Form 10-Q
period 1995-03-31
IMMUNOGEN INC
filed 1995-05-15
CIK 855654

IMMUNOGEN, INC.

                                 TABLE OF CONTENTS
                                 -----------------

                                                                    Page
                                                                    ----
     PART I - FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 1995 and June 30, 1994...............  3

                    Consolidated Statements of Operations
                    for the three months and the nine months
                    ended March 31, 1994 and 1995..................  4

                    Consolidated Statements of Stockholders'
                    Equity for the year ended June 30, 1994 and
                    the nine months ended March 31, 1995...........  5

                    Consolidated Statements of Cash Flows
                    for the nine months ended March 31,
                    1994 and 1995..................................  6

                    Notes to Consolidated Financial Statements.....  7

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..  8


        PART II - OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K............... 11

        Signatures  ............................................... 12

                           IMMUNOGEN, INC.
                     CONSOLIDATED BALANCE SHEETS
                    June 30, 1994 and March 31, 1995



                                                                           June 30,           March 31,
                                                                             1994                1995
                                                                          -----------         -----------
                                                       ASSETS
         Cash and cash equivalents                                        $ 1,572,389         $ 6,063,097
         Marketable securities (Note C)                                    19,629,177               -
         Other current assets                                                 629,809             360,759
                                                                          -----------        ------------
               Total current assets                                        21,831,375           6,423,856

         Property and equipment, net of accumulated
            depreciation                                                   16,468,761          14,413,655
         Other assets                                                          83,700              83,700
                                                                          -----------        ------------

                 Total assets                                             $38,383,836        $ 20,921,211
                                                                          ===========        ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable                                                 $ 2,209,151        $  2,065,221
         Accrued compensation                                                 936,914             267,834
         Other accrued liabilities                                            929,978             842,078
         Current portion of capital lease obligations                         828,954             914,982
                                                                          -----------        ------------

               Total current liabilities                                    4,904,997           4,090,115
                                                                          -----------        ------------

         Capital lease obligations                                          3,337,932           2,577,040
         Other non-current liabilities                                        181,067             139,283



         Redeemable convertible preferred stock,
            $.01 par value; authorized 277,080 shares;
            none issued or outstanding                                         -                    -

         Stockholders' equity (Note B)
            Common stock, $.01 value; authorized
               20,000,000 shares; issued and outstanding
               12,554,731 and 12,578,606 shares as of June
               30, 1994 and March 31, 1995, respectively                      125,547             125,786
            Additional paid-in capital                                    118,968,588         118,977,486
                                                                          -----------        --------------

                                                                          119,094,135         119,103,272
            Accumulated deficit                                           (89,134,295)       (104,988,499)
                                                                          -----------        --------------

               Total stockholders' equity                                  29,959,840          14,114,773
                                                                          -----------        --------------

                 Total liabilities and stockholders' equity               $38,383,836        $ 20,921,211
                                                                          ===========        ==============






   The accompanying notes are an integral part of the financial statements.

                                     IMMUNOGEN, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three and nine months ended March 31, 1994 and 1995



                                                              Three Months Ended                   Nine Months Ended
                                                                    March 31,                            March 31,
                                                    ------------------------------------------------------------------------
                                                          1994               1995                1994                1995
                                                    ---------------    ---------------    ---------------    ---------------
Revenues:
   Interest                                         $       184,974    $        76,054    $       707,926    $       395,659
   Other                                                      3,096             13,928             84,078             38,643
                                                    ---------------    ---------------    ---------------    ---------------
      Total revenues                                        188,070             89,982            792,004            434,302
                                                    ---------------    ---------------    ---------------    ---------------
Expenses:
   Research and development                               5,188,356          3,564,096         14,655,780         13,282,151
   General and administrative                             1,056,683            686,491          3,178,035          2,604,103
   Interest                                                   8,170            106,829             60,825            397,029
                                                    ---------------    ---------------    ---------------    ---------------
      Total expenses                                      6,253,209          4,357,416         17,894,640         16,283,283
                                                    ---------------    ---------------    ---------------    ---------------
Loss before income taxes                                 (6,065,139)        (4,267,434)       (17,102,636)       (15,848,981)

Income tax expense                                            2,442              1,004              9,345              5,223
                                                    ---------------    ---------------    ---------------    ---------------
Net loss                                             $   (6,067,581)   $    (4,268,438)   $   (17,111,981)    $  (15,854,204)
                                                    ===============    ===============    ===============    ===============

Loss per common share                               $         (0.51)   $         (0.34)   $         (1.57)    $        (1.26)
                                                    ===============    ===============    ===============    ===============

Shares used in computing loss
 per share amounts                                       11,793,829         12,576,398         10,926,410         12,568,510
                                                    ===============    ===============    ===============    ===============




   The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the year ended June 30, 1994 and
                     the nine months ended March 31, 1995

                                                  Common Stock
                                       -----------------------------------
                                                                Additional                       Total
                                                                 Paid-in     Accumulated     Stockholders'
                                         Shares      Amount      Capital       Deficit          Equity
                                       ----------  ---------  ------------  ---------------  -------------

Balance at June 30, 1993               10,498,793  $ 104,988  $105,878,986  $  (65,443,829)  $  40,540,145
                                       ----------  ---------  ------------  ---------------  --------------
Issuance of common stock, net           2,055,938     20,559    13,012,864          -           13,033,423
Issuance of common stock warrants          -           -            76,738          -               76,738
Net loss for the year ended
  June 30, 1994                            -           -            -          (23,690,466)    (23,690,466)
                                       ----------  ---------  ------------  ---------------  --------------
Balance at June 30, 1994               12,554,731    125,547   118,968,588     (89,134,295)     29,959,840
                                       ----------  ---------  ------------  ---------------  --------------
Issuance of common stock                   23,875        239         8,898                           9,137
Net loss for the nine months ended
  March 31, 1995                                                               (15,854,204)    (15,854,204)
                                       ----------  ---------  ------------  ---------------  --------------
Balance at March 31, 1995              12,578,606  $ 125,786  $118,977,486  $ (104,988,499)  $  14,114,773
                                       ==========  =========  ============  ===============  ==============

   The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended March 31, 1994 and 1995

                                                                  Nine Months Ended
                                                                      March 31,
                                                       -------------------------------------
                                                            1994                  1995
                                                       --------------         --------------
Cash flows from operating activities:
   Net loss                                            $ (17,111,981)         $ (15,854,204)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                      1,281,348              2,462,940
        Changes in operating assets and liabilities:
          Other current assets                              (126,766)               269,050
          Other assets                                       392,015                      -
          Accounts payable                                   247,011               (143,930)
          Accrued compensation                               279,721               (669,080)
          Accrued construction costs                        (616,816)                     -
          Other accrued liabilities                          333,107                (87,900)
          Other non-current liabilities                       96,413                (41,784)
                                                       --------------         --------------
        Net cash used for operating activities           (15,225,948)           (14,064,908)
                                                       --------------         --------------

Cash flows from investing activities:
   Capital expenditures                                   (7,089,379)              (426,922)
   Proceeds from sale of marketable securities            26,387,552             27,614,171
   Purchase of marketable securities                     (23,123,489)            (7,953,113)
                                                       --------------         --------------

        Net cash provided by investing activities         (3,825,316)            19,234,136

Cash flows from financing activities:
   Common stock and warrant issuances, net                13,099,344                  9,137
   Proceeds from sale/leaseback transaction                1,934,829                      -
   Principal payments on capital lease obligations          (120,373)              (687,657)
                                                       --------------         --------------
        Net cash used for financing
         activities                                       14,913,800               (678,520)
                                                       --------------         --------------
Net change in cash and cash equivalents                   (4,137,464)             4,490,708
                                                       --------------         --------------
Cash and cash equivalents, beginning balance               9,535,430              1,572,389
                                                       --------------         --------------
Cash and cash equivalents, ending balance              $   5,397,966          $   6,063,097
                                                       ==============         ==============
Supplemental disclosure of cash flow information:

   Cash paid for interest                              $      60,825          $     390,891
                                                       ==============         ==============
   Cash paid for income taxes                          $      12,310          $         456
                                                       ==============         ==============




    The accompanying notes are an integral part of the financial statements.

                                        IMMUNOGEN, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of ImmunoGen, Inc. (the "Company"), which include those of its wholly-owned subsidiary, ImmunoGen Securities Corp. and its 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI").

B. Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common share equivalents have not been included because their effect would be anti-dilutive. Fully diluted earnings per share are the same as primary earnings per share.

C. Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 - Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which requires the Company to categorize its investments into one of three categories. The Company categorizes its investments as "held-to-maturity" and they are carried at amortized cost, which approximates market value, on the balance sheet. The impact of this change in accounting principle was immaterial to the Company's financial position and results of operations at July 1, 1994.

D. In an action to reduce costs, the Company in December 1994 implemented a restructuring plan, suspending its operations at its Canton and Norwood, Massachusetts production facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead products. This plan resulted in the termination of approximately 100 employees and affected all functional areas within the Company. Restructuring charges approximating $600,000 were charged to expense in December 1994 representing severance costs for terminated employees. As of March 31, 1995 the Company had paid approximately $580,000 of these severance benefits, of which approximately $564,000 was paid during the three month period ended March 31, 1995.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended March 31, 1994 and 1995

     Revenues for the three months ended March 31, 1994 and 1995 were approximately $188,000 and $90,000, respectively. These revenues primarily consisted of approximately $185,000 and $76,000 of interest income in the respective periods. This decrease of 59% was caused primarily by the decrease in cash balances available for investment between these periods.

     The Company's total expenses for the three months ended March 31, 1994 and 1995 decreased 30% from approximately $6.3 million in 1994 to approximately $4.4 million in 1995.

     Research and development costs were 83% and 82% of the Company's total expenses in 1994 and 1995, respectively, decreasing approximately 31% from $5.2 million in the 1994 period to approximately $3.6 million in the 1995 period. This decrease is the result of the Company's restructuring plan implemented in December 1994, offset somewhat by increased costs associated with the Company's subsidiary, Apoptosis Technology, Inc. ("ATI") and increased non-cash depreciation charges associated with capital expenditures made in prior periods.

     General and administrative expenses decreased approximately 35% from approximately $1.1 million for the three months ended March 31, 1994 to approximately $681,000 for the same period in 1995. This decrease resulted largely from implementation of the Company's restructuring plan. In addition, savings were also recognized through reductions in management and administrative personnel in the second and third quarters of calendar 1994.

     Interest expense increased approximately $99,000 between the two periods, reflecting the utilization of capital lease arrangements to finance certain equipment.

  Nine Months Ended March 31, 1994 and 1995

     Revenues for the nine months ended March 31, 1994 and 1995 were approximately $792,000 and $434,000, respectively, a decrease of approximately 45%. These revenues primarily consisted of approximately $708,000 and $396,000 of interest income in the respective periods. This decrease was caused primarily by a decrease in cash balances available for investment. In addition, revenues for the nine months ended March 31, 1994 included approximately $75,000 of contract revenues received under the Small Business Innovative Research Program of the U.S. National Science Foundation.

     Total expenses decreased approximately 9% from approximately $17.9 million in 1994 to approximately $16.3 million in 1995.

     Research and development costs were 82% of the Company's total expenses in each year, decreasing approximately $1.4 million from $14.7 million for the nine months ended March 31, 1994 to approximately $13.3 million in the corresponding period in 1995. As in the three months ended March 31, 1995, significant components of this decrease include implementation of the Company's restructuring plan in December 1994, offset somewhat by restruc-turing charges incurred, increased costs associated with ATI and non-cash depreciation charges associated with capital spending in prior periods. A planned substantial reduction in raw materials purchases in a prior fiscal 1995 quarter also contributed to the decrease in expenses.

     General and administrative expenses decreased 18% from approximately $3.2 million for the nine months ended March 31, 1994 to approximately $2.6 million for the 1995 period. As in the three months ended March 31, 1995, this decrease represented savings associated with the restructuring plan and reductions in management and administrative staff in the second and third quarters of calendar 1994, offset somewhat by the restructuring charges incurred.

     Interest expense increased from approximately $61,000 for the nine months ended March 31, 1994 to approximately $397,000 for the 1995 period. This increase reflects the utilization of capital lease arrangements to finance certain equipment.

Liquidity and Capital Resources

     Since July 1, 1992 the Company has financed its operating deficit of $58.4 million from various sources, including over $13.2 million raised in its fiscal 1994 public offering, net of offering costs, and from the exercise of stock options. In March 1994, the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment, under which all monies have been received. This transaction included warrants to purchase common stock, which expire in April 1999. Since July 1, 1992 the Company has also received approximately $2.6 million of interest income and approximately $0.3 million of other income, primarily payments received under the Small Business Innovative Research Program of the U.S. National Science Foundation and under the Orphan Product Development Program of the U.S. Department of Health and Human Services.

     In the period from July 1, 1992 to March 31, 1995 approximately $16.4 million was expended on property and equipment, including the financed equipment, principally for construction of the Company's manufacturing facilities in Canton and Norwood, Massachusetts.

     In an action to reduce costs, the Company in December 1994 implemented a restructuring plan, suspending operations at its Canton and Norwood, Massachusetts production facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead products. This plan resulted in the termination of approximately 100 employees and affected all functional areas within the Company. Restructuring charges approximating $600,000 were charged to expense in December representing severance costs for terminated employees. As of March 31, 1995 the Company had paid approximately $580,000 of these severance benefits, of which approximately $564,000 was paid during the three month period ended March 31, 1995.

     Since the Company's 1994 public offering, the availability of funding in the public and private markets has been substantially constrained for many biotechnology companies. Accordingly, the Company has turned to other sources to provide additional liquidity. In March 1994, the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton facility. In addition, the Company is actively engaged in the pursuit of collaborative agreements.

     As of March 31, 1995 the Company had approximately $6.1 million in cash and cash equivalents. The Company anticipates that its existing capital resources will enable it to maintain its operations through fiscal 1995 and into the first quarter of fiscal 1996. The Company's ability to fund its operations beyond that period will be dependent on the Company's ability to obtain additional funds through equity or debt financings, collaborative agreements or from other sources of financing. If substantial additional funding does not become available, it will be necessary for the Company to address its lack of sufficient liquidity through further reductions in the method and scale of its operations.





                                     10





                                        IMMUNOGEN, INC.
                                  PART II- OTHER INFORMATION
                                  --------------------------



        Item 1.  Legal Proceedings.
                 ------------------

                 Not Applicable.

        Item 2.  Changes in Securities.
                 ----------------------

                 Not Applicable.

        Item 3.  Defaults Upon Senior Securities.
                 --------------------------------

                 Not Applicable.

        Item 4.  Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

                 Not Applicable.

        Item 5.  Other Information.
                 ------------------

                 Not Applicable.

        Item 6.  Exhibits and Reports on Form 8-K.
                 ---------------------------------

                 (b) No reports on form 8-K were filed during
                     the three months ended March 31, 1995.






















                                     11



                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   		IMMUNOGEN, INC.





 Date:   May  10, 1995			             By:  /s/ Mitchel Sayare
                                      ----------------------------
                      									             Mitchel Sayare
                         						             Chief Executive Officer
                           				             (principal executive officer)



 Date:   May  10, 1995			            By:  /s/ Frank J. Pocher
                                      ----------------------------
                						                     Frank J. Pocher
                               		    	    	Vice President and
                              			    	    	Chief Financial Officer
                               	    	     	(principal financial officer)




















                                      12