Form 10-K
period 1995-06-30
IMMUNOGEN INC
filed 1995-09-28
CIK 855654

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                      OR

  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

Commission file number 0-17999
                       --------

                               IMMUNOGEN, INC.
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-2726691
  --------------------------------        ------------------------------------
   State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                    128 Sidney Street, Cambridge, MA  02139
        --------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (617) 661-9312
            -----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No
                                                 -

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market System, of voting stock held by non-affiliates at September 18, 1995: $50,754,868 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 18, 1995: 12,586,606 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM I.  BUSINESS

ImmunoGen, Inc. ("ImmunoGen" or "the Company") develops pharmaceuticals, primarily for the treatment of cancer. The Company's products are "immunoconjugates," each comprising a potent effector molecule -- a proprietary toxin or drug -- coupled to a monoclonal antibody for delivery to and destruction of targeted cells. Through its subsidiary, Apoptosis Technology, Inc. ("ATI") established in 1993, the Company is developing additional technology platforms, based on the regulation of cell proliferation and programmed cell death, or apoptosis, with which to identify therapeutic product candidates for the treatment of cancer and viral diseases.

Since its inception, the Company has acquired significant expertise and proprietary know-how with regard to the development of immunoconjugates for the treatment of cancer. The key elements of the Company's proprietary position include its expertise in identifying and designing both potent effector molecules and specific targeting agents. Through its network of collaborators, advisors and consultants, the Company also has access to significant medical expertise with regard to the treatment of cancer. Through ATI, the Company has established collaborative ties with leading academic researchers in the area of apoptosis research and its applications to the treatment of cancer and viral diseases.

The Company uses several different toxins and drugs in its immunoconjugates as effector molecules with which to destroy target cells. In each of the Company's first four products -- the Oncolysins -- a proprietary derivative of ricin, a powerful, naturally occurring plant toxin, is coupled to a targeting monoclonal antibody. In the Company's next group of products -- small-drug immunoconjugates -- potent small-molecule drugs are conjugated to humanized monoclonal antibodies. ATI is basing its proprietary technology portfolio on the development of molecular and cellular screening systems for the identification of leads for therapeutic product candidates.

The Company began conducting clinical trials with the first of the Oncolysin products in 1988. That first product, Oncolysin B, is now being tested in lymphoma patients in a large-scale, randomized Phase III clinical study. The Company's small-drug immunoconjugates are in the research and preclinical phases of development: in April 1994, the Company successfully submitted an Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA") to begin human clinical testing of anti-B4-DC1, its first small-drug immunoconjugate.

The Company's products will require significant additional investment and laboratory and clinical testing, and regulatory approvals. The Company is seeking to commercialize its products through collaborations with established pharmaceutical companies to support clinical testing and development and manufacturing and for product sales and marketing. The Company also may elect in the future to establish a specialized sales force in the United States and to serve international markets through foreign licensees. There can be no assurance, however, that the Company will be successful in developing or commercializing its products.

IMMUNOCONJUGATE TECHNOLOGY

The Company has developed two classes of effector molecules whose distinct characteristics have yielded products it believes are uniquely suited to the treatment of different stages of cancer; namely, as initial therapy or to reduce the residual cancer cells that often remain after initial therapy.

In the Company's first four products, the Oncolysins, blocked ricin (a derivative of ricin, a potent, naturally occurring plant toxin readily available from castor beans) is linked to a monoclonal antibody to form an immunoconjugate. The Company's blocked-ricin immunoconjugates possess high potency, specificity for target cells and, importantly, a mechanism of cell killing -- disruption of protein synthesis -- that is not shared by conventional anticancer agents. The mechanism of action of blocked-ricin immunoconjugates makes them particularly attractive agents for the treatment of the subclinical (undetectable) residual disease which frequently remains after initial chemotherapy. Residual disease may be resistant to conventional agents and often regrows, causing relapsed disease.

The Company has conducted in vitro tests which compare the potency of blocked ricin to the most commonly used conventional chemotherapeutic agents, including adriamycin, methotrexate, actinomycin D, vinblastine and mitomycin C. In these tests, the Company has shown that the same proportion of tumor cells is killed by antibody immunoconjugates of blocked ricin at concentrations 1,000-times lower than those of the chemotherapeutic drugs tested. Thus, due to the potency and specificity of the immunotoxin, blocked-ricin immunoconjugates have the potential for greater tumor destruction before reaching dose levels which cause severe illness or death in the patient.

ImmunoGen believes it is the only company with a proprietary position in an effective derivative of intact ricin. See "Patents, Trade Secrets and Trademarks." Two U.S. patents relating to blocked ricin and its use in antibody conjugates have issued to Dana-Farber Cancer Institute ("Dana-Farber"): No. 5,239,062, issued in August 1993, and No. 5,395,924, issued in March 1995. ImmunoGen has an exclusive worldwide license for all therapeutic applications of these patents.

The Company has also tested two groups of small-molecule drugs, each as toxic as ricin, which it believes offer great promise for use as effector molecules in immunoconjugates. The Company has developed derivatives of these drugs which allow them to be attached to antibodies to target tumor cells and allow for their release at the target site in a fully active form.

The first compound, DC1, is representative of a group of agents called natural groove-binding compounds. After binding to DNA, these agents attach covalently, thereby interfering with cellular function and inducing the death of cells. ImmunoGen has incorporated DC1 into several immunoconjugates, and in April 1994 the Company submitted an IND to FDA to begin human testing of its first DC1-based immunoconjugate. In June 1995, the Company received a $750,000 Phase II Small Business Innovation Research ("SBIR") grant from the National Cancer Institute ("NCI") of the National Institutes of Health to help fund development of DC1-based immunoconjugates. The award is for $375,000 annually for two years beginning June 1, 1995. In August 1995, the Company received notification from the U.S. Patent and Trademark Office that a U.S. patent will soon issue on the use of DC1 in immunoconjugates.

The second small-drug compound, DM1, binds to tubulin and is a potent inhibitor of cell division. It is derived from maytansine, a natural product. The Company has obtained an exclusive license for use of maytansine in conjugated form. See "Licenses -- Takeda Chemical Industries Ltd." The Company has received two patents, No. 5,208,020, issued in May 1993, and No. 5,416,064, issued in May 1995, covering the use in conjugated form of small-drug immunoconjugates derived from maytansine.

The Company has conducted IN VITRO tests that it believes demonstrate that immunoconjugates containing either DC1 or DM1 are more effective than current anticancer drugs at killing tumor cells. This high degree of killing power is important in debulking tumor masses. In animal tumor models using SCID mice, small-drug immunoconjugates have shown therapeutic efficacy and complete cures at low doses with no toxicity to normal tissues. In September 1995, the Company published the results of its in vitro and animal studies of DC1-based immunoconjugates in a leading medical journal, Cancer Research.

The specificity of an antibody forms the basis for its use to deliver effector molecules to disease sites. Antibodies are proteins produced by the immune system in response to the presence of foreign substances in the body. A particular antibody detects and binds to only one specific antigen, or marker. Since cancer cells may have unique antigens on their surfaces, an antibody with the correct specificity for those cells may be used as a targeting agent. When such an antibody is coupled to a highly toxic agent, forming an immunoconjugate, tumor cells are killed while normal cells, even those in close association with the tumor, can be spared.

The Company uses humanized monoclonal antibodies as targeting agents in its small-drug immunoconjugates because they are expected to be nonimmunogenic. Nonimmunogenic molecules are desirable because, over time, a patient's immune system may recognize a nonhuman protein as foreign and remove it from circulation. As a result, the triggering of an immune response may limit the ability to conduct long-term therapy using immunoconjugates comprising nonhuman proteins. Because they are expected to be nonimmunogenic, the Company's small-drug immunoconjugates are being developed for long-term dosing for the treatment of patients who have relapsed and for debulking tumor masses.

ImmunoGen has invested in two antibody humanization techniques for the development of these nonimmunogenic targeting agents for use in its small-drug immunoconjugates: CDR grafting and resurfacing. The Company has humanized the antibodies used in Oncolysin B and Oncolysin S using both CDR grafting and resurfacing -- techniques that alter antibodies derived from animals to make them appear human to the immune system. Laboratory experiments have demonstrated that these humanized antibodies maintain the same level of high-affinity binding as the original, mouse-derived antibodies. In addition to these, the Company intends to humanize other antibodies, including those which target solid tumors. In February 1995, the Company entered into an agreement with Oxford Molecular Ltd ("OML"), a research and development firm which provides computer software for modeling protein structure, under which OML receives rights to utilize the Company's antibody resurfacing technology. See "Licenses -- Oxford Molecular Ltd."

APOPTOSIS TECHNOLOGY

In January 1993, the Company established ATI, a subsidiary founded to develop screening systems for drugs which influence the regulation of cell proliferation and programmed cell death, or apoptosis. Initially, ATI licensed technology from Dana-Farber. See "Licenses -- Dana-Farber Cancer Institute." ATI's strategy has been to leverage existing knowledge in the field of apoptosis by developing, at the discovery stage, a series of key research collaborations with academic scientists. To this end, in addition to its collaboration with Dana-Farber in this area, ATI has established collaborative ties with leading scientists at additional academic centers to complement its own internal research team.

ATI is expected to identify leads for the development of therapeutic product candidates based on the regulation of cell proliferation and apoptosis, the natural, orderly process by which cells in the body die or are killed. The Company expects that, over the next several years, research at ATI will yield a flow of new product candidates which ImmunoGen, under the terms of its agreement with ATI, will have the option to commercialize. For the past two years, ATI has been engaged in the identification of specific diseases which may be treated through the regulation of apoptosis and is focusing its efforts on cancer and viral diseases.

Apoptosis is an active process regulated by specific genes. All cells have the potential to undergo apoptosis. The activation of a cell death program is regulated by a multitude of signals that either can originate on the cell surface and be transmitted through receptors to intracellular pathways, or which arise in the interior of the cell. The discovery over the past few years of key regulatory elements makes it possible to develop novel therapies intended to enhance or decrease the tendency of specific cell populations to undergo apoptosis.

ATI's research objective is to define opportunities for intervention at key signaling points in these pathways. Because of promising research developments made both at ATI and in the laboratories of its collaborators in the regulation of so-called "ANTI-DEATH" genes and SURVIVAL SIGNALS, ATI has focused its discovery efforts on the identification of molecular targets and the subsequent development of molecular screening systems in these areas.

REGULATION OF ANTI-DEATH GENES. Tumor cells escape apoptosis through the active suppression of stimuli which directly induce apoptosis. For example, the BCL-2 proto-oncogene can block cell death induced by a broad spectrum of apoptosis-inducing stimuli. Therefore, it has been categorized as a regulator of cell death, or an "anti-death" gene. It is known that BCL-2 is a member of a small gene family and that interactions among the members of this family may regulate its function.

In April 1995, ATI researchers published the results of cloning and functional analysis of Bak, a member of the BCL-2 gene family which, unlike BCL-2, promotes cell death. Laboratory experiments have shown that forced expression of Bak induces rapid and extensive apoptosis, raising the possibility that it is directly involved in the machinery of a cell death program. Further, ATI scientists have identified the domain in Bak that ATI believes is both necessary and sufficient to trigger cell-killing activity. This domain gives ATI a molecular target with which to begin the design of screens for drugs which trigger apoptosis.

ATI is pursuing ways of disrupting the suppression of Bak function by Bcl-2 family members. In addition, ATI, with outside collaborators at the St. Louis University Medical Center, have demonstrated that Bak is the target of inhibitory gene products from two unrelated viruses and are now progressing toward identification of the anti-apoptotic mechanisms of cytomegalovirus.

REGULATION OF THE CELL DEATH PATHWAY BY SURVIVAL SIGNALS. In normal, healthy tissue, proliferation and cell death are coupled, providing an efficient means for organisms to control unwanted or excess cellular proliferation. However, cancer cells have accumulated mutations that circumvent the normal regulation of proliferation and cell death, leading to excess and uncontrolled cell growth not compensated for by apoptosis. One way that the cell suppresses the cell death program is through mediation of survival signals provided by growth factors such as insulin-like growth factor 1 ("IGF-1"). Research from the laboratory of Dr. Gerard Evan of the Imperial Cancer Research Fund ("ICRF"), a leading cancer research foundation in the United Kingdom, has shown that survival signals provided by IGF-1 help prevent cells transformed by the MYC proto-oncogene from undergoing apoptosis. ATI has established a research program with Dr. Evan to dissect the role of IGF-1 and other survival factors in the death pathway and to identify drugs that mimic or disrupt the survival signal of IGF-1 in cells. See "Licenses -- Imperial Cancer Research Fund." Since the IGF-1 receptor ("IGF-1R") is overexpressed on cells of many tumor types, such as breast and small-cell lung carcinoma, it is expected that the down-regulation of survival signals should induce apoptosis in a great number of tumor types, potentially offering ATI highly specific therapeutics for an array of cancers.

To further enhance this program, in January 1995, ATI signed a consulting agreement with Dr. Renato Baserga of Thomas Jefferson University, Philadelphia, Pennsylvania, an expert on IGF-1R and its role in proliferation, transformation and regulation of apoptosis. Dr. Baserga and his laboratory have provided ATI with IGF-1R mutants with which to study ways of intervening with the IGF-1 survival signal and thereby triggering the cell death program. In collaboration with Dr. Baserga, ATI has identified areas on IGF-1R which are necessary to transmit the survival signal, thereby providing potential molecular targets for drug design.

PRODUCTS

ImmunoGen has selected specific markets in which to focus its initial product development efforts. Oncolysin B and Oncolysin M are designed to treat patients in remission with lethal forms of blood-cell malignancies. Oncolysin S is an immunoconjugate for the treatment of small-cell lung cancer ("SCLC") patients in remission and Oncolysin CD6 is designed for the treatment of T-cell malignancies in remission and for acute organ transplant rejection. The Company's small-drug immunoconjugates are being developed as initial therapy for lymphoma, SCLC and certain solid tumors. The Company believes that applications of the Oncolysin products, to treat patients in remission to prevent or substantially delay relapse, will be complementary to those of its small-drug immunoconjugates, which are being developed for use as initial therapy and as agents for long-term administration.

In December 1994, the Company implemented a restructuring which included the suspension of operations at its Canton and Norwood production facilities and the reduction or elimination of certain areas of the Company's research. This plan resulted in the termination of approximately 100 employees, or an approximately 60% reduction in workforce. As part of the restructuring, the Company focused its clinical resources on Oncolysin B and scaled back clinical trials of its other products. Clinical development of the other Oncolysins - including Oncolysin S, which has progressed into Phase II testing for the treatment of small-cell lung cancer - is expected to remain on hold until the Company enters into new agreements with third parties to support their commercialization. The Company's small-drug immunoconjugates, now in the research and preclinical stages of development, also will not enter human clinical trials until third-party funding is secured for them.

The Company expects that future expenditures for manufacturing improvements and for new clinical trials will be defrayed by corporate partners. Although the Company currently is seeking such partners, no such arrangements have been concluded nor is there any assurance that any such arrangements may be concluded.

The following table summarizes the current development status of the Company's products and product candidates. For a description of Phase I-III clinical trials, see "Regulatory Issues -- Clinical Trials Process." Preclinical denotes work to refine product performance characteristics and studies relating to product composition, stability, scale-up, toxicity and efficacy to create a prototype formulation in preparation for submission of an IND application to FDA to begin human clinical studies. Research denotes work up to and including bench-scale production of a formulation which meets the basic product performance characteristics established for the product. For products now in clinical testing, each line item in the table represents a separate clinical indication:

DEVELOPMENT STATUS OF IMMUNOGEN'S PRODUCTS

Product/Application             Clinical Setting                        Status
I.  ONGOING DEVELOPMENT:
Oncolysin B
  B-Cell Lymphomas              After Autologous Bone Marrow            Phase III
  and Leukemias                   Transplantation (1)
                                AIDS-Related Lymphoma (2)               Phase I/II
                                Synergy with Chemotherapy               Phase I/II
                                Pediatric                               Phase I (NCI IND)

Anti-B4-DC1
  B-Cell Lymphomas              Tumor Debulking                         IND Accepted

huN901-DC1
  Small-Cell Lung Cancer        Tumor Debulking                         Preclinical

Colon-DM1
  Colon Cancer                  Tumor Debulking                         Research

Anti-EGFR-DM1
  Squamous-Cell Carcinomas      Tumor Debulking                         Research

II.  SUSPENDED, CLOSED OR COMPLETED CLINICAL STUDIES:
Oncolysin B
  B-Cell Lymphomas              After Chemotherapy (2,3)                Phase II
  and Leukemias                 At Relapse (3)                          Phase I/II
                                Bone Marrow Purging (3)                 Phase I/II

Oncolysin S
  Small-Cell Lung Cancer        After Chemotherapy (4)                  Phase II
  CD56+ Pediatric Tumors        At Relapse                              Phase I (NCI IND)

Oncolysin M
  Myelogenous Leukemias         Bone Marrow Purging (3)                 Phase I/II

Oncolysin CD6
  T-Cell Cancers                After Relapse (4)                       Phase I

(1)Pivotal study to serve as the basis for Product License Application ("PLA").
(2)Studies to generate data to support Oncolysin B PLA.
(3)Study closed; no new trials planned in this clinical setting.
(4)Not currently enrolling patients to focus additional clinical resources to Oncolysin B PLA.

With certain exceptions, ImmunoGen has conducted its own clinical studies. The ongoing Phase III trial of Oncolysin B is being conducted in conjunction with the Cancer and Leukemia Group B ("CALGB") and the Eastern Cooperative Oncology Group ("ECOG"), both NCI cooperative groups. Currently, the study is open to enrollment at 42 sites in the United States and Canada.
The Company also supports some clinical trials of the Oncolysin products which are conducted directly by the NCI.

Oncolysin B. Non-Hodgkin's lymphoma affects an estimated 45,000 new patients every year in the United States; over 36,000 suffer from the B-cell variant. There are approximately 19,000 deaths each year among B-cell lymphoma patients. There are also approximately 12,500 new cases of acute and chronic lymphocytic leukemia in the United States each year. Approximately 5,700 persons die of these B-cell leukemias annually, the majority of whom are under the age of twenty. Oncolysin B uses an antibody, anti-B4, to target blocked ricin specifically to a marker, CD19, found on these B-cell malignancies.

As indicated in the preceding table, Oncolysin B is being evaluated for a number of different indications and in a number of different settings. Over 800 patients have been enrolled in clinical studies of Oncolysin B using the drug intravenously or as a bone marrow purging agent. Clinical responses have been observed in these trials with an acceptable side-effect profile.

Based on encouraging data from Phase I and Phase II studies in patients with minimal residual disease, the Company began enrollment of patients in a pivotal, multicenter Phase III study of Oncolysin B in July 1993. This study is measuring the effectiveness of the drug in the treatment of relapsed lymphoma patients subsequent to autologous bone marrow transplantation ("ABMT"). In the ABMT procedure, a portion of the patient's bone marrow is removed and stored and a remission is then induced with high-dose chemotherapy, with or without radiation. This intensive chemotherapy and radiation obliterates the remaining bone marrow and the patient is then salvaged by reinfusion of the previously stored marrow. Even if these patients have no clinical evidence of disease subsequent to ABMT, 50-70% are expected to relapse in two years because of occult, residual tumor.

The Company believes that the ABMT setting, which numbers approximately 5,000 new cases per year in the United States, serves as a model for all B-cell malignancy patients in remission. The Phase III trial measures the time to relapse of patients in complete remission who receive Oncolysin B subsequent to ABMT versus results for those who do not receive the drug subsequent to ABMT.

Enrollment in the Oncolysin B Phase III trial was slower than anticipated in 1995. The Company expects enrollment in the trial to continue at least through 1996 and does not expect to submit data to FDA until 1998, at the earliest. A number of factors make the time to completion of the Phase III trial difficult to predict. These include the rate of enrollment of patients into the trial, the number of patients who are declared ineligible or who voluntarily drop out prior to randomization (the time when patients are divided into two groups -- treatment with Oncolysin B versus observation) and their time to relapse subsequent to randomization.

The Company also has tested Oncolysin B in Phase II trials in patients who are in remission following conventional chemotherapy. Unlike patients in the ongoing Phase III study, these patients did not undergo ABMT. Using supportive data from these studies, the Company intends to seek approval to use Oncolysin B to treat the entire population of patients with B-cell malignancies who are in remission (or who have minimal residual disease), no matter how the remission has been achieved.

AIDS-related lymphoma is another setting where the Company believes Oncolysin B may be effective. Two Phase I studies of Oncolysin B began in this setting in the fall of 1991, one of which was performed under an IND submitted by NCI. AIDS-related lymphoma is a devastating disease where conventional chemotherapy has limited effectiveness and relapsed disease usually is refractory to additional chemotherapy. A further problem in the treatment of AIDS-related lymphoma is that the aggressive chemotherapy normally undertaken for lymphoma patients may not be tolerated by patients with AIDS. Because Oncolysin B does not suppress the bone marrow, the Company believes that AIDS patients with compromised bone marrow function may tolerate Oncolysin B better than they tolerate the myelosuppressive agents normally used to treat lymphoma.

Forty patients were treated in the initial Phase I/II trials in AIDS-related lymphoma, and preliminary data indicate that Oncolysin B may be given safely to these patients. The data also suggest that Oncolysin B may cause significant tumor shrinkage in relapsed patients. Based on these results, in September 1994 the Company initiated a Phase I/II trial of patients given combination conventional chemotherapy and a 28-day continuous infusion of Oncolysin B.
This study met its objectives and was completed in September 1995.

Encouraging laboratory and preclinical results also led the Company to begin a Phase I/II trial of Oncolysin B using the drug in combination with conventional agents. Studies in mice which had been given B-cell tumors show that combining Oncolysin B with the conventional chemotherapeutics adriamycin or vincristine produced additive, or synergistic, anti-tumor effects -- superior to those seen with Oncolysin B or the conventional agents alone. Furthermore, ImmunoGen scientists observed enhanced cell killing using Oncolysin B in combination with the conventional agents on tumors which were resistant to conventional drugs. The Phase I/II study testing the synergistic effects of Oncolysin B in combination with conventional chemotherapy began in September 1994 in lymphoma patients and is ongoing.

Oncolysin S. Lung cancer is diagnosed in over 172,000 Americans every year and their overall five-year survival rate is approximately 13%. However, over 30% of these patients (approximately 55,000 per year) have small-cell lung cancer ("SCLC") and their five-year survival rate is only 1%. Using the N901 antibody, which binds to an antigen, CD56, found on SCLC, the Company initiated a clinical trial with Oncolysin S in early 1991.

The Company completed its initial Phase I study of Oncolysin S in March 1993. The trial established that the drug may be administered safely, is well tolerated and is delivered to the tumor. Clinicians also saw one partial response and observed stabilization of disease in six other patients treated in the trial. The Company believes these results are very encouraging, especially since current therapies for relapsed SCLC rarely produce durable responses and the long-term prognosis for these patients is poor.

Based on the results obtained in the initial study, the Company initiated a Phase II trial in September 1993 in patients with a best response following conventional chemotherapy. Following treatment with Oncolysin S, a subset of patients developed abnormalities which could be consistent with interaction of the N901 antibody with cardiac tissues. The Company stopped enrollment of new patients in Oncolysin S trials in October 1994, before treating a sufficient number of patients to be able to make an assessment of responses or of potential cross-reactivity of the antibody in this patient group. The Company cannot estimate the time to completion of the Phase II trial, nor does it intend to expand into additional Phase II trials of Oncolysin S, due to the focus of its clinical effort on studies of Oncolysin B to support its first Product License Application ("PLA"), until it secures third-party support.

Oncolysin M. Acute myelogenous leukemia affects approximately 12,000 new patients annually in the United States; approximately 7,500 patients die of the disease each year. Anti-My9 is a highly specific antibody for these leukemia cells which, when combined with the Company's blocked ricin, yields a potent immunoconjugate.

Early results of bone marrow purging studies indicate that Oncolysin M decreases the number of malignant cells while not damaging the stem cells necessary for successful regrowth of the marrow. The study achieved its objectives and the Company does not plan to initiate new trials of Oncolysin M until it secures third-party support.

Oncolysin CD6. ImmunoGen has developed Oncolysin CD6, a product which may have applications in the inhibition of the inflammatory response, mediated by T cells, which accompanies autoimmune disease. An IND for Oncolysin CD6 was submitted to FDA in February 1992 seeking to test the ability of the drug to suppress the immune system and prevent rejection of organ transplants. In response, FDA requested that the first clinical test of Oncolysin CD6 be conducted in a population of patients with life-threatening illness. The Company then prepared an IND amendment to evaluate Oncolysin CD6 in patients with cutaneous T-cell lymphoma or leukemia. The Company began a Phase I study in this setting in June 1993, which has been placed on hold by the Company in order to permit the Company to focus its clinical effort on studies of Oncolysin B to support its first PLA. The Company cannot estimate the time to completion of the Phase I trial, nor does it intend to expand trials of Oncolysin CD6 until it secures third-party support.

Anti-B4-DC1. The first of the Company's small-drug immunoconjugates, anti-B4-DC1 consists of the same antibody as in Oncolysin B (anti-B4) linked to the potent small-drug effector molecule, DC1. DC1 is a synthetic drug and is not expected to be immunogenic. The immunoconjugate, therefore, may be a suitable agent for tumor debulking. The Company submitted an IND to begin testing anti-B4-DC1 in relapsed lymphoma patients in April 1994. The FDA has accepted its application and the Company expects to initiate human clinical trials when it enters into an agreement with a corporate partner to support commercialization.

huN901-DC1. This product consists of a humanized version of the antibody in Oncolysin S (N901), conjugated to DC1. The antibody has been humanized successfully, and the Company has expressed it in cells at sufficiently high levels to begin manufacturing scale up. As with anti-B4-DC1, the Company will not begin clinical testing of huN901-DC1 before a corporate partner is found to support further development and commercialization. The Company expects to test huN901 as a tumor debulking agent in small-cell lung cancer.

Colon-DM1. Under a research agreement with a major pharmaceutical company, the Company has been testing an antibody which targets colon cancer cells. The Company believes this antibody possesses the requisite specificity which would make it a useful targeting agent in a small-drug immunoconjugate: the antibody binds strongly to 70% of colon cancers and has minimal cross-reactivity with normal human tissues. Upon the successful execution of a licensing agreement to obtain commercial rights to the antibody, the Company expects to humanize it, conjugate it to DM1 and begin preclinical studies. The Company will not begin clinical testing of colon-DM1 until a corporate partner is found to support clinical development and commercialization.

Anti-EGFR-DM1. The Company currently is evaluating several new antibodies, developed at ImmunoGen, which are directed against the epidermal growth factor receptor ("EGFR"). EGFR is overexpressed on many solid tumors, such as head and neck cancer and non-small-cell lung cancer. The Company will not pursue further development of this immunoconjugate until it secures third-party support.

BUSINESS STRATEGY

ImmunoGen's products may be marketed potentially by licensees or by the Company. The Company recognizes that successful marketing of its anticancer products both in the United States and abroad will require resources and expertise not resident in-house and may be beyond the capabilities of all but the largest pharmaceutical marketing organizations. The Company therefore is seeking marketing agreements or other exchanges of product rights with established pharmaceutical companies in order to reach the oncology community. ImmunoGen's strategy is to license rights to its products and require that its licensees fund the Company's later-stage development work on its products. The Company may also, in the future, develop a small sales force to introduce and detail its products; however, it has no current plans to do so.

To reduce expenditures and focus on its competitive strengths in research and preclinical product development, the Company implemented a restructuring in December 1994 which included a 60% reduction in its workforce. The Company believes that it has already produced sufficient quantities of its products to support ongoing clinical trials, and the restructuring included the suspension of manufacturing. The Company expects that future expenditures for manufacturing improvements, as well as for new clinical trials, will be defrayed by corporate partners.

LICENSES -- IMMUNOGEN, INC.

Dana-Farber Cancer Institute. Under the Company's Research and License Agreement with Dana-Farber, entered into in May 1981, the Company has provided funds for research projects conducted by Dana-Farber involving the development of monoclonal antibodies, toxins and drugs for conjugation and use as cancer therapeutics. Dana-Farber retains ownership of the technology developed through such research and has granted the Company a worldwide exclusive license to use such technology in the Company's products, including the right to sublicense to others. The Company's first four products, Oncolysin B, Oncolysin M, Oncolysin S and Oncolysin CD6, and several of the Company's other products under development, use Dana-Farber technology which has been licensed to the Company under this agreement.

In return for these rights, the Company has agreed to pay Dana-Farber royalties on product sales by ImmunoGen and its sublicensees. In general, royalties on sales by ImmunoGen of products based primarily on patented Dana-Farber technology will be paid at the rate of 4% of ImmunoGen's net sales, and royalties on products based primarily on unpatented Dana-Farber technology will be paid at a reduced rate to be agreed upon. ImmunoGen is required to pay to Dana-Farber 20% of royalties that the Company receives from sublicensees on sales by them of ImmunoGen's products based primarily on patented Dana-Farber technology and a reduced percentage, to be agreed upon, with respect to products based primarily on unpatented Dana-Farber technology. As of August 1995, no royalties have been paid under the agreement.

The licenses of Dana-Farber technology and related royalty obligations continue with respect to patented technology for the life of the related patent, and with respect to unpatented technology until such technology becomes public (but not longer than 17 years after first commercial sale). The Dana-Farber Research and License Agreement is automatically extended from year to year unless terminated by either party on 60 days' prior written notice, but all outstanding licenses and royalty obligations at the time of termination continue.

Initial clinical trials of the Company's first three products have been conducted principally at Dana-Farber. Because of its reputation, Dana-Farber attracts a large number of patients suffering from different forms of cancer. Thus, the Company's long-standing relationship with Dana-Farber has permitted ready access to a large pool of patients for clinical trials at one location which might not otherwise be available to the Company.

Oxford Molecular Ltd. In March 1995, the Company entered into an agreement with OML under which the two companies cross-licensed technology for the design of monoclonal antibodies. Under the agreement, the Company receives access to OML's molecular modeling software in exchange for granting OML the right to use the Company's proprietary resurfacing technology in the development of monoclonal antibodies outside of the field of oncology and case-by-case rights within oncology areas not under development at the Company. OML also will pay the Company a percentage of the gross revenues it derives from the use of resurfacing.

Takeda Chemical Industries, Ltd. A licensing agreement with Takeda Chemical Industries, Ltd. ("Takeda"), executed in April 1994, gives the Company a worldwide license to make, use and market immunoconjugate products containing maytansine or its analogs. Under the agreement, Takeda will receive a royalty of 4% of ImmunoGen's annual net sales of such products and will have a right of first refusal to market such products in most Asian and certain Middle Eastern countries.

In addition, Takeda will furnish to ImmunoGen, free of charge, up to 40 grams of maytansine for research and development during the term of the license agreement. Subsequent supplies will either be furnished by Takeda on a cost plus 15% basis or produced by ImmunoGen with royalties payable to Takeda equal to 15% of ImmunoGen's cost.

LICENSES -- APOPTOSIS TECHNOLOGY, INC.

Dana-Farber Cancer Institute. In January 1993, ATI and Dana-Farber entered into a licensing agreement in the field of apoptosis under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic applications and certain diagnostic applications arising from existing inventions and an option to license future inventions made in specified laboratories at Dana-Farber. In consideration for this license, Dana-Farber received a minority equity share in ATI, an initial license fee and a commitment by ATI to fund the research activities of those laboratories at Dana-Farber from which ATI is to derive rights under the agreement. Additionally, ATI will provide Dana-Farber milestone payments and pay royalties based upon the sale of any products which incorporate licensed Dana-Farber technology. As of August 1995, no milestone or royalty payments have been made under this agreement.

Imperial Cancer Research Fund and Imperial Cancer Research Technology Ltd. In July 1994, ATI entered into a three-year research and development collaboration agreement in the field of apoptosis and cell proliferation with the Imperial Cancer Research Fund ("ICRF") and the Imperial Cancer Research Technology Ltd ("ICRT"), ICRF's technology transfer arm, under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic and diagnostic applications arising from existing inventions and an option to license future inventions within the scope of the collaboration made in specified laboratories at ICRF. In consideration for this license, ICRT received a minority equity interest in ATI in addition to a commitment by ATI to fund ongoing research in those ICRF laboratories from which ATI will derive rights under the agreement. ATI also will give ICRT royalty payments on the sale of any products which incorporate licensed ICRF technology. As of August 1995, no milestone or royalty payments have been made under this agreement.

PATENTS, TRADE SECRETS AND TRADEMARKS

ImmunoGen seeks patent protection for its proprietary technology and products both in the United States and abroad. Nine patents have been issued to Dana-Farber in the United States covering technology exclusively licensed by ImmunoGen, along with several patents in Canada, Europe and Japan. Five of these patents claim a variety of acid-labile and photo-labile conjugation technologies as inventions; one claims a toxin immunoconjugate as an invention; one claims a monoclonal antibody specific to small-cell lung carcinoma cells as an invention; and two claim the use of blocked ricin in immunoconjugates.
Also, the Company has received two patents on the use of maytansinoids in conjugated form.

Additional patent applications covering proprietary toxins, small-drug derivatives, immunoconjugates and use of certain of these products for indicated diseases have been submitted in the United States, Canada, Europe and Japan and are pending or awaiting examination. Work leading to other patent applications is being performed by Company employees. In all such cases, the Company will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. No assurance can be given, however, that the patent applications will issue as patents or that any patents, if issued, will provide ImmunoGen with adequate protection against competitors with respect to the covered products, technology or processes.

The Company is aware that a patent issued to a third party in Europe containing claims covering the Company's blocked-ricin technology. The Company also is aware that patents have been issued in Australia and New Zealand, that a patent application has been filed in Canada, and the Company believes that a patent application has been filed in the United States, each of which contains claims which may cover the Company's blocked-ricin technology. The Company has contested the European patent and that patent has now officially lapsed. The Company believes that the Australian and New Zealand patents are narrow and do not encompass its blocked-ricin technology. The Company may initiate revocation proceedings against the Australian and New Zealand patents and initiate interference proceedings against the Canadian and United States applications if such patents are shown to cover the Company's blocked-ricin technology. The Company believes that, on the merits of its case, it will be able to successfully challenge any of the above-listed potential competing claims on its blocked-ricin technology. There can be no assurance, however, that the Company will be successful in any opposition, revocation or interference proceeding. Moreover, there can be no assurance that additional patents containing similar claims will not be issued in other jurisdictions.

Many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of certain of the Company's key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality agreements with ImmunoGen. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, know-how or other proprietary information.

The Company has exclusive rights to a large number of antibodies, most of which are covered by Dana-Farber patents or patent applications in the United States and abroad. In many cases, the underlying antigens also are patented.

The Company has also obtained a registered trademark -- Oncolysin(r) -- for its first group of products.

COMPETITION

The areas of product development on which the Company has focused are highly competitive. ImmunoGen's competitors include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and research institutions, many of which have greater resources than the Company. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Competitive factors within the cancer therapeutic market include the safety and efficacy of products, the timing of regulatory approval and commercial introduction, special regulatory designation of products, such as Orphan Drug status, and the effectiveness of marketing and sales efforts.

The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure sufficient capital resources.

Competitors have developed products which currently are in clinical trials on B-cell lymphoma, a disease for which the Company has designed Oncolysin B, its first product. The Company does not believe that any of these products are being developed for the treatment of patients in remission with minimal residual disease. Competitors have initiated clinical trials of modified monoclonal antibodies for the treatment of acute myelogenous leukemia, the disease for which Oncolysin M has been designed. Competitors also have begun clinical trials of monoclonal antibody-based products for the treatment of small-cell lung cancer which could compete with Oncolysin S, although none are known by the Company to be directed at the treatment of minimal residual disease. The Company also is aware of competitors developing monoclonal-antibody based products to purge cancer cells ex vivo, which may compete with the ex vivo use of Oncolysin B or Oncolysin M or which may be used to perfuse organs before transplant, and so may compete with the organ transplant indication of Oncolysin CD6.

Technologies other than those involving monoclonal antibodies can be applied to the treatment of cancer. The application of recombinant DNA technology to develop potential products made of proteins that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, the interferons, tumor necrosis factor, colony stimulating factors and a number of other biological response modifiers. The Company believes that these products offer only limited competition for ImmunoGen's anticancer products.

Continuing development of conventional chemotherapeutics by large pharmaceutical companies carries with it the potential for discovery of an agent active against resistant forms of non-Hodgkin's lymphoma, acute and chronic lymphocytic leukemia, acute myelogenous leukemia and small-cell lung cancer -- the markets upon which the Company has focused. The Company is not aware of the development of any experimental agents which are targeted specifically for these markets, although many companies do not publish or otherwise distribute information about their products under development.

The technology of the Company's subsidiary, ATI, also is highly competitive. ATI is expected to face competition from other biotechnological approaches as well as more traditional, drug-based approaches to cancer and viral diseases. ATI will experience competition from fully integrated pharmaceutical companies with expertise in research and development, manufacturing and product commercialization, and which have greater resources in these areas than ATI. The Company also is aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY ISSUES

ImmunoGen's products are regulated in the United States by FDA in accordance with the Federal Food, Drug, and Cosmetic Act as well as the Public Health Service Act. Parenteral monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within FDA. Thus, human clinical trials of a new product are conducted after submission of an IND application acceptable to FDA and commercial marketing of that product may occur only after approval of a PLA and an Establishment License Application ("ELA"). Manufacturing must be performed in accordance with Good Manufacturing Practices ("GMPs").

The regulatory issues that have potential impact on future marketing of ImmunoGen products are summarized in the following paragraphs:

CLINICAL TRIALS PROCESS. Before a pharmaceutical product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing is performed in patients with advanced disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible for such studies to provide results traditionally obtained in Phase II trials and they often are referred to as Phase I/II studies.

The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends to rely on foreign licensees to obtain regulatory approvals to market ImmunoGen products in foreign countries.

Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

ORPHAN DRUG DESIGNATION. The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the United States at the time of application for Orphan

Drug designation. Orphan Drug designation has been granted for Oncolysin B, Oncolysin S, Oncolysin M and Oncolysin CD6.

ImmunoGen will continue to pursue this designation with respect to all of its products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during such seven-year exclusive marketing period.

TREATMENT IND STATUS. ImmunoGen may file for Treatment IND status for some indications under provisions of the IND regulations revised in 1987. These regulations apply to products for patients with serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown convincing evidence of efficacy, but before general marketing approval has been granted by FDA. Under these regulations, the Company anticipates that it will be in a position to recover some of the costs of research, development and manufacture of its products before marketing begins.

DRUGS FOR LIFE-THREATENING ILLNESSES. FDA regulations issued in October 1988 are intended to speed the availability of new therapies to desperately ill patients. These procedures permit early consultation and commitment from FDA regarding preclinical and clinical studies necessary to gain marketing approval. Additional FDA regulations issued in December 1992 define opportunities for accelerated review and approval of therapies for serious or life-threatening illnesses. Guidelines for FDA accelerated review, articulated in November 1991 by the President's Council on Competitiveness, state that by 1994 such reviews should be made within six months. The Company believes that certain applications for its products qualify for accelerated review.

RESEARCH AND DEVELOPMENT SPENDING

During each of the three years ended June 30, 1993, 1994 and 1995 the Company spent approximately $17.1 million, $19.9 million and $16.8 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

As of June 30, 1995, the Company had 76 full-time employees, of whom 21 hold Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good and has experienced a low rate of employee attrition relative to other companies in the industry. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARDS
  IMMUNOGEN, INC.

At June 30, 1995 the members of the Company's Scientific Advisory Board were as follows:

Baruj Benacerraf, M.D. Chairman of the Scientific Advisory Board; President, Dana-Farber, Inc. and Fabyan Professor of Comparative Pathology, Emeritus, Harvard University Medical School; 1980 Nobel Prize in Physiology or Medicine.

Emil Frei, III, M.D. Physician-in-Chief, Emeritus, and Chief, Division of Cancer Pharmacology, Dana-Farber Cancer Institute and Richard and Susan Smith Professor of Medicine, Harvard University Medical School; 1983 Kettering Prize.

Stuart F. Schlossman, M.D. Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology of Dana-Farber Cancer Institute.

  APOPTOSIS TECHNOLOGY, INC.

Paul J. Anderson, M.D., Ph.D. Assistant Professor of Medicine, Harvard University Medical School; Associate Rheumatologist, Brigham & Women's Hospital; associated with Dana-Farber Cancer Institute since 1986. Dr. Anderson has received numerous awards for excellence in research, and is a member of the American Association of Immunologists and a Fellow of the American College of Rheumatology.

Walter A. Blattler, Ph.D. Vice President of Research, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology (ETH) in Zurich in 1978. He was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Vice President for Research.

Gerard Evan, Ph.D. Principal Scientist and Head of Biochemistry of the Cell Nucleus Laboratory, Imperial Cancer Research Fund. Dr. Evan received his Ph.D. from the University of Cambridge and MRC Laboratory of Molecular Biology and is an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

Elliott D. Kieff, M.D., Ph.D., Professor of Medicine and Professor of Microbiology and Molecular Genetics, Harvard University Medical School; Director of Infectious Diseases, Brigham and Women's Hospital; Chairman of Virology at Harvard University and an authority on herpes viruses.

Stuart F. Schlossman, M.D. Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology of Dana-Farber Cancer Institute.

ITEM 2.  PROPERTIES

ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, of which approximately 30,800 square feet has been subleased by the Company as of September 1, 1995. The Company also leases 27,500 square feet of space in Norwood, Massachusetts, which is currently the Company's pilot manufacturing facility, and 47,000 square feet of space in Canton, Massachusetts, which have been idle since the Company implemented its restructuring plan in December 1994. The Company believes that the manufacturing portion of each of the Norwood and Canton facilities, although not yet inspected by the FDA, complies with all applicable FDA Good Manufacturing Practice Regulations.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

DIRECTORS AND EXECUTIVE OFFICERS

See Item 10 below.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

ImmunoGen's Common Stock is traded in the over-the-counter market and is quoted in the Nasdaq National Market System under the symbol IMGN. The table below sets forth the high and low sale prices for ImmunoGen Common Stock for each of the quarters indicated during the Company's last two fiscal years.

Fiscal Year 1995                   HIGH                LOW
     First Quarter                  5 1/8              2 5/8
     Second Quarter                 5                  1 7/8
     Third Quarter                  2 23/32            1 3/4
     Fourth Quarter                 4                  1 3/4

Fiscal Year 1994                   HIGH                LOW
     First Quarter                  8                  5 1/4
     Second Quarter                11                  7 1/4
     Third Quarter                  9 3/4              5 1/2
     Fourth Quarter                 6                  3 1/2


As of June 30, 1995, there were approximately 729 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 9,500 beneficial owners of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the
Company for each of the five years in the period ended June 30, 1995. The information set forth below should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
the consolidated financial statements and related notes included elsewhere in this 10-K report.
                                                         Year Ended June 30,
                               ---------------------------------------------------------------------------
                                    1991            1992            1993            1994            1995
                               ---------------------------------------------------------------------------
                                                (in thousands, except per share data)
Total revenues                 $    3,368      $    2,770      $     1,658     $       926     $       512
Total expenses                     12,112          18,074           20,274          24,606          20,363
Net loss                           (8,814)        (15,344)         (18,634)        (23,690)        (19,857)
Loss per share
  of common stock                   (1.28)          (1.58)           (1.76)          (2.09)          (1.58)
Total assets                       44,422          62,036           46,458          38,384          17,046
Capital lease obligations,
  less current portion                648             551            1,212           3,338           2,331
Stockholders' equity               41,988          59,080           40,540          29,960          10,123

Weighted average
 shares outstanding             6,882,852       9,702,988       10,617,109      11,332,194      12,571,134

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception, ImmunoGen has been primarily engaged in research and development of immunoconjugate products which it believes have significant commercial potential as human therapeutics. The major sources of the Company's working capital have been the proceeds of equity financings, license fees and income earned on the investment of those funds.

In an action to reduce costs, the Company in December 1994 implemented a restructuring plan, suspending its operations at its Canton and Norwood, Massachusetts production facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its first product. This plan resulted in the termination of approximately 100 employees and affected all functional areas within the Company. Restructuring charges approximating $643,000 were charged to expense in December 1994 representing severance costs for terminated employees. As of June 30, 1995 all costs related to the plan had been paid.

In a further cost reduction effort, the Company entered into an agreement effective September 1, 1995 to sublease approximately 82% of one of its Cambridge, Massachusetts facilities. The initial term of this agreement expires in February 1997 (with two one-year renewal options).

The Company has been unprofitable since inception and incurred net operating losses of $18.6 million in fiscal 1993, $23.7 million in fiscal 1994 and $19.9 million in fiscal 1995. The Company expects to incur net losses over the next several years.

RESULTS OF OPERATIONS

Revenues in fiscal 1993, 1994 and 1995 were derived principally from interest income on the proceeds of the Company's equity offerings. Smaller amounts of development revenues were received under the Small Business Innovative Research Program of the U.S. National Science Foundation and under the Orphan Product Development Program of the U.S. Department of Health and Human Services. In addition, a gain on sale of assets which resulted from a sale/leaseback agreement executed in March 1994 has been deferred and is being recorded as other income over the life of the lease.

Interest income decreased 44% from approximately $1.5 million in fiscal 1993 to approximately $0.8 million in fiscal 1994 and then decreased 45% to approximately $0.5 million in fiscal 1995. These decreases are attributable to the lower cash balances available for investment between these periods.

The Company's total expenses increased 21% from approximately $20.3 million in fiscal 1993 to approximately $24.6 million in fiscal 1994 and then decreased 17% to approximately $20.4 million in fiscal 1995. Research and development costs constituted the primary component of the Company's total expenses (84%, 81% and 83% in fiscal 1993, 1994 and 1995, respectively) increasing from approximately $17.1 million in fiscal 1993 to approximately $19.9 million in fiscal 1994 and then decreasing to approximately $16.8 million in fiscal 1995. The 17% increase between fiscal 1993 and fiscal 1994 resulted largely from continued expansion of the Company's medical affairs department to support ongoing clinical trials, full-year operations of the Company's 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), commencement of operations at the Company's Canton, Massachusetts facility and certain facilities costs of the Company's new Cambridge, Massachusetts facility allocated to research and development. The 16% decrease between fiscal 1994 and fiscal 1995 is the result of the Company's restructuring plan implemented in December 1994, offset somewhat by increased costs associated with ATI and increased non-cash depreciation charges associated with the capital expenditures made in prior periods. A planned substantial reduction in raw materials purchases in fiscal 1995 also contributed to the decrease in expenses.

General and administrative expenses increased 43% from approximately $3.1 million in fiscal 1993 to approximately $4.5 million in fiscal 1994 and then decreased 33% to approximately $3.0 million in fiscal 1995. Increases from fiscal 1993 to fiscal 1994 were due largely to the facilities costs associated with the new Cambridge facility allocated to administration, increases in the Company's management information services and business development efforts, increased director and officer liability insurance costs and severance costs to one of the Company's former senior executives. Decreases from fiscal 1994 to fiscal 1995 represented savings associated with the restructuring plan and reductions in management and administrative staff in the second and third quarters of calendar 1994, offset somewhat by the restructuring charges incurred.

Interest expense increased 167% from approximately $65,000 in fiscal 1993 to approximately $174,000 in fiscal 1994 and increased 193% to approximately $510,000 in fiscal 1995 as the Company utilized capital lease arrangements to finance certain equipment and leasehold improvements at its Canton production facility.

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1992 the Company has financed its operating deficit of $62.2 million from various sources, including net proceeds of $13.0 million raised in its fiscal 1994 public offering and from the exercise of stock options. Since July 1, 1992 the Company has received approximately $0.2 million from development and licensing revenues and $2.8 million of interest income. At June 30, 1995 approximately $3.0 million of cash and cash equivalents remained available.

In February 1994 the Company sold in a public offering 2,012,500 shares of its common stock. Net proceeds to the Company amounted to $13,242,250. In March 1994 the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at the Canton facility. At June 30, 1994 all monies available under this agreement had been received. The transaction included warrants to purchase common stock which expire in April 1999.

In August 1995 the Company issued $3.6 million of subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of foreign investors. Net proceeds to the Company amounted to approximately $3.3 million. Subject to certain restrictions, the debentures are convertible to common stock, at the holders' discretion, at any time between October 1995 and July 1996.

In the period since July 1, 1992 approximately $16.3 million was expended on property and equipment, including the equipment sold and leased back, principally for construction of the Company's manufacturing facilities in Norwood, Massachusetts. No significant amounts are expected to be expended on property and equipment in fiscal 1996.

Pursuant to its agreements with ATI, the Company committed to provide ATI with $3.0 million in research and development services and $2.0 million of cash equity contributions. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by

ATI and the providers of such additional equity. The Company anticipates that approximately $650,000 of funding may be required by ATI during calendar year 1996 in order for ATI to satisfy certain contractual obligations.

The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through January 1996. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although managment continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations.

ITEM 8. FINANCIAL STATEMENTS
Index to Consolidated Financial Statements

                                                                        Page
----------------------------------------------------------------------------
Report of Independent Accountants                                         25
Consolidated Financial Statements:
     Consolidated Balance Sheets at June 30, 1994 and 1995                26
     Consolidated Statements of Operations for the Years
          Ended June 30, 1993, 1994 and 1995                              27
     Consolidated Statements of Stockholders' Equity
          for the Years Ended June 30, 1993, 1994 and 1995                28
     Consolidated Statements of Cash Flows for the Years
          Ended June 30, 1993, 1994 and 1995                              29
     Notes to Consolidated Financial Statements                           30




REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMMUNOGEN, INC.:

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. as of June 30, 1994 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has suffered recurring losses from operations, has a net working capital deficit and requires significant additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/Coopers & Lybrand L.L.P.
                              ---------------------------

                              COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
September 1, 1995

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 1994 and 1995

                                                                       June 30,
                                                          ------------------------------------

                                                                  1994                    1995
----------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                 $  1,572,389           $   3,047,236
Marketable securities                                       19,629,177                       -
Other current assets                                           629,809                 293,852
                                                          ------------------------------------

      Total current assets                                  21,831,375               3,341,088
                                                          ------------------------------------

Property and equipment, net of accumulated
   depreciation (Notes E and H)                             16,468,761              13,621,383
Other assets                                                    83,700                  83,700
                                                          ------------------------------------
           Total assets                                   $ 38,383,836           $  17,046,171
                                                          ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (Note D)                                    2,209,151               2,229,003
Accrued compensation (Note K)                                  936,914                 316,973
Other accrued liabilities (Note D)                             929,978                 978,253
Current portion of capital lease obligations (Note H)          828,954                 942,749
                                                          ------------------------------------

      Total current liabilities                              4,904,997               4,466,978
                                                          ------------------------------------

Capital lease obligations (Note H)                           3,337,932               2,330,680
Other non-current liabilities  (Note H)                        181,067                 125,354

Commitments (Notes D and H)

Redeemable convertible preferred stock,
   $.01 par value; authorized 277,080 shares;
   none issued (Note G)                                              -                       -

Stockholders' equity (Note G):
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      12,554,731 and, 12,578,606 shares as of
      June 30, 1994 and 1995, respectively                     125,547                 125,786
   Additional paid-in capital                              118,968,588             118,988,736
                                                          ------------------------------------

                                                           119,094,135             119,114,522
   Accumulated deficit                                     (89,134,295)           (108,991,363)
                                                          ------------------------------------

      Total stockholders' equity                            29,959,840              10,123,159
                                                          ------------------------------------

           Total liabilities and stockholders' equity     $ 38,383,836           $  17,046,171
                                                          ====================================







   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 1993, 1994 and 1995
                                                                    June 30,
                                         -------------------------------------------------------

                                                 1993                1994                   1995
------------------------------------------------------------------------------------------------
Revenues:
   Development fees (Note D)             $    158,810        $     74,700
   Interest                                 1,486,852             839,005           $    459,293
   Other (Note D)                              12,554              12,504                 52,571
                                         -------------------------------------------------------

      Total revenues                        1,658,216             926,209                511,864
                                         -------------------------------------------------------

Expenses:
   Research and development (Note D)       17,067,162          19,929,474             16,819,082
   General and administrative               3,141,512           4,502,259              3,034,087
   Interest (Note H)                           65,188             173,867                509,700
                                         -------------------------------------------------------

      Total expenses                       20,273,862          24,605,600             20,362,869
                                         -------------------------------------------------------


Loss before income taxes                  (18,615,646)        (23,679,391)           (19,851,005)

Income tax expense (Note F)                    18,214              11,075                  6,063
                                         -------------------------------------------------------

Net loss                                 $(18,633,860)       $(23,690,466)          $(19,857,068)
                                         =======================================================

Loss per common share (Note C)           $      (1.76)       $      (2.09)          $      (1.58)
                                         =======================================================

Shares used in computing loss
   per share amounts (Note C)              10,617,109          11,332,194             12,571,134
                                         =======================================================



   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

For the years ended June 30, 1993,
1994 and 1995
                                                                  Common Stock
                                                      -------------------------------------
                                                                                Additional                       Total
                                                                                 Paid-in       Accumulated    Stockholders'
                                                        Shares        Amount     Capital         Deficit         Equity
                                                      --------------------------------------------------------------------
Balance at June 30, 1992                              10,394,695    $103,947   $105,786,115   $ (46,809,969)  $ 59,080,093
                                                      --------------------------------------------------------------------

Issuance of common stock                                 104,098       1,041         92,871               -         93,912
Net loss for the year ended June 30, 1993                      -           -              -     (18,633,860)   (18,633,860)
                                                      --------------------------------------------------------------------

Balance at June 30, 1993                              10,498,793     104,988    105,878,986     (65,443,829)    40,540,145
                                                      --------------------------------------------------------------------

Issuance of common stock                               2,055,938      20,559     13,012,864               -     13,033,423
Issuance of common stock warrants                                                    76,738                         76,738
Net loss for the year ended June 30, 1994                      -              -           -     (23,690,466)   (23,690,466)
                                                      --------------------------------------------------------------------

Balance at June 30, 1994                              12,554,731     125,547    118,968,588     (89,134,295)    29,959,840
                                                      --------------------------------------------------------------------

Stock options excercised                                  23,875         239         20,148               -         20,387
Net loss for the year ended June 30, 1995                      -           -              -     (19,857,068)   (19,857,068)
                                                      --------------------------------------------------------------------

Balance at June 30, 1995                              12,578,606    $125,786   $118,988,736   $(108,991,363)  $ 10,123,159
                                                      ====================================================================

   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 1993, 1994 and 1995
                                                                                          June 30,
                                                                  ----------------------------------------------------
                                                                            1993               1994              1995
                                                                  ----------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (18,633,860)      $(23,690,466)      $(19,857,068)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                                  1,664,750          2,031,477          3,350,685
        (Gain)/Loss on sale of property and equipment                          -              4,888            (15,630)
        Changes in operating assets and liabilities:
          Other current assets                                          (211,887)            18,988            335,957
          Other assets                                                  (410,471)           392,015                  -
          Accounts payable                                             1,030,736           (566,100)            19,852
          Accrued compensation                                           165,913            531,073           (619,941)
          Accrued construction costs                                     616,816           (616,816)                 -
          Other accrued liabilities                                      374,204            176,728             48,275
          Other non-current liabilities                                        -            250,709                  -
                                                                  ----------------------------------------------------

        Net cash used for operating activities                       (15,403,799)       (21,467,504)       (16,737,870)
                                                                  ----------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                               (8,216,379)        (7,628,278)          (477,288)
   Proceeds from sale of marketable securities                        56,960,818         40,967,462         30,505,763
   Purchase of marketable securities                                 (62,660,419)       (35,685,475)       (10,925,635)
                                                                  ----------------------------------------------------

        Net cash provided by (used for)
         investing activities                                        (13,915,980)        (2,346,291)        19,102,840
                                                                  ----------------------------------------------------

Cash flows from financing activities:
   Stock issuances, net                                                   93,912         13,033,423             20,387
   Proceeds from sale/leaseback transactions                             871,417          4,015,330                  -
   Principal payments on capital lease obligations                       (97,033)        (1,197,999)          (910,510)
                                                                  ----------------------------------------------------

        Net cash provided by (used for)
         financing activities                                            868,296         15,850,754           (890,123)
                                                                  ----------------------------------------------------

Net change in cash and cash equivalents                              (28,451,483)        (7,963,041)         1,474,847
                                                                  ----------------------------------------------------

Cash and cash equivalents, beginning balance                          37,986,913          9,535,430          1,572,389
                                                                  ----------------------------------------------------

Cash and cash equivalents, ending balance                         $    9,535,430       $  1,572,389       $  3,047,236
                                                                  ====================================================

Supplemental disclosure of cash flow information:

   Cash paid for interest                                         $       65,188       $    156,669       $    513,635
                                                                  ====================================================
   Cash paid (refunded) for income taxes                          $       18,216       $     12,310       $     (4,390)
                                                                  ====================================================


   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS AND PLAN OF OPERATION:

ImmunoGen, Inc. (the "Company") was incorporated in Massachusetts on March 27, 1981. The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products, and expects no revenues to be derived from product sales in the near future.

In an action to reduce costs, the Company in December 1994 implemented a restructuring plan, suspending its operations at its Canton and Norwood, Massachusetts production facilities (with a net book value of approximately $8.8 million), reducing or eliminating certain areas of research and focusing its clinical efforts on certain products. This plan resulted in the termination of approximately 100 employees and affected all functional areas within the Company. Restructuring charges approximating $643,000 were charged to expense in December 1994 representing severance costs for terminated employees. As of June 30, 1995 all severance costs have been paid.

In a further reduction effort, the Company entered into an agreement effective September 1, 1995 to sublease approximately 82% of one of its Cambridge, Massachusetts facilities. This initial lease term expires in February 1997, with two one-year renewal options.

In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of overseas investors. Subject to certain restrictions, the debentures are convertible to common stock, at the holders' discretion at any time between October 1995 and July 1996.

Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements and/or strategic partnering, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and its 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI") (established in January 1993) (see Note D). All intercompany activity has been eliminated.

  RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all investments purchased with maturity dates of three months or less from date of acquisition to be cash equivalents.

Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $1,572,389 and $3,047,236 of money market funds, demand notes and repurchase agreements at June 30, 1994 and 1995, respectively.

As of June 30, 1994, marketable securities, consisting primarily of U.S. Government debt securities of approximately $19.6 million, were carried at amortized cost which approximates market value.

In fiscal 1995 the Company implemented Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact was immaterial to its financial position and results of operations.

   CONCENTRATION OF CREDIT RISK

The Company minimizes the risk associated with concentration of credit by utilizing the services of more than one custodian for its cash and assuring that financial instruments purchased by its cash managers include only high-grade, low-risk investments. At June 30, 1994 and 1995, those investments included various U.S. Government securities, money market investments with major financial institutions and cash on deposit with major banks.

   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

          Machinery and equipment................. 3-5 years
          Computer hardware and software.......... 5 years
          Furniture and fixtures.................. 5 years
          Leasehold improvements.................. Shorter of lease term or estimated useful life

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Gains recorded under sale/leaseback arrangements are deferred and amortized to operations over the life of the lease.

  INCOME TAXES

The Company uses the liability method whereby the deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if,

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

C.  LOSS PER COMMON SHARE:

Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common share equivalents have not been included because their effect would be anti-dilutive. Fully diluted earnings per share are the same as primary earnings per share.

D.  AGREEMENTS:

The Company has a long-standing research and license agreement with the Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Massachusetts not-for-profit corporation. As part of the agreement, the Company has agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. In fiscal years 1993, 1994 and 1995 the Company incurred research and development expenses of approximately $825,000, $567,000 and $225,000 respectively, in connection with this agreement. To the extent that an invention is developed at Dana-Farber with principal support and funding by the Company, the Company shall have the exclusive right to use the invention. As part of this arrangement, the Company is required to pay to Dana-Farber, when product sales commence, certain royalties based on a formula stipulated in the agreement. The Company owed Dana-Farber approximately $1,207,000 and $1,169,000 at June 30, 1994 and 1995, respectively, for work performed under this agreement.

The agreement also contains provisions, which expired in June 1994, whereby Dana-Farber is required to pay to the Company a percentage of royalties received by Dana-Farber in consideration for the Company's consulting in connection with the identification of a commercial entity through which Dana-Farber can develop and market certain antibodies of its own. The Company earned royalties under these provisions of approximately $13,000 in each of fiscal years 1993 and 1994.

In January 1993, the Company purchased 7,000 shares of Class A Preferred Stock of ATI. ATI is a joint venture between ImmunoGen and Dana-Farber established to develop therapeutics based on apoptosis technology developed at Dana-Farber. ATI is the licensee of Dana-Farber's apoptosis technology. Under an agreement entered into between ATI and ImmunoGen, subject to certain provisions of the agreement between ATI and Dana-Farber, ImmunoGen has the exclusive right to license products developed by ATI, including those based on Dana-Farber's apoptosis technology.

The Preferred Stock is voting stock and carries a liquidation preference over the common stock. The Company's investment represents 72% of the currently authorized equity of ATI and, accordingly, is consolidated. In addition, the Company has a right of first refusal to purchase any ATI shares which may be offered for sale by the other current stockholders of ATI. If ATI has not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, the other stockholders (currently representing 2,765 shares of common stock) of ATI can require ImmunoGen to purchase, or ImmunoGen can require such stockholders to sell, their shares in ATI at a predetermined price. At ImmunoGen's option, the shares of common stock of ATI can be paid for in cash or by delivery of shares of ImmunoGen common stock.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A portion of the Company's research and development expenses was incurred in connection with an agreement between ATI and Dana-Farber, under which ATI has agreed to fund certain research projects conducted at Dana-Farber. In fiscal 1993, 1994 and 1995 these expenses amounted to approximately $273,000, $530,000 and $670,000, respectively.

ImmunoGen was committed to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such additional equity.

Development revenues of approximately $159,000 and $75,000 in fiscal 1993 and 1994, respectively, represent payments received under the Small Business Innovative Research Program of the U.S. National Science Foundation and under the Orphan Product Development Program of the U.S. Department of Health and Human Services.


E.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at June 30, 1994 and 1995:

                                                    June 30,
                                         -----------------------------
                                              1994              1995
                                         -----------------------------
     Machinery and equipment             $ 6,621,985       $ 6,760,500
     Computer hardware and software        1,051,855         1,063,883
     Furniture and fixtures                  139,569           136,722
     Leasehold improvements               15,641,540        15,889,963
                                         -----------       -----------
                                          23,454,949        23,851,068
     Less accumulated depreciation
          and amortization                 6,986,188        10,229,685
                                         -----------       -----------
                                         $16,468,761       $13,621,383
                                         ===========       ===========


Depreciation and amortization expense was $1,349,580, $2,043,537 and $3,284,583 for the years ended June 30, 1993, 1994 and 1995, respectively.

Maintenance and repair expense was approximately $135,000, $229,000 and $173,000 for fiscal years 1993, 1994 and 1995, respectively.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

F.  INCOME TAXES:

No income tax provision or benefit has been provided for U.S. federal income tax purposes as the Company has incurred losses since inception. As of June 30, 1995 net deferred tax assets totaled approximately $40.0 million consisting of federal net operating loss carryforwards of approximately $102.0 million and approximately $4.0 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between 1996 and 2010 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $38.0 million and $40.0 million at June 30, 1994 and June 30, 1995, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly-owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%.

G.  CAPITAL STOCK:

  COMMON STOCK

On February 2, 1994 the Company sold 1,750,000 shares of common stock in a public offering. Proceeds to the company before deducting expenses amounted to $12,250,000. On February 8, 1994 as part of the same public offering, the Underwriters exercised their over-allotment option to purchase an additional 262,500 shares of common stock. Additional proceeds to the Company totaled $1,837,500 before deducting offering expenses.

  STOCK OPTIONS

Under the Company's Restated Stock Option Plan (the "Stock Option Plan") originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants, and directors may be granted options to purchase up to 2,400,000 shares of common stock of the Company. Prior to June 7, 1994, 1,700,000 shares of Common Stock were reserved for the grant of options under the Plan. On June 7, 1994, the Board of Directors authorized, and the shareholders subsequently approved, an amendment to the Plan to increase the number of shares reserved for the grant of options to 2,400,000 shares of Common Stock.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Information related to stock option activity under the Stock Option Plan during fiscal years 1993, 1994 and 1995 is as follows.

                                                  Shares          Option Price
                                                ---------        --------------
      Outstanding at June 30, 1992........        763,845        $0.67 - 14.75
                                                ---------

      Granted.............................        647,000         6.75 - 12.00
      Exercised...........................        104,098         0.83 -  2.00
      Canceled............................         58,127         2.00 - 14.75
                                                ---------
      Outstanding at June 30, 1993........      1,248,620         0.67 - 14.75
                                                ---------

      Granted.............................        582,200         4.50 - 10.50
      Exercised...........................         41,438         0.90 -  2.00
      Canceled............................        205,869         2.00 - 14.75
                                                ---------

      Outstanding at June 30, 1994........      1,583,513         0.67 - 14.75
                                                ---------

      Granted.............................        338,300         1.94 -  4.38
      Exercised...........................         10,875         0.90 -  2.00
      Canceled............................        623,572         0.90 - 14.75
                                                ---------

      Outstanding at June 30, 1995........      1,287,366        $0.67 - 14.75
                                                =========

In addition to options granted under the Stock Option Plan, the Board previously has approved the granting of other, non-qualified options. In July 1987 and February 1988, the Company granted non-qualified options for the purchase of 115,500 and 15,000 shares of common stock at exercise prices of $0.67 and $0.90 per share, respectively. During 1994 and 1995, options for 2,000 and 13,000 shares were exercised at a price of $0.67 per share. As of June 30, 1995, options for 19,687 of these shares had been canceled, 32,813 had been exercised and 78,000 were outstanding and exercisable.

There are a total of 697,632 stock options exercisable under the Company's stock option plans as of June 30, 1995.

Options vest at various rates over periods up to four years and may be exercised within ten years from the date of grant.

  COMMON STOCK RESERVED

Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

  WARRANTS

In connection with a capital lease financing in March 1994 the Company issued warrants to purchase 26,738 shares of Common Stock at an exercise price of $7.48 expiring in April 1999. The value of these warrants, approximating $77,000, is being recognized as interest expense over the life of the lease.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

H.  COMMITMENTS:

  OPERATING LEASES

At June 30, 1995 the Company is leasing facilities in Cambridge, Norwood and Canton, Massachusetts. The facilities are rented under four separate lease arrangements whereby the respective lease terms expire in June 1997 (with a three-year extension option), September 1997, June 2002 (with an option to purchase at any time throughout the lease term) and April 2003. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Rent expense for leased facilities and equipment was approximately $936,000, $1,186,000 and $913,000 during fiscal years 1993, 1994 and 1995, respectively.

The minimum rental commitments, including real estate taxes, for the next five years under the lease agreements are as follows:

      Fiscal Year                            Amount
      -----------                            ------
         1996.............................. $1,023,814
         1997..............................  1,018,807
         1998..............................    673,929
         1999..............................    675,404
         2000..............................    668,702

  CAPITAL LEASES

In fiscal year 1988, the Company, as part of one of its lease agreements, arranged financing for $989,975 of improvements to one of its leased facilities through the lessor. The lessor obtained a five-year promissory note with a bank specifically to finance the improvements to the facility. The promissory note was amortized over a ten-year period. At the end of the first five years, the lessor refinanced the unamortized principal due the bank. Interest expense on the new note is incurred at the rate of 7.50% per annum.

In fiscal 1993 the Company executed a sale/leaseback agreement to finance up to $4.0 million of equipment costs at its Canton, Massachusetts manufacturing facility. In October 1993 the Company utilized $0.9 million of the agreement, subsequently terminated this agreement and the outstanding balance was repaid in April 1994.

In March 1994 the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at the Canton, Massachusetts manufacturing facility. As of June 30, 1994 all funds available under this agreement had been received. This transaction resulted in a gain on the sale of the assets which has been deferred and included in other non-current liabilities. This deferred gain is being amortized as other income over the life of the lease and amounted to approximately $56,000 in fiscal year 1995. The transaction also included warrants which expire in April 1999 (see Note G). The agreement commenced April 1, 1994 and expires in September 1998.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assets recorded under capital leases as of June 30, 1994 and 1995 are included in property and equipment as follows:
                                                June 30,
                                       ---------------------------
                                          1994             1995
                                       ---------------------------
  Machinery and equipment............. $1,590,510       $1,590,510
  Leasehold improvements..............  3,414,793        3,413,490
  Less accumulated depreciation.......  1,032,880        1,727,403
                                       ----------       ----------

  Net book value...................... $3,972,423       $3,276,597
                                       ==========       ==========

The future minimum lease payments are as follows:

    Fiscal Year                                           Amount
    -----------                                         ----------
     1996............................................   $1,309,270
     1997............................................    1,309,270
     1998............................................    1,196,674
     1999............................................      193,190
                                                        ----------

     Total future minimum lease payments.............    4,008,404
     Less amount representing interest...............      734,975
                                                        ----------

     Present value of minimum lease payments.........    3,273,429
     Less current Portion............................      942,749
                                                        ----------

     Noncurrent portion, minimum lease payments......   $2,330,680
                                                        ==========

I.  RELATED PARTY TRANSACTION:

In April 1991 the Company made a $70,000 loan to one of its executive officers. The note carried an interest rate of 8.75% and was payable in equal, biweekly installments over a period of three years. In December 1993, the loan was paid in full.

J.  EMPLOYEE BENEFIT PLANS:

Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution which currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 1994 and 1995, the Company's contributions to the Plan amounted to $62,000 and $51,000, respectively.

K.  SEVERANCE AGREEMENTS:

Two of the Company's senior executives terminated their employment in fiscal 1994. At June 30, 1995 all severance costs had been paid to these individuals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The section entitled "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or about October 1, 1995, is hereby incorporated by reference.

EXECUTIVE OFFICERS

The following is a list of the executive officers of the Company and their positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.

Name                            Age     Positions with the Company
----                            ---     --------------------------
Mitchel Sayare, Ph.D.           47      Chairman of the Board of Directors
                                        and Chief Executive Officer

Frank J. Pocher                 54      Vice President, Chief Financial
                                        Officer and Treasurer

Walter A. Blattler, Ph.D.       46      Senior Vice President, Research and Development


Carol A. Gloff, Ph.D.           43      Vice President, Chief Regulatory Officer

The background of these executive officers is as follows:

Mitchel Sayare, Chief Executive Officer and a Director since 1986, joined the Company in 1986. He served as President from 1986 to July 1992. From 1982 to 1985, Mr. Sayare was an executive at Xenogen, Inc., a biotechnology company specializing in monoclonal antibody-based diagnostic systems for cancer. As Vice President for Development at Xenogen, Mr. Sayare was responsible for the development of several diagnostic kits which were licensed to major pharmaceutical companies. From 1977 to 1982, Mr. Sayare was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. He holds a Ph.D. in Biochemistry from Temple University School of Medicine.

Frank J. Pocher, Vice President, Chief Financial Officer and Treasurer joined the Company in November 1988. Prior to joining ImmunoGen, Mr. Pocher was the Executive Vice President and Chief Financial Officer of Seragen, Inc., a biotechnology company developing recombinant products for cancer and transplantation rejection. From 1980 to 1984, Mr. Pocher served as Chief Financial Officer and then President and Chief Executive Officer of Aviation Simulation Technology, Inc. Prior to that time, he held a variety of senior financial positions at General Electric Company and Honeywell, Inc. He holds an MBA from Rutgers University.

Walter A. Blattler, Ph.D., Senior Vice President, Research and Development, joined the Company in October 1987. From 1981 to 1987, Dr. Blattler was chief scientist for the ImmunoGen-supported research program at Dana-Farber

Cancer Institute, where he managed the work of fourteen other scientists.
Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978.

Carol A. Gloff, Ph.D., Vice President, Chief Regulatory Officer, joined the Company in November 1993. Prior to joining ImmunoGen, Dr. Gloff held various positions at Alkermes, Inc., a neuropharmaceutical company developing CNS therapeutics and diagnostics, including Director of Product Development and most recently Vice President of Regulatory Affairs. From 1984 to 1990, Dr. Gloff held a variety of positions at Triton Biosciences, Inc., a biotechnology firm specializing in recombinant DNA and monoclonal antibody-derived technologies applied to cancer diagnosis and therapy, most recently as Manager of Toxicology/Pharmacology. Prior to that time, Dr. Gloff held positions at Pennwalt Pharmaceuticals and the University of Rochester Medical Center. Dr. Gloff holds a Ph.D. in Pharmaceutical Chemistry from the University of California San Francisco.

The section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The reports entitled "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Employment Contracts, Termination of Employment and Change in Control Agreements" and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements

         (1) and (2) See "Index to Consolidated Financial Statements and Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

         (3) Exhibits
        Exhibit No.     Description
        -----------     -----------
         (3.1)          Restated Articles of Organization+

         (3.2)          By-Laws, as amended#

         (4.1)          Article 4 of the Restated Articles of Organization (See Exhibit 3.1)+

         (4.2)          Form of Common Stock Certificate*

        (10.1)          Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now
                        Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13,
                        1987 and August 22, 1989*

        (10.3)          Amended and Restated Registration Rights Agreement dated as of
                        December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities*

        (10.4) x        Restated Stock Option Plan##

        (10.6) x        Letter Agreement Regarding Employment dated as of October 14, 1988 between the Registrant and Mr. Frank J. Pocher*

        (10.7) x        Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler*

        (10.8a)x        Letter Agreement Regarding Employment Termination of Dr. Carol L.
                        Epstein, dated April 16, 1994 as amended May 25 and June 6, 1994###

        (10.9)          Lease dated June 30, 1987 by and between Edward S. Stimpson, III and
                        Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee1

        (10.10)         Lease dated as of January 13, 1989 by and between FAR IV Limited
                        Partnership, lessor, and the Registrant, lessee2

        (10.10a)        First Amendment to Lease dated as of February 1, 1990 by and between 60
                        Hamilton Street Limited Partnership, lessor, and Registrant, lessee3

        (10.11)         Leases dated as of December 1, 1986 and June 21, 1988 by and between
                        James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and
                        Charles River Biotechnical Services, Inc. ("Lessee") together with
                        Assignment of Leases dated June 29, 1989 between Lessee and the Registrant4

        (10.11a)        First Amendment, dated as of May 9, 1991, to Lease dated as of June 21,
                        1988 by and between James A. Mitchell, Trustee of New Providence Realty
                        Trust, lessor, and the Registrant5

        (10.13c)x       Letter Agreement Regarding Compensation of Mitchel Sayare, dated
                        April 29, 1994###

        (10.14a)x       Transition Agreement Regarding Employment Termination of Dr.
                        Donald J. McCarren, dated May 20, 1994###

        (10.15)         Lease dated as of July 1, 1992 by and between AEW#1 Corporation, lessor, and the Registrant, lessee++

        (10.16)         Lease dated as of December 23, 1992 by and between Massachusetts
                        Institute of Technology, lessor, and the Registrant, lessee##

        (10.18)         Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.6

        (10.19a)x       Separation Agreement regarding employment termination of Robert E.
                        Tellis dated June 14, 1994 and as amended June 21, 1994###

        (10.21) x       Letter Agreement Regarding Employment dated September 15, 1993 between the Registrant and Carol A. Gloff###

        (10.22)         Capital Lease Agreement dated March 31, 1994 by and between the Registrant and Aberlyn Capital Management Limited Partnership###

        (10.23)         Sublease dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant

        (10.24)         Equipment Use and Services Agreement dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston,
                        Inc., as tenant

        (10.25)         Consent to Sublease and Agreement dated as of August 31, 1995 by and between Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research Center Boston, Inc., as sublessee

        (10.26)         Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee

        (10.27)         Form of 7% Subordinated Convertible Debenture Due July 31, 1996 and
                        Schedule of Debenture Holders

        (10.28)         Form of Offshore Securities Subscription Agreement between the Registrant and Purchasers of the Debentures.

        (21)            Subsidiaries of the Registrant

        (23)            Consent of Coopers & Lybrand.

  * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

  + Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 ++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1992.

  # Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1990.

 ## Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1992.

### Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

  1 Previously filed with the Commission as Exhibit No. 10.8 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

  2 Previously filed with the Commission as Exhibit No. 10.9 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

  3 Previously filed with the Commission as Exhibit No. 10.9a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

  4 Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

  5 Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

  6 Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

  x Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1995.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.

By:                /s/Mitchel Sayare
                   -----------------
                   Mitchel Sayare
                   Chairman of the Board and
                   Chief Executive Officer

Dated:  September 28, 1995

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title                               Date
----------------------------------------------------------------------------------
/s/ Mitchel Sayare            Chairman of the Board of          September 28, 1995
------------------            Directors and Chief
Mitchel Sayare                Executive Officer
                              (principal executive officer)


/s/ Frank J. Pocher           Vice President, Chief             September 28, 1995
------------------            Financial Officer and
Frank J. Pocher               Treasurer (principal
                              financial officer and
                              principal accounting
                              officer)


/s/ Michael Eisenson          Director                          September 28, 1995
--------------------
Michael Eisenson


/s/ Stuart F. Feiner          Director                          September 28, 1995
--------------------
Stuart F. Feiner


/s/ Donald E. O'Neill         Director                          September 28, 1995
---------------------
Donald E. O'Neill


INDEX TO EXHIBITS

Exhibit
No.                 Description
-------             -----------
10.23               Sublease dated as of August 31, 1995 by and
                    between the Registrant, as landlord, and
                    Astra Research Center Boston, Inc., as tenant

10.24 Equipment Use and Services Agreement dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research
                    Center Boston, Inc., as tenant

10.25               Consent to Sublease and Agreement dated
                    as of August 31, 1995 by and between
                    Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research
                    Center Boston, Inc., as sublessee

10.26 Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee

10.27               Form of 7% Subordinated Convertible Debenture
                    Due July 31, 1996 and Schedule of Debenture Holders

10.28               Form of Offshore Securities Subscription
                    Agreement between the Registrant and
                    Purchasers of the Debentures

21                  Subsidiaries of the Registrant

23                  Consent of Coopers & Lybrand