Form 10-Q
period 1995-09-30
IMMUNOGEN INC
filed 1995-11-13
CIK 855654

IMMUNOGEN, INC.

                                 TABLE OF CONTENTS
                                 -----------------

                                                                  Page
                                                                  ----
     PART I - FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 1995 and September 30, 1995...........  3

                    Consolidated Statements of Operations
                    for the three months ended September 30,
                    1994 and 1995..................................  4

                    Consolidated Statements of Stockholders'
                    Equity for the year ended June 30, 1995 and
                    for the three months ended Septmeber 30, 1995..  5

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30,
                    1994 and 1995..................................  6

                    Notes to Consolidated Financial Statements.....  7

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..  8


    PART II - OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K............... 11

     Signatures  .................................................. 12

                           IMMUNOGEN, INC.
                     CONSOLIDATED BALANCE SHEETS
              As of June 30, 1995 and September 30, 1995



                                                                           June 30,          September 30,
                                                                             1995                1995
                                                                          -----------        ------------
                                                       ASSETS
         Cash and cash equivalents                                        $ 3,047,236         $ 3,017,280
         Other current assets                                                 293,852             373,458
                                                                          -----------        ------------
               Total current assets                                         3,341,088           3,390,738

         Property and equipment, net of accumulated
            depreciation                                                   13,621,383          12,841,812
         Other assets                                                          83,700              83,700
                                                                          -----------        ------------

                 Total assets                                             $17,046,171         $16,316,250
                                                                          ===========        ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable                                                 $ 2,229,003        $  1,757,790
         Accrued compensation                                                 316,973             326,207
         Other accrued liabilities                                            978,253             835,914
         Subordinated convertible debentures (Note D)                          -                3,600,000
         Current portion of capital lease obligations                         942,749             962,562
                                                                          -----------        ------------

               Total current liabilities                                    4,466,978           7,482,473
                                                                          -----------        ------------

         Capital lease obligations                                          2,330,680           2,152,183
         Other non-current liabilities                                        125,354             111,426

         Commitments

         Redeemable convertible preferred stock,
            $.01 par value; authorized 277,080 shares;
            none issued or outstanding                                         -                    -

         Stockholders' equity (Note B):
            Common stock, $.01 value; authorized
               20,000,000 shares; issued and outstanding
               12,578,606 and 12,586,606 shares as of June
               30, 1995 and September 30, 1995, respectively                  125,786             125,866
            Additional paid-in capital                                    118,988,736         118,993,806
                                                                          -----------        -------------

                                                                          119,114,522         119,119,672
            Accumulated deficit                                          (108,991,363)       (112,549,504)
                                                                          -----------        ------------

               Total stockholders' equity                                  10,123,159           6,570,168
                                                                          -----------        ------------

                 Total liabilities and stockholders' equity               $17,046,171        $ 16,316,250
                                                                          ===========        ============






   The accompanying notes are an integral part of the financial statements.

                                       3


                                     IMMUNOGEN, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three months ended September 30, 1994 and 1995



                                                              Three Months Ended
                                                                 September 30,
                                                          1994               1995
                                                    ---------------    ---------------
Revenues:
   Development Fees                                                    $       136,328
   Interest                                         $       176,649             34,333
   Other                                                     10,786             13,928
                                                    ---------------    ---------------
      Total revenues                                        187,435            184,589
                                                    ---------------    ---------------
Expenses:
   Research and development                               4,553,348          2,924,600
   General and administrative                               992,474            453,571
   Interest                                                 168,212            364,106
                                                    ---------------    ---------------
      Total expenses                                      5,714,034          3,742,277
                                                    ---------------    ---------------
Loss before income taxes                                 (5,526,599)        (3,557,688)

Income tax expense                                            2,332                453
                                                    ---------------    ---------------
Net loss                                            $    (5,528,931)   $    (3,558,141)
                                                    ===============    ===============

Loss per common share                               $         (0.44)   $         (0.28)
                                                    ===============    ===============

Shares used in computing loss
 per share amounts                                       12,559,818         12,581,910
                                                    ===============    ===============




   The accompanying notes are an integral part of the financial statements.

                                       4

                                IMMUNOGEN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the year ended June 30, 1995 and for
                    the three months ended September 30, 1995

                                                  Common Stock
                                       -----------------------------------
                                                                Additional                       Total
                                                                 Paid-in     Accumulated     Stockholders'
                                         Shares      Amount      Capital       Deficit          Equity
                                       ----------  ---------  ------------  ---------------  -------------

Balance at June 30, 1994               12,554,731  $ 125,547  $118,968,588  $  (89,134,295)  $  29,959,840
                                       ----------  ---------  ------------  ---------------  -------------

Stock options excercised                   23,875        239        20,148          -               20,387
Net loss for the year ended
  June 30, 1995                            -          -             -          (19,857,068)    (19,857,068)
                                       ----------  ---------  ------------  ---------------  -------------
Balance at June 30, 1995               12,578,606    125,786   118,988,736     (108,991,363)    10,123,159
                                       ----------  ---------  ------------  ---------------  --------------

Stock options excercised                    8,000         80         5,070           -               5,150
Net loss for the three months ended
  September 30, 1995                       -          -             -            (3,558,141)    (3,558,141)
                                       ----------  ---------  ------------  ---------------  -------------
Balance at September 30, 1995          12,586,606  $ 125,866  $118,993,806  $  (112,549,504) $   6,570,168
                                       ==========  =========  ============  ===============  =============

   The accompanying notes are an integral part of the financial statements.

                                      5

                                IMMUNOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended September 30, 1994 and 1995

                                                                  Three Months Ended
                                                                     September 30,
                                                       -------------------------------------
                                                            1994                  1995
                                                       --------------         --------------
Cash flows from operating activities:
   Net loss                                            $  (5,528,931)         $  (3,558,141)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                        825,445                796,731
        Gain on sale of property and equipment                -                     (10,886)
        Changes in operating assets and liabilities:
          Other current assets                                70,277                (79,604)
          Other assets                                        -                      -
          Accounts payable                                  (637,598)              (471,213)
          Accrued compensation                              (274,418)                 9,234
          Other accrued liabilities                          (18,288)              (142,339)
          Other non-current liabilities                      (13,928)                -
                                                       --------------         --------------
        Net cash used for operating activities            (5,577,441)            (3,456,218)
                                                       --------------         --------------

Cash flows from investing activities:
   Capital expenditures                                     (189,040)               (18,251)
   Proceeds from sale of marketable securities            10,596,385              3,000,000
   Purchase of marketable securities                      (5,552,005)            (2,984,898)
                                                       --------------         --------------

        Net cash provided by (used for)
         investing activities                              4,855,340                 (3,149)

Cash flows from financing activities:
   Proceeds from subordinated convertible debentures          -                   3,600,000
   Stock issuances, net                                        8,557                  5,150
   Principal payments on capital lease obligations          (261,072)              (175,739)
                                                       --------------         --------------
        Net cash provided by (used for)
         financing activities                               (252,515)             3,429,411
                                                      --------------         ---------------
Net change in cash and cash equivalents                     (974,616)               (29,956)
                                                       --------------         --------------
Cash and cash equivalents, beginning balance               1,572,389              3,047,236
                                                       --------------         --------------
Cash and cash equivalents, ending balance              $     597,773          $   3,017,280
                                                       ==============         ==============
Supplemental disclosure of cash flow information:

   Cash paid for interest                              $     163,949          $     103,106
                                                       ==============         ==============
   Cash paid for income taxes                          $         456          $       5,000
                                                       ==============         ==============




    The accompanying notes are an integral part of the financial statements.

                                        IMMUNOGEN, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of ImmunoGen, Inc. (the "Company"), which include those of its wholly-owned subsidiary, ImmunoGen Securities Corp., and its 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI").

Because of its continuing losses from operations and working capital defecit, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements and/or strategic partnering, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through this fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common share equivalents have not been included because their effect would be anti-dilutive. Fully diluted earnings per share are the same as primary earnings per share.

C. Effective September 1, 1995, the Company entered into an agreement to sublease approximately 82% of one of its Cambridge, Massachusetts facilities and to lease certain related equipment. The initial term of this sublease agreement expires in February 1997 (with two successive one-year renewal options). Net receipts under this agreement are expected to total approximately $550,000 in each of fiscal 1996 and the first nine months fiscal 1997, the initial term of the sublease.

D. In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of overseas investors. The Company incurred debt issuance costs of $261,000, which has been charged to interest expense. Subject to certain restrictions, the debentures are convertible to common stock, at the holders' discretion, at any time from October 1995 through July 1996. The principal portion of the debentures and any accrued interest thereon at the date of conversion may be converted into the Company's Common Stock at 75% and 100%, respectively, of the market price of the Company's Common Stock on the date of conversion. As of November 7, 1995, debentures totalling $1.8 million plus accrued interest thereon have been converted to 1,067,279 shares of the Company's Common Stock.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products and expects no revenues to be derived from product sales in the near future.

      Since July 1, 1994 the Company has taken steps to reduce its operating costs, including implementation of a restructuring plan in December 1994 and, effective September 1, 1995, subleasing approximately 82% of one of its Cambridge, Massachusetts facilities and leasing certain related equipment.
The initial term of this sublease agreement expires in February 1997 (with two successive one-year renewal options).

      The Company has been unprofitable since inception and expects to incur net losses over the next several years.


Results of Operations

  Three Months Ended September 30, 1994 and 1995

        The Company's revenues decreased approximately 2% from approximately $187,000 for the three months ended September 30, 1994 to approximately $185,000 in the same period in fiscal year 1995. Interest income totalled approximately $177,000, or 95%, of revenues for the three months ended September 30, 1994, compared to approximately $34,000, or 19%, of revenues in the corresponding
1995 period. This 81% decrease in interest income reflects the significant decrease in cash balances available for investment in the 1995 period.
Revenues for the three months ended September 30, 1995 include approximately $136,000 of development revenue, which represents revenue earned under the Small Business Innovative Research Program of the U.S. National Science Foundation. Revenues in both periods also include a gain on sale of assets which resulted from a sale/leaseback agreement executed in fiscal 1994 which has been deferred and is being recorded as other income over the life of the lease.

      The Company's total expenses decreased approximately 35% from approximately $5.7 million for the three months ended September 30, 1994 to approximately $3.7 million in the same period in fiscal year 1995. Research and development costs constituted the primary component of the Company's total expenses (80% and 78% for the three months ended September 30, 1994 and 1995, respectively), decreasing from approximately $4.6 million for the three months ended September 30, 1994 to approximately $2.9 million for the three months ended September 30, 1995. This 36% decrease is principally the result of the Company's restructuring plan implemented in December 1994 and that portion of facilities costs savings attributable to the facility sublease allocated to research and development.

      General and administrative expenses decreased 54% from approximately $992,000 for the three months ended September 30, 1994 to approximately $539,000 for the three months ended September 30, 1995. This decrease principally represents savings associated with the restructuring plan and that portion of facilities costs savings attributable to the facility sublease allocated to general and administrative expenses.

      Interest expense increased 116% from approximately $168,000 for the three months ended September 30, 1994 to approximately $364,000 for the three months ended September 30, 1995. This increase is due primarily to issuance costs associated with and accrued interest on the Company's 7% subordinated convertible debentures issued in an August 1995 private offering, offset somewhat by lower interest costs associated with the decreasing principal balance of the Company's capital lease arrangements.

Liquidity and Capital Resources

     Since July 1, 1993 the Company has financed its operating deficit of approximately $47.1 million from various sources, including net proceeds of approximately $13.0 million raised in its February 1994 public offering, net proceeds of approximately $3.3 million raised in its August 1995 private offering to foreign investors and from the exercise of stock options. Since July 1, 1993 the Company has received approximately $1.3 million of interest income. At September 30, 1995 approximately $3.0 million of cash and cash equivalents remained available.

      In February 1994 the Company sold in a public offering 2,012,500 shares of its common stock. Net proceeds to the Company amounted to $13,242,250. In March 1994 the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton, Massachusetts facility. At June 30, 1994 all monies available under this agreement had been received by the Company. The transaction included warrants to purchase common stock, which expire in April 1999.

      In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of foreign investors. Net proceeds to the Company amounted to approximately $3.3 million. Subject to certain restrictions, the debentures are convertible into Common Stock, at the holders' discretion, at any time from October 1995 through July 1996. As of November 7, 1995, debentures totalling $1.8 million plus accrued interest thereon have been converted to shares of the Company's Common Stock.

      In the period since July 1, 1993 approximately $8.1 million was expended on property and equipment, including equipment sold and leased back by the Company, principally for construction of the Company's manufacturing facilities. No significant amounts are expected to be expended on property and equipment in fiscal 1996.

      Pursuant to its agreements with ATI, ImmunoGen has agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such additional equity. The Company anticipates that approximately $650,000 of funding may be required by ATI during calendar year 1996 in order for ATI to satisfy certain contractual obligations.

      The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through January 1996. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through this fiscal year, it could be forced to curtail or discontinue its operations.

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

                 Not Applicable.

        Item 5.  Other Information.
                 ------------------

                 Not Applicable.

        Item 6.  Exhibits and Reports on Form 8-K.
                 ---------------------------------

                 (b) The Company filed a report on Form 8-K on August 16, 1995 for purposes of filing a press release on August 17, 1995 announcing the issuance of $3.6 million of 7% subordinated convertible debentures.





















                                     11



                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IMMUNOGEN, INC.





 Date:   November 9, 1995                    By:  /s/ Mitchel Sayare
                                                  ----------------------------
                                                  Mitchel Sayare
                                                  Chief Executive Officer
                                                  (principal executive officer)


 Date:   November 9, 1995                    By:  /s/ Frank J. Pocher
                                                  ---------------------------
                                                  Frank J. Pocher
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)




















                                      12