Form 10-Q
period 1995-12-31
IMMUNOGEN INC
filed 1996-02-15
CIK 855654

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                                 ------------------

                                     OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number  0-17999
                       ---------

                               ImmunoGen, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                                     04-2726691
----------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                              148 Sidney Street
                            Cambridge, MA  02139
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (617) 661-9312
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At February 14, 1996 there were 15,526,357 shares of common stock, par value $.01 per share, of the registrant outstand/ing.

                         Total Number of Pages:  39
                         Exhibit Index at Page:  17

                               IMMUNOGEN, INC.

                              TABLE OF CONTENTS
                              -----------------
                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1      Financial Statements

                 Conslidated Balance Sheets as of
                 June 30, 1995 and December 31, 1995...........................          3

                 Consolidated Statements of Operations
                 for the three months and the six months
                 ended December 31, 1994 and 1995..............................          4

                 Consolidated Statements of Stockholders'
                 Equity for the year ended June 30, 1995 and for
                 the six months ended December 31, 1995........................          5

                 Consolidated Statements of Cash Flows
                 for the six months ended December 31,
                 1994 and 1995.................................................          6

                 Notes to Consolidated Financial Statements....................          7

     Item 2      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................          9


PART II - OTHER INFORMATION

     Item 6      Exhibits and Reports on Form 8-K...............................        14

Signatures......................................................................        16


IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1995 and December 31, 1995


                                                                 June 30,                  December 31,
                                                                   1995                       1995
                                                              -------------               -------------
    ASSETS

Cash and cash equivalents                                     $   3,047,236               $     877,406
Other current assets (Note D)                                       293,852                   1,003,077
                                                              -------------               -------------

      Total current assets                                        3,341,088                   1,880,483
                                                              -------------               -------------

Property and equipment, net of accumulated
   depreciation                                                  13,621,383                   5,084,142
Other assets (Note D)                                                83,700                   1,683,700
                                                              -------------               -------------

           Total assets                                       $  17,046,171               $   8,648,325
                                                              =============               =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  2,229,003                   1,998,392
Accrued compensation                                                316,973                     432,811
Other accrued liabilities                                           978,253                     723,098
Subordinated  convertible debentures (Note C)                        -                          360,000
Current portion of capital lease obligations                        942,749                     136,340
                                                              -------------               -------------

      Total current liabilities                                   4,466,978                   3,650,641
                                                              -------------               -------------

Capital lease obligations                                         2,330,680                     109,157
Other non-current liabilities                                       125,354                     -

Commitments

Redeemable convertible preferred stock,
   $.01 par value; authorized 277,080 shares;
   none issued                                                      -                           -

Stockholders' equity (Note C):
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      12,578,606 and,15,074,226 shares as of
      June 30, 1995 and December 31, 1995, respectively             125,786                     150,742
   Additional paid-in capital                                   118,988,736                 122,266,150
                                                              -------------               -------------

                                                                119,114,522                 122,416,892
   Accumulated deficit                                         (108,991,363)               (117,528,365)
                                                              ------------                -------------

      Total stockholders' equity                                 10,123,159                   4,888,527
                                                              -------------               -------------

           Total liabilities and stockholders' equity         $  17,046,171               $   8,648,325
                                                              =============               =============




   The accompanying notes are an integral part of the financial statements.


IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended December 31, 1994 and 1995



                                                    Three Months Ended                               Six Months Ended
                                                        December 31,                                     December 31,
                                           --------------------------------------             ---------------------------------

                                               1994                      1995                     1994                 1995
                                           -----------               ------------             ------------          -----------
 Revenues:                                                                                                          $   223,162
    Development fees                                                 $    86,834
    Interest                               $   142,956                    22,281              $    319,605               56,614
    Licensing                                    -                         7,500                     -                    7,500
    Other                                       13,929                    13,929                    24,715               27,857
                                           -----------               -----------              ------------          -----------

       Total revenues                          156,885                   130,544                   344,320              315,133
                                           -----------               -----------              ------------          -----------


 Expenses:
    Research and development                 5,164,704                 2,721,238                 9,718,052            5,645,838
    General and administrative                 921,371                   507,693                 1,917,612              961,264
    Interest                                   121,988                   228,166                   290,200              592,272
    Loss on disposal of assets
      (Note D)                                   -                     1,652,014                     -                1,652,014
                                           -----------               -----------              ------------          -----------

       Total expenses                        6,208,063                 5,109,111                11,925,864            8,851,388
                                           -----------               -----------              ------------          -----------


 Loss before income taxes                   (6,051,178)               (4,978,567)              (11,581,544)          (8,536,255)

 Income tax expense                              1,887                       294                     4,219                  747
                                           -----------               -----------              ------------          -----------

 Net loss                                  $(6,053,065)              $(4,978,861)             $(11,585,763)         $(8,537,002)
                                           ===========               ===========              ============          ===========


 Loss per common share                     $     (0.48)              $     (0.36)             $      (0.92)         $     (0.65)
                                           ===========               ===========              ============          ===========

 Shares used in computing loss
    per share amounts                       12,569,486                13,757,414                12,564,652           13,169,662
                                           ===========               ===========              ============          ===========


   The accompanying notes are an integral part of the financial statements.


IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended December 31, 1995
                                                         Common Stock
                                              ------------------------------------
                                                                       Additional                      Total
                                                                        Paid-in       Accumulated   Stockholders'
                                                Shares      Amount      Capital         Deficit        Equity
                                              ----------   --------   ------------   -------------   -----------

Balance at June 30, 1995                      12,578,606   $125,786   $118,988,736   $(108,991,363)  $10,123,159
                                              ----------   --------   ------------   -------------   -----------

Stock options excercised                          11,000        110          7,041         -               7,151
Issuance and conversion of 7% subordinated
   convertible debentures                      2,484,620     24,846      3,270,373         -           3,295,219
Net loss for the six  months ended
   December 31, 1995                              -            -           -            (8,537,002)   (8,537,002)
                                              ----------   --------   ------------   -------------   -----------

Balance at  December 31, 1995                 15,074,226   $150,742   $122,266,150   $(117,528,365)  $ 4,888,527
                                              ==========   ========   ============   =============   ===========




   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1994 and 1995

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                  --------------------------------------------------

                                                                         1994                            1995
                                                                  ------------------             -------------------

 Cash flows from operating activities:
    Net loss                                                           $(11,585,763)                      $(8,537,002)
    Adjustments to reconcile net loss to net
       cash used for operating activities:
         Depreciation and amortization                                    1,683,527                         1,590,150
         Loss  on disposal of facility                                        -                             1,652,014
         Other                                                                -                                34,199
         Changes in operating assets and liabilities:
          Other current assets                                              319,306                            77,370
          Accounts payable                                                 (733,022)                         (230,611)
          Accrued compensation                                              114,299                           115,838
          Other accrued liabilities                                        (121,700)                          (35,659)
          Other non-current liabilities                                     (27,856)                          (27,856)
                                                                       ------------                       -----------

         Net cash used for operating activities                         (10,351,209)                       (5,361,557)
                                                                       ------------                       -----------

 Cash flows from investing activities:
    Capital expenditures                                                   (384,604)                          (18,251)
    Proceeds from sale of marketable securities                          18,660,193                             -
    Purchase of marketable securities                                    (5,466,562)                            -
                                                                       ------------                       -----------

         Net cash provided by (used for)
           investing activities                                          12,809,027                           (18,251)
                                                                       ------------                       -----------

 Cash flows from financing activities:
    Proceeds from  subordinated  convertible debentures                       -                             3,600,000
    Stock issuances, net                                                     14,545                             7,151
    Principal payments on capital lease obligations                        (471,241)                         (397,173)
                                                                       ------------                       -----------

         Net cash provided by (used for)
          financing activities                                             (456,696)                        3,209,978
                                                                       ------------                       -----------

 Net change in cash and cash equivalents                                  2,001,122                        (2,169,830)
                                                                       ------------                       -----------

 Cash and cash equivalents, beginning balance                             1,572,389                         3,047,236
                                                                       ------------                       -----------

 Cash and cash equivalents, ending balance                             $  3,573,511                       $   877,406
                                                                       ============                       ===========


 Supplemental disclosure of cash flow information:

    Cash paid for interest                                             $    163,949                       $   592,272
                                                                       ============                       ===========

    Cash paid  for income taxes                                        $        456                       $     5,000
                                                                       ============                       ===========


 Supplemental disclosure of noncash financing activities:

     Issuance of 2,484,620 shares of common stock for conversion of $3,295,219 of principal and interest on 7% subordinated convertible debentures to debenture holders.


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

The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at December 31, 1995 were $877,000, and the Company has continued since that date actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements, as well as implementing the lease assignments described in Note D. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail or discontinue operations.

B. Effective September 1, 1995 the Company entered into an agreement to sublease approximately 82% of one of its Cambridge, Massachusetts facilities and to lease certain related equipment. The initial term of this sublease agreement expires in February 1997, with two successive one-year renewal options, the first of which has been exercised by the sublessee. Net receipts under this agreement, which are credited to reduce operating expenses, are expected to total approximately $1.7 million through February 1998, of which approximately $550,000 is expected to be received by the Company in fiscal 1996.

C. In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of overseas investors. As of December 13, 1995, debentures totalling $3.24 million plus accrued interest thereon had been converted to shares of the Company's Common Stock. On December 22, 1995 conversion notices for the remaining $360,000 principal balance were received by the Company. However, because Nasdaq Stock Market regulations prohibit certain issuances of stock without the prior approval of shareholders and such approval had not been obtained, the Company was unable to convert the debentures at that time. Subsequent to December 31, 1995 the Company sought and received an exception to the shareholder approval requirement from the Nasdaq Stock Market, the shareholders were notified of the exception and in early 1996 the remaining convertible debentures were converted into shares of the Company's Common Stock. In total, 2,753,269 shares were issued to the holders of the $3.6 million 7% subordinated convertible debentures for both principal and interest.

D. In January 1996 the Company assigned its leases on its Canton, Massachusetts production facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month, and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates through July 1999. As of December 31, 1995 the Company's books reflect this January 1996 disposition of the Company's Canton assets. Short-term and long-term amounts due the Company from the assignee under these agreements are reflected in the Company's December 31, 1995 consolidated balance sheets in Other Current Assets and Other Assets, respectively. Approximately $635,000 of this amount was received by the Company in January 1996 and an additional $150,000 is expected to be received in February 1996. In addition, the Company recognized a net loss on its equipment lease at the Canton facility of approximately $1.7 million. The Company estimates that the assignment of its Canton leases will save approximately $140,000 per month in total monthly operating expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company is in a research and development phase and expects no revenues to be derived from product sales in the near future.

        Since July 1, 1994 the Company has taken steps to reduce its operating costs, including implementation of a restructuring plan in December 1994 and, effective September 1, 1995, subleasing approximately 82% of one of its Cambridge, Massachusetts facilities and leasing certain related equipment. The initial term of this sublease agreement expires in February 1997, with two one-year renewal options. During the quarter ended December 31, 1995, the sublessee exercised the first option, extending the current term to February 1998. In addition, effective January 1, 1996 the Company has assigned its leases on its Canton, Massachusetts facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates to July 1999, of which approximately $785,000 is expected in fiscal 1996. The Company estimates that this transaction will save approximately $140,000 per month in total monthly operating expenses.

        The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at December 31, 1995 were $877,000, and the Company has continued since that date actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements, as well as implementing the lease assignments discussed above. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail or discontinue operations.

RESULTS OF OPERATIONS

  Three Months Ended December 31, 1994 and 1995

        The Company's revenues decreased approximately 17% from approximately $157,000 for the three months ended December 31, 1994 to approximately $131,000 in the same period in 1995. Interest income totalled approximately $143,000, or 91%, of revenues for the three months ended December 31, 1994, compared to approximately $22,000, or 17%, of revenues in the corresponding 1995 period. This 84% decrease in interest income reflects the significant decrease in cash balances available for investment in the 1995 period. Revenues for the three months ended December
31, 1995 include approximately $86,000 of development revenue, which represents revenue earned under the Small Business Innovation Research Program of the National Institutes of Health. Revenues in both periods also include a gain on sale of assets which resulted from a sale/leaseback agreement for equipment at the Canton facility executed in fiscal 1994 which had been deferred and recorded as other income through December 1995.

        Effective January 1, 1996, the Company assigned its facility and equipment leases for its Canton, Massachusetts facility to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month, and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates through July 1999. As of December 31, 1995 the Company's books reflect this January 1996 disposition of the Company's Canton assets. Short-term and long-term amounts due the Company from the assignee under these agreements are reflected in the Company's December 31, 1995 consolidated balance sheets in Other Current Assets and Other Assets, respectively. Approximately $635,000 of this amount was received in January 1996 and an additional $150,000 is expected to be received in February 1996. In addition, the Company recognized a net loss on its equipment lease at the Canton facility of approximately $1.7 million. The Company estimates that the assignment of its Canton leases will save approximately $140,000 per month in total monthly operating expenses.

        The Company's total expenses, including the one-time charge to recognize the disposal of the Canton assets, decreased approximately 18% from approximately $6.2 million for the three months ended December 31, 1994 to approximately $5.1 million in the same period in 1995. However, exclusive of that charge, the Company's total expenses decreased approximately 44% to approximately $3.5 million for the three months ended December 31, 1995.

        Research and development costs constituted the primary component of the Company's total ongoing expenses (83% and 79% for the three months ended December 31, 1994 and 1995, respectively), decreasing from approximately $5.2 million for the three months ended December 31, 1994 to approximately $2.7 million for the three months ended December 31, 1995. This 47% decrease is principally the result of the savings associated with the Company's restructuring plan implemented in December 1994 and that portion of facilities costs savings attributable to the facility sublease allocated to research and development.

        General and administrative expenses decreased 45% from approximately $921,000 for the three months ended December 31, 1994 to approximately $508,000 for the three months ended December 31, 1995. This decrease principally represents savings associated with the restructuring plan and that portion of facilities costs savings attributable to the facility sublease allocated to general and administrative expenses.

        Interest expense increased 87% from approximately $122,000 for the three months ended December 31, 1994 to approximately $228,000 for the three months ended December 31, 1995. This increase is due to issuance costs associated with, and accrued interest on, the Company's 7% subordinated convertible debentures issued in an August 1995 private offering, offset somewhat by lower interest costs associated with the decreasing principal balances of the Company's capital lease agreements. Subsequent to December 1995 and the assignment of the Company's capital lease for equipment at the Canton facility, only one capital lease agreement remains.

  Six Months Ended December 31, 1995

        The Company's revenues decreased approximately 8% from approximately $344,000 for the six months ended December 31, 1994 to approximately $315,000 in the same period in 1995. Interest income totalled approximately $319,000, or approximately 93%, of revenues for the six months ended December 31, 1994, compared to approximately $57,000, or 18% of revenues, in the corresponding 1995 period. This decrease is attributable to the significant decrease in cash balances available for investment in the 1995 period. Revenues for the six month period ended December 31, 1995 include development revenues of approximately $223,000, or 71% of total revenues, which represents revenue earned under the Small Business Innovation Research Program of the National Institutes of Health. Also included in revenues for the 1995 period are $7,500 of licensing revenues received by the Company's 72%-owned subsidiary, Apoptosis Technology, Inc., on the signing of a licensing agreement. Revenues in both periods include a gain on sale of assets which resulted from the sale/leaseback agreement for certain equipment at the Canton, Massachusetts facility executed in fiscal 1994 which had been deferred and recorded as income through December 1995.

        Total expenses decreased approximately 26% from approximately $11.9 million for the six months ended December 31, 1994 to approximately $8.9 million in the corresponding 1995 period. Without the one-time charge for disposal of the Canton facility and equipment, the Company's total expenses would have decreased approximately 40%, from approximately $11.9 million to approximately $7.2 million.

        Research and development costs constituted the primary component of the Company's total ongoing expenses (81% and 78% for the six months ended December 31, 1994 and 1995, respectively), decreasing approximately 42% from approximately $9.7 million for the six months ended December 31, 1994 to approximately $5.6 million for the corresponding 1995 period. As in the three months ended December 31, this decrease is primarily the result of the Company's restructuring plan implemented in December 1994 and that portion of the facilities costs savings attributable to the facility sublease allocated to research and development.

        General and administrative expenses decreased approximately 50% from approximately $1.9 million for the six months ended December 31, 1994 to approximately $1.0 million in the corresponding 1995 period. As in the three months ended December 31, this decrease results principally from savings associated with the restructuring plan implemented in December 1994 and that portion of facilities costs savings attributable to the facility sublease allocated to general and administrative expenses.

        Interest expense increased 104% from approximately $290,000 for the six months ended December 31, 1994 to approximately $590,000 for the corresponding 1995 period. This increase is due to issuance costs associated with, and accrued interest on, the Company's 7% subordinated convertible debentures issued in an August 1995 private offering, offset somewhat by lower interest costs associated with the decreasing principal balance of the Company's capital lease agreements.

LIQUIDITY AND CAPITAL RESOURCES

        Since July 1, 1993 the Company has financed its operating deficit of approximately $52.1 million from various sources, including net proceeds of approximately $13.0 million raised in its February 1994 public offering, net proceeds of approximately $3.3 million raised in its August 1995 private offering to foreign investors and from the exercise of stock options. Since July 1, 1993 the Company has received approximately $1.3 million of interest income. At December 31, 1995 approximately $0.9 million of cash and cash equivalents remained available.

        In February 1994 the Company sold in a public offering 2,012,500 shares of its Common Stock. Net proceeds to the Company amounted to $13,242,250. In March 1994 the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton, Massachusetts facility. The transaction included warrants to purchase Common Stock, which expire in April 1999.

        In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of foreign investors. Net proceeds to the Company amounted to approximately $3.3 million. As of December 13, 1995, debentures totalling
$3.24 million plus accrued interest thereon had been converted to shares of the Company's Common Stock. On December 22, 1995 conversion notices for the remaining $360,000 principal balance were received by the Company. However, because Nasdaq Stock Market regulations prohibit certain issuances of stock without the prior approval of shareholders and such approval had not been obtained, the Company was unable to convert the debentures at that time. Subsequent to December 31, 1995 the Company sought and received an exception to the shareholder approval requirement from the Nasdaq Stock Market, the shareholders were notified of the exception and in early 1996 the remaining convertible debentures were converted into shares of the Company's Common Stock. In total, 2,753,269 shares were issued to the holders of the $3.6 million 7% subordinated convertible debentures for both principal and interest.

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

        The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through February 1996. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail or discontinue its operations.

                               IMMUNOGEN, INC.
                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1. Legal Proceedings
        -----------------

        Not applicable.

Item 2. Changes in Securities
        ---------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------


        (a) Exhibits

            Exhibit 10.29   Leasehold Mortgage and Collateral
                            Assignment of Lessee's Interest dated
                            January 1, 1996 between OraVax, Inc.,
                            as assignor, and the Registrant, as assignee

            Exhibit 10.30   Assignment of Lease dated January 1,
                            1996 between the Registrant, as assignor, and OraVax, Inc., as assignee

            Exhibit 10.31 Assignment of Equipment Lease and Lessor's Consent dated January 1, 1996 by and among the Registrant, as lessee, OraVax, Inc., as assignee, and Aberlyn Capital Managment Limited Partnership, as lessor

        (b) No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IMMUNOGEN, INC.





 Date:   February 14, 1996                 By:  /s/ Mitchel Sayare
                                              ----------------------------
                                                Mitchel Sayare
                                                Chief Executive Officer
                                                (principal executive officer)


 Date:   February 14, 1996                 By:  /s/ Frank J. Pocher
                                              ---------------------------
                                                Frank J. Pocher
                                                Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)


                               IMMUNOGEN, INC.

                                EXHIBIT INDEX

                                                           Sequentially Numbered
                                                           ---------------------
Exhibits                                                            Page
--------                                                            ----
10.29              Leasehold Mortgage and Collateral
                   Assignment of Lessee's Interest dated
                   January 1, 1996 between OraVax, Inc.,
                   as assignor, and the Registrant, as assignee      18

10.30              Assignment of Lease dated January 1,
                   1996 between the Registrant, as assignor,
                   and OraVax, Inc., as assignee                     25

10.31              Assignment of Equipment Lease and
                   Lessor's Consent dated January 1, 1996
                   by and among the Registrant, as lessee,
                   OraVax, Inc., as assignee, and Aberlyn
                   Capital Management Limited Partnership,
                   as lessor                                         33

