Form 10-Q
period 1996-03-31
IMMUNOGEN INC
filed 1996-05-10
CIK 855654

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 --------------

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------
Commission file number  0-17999
                        -------

                               ImmunoGen, Inc.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                                        04-2726691
 ------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                              148 Sidney Street
                             Cambridge, MA 02139
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)


                               (617) 661-9312
             --------------------------------------------------
            (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

      At May 7, 1996 there were 15,532,355 shares of common stock, par value $.01 per share, of the registrant outstanding.

                          Total Number of Pages: 16
                          Exhibit Index at Page: 15

                               IMMUNOGEN, INC.

                              TABLE OF CONTENTS
                              -----------------

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1      Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1995 and March 31, 1996 ......................   3

                  Consolidated Statements of Operations
                  for the three months and the nine months
                  ended March 31, 1995 and 1996 .........................   4

                  Consolidated Statements of Stockholders'
                  Equity for the year ended June 30, 1995 and for
                  the nine months ended March 31, 1996...................   5

                  Consolidated Statements of Cash Flows
                  for the nine months ended March 31,
                  1995 and 1996..........................................   6

                  Notes to Consolidated Financial Statements.............   7

      Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........   9


PART II - OTHER INFORMATION

      Item 6      Exhibits and Reports on Form 8-K.......................  15

Signatures...............................................................  16

IMMUNOGEN, INC.


CONSOLIDATED BALANCE SHEETS
As of June 30, 1995 and March 31, 1996

                                                          June 30,        March 31,
                                                            1995            1996
                                                       -------------   -------------

ASSETS

Cash and cash equivalents                              $   3,047,236   $   2,456,652
Other current assets (Note D)                                293,852         245,466
                                                       -------------   -------------
   Total current assets                                    3,341,088       2,702,118
                                                       -------------   -------------
Property and equipment, net of accumulated
  depreciation                                            13,621,383       4,623,578
Other assets (Note D)                                         83,700       1,683,700
                                                       -------------   -------------
      Total assets                                     $  17,046,171   $   9,009,396
                                                       =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           2,229,003       2,435,134
Accrued compensation                                         316,973         396,249
Other accrued liabilities                                    978,253         596,301
Current portion of capital lease obligations                 942,749         138,912
                                                       -------------   -------------
   Total current liabilities                               4,466,978       3,566,596
                                                       -------------   -------------
Capital lease obligations                                  2,330,680          73,449
9% convertible debenture (Note E)                             -            2,500,000
Other non-current liabilities                                125,354          -

Commitments

Redeemable convertible preferred stock,
   $.01 par value; authorized 277,080 shares;
   none issued                                                -               -

Stockholders' equity (Notes C and E):
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   12,578,606 and 15,530,355 shares as of
   June 30, 1995 and  March 31, 1996, respectively           125,786         155,304
  Additional paid-in capital                             118,988,736     122,967,235
                                                       -------------   -------------
                                                         119,114,522     123,122,539
   Accumulated deficit                                  (108,991,363)   (120,253,188)
                                                       -------------   -------------
      Total stockholders' equity                          10,123,159       2,869,351
                                                       -------------   -------------
           Total liabilities and stockholders' equity  $  17,046,171   $   9,009,396
                                                       =============   =============















   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended March 31, 1995 and 1996


                                          Three Months Ended           Nine Months Ended
                                              March 31,                    March 31,
                                    ---------------------------   -----------------------------
                                        1995            1996          1995             1996
                                    -----------     -----------   ------------     ------------
Revenues:
   Development fees                                 $    82,768                    $    305,930
   Interest                         $    76,054           4,340   $    395,659           60,954
   Licensing                              -               3,333          -               10,833
   Other                                 13,928           -             38,643           27,857
                                    -----------     -----------   ------------     ------------
     Total revenues                      89,982          90,441        434,302          405,574
                                    -----------     -----------   ------------     ------------

Expenses:
   Research and development           3,564,096       2,024,209     13,282,151        7,670,047
   General and administrative           686,491         487,469      2,604,103        1,449,423
   Interest and financing costs         106,829         302,838        397,029          895,110
   Loss on disposal of assets             -               -              -            1,652,014
                                    -----------     -----------   ------------     ------------
     Total expenses                   4,357,416       2,814,516     16,283,283       11,666,594
                                    -----------     -----------   ------------     ------------

Loss before income taxes             (4,267,434)     (2,724,075)   (15,848,981)     (11,261,020)

Income tax expense                        1,004              57          5,223              805
                                    -----------     -----------   ------------     ------------
Net loss                            $(4,268,438)    $(2,724,132)  $(15,854,204)    $(11,261,825)
                                    ===========     ===========   ============     ============

Loss per common share               $     (0.34)    $     (0.18)  $      (1.26)    $      (0.81)
                                    ===========     ===========   ============     ============
Shares used in computing loss
 per share amounts                   12,576,398      15,379,297     12,568,510     $ 13,900,850
                                    ===========     ===========   ============     ============

















   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended March 31, 1996


                                                           Common Stock
                                             ----------------------------------------
                                                                          Additional                        Total
                                                                           Paid-in        Accumulated    Stockholders'
                                               Shares        Amount        Capital          Deficit         Equity
                                             ----------     --------     ------------    -------------   ------------


Balance at June 30, 1995                     12,578,606     $125,786     $118,988,736    $(108,991,363)  $ 10,123,159
                                             ----------     --------     ------------    -------------   ------------

Stock options excercised                        117,000        1,170           76,683                -         77,853
Issuance and conversion of 7% subordinated
  convertible debentures                      2,834,749       28,348        3,746,816                -      3,775,164
Issuance of common stock warrants                     -            -          155,000                -        155,000
Net loss for the nine  months ended
  March 31, 1996                                      -            -                -      (11,261,825)   (11,261,825)
                                             ----------     --------     ------------    -------------   ------------
Balance at  March  31, 1996                  15,530,355     $155,304     $122,967,235    $(120,253,188)  $  2,869,351
                                             ==========     ========     ============    =============   ============































   The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 1995 and 1996



                                                                              Nine Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                             1995           1996
                                                                         ------------   ------------

Cash flows from operating activities:
 Net loss                                                                $(15,854,204)  $(11,261,825)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                            2,462,940      2,053,394
   Loss on disposal of facility                                                 -          1,652,014
   Non - cash charge for issuance of common stock warrants and
     payment of interest expense on convertible subordinated debentures         -            265,707
   Other                                                                        -             34,199
   Changes in operating assets and liabilities:
     Other current assets                                                     269,050         48,386
     Accounts payable                                                        (143,930)       206,131
     Accrued compensation                                                    (669,080)        79,276
     Other accrued liabilities                                                (87,900)      (162,459)
     Other non-current liabilities                                            (41,784)       (27,856)
                                                                         ------------   ------------
  Net cash used for operating activities                                  (14,064,908)    (7,113,033)
                                                                         ------------   ------------
Cash flows from investing activities:
 Capital expenditures                                                        (426,922)       (20,216)
 Proceeds from sale of marketable securities                               27,614,171          -
 Purchase of marketable securities                                         (7,953,113)         -
                                                                         ------------   ------------
  Net cash provided by (used for)
   investing activities                                                    19,234,136        (20,216)
                                                                         ------------   ------------
Cash flows from financing activities:
 Proceeds from subordinated convertible debentures                              -          3,600,000
 Proceeds from convertible debentures                                           -          2,500,000
 Stock issuances, net                                                           9,137         77,853
 Principal payments on capital lease obligations                             (687,657)      (421,783)
 Proceeds from sale of facility                                                 -            786,595
                                                                         ------------   ------------
  Net cash provided by (used for)
   financing activities                                                      (678,520)     6,542,665
                                                                         ------------   ------------
Net change in cash and cash equivalents                                     4,490,708       (590,584)
                                                                         ------------   ------------
Cash and cash equivalents, beginning balance                                1,572,389      3,047,236
                                                                         ------------   ------------
Cash and cash equivalents, ending balance                                $  6,063,097   $  2,456,652
                                                                         ============   ============
Supplemental disclosure of cash flow information:

 Cash paid for interest                                                  $    390,891   $    620,876
                                                                         ============   ============
 Cash paid for income taxes                                              $        456   $      5,000
                                                                         ============   ============


Supplemental disclosure of noncash financing activities:

 Issuance of 2,834,749 shares of common stock for $3,775,164 of principal and interest in connection with the Company's 7% subordinated convertible debentures.





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

The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at March 31, 1996 were $2.5 million, and the Company has continued since that date actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue operations.

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

C. In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures, due July 31, 1996, in a private placement to a small number of overseas investors. As of March 31, 1996, all of these debentures plus accrued interest thereon had been converted to shares of the Company's Common Stock. In total, 2,753,269 shares were issued to the holders of the $3.6 million 7% subordinated convertible debentures for both principal and interest.

D. In January 1996 the Company assigned its leases on its Canton, Massachusetts production facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month, and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates through July 1999. As of December 31, 1995 the Company's books reflected that January 1996 disposition of the Company's Canton assets.

Short-term and long-term amounts due the Company from the assignee under these agreements are reflected in the Company's consolidated balance sheets in Other Current Assets and Other Assets, respectively. Approximately $787,000 of this amount was received by the Company through March 31, 1996. In addition, the Company recognized a net loss on its equipment lease at the Canton facility of approximately $1.7 million.

E. In March 1996 the Company issued $5.0 million of 9% convertible debentures in a private placement, of which $2.5 million had been received by the Company as of March 31, 1996. Receipt of the remaining $2.5 million is subject to approval by the Company's shareholders of a proposal to increase the number of authorized shares of the Company's Common Stock. This approval must be obtained not later than 120 days from March 25, 1996, subject to extension in certain events. There can be no assurance that such approval will be obtained prior to the deadline, and accordingly there can be no assurance that the Company will receive the remaining $2.5 million in proceeds from the private placement. The debentures can be converted into shares of the Company's Common Stock at any time according to a predetermined formula providing for a discount from the market price of the Common Stock. If the conversion takes place after June 13, 1996, the debenture holder will also receive warrants to purchase additional shares of Common Stock equal to one-half of the number of shares issued upon conversion of the Debentures. Also in connection with the issuance of the 9% debentures, the Company agreed to issue warrants to purchase a total of 250,000 shares of the Company's Common Stock to an entity engaged to locate a buyer for the Company's 9% debentures. These warrants have an exercise price of $3.105 and expire in 2003. At March 31, 1996 warrants to purchase 125,000 shares of Common Stock had been issued. The value of the issued warrants, totalling $155,000, has been charged to interest expense at March 31, 1996. The remaining warrants will be issued upon receipt by the Company of the remaining $2.5 million from the debenture holder.

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

      Since July 1, 1994 the Company has taken steps to reduce its operating costs, including implementation of a restructuring plan in December 1994 and, effective September 1, 1995, subleasing approximately 82% of one of its Cambridge, Massachusetts facilities and leasing certain related equipment, the current term of which expires in February 1998. In addition, effective January 1, 1996 the Company has assigned its leases on its Canton, Massachusetts facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates to July 1999, of which approximately $787,000 has been received through March 31, 1996. The Company estimates savings in monthly operating expenses from this transaction to be approximately $140,000.

      The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at March 31, 1996 were approximately $2.5 million, and the Company continues actively to seek additional capital. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue operations.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1995 and 1996

      The Company's revenues remained constant at approximately $90,000 for the three months ended March 31, 1995 and 1996. Interest income totalled approximately $76,000, or 85% of revenues, for the three months ended March 31, 1995, decreasing approximately 94% to approximately $4,000, or 5% of revenues, for the three months ended March 31, 1996. This decrease in interest income reflects the significant decrease in cash balances available for investment in the 1996 period. Revenues for the three months ended March 31, 1996 include approximately $83,000 of development revenue, which represents revenue earned under the Small Business Innovation Research Program of the National Institutes of Health. Revenues for 1996 also include approximately $3,000 of licensing revenues received by the Company pursuant to a licensing agreement. Revenues in the 1995 period also include a gain on sale of assets which resulted from a sale/leaseback agreement for equipment at the Canton facility executed in fiscal 1994 which had been deferred and recorded as other income through December 1995.

      Effective January 1, 1996, the Company assigned its facility and equipment leases for its Canton, Massachusetts facility to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month, and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates through July 1999. As of December 31, 1995 the Company's books reflected this January 1996 disposition of the Company's Canton assets. Short-term and long-term amounts due the Company from the assignee under these agreements are reflected in the Company's consolidated balance sheets in Other Current Assets and Other Assets, respectively. Approximately $787,000 of this amount had been received through March 1996. In addition, the Company recognized a net loss on its equipment lease at the Canton facility of approximately $1.7 million.

      The Company's total expenses decreased approximately 35% from approximately $4.4 million for the three months ended March 31, 1995 to approximately $2.8 million in the same period in 1996, primarily a result of the Company's cost reduction efforts as described above (see "Overview").

      Research and development costs constituted the primary component of the Company's total ongoing expenses (82% and 72% for the three months ended March 31, 1995 and 1996, respectively), decreasing from approximately $3.6 million for the three months ended March 31, 1995 to approximately $2.0 million for the three months ended March 31, 1996. This 43% decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in December 1994.

      General and administrative expenses decreased 29% from approximately $686,000 for the three months ended March 31, 1995 to approximately $487,000 for the three months ended March 31, 1996. This decrease principally represents savings associated with the restructuring plan and other cost reduction efforts begun in December 1994.

      Interest expense increased 183% from approximately $107,000 for the three months ended March 31, 1995 to approximately $303,000 for the three months ended March 31, 1996. This increase is due to interest on the Company's 7% subordinated convertible debentures issued in an August 1995 private placement, and to issuance costs associated with and accrued interest on the Company's 9% convertible debentures issued in a March 1996 private placement. These amounts are partially offset by lower interest costs associated with the decreasing principal balances of the Company's capital lease agreements.

  Nine Months Ended March 31, 1995 and 1996

      The Company's revenues decreased approximately 7% from approximately $434,000 for the nine months ended March 31, 1995 to approximately $406,000 for the nine months ended March 31, 1996. Interest income totalled approximately $396,000, or approximately 91% of revenues, for the nine months ended March 31, 1995, compared to approximately $61,000, or 15% of revenues, for the nine months ended March 31, 1996. This decrease is attributable to the significant decrease in cash balances available for investment in the 1996 period. Revenues for the nine month period ended March 31, 1996 include development revenues of approximately $306,000, or 75% of total revenues, which represents revenue earned under the Small Business Innovation Research Program of the National Institutes of Health. Revenues in 1996 also include approximately $3,000 of licensing revenues received by the Company pursuant to a licensing agreement and $7,500 of licensing revenues received by the Company's 72%-owned subsidiary, Apoptosis Technology, Inc., on the signing of a licensing agreement. Revenues in both periods include a gain on sale of assets which resulted from the sale/leaseback agreement for certain equipment at the Canton, Massachusetts facility executed in fiscal 1994 which had been deferred and recorded as income through December 1995.

      Total expenses, including a one-time charge of approximately $1.7 million in December 1995 to recognize the disposal of the Canton assets, decreased approximately 28% from approximately $16.3 million for the nine months ended March 31, 1995 to approximately $11.7 million for the nine months ended March 31, 1996. Without the one-time charge for disposal of the Canton facility and equipment, the Company's total expenses would have decreased approximately 38%, from approximately $16.3 million to approximately $10.0 million.

      Research and development costs constituted the primary component of the Company's total ongoing expenses (82% and 66% for the nine months ended March 31, 1995 and 1996, respectively), decreasing approximately 42% from approximately $13.3 million for the nine months ended March 31, 1995 to approximately $7.7 million for the nine months ended March 31, 1996. As in the three months ended March 31, this decrease is primarily the result of the Company's restructuring plan implemented in December 1994 and its ongoing cost reduction efforts.

      General and administrative expenses decreased approximately 44% from approximately $2.6 million for the nine months ended March 31, 1995 to approximately $1.4 million for the nine months ended March 31, 1996. This decrease results principally from savings associated with the restructuring plan implemented in December 1994 and the ongoing cost reduction efforts.

      Interest expense increased 125% from approximately $397,000 for the nine months ended March 31, 1995 to approximately $895,000 for the nine months ended March 31, 1996. This increase is due to interest on the Company's 7% subordinated convertible debentures issued in an

August 1995 private offering, and to issuance costs associated with and accrued interest on the Company's 9% convertible debentures issued in a March 1996 private offering. These amounts are partially offset by lower interest costs associated with the decreasing principal balance of the Company's capital lease agreements.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of ricin and antibodies necessary for production of the Company's products; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the risk factors included in the Company's Registration Statement on Form S-3, Registration No. 333-2441, relating to the resale of shares of Common Stock as filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

      Since July 1, 1993 the Company has financed its operating deficit of approximately $54.8 million from various sources, including net proceeds of approximately $13.0 million raised in its February 1994 public offering, net proceeds of approximately $3.3 million raised in its August 1995 private placement to foreign investors, net proceeds of approximately $1.4 million raised in a March 1996 private placement and from the exercise of stock options. Since July 1, 1993 the Company has received approximately $1.3 million of interest income. At March 31, 1996 approximately $2.5 million of cash and cash equivalents remained available.

      In February 1994 the Company sold 2,012,500 shares of its Common Stock in a public offering, yielding net proceeds of $13,242,250. In March 1994 the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton, Massachusetts facility. The transaction included 26,738 warrants to purchase Common Stock, which expire in April 1999.

      In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures in a private placement to a small number of foreign investors. Net proceeds to the Company amounted to approximately $3.3 million. As of March 31, 1996, all $3.6 million of these debentures plus accrued interest thereon had been converted into 2,753,269 shares of the Company's Common Stock.

      In March 1996 the Company issued $5.0 million of 9% convertible debentures in a private placement, of which $2.5 million had been received by the Company as of March 31, 1996. Receipt of the remaining $2.5 million is subject to approval by the Company's shareholders of a proposal to increase the number of authorized shares of the Company's Common Stock. This approval must be obtained not later than 120 days from March 25, 1996, subject to extension in certain events. There can be no assurance that such approval will be obtained prior to the deadline, and accordingly there can be no assurance that the Company will receive the remaining $2.5 million in proceeds from the private placement. The debentures may be converted into shares of the Company's Common Stock at any time according to a predetermined formula providing for a discount from the market price of the Common Stock. If the conversion takes place after June 13, 1996, the debenture holder will also receive warrants to purchase additional shares of Common Stock equal to one-half of the number of shares issued upon conversion of the Debentures. Also in connection with the issuance of the 9% debentures, the Company agreed to issue warrants to purchase a total of 250,000 shares of the Company's Common Stock to an entity engaged to locate a buyer for the Company's 9% debentures. These warrants have an exercise price of $3.105 and expire in 2003. At March 31, 1996 warrants to purchase 125,000 shares of Common Stock had been issued. The value of the issued warrants, totalling $155,000, has been charged to interest expense at March 31, 1996. The remaining warrants will be issued upon receipt by the Company of the remaining $2.5 million from the debenture holder.

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

      The Company anticipates that its existing capital resources plus the additional $2.5 million yet to be received from its March 1996 private placement will enable it to maintain its current and planned operations through September 1996. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available on acceptable terms to the Company, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue its operations.

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

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (b) The Company filed a report on Form 8-K on March 29, 1996 reporting the filing of a press release on March 21, 1996 announcing the issuance of $5.0 million of 9% convertible debentures.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          IMMUNOGEN, INC.







Date: May 9, 1996                         By: /s/Mitchel Sayare
                                              -----------------------------
                                              Mitchel Sayare
                                              Chief Executive Officer
                                              (principal executive officer)




Date: May 9, 1996                         By: /s/Frank J. Pocher
                                              ----------------------------
                                              Frank J. Pocher
                                              Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)