Form 10-K
period 1996-06-30
IMMUNOGEN INC
filed 1996-09-12
CIK 855654

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-17999

                                IMMUNOGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MASSACHUSETTS                                       04-2726691
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                     148 SIDNEY STREET, CAMBRIDGE, MA 02139
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (617) 661-9312
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at September 9, 1996: $61,230,984 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 9, 1996: 16,959,827 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") develops pharmaceuticals, primarily for the treatment of cancer. The Company's first technology platform -- immunoconjugate technology -- uses highly potent, proprietary toxins or drugs coupled to proprietary monoclonal antibodies for the targeted eradication of tumor cells. The Company's lead product candidate, Oncolysin B, is based on its blocked-ricin immunoconjugate technology and is now in a pivotal, large-scale Phase III clinical trial. The Company also has developed a new class of immunoconjugates using small-molecule drugs. Three small-drug immunoconjugate product candidates are now in research and preclinical development.

     Through its majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), the Company is developing additional technology platforms based on the regulation of programmed cell death, or apoptosis. ATI is applying its understanding of how apoptotic pathways are triggered in cells to identify product candidates for the treatment of cancer and viral infections, two targets where inhibition of apoptosis is recognized as an essential element of the disease. ATI has identified several key proteins which play a role in the regulation of apoptosis in cancer cells and viruses and, using these, has developed proprietary screens with which to identify leads for drug development.

     The Company was organized in 1981 as a Massachusetts corporation.

OVERVIEW OF CANCER TREATMENT

     Cancer is a set of different diseases, each of which is characterized by aberrations in cell growth, cell differentiation, apoptosis and chromosome stability. The establishment and spread, or metastasis, of a malignant growth, or tumor, is a function of its growth characteristics and its ability to suppress or evade the body's normal defenses, including activation of the cell-death program in transformed cells and surveillance and elimination of these cells by the immune system. Eradication of malignant cells which can metastasize to vital organs, leading to death, is central to the effective treatment of cancer.

     Despite recent advances in diagnosis and treatment, cures in many cancers continue to be elusive. A significant drawback to conventional anti-cancer therapy is that hidden (occult) or residual disease often remains, which can lead to relapse. Surgery may be used to remove primary masses of some solid tumors; however, it cannot be used to remove occult disease, which may spread. Conventional treatment with combination chemotherapy and radiation may not be capable of eradicating disease because of inadequate potency at the tumor site, the result of drug doses that must be limited because of side-effects to healthy tissues. These agents attack cells nonspecifically, during cell division, and their use damages other dividing cells such as bone marrow and epithelial cells (e.g., hair follicles and the gastrointestinal lining). Further, exposure to chemotherapy or radiation may trigger mechanisms within tumor cells which render them multi-drug resistant, making repeat courses of therapy ineffective.

     Because of the non-specific toxicities, limited potency and resistance associated with conventional anti-cancer therapies, a great need exists for new therapeutic products. One way in which the Company is addressing this therapeutic void is through applications of its immunoconjugate technology. By using the targeting ability of a monoclonal antibody to direct cell-killing agents to the tumor, more potent cytotoxic agents may be used, tumor-killing activity increased and side-effects minimized. Further, use in immunoconjugates of a cytotoxic agent with a mechanism of action different from any of the conventional chemotherapeutic agents may help overcome tumor-cell resistance, thereby improving the effectiveness of repeat courses of chemotherapy. The Company believes that apoptosis technology being developed at its subsidiary, ATI, offers a second potential approach to the creation of innovative anti-cancer products. That technology may be used in the development of anti-cancer agents that restore apoptotic function to tumor cells, triggering cancer cells, in essence, to commit suicide.

IMMUNOCONJUGATE TECHNOLOGY

     Each of the Company's immunoconjugates consists of a monoclonal antibody coupled to a cytotoxic (cell-killing) agent, known as an effector molecule. The specificity of an antibody forms the basis for its use to deliver effector molecules to disease sites. Antibodies are proteins produced by the immune system in response to the presence of foreign substances in the body. A particular antibody detects and binds to only one specific antigen, or marker. Since cancer cells may have unique antigens on their surfaces, an antibody with the correct specificity for those cells may be used as a targeting agent. When such an antibody is coupled to a highly potent cytotoxic agent, forming an immunoconjugate, tumor cells are killed while normal cells, even those in close association with the tumor, can be spared.

     The Company believes its immunoconjugates possess the following potential attributes which make them attractive as anti-cancer agents:

     Potency. Highly potent effector molecules are linked to a targeting agent and their high potency may thereby be harnessed for specific elimination of the tumor;

     Specificity. The targeting vehicle may be capable of differentiating between cancerous tissue and normal tissue;

     Tolerable Side-Effects. The specific delivery of highly potent effector molecules to a tumor at low concentrations may yield a tolerable side-effect profile and, consequently, a minimal disturbance of patients' quality of life during treatment;

     Distinct Mechanism of Action. An effector molecule which kills cells via a different mechanism -- one not shared by conventional agents -- may provide a complementary and additive cell-killing effect when used in conjunction with conventional agents;

     Modular Components. By varying targeting agents, each directed to a different tumor type, and using different effector molecules, each with a different mechanism of cell killing, the Company's immunoconjugate technology platform can provide an entire family of products, each member of which is designed to target a different type of cancer or to treat a different stage of disease.

     The Company, in conjunction with researchers at the University of Bath in the United Kingdom, has developed a proprietary method, called resurfacing, which it uses to humanize the monoclonal antibodies used in its small-drug immunoconjugates. Using the resurfacing technique, antibodies originally derived from mice are engineered to appear human to the immune system. They therefore are expected to be nonimmunogenic, allowing repeat dosing. The Company has successfully humanized several monoclonal antibodies using resurfacing as well as another antibody humanization technique, CDR grafting. In February 1995, the Company entered into an agreement with Oxford Molecular Ltd. ("OML"), a research and development firm which provides computer software for modeling protein structure. Under the agreement, the Company may use OML's molecular modeling software and OML receives rights to utilize the Company's antibody resurfacing technology. See " -- Licenses -- Oxford Molecular Ltd."

     ImmunoGen has identified five monoclonal antibodies which it believes possess the requisite characteristics for use in immunoconjugates. Each targets a different type of tumor: B-cell cancers (certain lymphomas and leukemias), small-cell lung cancer, myelogenous leukemias, T-cell cancers and colorectal cancer. The Company also has developed two classes of effector molecules -- blocked ricin and small-molecule drugs -- whose high potency and other distinct characteristics have yielded products it believes are uniquely suited to the treatment of different stages of cancer.

     The Company's blocked-ricin immunoconjugates are being developed to prevent or substantially delay relapses of disease. Blocked-ricin immunoconjugates are comprised of nonhuman proteins, however, and also may cause an immune response in patients which limits the effectiveness of repeat doses. The Company therefore is developing its small-drug immunoconjugates, which are not expected to be immunogenic, for broad use as initial therapy and for long-term treatment of cancer. The Company believes that use of its small-drug immunoconjugates will be complementary to that of its blocked-ricin immunoconjugates.

               STATUS OF IMMUNOGEN'S PRODUCTS UNDER DEVELOPMENT:
              ONGOING CLINICAL AND PRECLINICAL DEVELOPMENT ONLY(1)

           PRODUCT/APPLICATION                     CLINICAL SETTING              STATUS(2)
- -----------------------------------------    -----------------------------    ----------------
Oncolysin Immunoconjugates:
Oncolysin B
  B-Cell Lymphomas                           After Autologous Bone Marrow     Phase III(3)
     and Leukemias                           Transplantation
                                             AIDS-Related Lymphoma            Phase I/II
                                             Synergy with Chemotherapy        Phase I/II
Small-Drug Immunoconjugates(4):
huC242-DM1
  Colorectal Cancer                          Tumor Debulking                  Research
huAnti-B4-DC1
  B-Cell Lymphomas                           Tumor Debulking                  IND Accepted(5)
huN901-DC1
  Small-Cell Lung Cancer                     Tumor Debulking                  Preclinical

- ---------------
(1) As part of a December 1994 restructuring, the Company focused its clinical resources on clinical trials of its first product, Oncolysin B, and stopped development of three other product candidates then in clinical trials:
    Oncolysin S, Oncolysin M and Oncolysin CD6. There will be no further development of these three products unless the Company enters into agreements with third parties to support their commercialization.

(2) For a description of Phase I-III clinical trials, see "-- Regulatory Issues -- Clinical Trials Process." Preclinical denotes work to refine product performance characteristics and studies relating to product composition, stability, scale-up, toxicity and efficacy to create a prototype formulation in preparation for submission of an Investigational New Drug Application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin human clinical studies. Research denotes work up to and including bench-scale production of a formulation which meets the basic product performance characteristics established for the product.

(3) Pivotal study to support the Company's first Product License Application ("PLA").

(4) The Company's small-drug immunoconjugates will not enter human clinical trials until the Company secures collaboration funding from a third party or sufficient equity financing. The Company is actively seeking such funding or financing.

(5) In 1994, FDA accepted the Company's IND to begin human clinical testing of a product candidate comprising the original, mouse-derived antibody, anti-B4, linked to DC1. The Company intends to use its recently developed humanized version of the anti-B4 antibody in this product, which will require additional preclinical testing and the submission and acceptance of a new IND.

THE ONCOLYSINS

     Each of the Company's first product candidates, the Oncolysins, comprises blocked ricin (a derivative of ricin, a potent, naturally occurring plant toxin readily available from castor beans) linked to a monoclonal antibody to form an immunoconjugate. The Company has conducted in vitro tests which compare the potency of blocked-ricin immunoconjugates to the most commonly used conventional chemotherapeutic agents, including adriamycin, methotrexate, actinomycin D, vinblastine and mitomycin C. In these tests, the Company has demonstrated that the same proportion of tumor cells is killed by antibody immunoconjugates of blocked ricin at concentrations 1,000-times lower than those of the chemotherapeutic drugs tested. Thus, due to the potency and specificity of the immunotoxin, blocked-ricin immunoconjugates have the potential for greater tumor destruction before reaching dose levels which cause unacceptable side-effects in the patient.

     In addition to their high potency and specificity, the Company's blocked-ricin immunoconjugates kill cells by a mechanism not shared by conventional anti-cancer agents -- disruption of protein synthesis. This complementary mechanism of action of blocked-ricin immunoconjugates makes them particularly attractive agents for the treatment of the subclinical (undetectable) residual disease which frequently remains after initial chemotherapy. Residual disease may be resistant to conventional agents and often regrows, causing relapsed disease. The Company believes that applications of the Oncolysin products, to prevent or substantially delay cancer relapse, will be complementary to those of its small-drug immunoconjugates, which are being developed for use as initial therapy and for long-term treatment of cancer.

     ImmunoGen believes it is the only company with a proprietary position in an effective derivative of intact ricin. Two United States patents relating to blocked ricin and its use in antibody conjugates have issued to Dana-Farber Cancer Institute ("Dana-Farber") and ImmunoGen has an exclusive worldwide license for all applications of these patents. See "-- Patents, Trade Secrets and Trademarks."

     Oncolysin B. Oncolysin B, the Company's lead product candidate, is being evaluated as a treatment for non-Hodgkin's B-cell lymphoma and B-cell leukemias. Non-Hodgkin's lymphoma affects an estimated 45,000 new patients every year in the United States; over 36,000 suffer from the B-cell variant. There are approximately 19,000 deaths each year among B-cell lymphoma patients. There are also approximately 12,500 new cases of acute and chronic lymphocytic leukemia in the United States each year. Approximately 5,700 persons die of these B-cell leukemias annually. Oncolysin B uses an antibody, anti-B4, to target blocked ricin specifically to a marker, CD19, found on these B-cell malignancies.

     The Company currently is conducting clinical efficacy studies of Oncolysin B in lymphoma patients following autologous bone marrow transplantation ("ABMT"), in patients with AIDS-related lymphoma and in other B-cell cancer patients in combination with conventional chemotherapy. Based on the results of clinical trials in which over 600 patients were treated in a wide range of studies using Oncolysin B in different clinical settings, the Company believes that the drug has an acceptable side-effect profile.

     Pivotal Phase III Trial in B-cell Lymphoma Subsequent to ABMT. Based on encouraging data from Phase I and Phase II studies in patients with minimal residual disease, described below, the Company began enrollment of patients in a pivotal, multicenter Phase III clinical trial of Oncolysin B in July 1993. This clinical trial is measuring the effectiveness of the drug in preventing relapses in lymphoma patients subsequent to ABMT. In the ABMT procedure, a portion of the patient's bone marrow is removed and stored and a remission is then induced with high-dose chemotherapy, with or without radiation. This intensive chemotherapy and radiation obliterate the remaining bone marrow and the patient is then salvaged by reinfusion of the previously stored marrow. Even if these patients have no clinical evidence of disease subsequent to ABMT (minimal residual disease), only 30-50% are expected to remain disease-free for two years because of regrowth of occult, residual tumor.

     In contrast to the expected two-year rate of disease-free survival, the disease-free survival rate at two years for the twelve patients in the Company's Phase I trial of Oncolysin B after ABMT was over 90%. Further, as of July 1996, with a median follow-up time of the patients in remission after transplant of over four years, seven of twelve patients treated in that trial, or 58%, have remained disease-free. In the Phase II trial of Oncolysin B after ABMT, the two-year disease-free survival rate was over 60%. Thirty-one of 50 patients, or 62%, remain disease-free as of July 1996, with a median follow-up time of the patients in post-transplant remission of over three years.

     The Company believes that the ABMT setting serves as a model for all B-cell malignancy patients in remission. The Phase III trial measures the time to relapse of patients in complete remission who receive Oncolysin B subsequent to ABMT versus results for those who do not receive the drug subsequent to ABMT. It is being conducted in conjunction with the Cancer and Leukemia Group B and the Eastern Cooperative Oncology Group, both cooperative groups of the National Cancer Institute ("NCI") of the National Institutes of Health. Currently, the clinical trial is open to enrollment at 46 sites in the United States and Canada. In June 1996, the Company and the NCI agreed that NCI will be responsible for patient monitoring and generation of data for the clinical trial.

     Enrollment in the Oncolysin B Phase III trial has been slower than anticipated. The Company expects enrollment in the trial to continue into 1997 and does not expect to complete data analysis for submission to FDA for at least 18-24 months following the completion of enrollment. A number of factors make the time to completion of the Phase III trial difficult to predict. These include the rate of enrollment of patients into the trial, the number of patients who are declared ineligible or who voluntarily drop out prior to randomization (the time when patients are divided into two groups -- treatment with Oncolysin B versus observation) and their time to relapse subsequent to randomization.

     AIDS-related Lymphoma. The Company has completed the treatment phase of a Phase I clinical trial and a Phase I/II clinical trial of Oncolysin B as a treatment for AIDS-related lymphoma. This is a devastating disease where conventional chemotherapy has limited effectiveness and relapsed disease usually is refractory to additional chemotherapy. A further problem in the treatment of AIDS-related lymphoma is that the aggressive chemotherapy normally undertaken for lymphoma patients may not be tolerated by patients with AIDS. Because Oncolysin B does not suppress the bone marrow, the Company believes that AIDS patients with compromised bone marrow function may tolerate Oncolysin B better than they tolerate the myelosuppressive agents normally used to treat lymphoma.

     A total of 52 patients were treated in the Phase I trial and the Phase I/II trial of Oncolysin B in AIDS-related lymphoma. The Company currently is analyzing data from these trials. Preliminary results indicate that it may be given safely with conventional chemotherapy to these patients. Observations from the Phase I trial conducted by the NCI also suggest that Oncolysin B may cause significant tumor shrinkage in relapsed patients.

     Oncolysin B Combined with Chemotherapy. Encouraging laboratory and preclinical results also led the Company to begin a Phase I/II trial of Oncolysin B using the drug in combination with conventional chemotherapeutic agents. Studies by the Company in mice which had been given B-cell tumors were published in May 1996 in the medical journal, Blood. The data show that combining Oncolysin B with the conventional chemotherapeutics adriamycin or vincristine produced additive, or synergistic, anti-tumor effects -- superior to those seen with Oncolysin B or the conventional agents alone. In addition, 50% of mice given Oncolysin B followed by a combination of cyclophosphamide, cisplatin and etoposide remained tumor-free for over 180 days and were considered cured. Furthermore, ImmunoGen scientists observed enhanced cell killing using Oncolysin B in combination with conventional agents on tumors which were resistant to conventional drugs.

     The Phase I/II study testing the additive, or synergistic, effect of Oncolysin B in combination with conventional chemotherapy began in September 1994 in lymphoma patients and enrollment is ongoing. Fourteen patients have been treated as of July 1996. The Company believes that observations from this trial demonstrate that Oncolysin B may be used safely in combination with chemotherapy. Further, clinical responses have been seen in the trial; the Company is now evaluating the efficacy of this combination approach.

     Other Oncolysin Product Candidates. The Company has brought three other blocked-ricin immunoconjugates into human clinical trials: Oncolysin S, an immunoconjugate using the antibody, N901, which targets small-cell lung cancer; Oncolysin M, designed to treat patients with acute myelogenous leukemia; and Oncolysin CD6, for the treatment of T-cell malignancies and potentially for acute organ transplant rejection.

     As part of its December 1994 restructuring, the Company focused its clinical resources on studies of its first product, Oncolysin B, and stopped development of these other product candidates. At the time, Oncolysin S had entered Phase II testing and Oncolysin M and Oncolysin CD6 were in Phase I studies. There will be no further development of these three products unless the Company enters into agreements with third parties to support their commercialization.

SMALL-MOLECULE DRUG IMMUNOCONJUGATES

     The Company has also developed a new class of immunoconjugates consisting of monoclonal antibodies linked to highly potent small-molecule drugs that are over 100 times more potent than existing chemothera-peutic agents. The Company has conducted in vitro tests that it believes demonstrate that immunoconjugates containing either of the small drugs, DC1 or DM1, are more effective than current anti-cancer drugs at killing tumor cells. The Company has developed derivatives of these drugs which allow them to be attached to antibodies to target tumor cells and allow for their release at the target site in a fully active form. In animal tumor models using immunodeficient mice, the Company's small-drug immunoconjugates have shown therapeutic efficacy and, in the case of DM1 immunoconjugates, complete cures at doses which do not produce toxicity in normal tissues.

     The first compound, DC1, is one of a class of agents called DNA groove-binding compounds. After binding to DNA, these agents attach covalently, thereby interfering with cellular function and inducing the death of cells. ImmunoGen has incorporated DC1 into several immunoconjugates. In June 1995, the Company received a $750,000 Phase II Small Business Innovation Research ("SBIR") grant from the NCI to help fund development of DC1-based immunoconjugates. The award is for $375,000 annually for two years beginning June 1, 1995. In December 1995, the Company received a United States patent covering the use of DC1 in immunoconjugates.

     The second small-drug compound, DM1, is a potent inhibitor of cell division. It is derived from maytansine, a natural product. The Company has obtained an exclusive license for use of maytansine in conjugated form and has received two patents covering the use in conjugated form of small-drug immunoconjugates derived from maytansine. See "-- Licenses -- Takeda Chemical Industries, Ltd."

     The Company has conducted in vitro tests that it believes demonstrate that immunoconjugates containing either DC1 or DM1 are more effective than current anti-cancer drugs at killing tumor cells. This high degree of killing power is important in debulking tumor masses. In animal tumor models using immunodeficient mice, the Company's small-drug immunoconjugates have shown therapeutic efficacy and, in the case of DM1 immunoconjugates, complete cures at doses with no toxicity to normal tissues. Based on these data, the Company believes its small-drug immunoconjugates may be a successful first-line cancer therapy.

     The Company has humanized the antibodies it uses in its small-drug immunoconjugates which target B-cell cancers and small-cell lung cancer using two techniques: its proprietary resurfacing technology and CDR grafting. Laboratory experiments have demonstrated that these humanized antibodies maintain the same level of high-affinity binding as the original, mouse-derived antibodies. In addition to these, the Company intends to humanize other antibodies, including those which target solid tumors.

     huC242-DM1. The Company has been testing an antibody, C242, provided by a major pharmaceutical company, which targets colorectal cancer cells. The Company believes this antibody possesses the requisite specificity which would make it a useful targeting agent in a small-drug immunoconjugate: the antibody binds strongly to 70% of colorectal cancers and has minimal cross-reactivity with normal human tissues. The Company has linked C242 to its small-molecule drug, DM1. Because DM1 is a small-molecule, nonprotein drug, it is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy. The immunoconjugate therefore may be a suitable agent for tumor debulking.

     In August 1996, the Company published the results of its in vitro and animal studies of its C242-DM1 in the journal, Proceedings of the National Academy of Sciences USA. These tests were done with the original, mouse-derived C242 antibody linked to DM1. In the Company's studies, C242-DM1 completely eradicated human colon tumors grown in mice at doses well below those which produce toxic side-effects and the mice remained free of tumor and were considered cured at 200 days. Significantly, the mice did not lose weight, indicating the absence of toxic side-effects when treated with the drug.

     The Company also compared the effect on larger tumors of C242-DM1 with that of 5-fluorouracil ("5-FU"), the chemotherapeutic most commonly used against colorectal cancer. While C242-DM1-treated mice were cured, remaining tumor free after 200 days, administration of 5-FU at its maximum tolerated dose only slightly delayed tumor growth (for five days). The Company also compared the effectiveness of C242-DM1 to that of 5-FU in mice which had been injected with other types of colon tumors, those which express the protein recognized by the C242 antibody on only 20-30% of their cells, as opposed to on all of their cells, as in the previous experiments. There were complete tumor regressions of five weeks in all of the animals treated with C242-DM1 and administration of a second course of C242-DM1 extended the tumor-free period to nine weeks without toxic side-effects, suggesting that use of multiple cycles of the Company's immunoconjugate for treatment of colorectal cancer may be a feasible clinical regimen. In contrast, these tumors grew large rapidly in the animals treated with 5-FU.

     Upon the successful execution of a licensing agreement to obtain commercial rights to the antibody, the Company expects to begin preclinical studies with a humanized version conjugated to DM1. The Company will require additional funding to complete preclinical development and clinical trials of this product. The Company is actively seeking additional funding for this program; clinical testing will not begin until such funding is secured.

     huAnti-B4-DC1. This small-drug immunoconjugate consists of the same antibody as in Oncolysin B (anti-B4) linked to the potent small-drug effector molecule, DC1. The antibody has been humanized successfully, and the Company has expressed it in cells at sufficiently high levels to be suitable for manufacturing scale up. DC1 is a synthetic drug and, like DM1, is not expected to be immunogenic. This should allow for the administration of repeat courses of therapy. The immunoconjugate therefore may be a suitable agent for tumor debulking.

     In September 1995, the Company published the results of its in vitro and animal studies of this product candidate in the medical journal, Cancer Research. These tests were done with the original, mouse-derived anti-B4 antibody linked to DC1. Anti-B4-DC1 increased mean survival time of mice given human lymphoma tumors to 62 days as compared with 22-26 days if left untreated. At their maximum doses, conventional chemotherapeutic drugs known to be effective against this type of lymphoma tumor had only a modest effect on survival, with mean survival times of 44 days for cyclophosphamide, 37 days for vincristine, 32 days for etoposide and 28 days for doxorubicin. Further, over 60% of animals treated with Anti-B4-DC1 two to three days after being injected with tumor cells survived long-term and were considered cured at 120 days.

     The Company submitted an IND to test Anti-B4-DC1 in relapsed lymphoma patients in April 1994 and FDA accepted its application. The Company intends to use a humanized version of the anti-B4 antibody in this product, however, which will require additional preclinical testing and the submission and acceptance of a new IND. The Company will require additional funding to complete preclinical development and clinical trials of this product. The Company is actively seeking additional funding for this program; clinical testing will not begin until such financing is secured.

     huN901-DC1. This product consists of a humanized version of the antibody in Oncolysin S (N901), conjugated to DC1. This antibody also has been humanized successfully, and the Company has expressed it in cells at sufficiently high levels to be suitable for manufacturing scale up. As with the Company's other small-drug immunoconjugates, huN901-DC1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy. The Company does not intend to begin clinical testing of huN901-DC1 unless a corporate partner is found to support further development and commercialization. The Company expects to test huN901-DC1 as a tumor debulking agent in small-cell lung cancer.

APOPTOSIS TECHNOLOGY

     Recent research has shown that human cells have an intrinsic "suicide program" called apoptosis, one function of which is to destroy certain cells in order to protect the body against disease. Defects in this program may allow cancerous cells to proliferate or viruses to reproduce and spread. Inappropriate signaling of apoptosis or the blocking of apoptotic signals also have emerged as key factors in immunological, neurodegenerative, cardiovascular and other diseases.

     Based on the belief that pharmacologic manipulation of apoptosis offers a promising, novel approach to the treatment of disease, in January 1993 the Company established ATI as a majority-owned subsidiary to pursue development of therapeutics based on the regulation of apoptosis. Further, because cancer and viral infections are two targets where inhibition of apoptosis is recognized as an essential element of the disease, ATI is focusing its research in these two areas. ATI has identified several key proteins which regulate apoptosis in cancer cells and viruses and, using these, has developed proprietary screens with which to identify leads for drug development.

     ATI's strategy has been to leverage existing knowledge in the field of apoptosis by establishing, at the discovery stage, a series of key research collaborations with academic scientists. To this end, ATI has established collaborative ties with leading scientists at academic centers to complement its own internal research team. ATI also intends to collaborate with pharmaceutical companies both to use its screens with their libraries of existing therapeutic compounds and to jointly develop small-molecule drugs based on the molecular targets for apoptosis regulation that ATI has identified.

REGULATION OF APOPTOSIS AND CANCER

     In normal, healthy tissue, cell proliferation and cell death are intimately linked, providing an efficient means for organisms to control unwanted or excess cellular proliferation. Cancer cells have accumulated mutations, however, that circumvent the normal regulation of proliferation and cell death through apoptosis, leading to excess and uncontrolled cell growth. Tumor cells escape apoptosis through the active suppression, or blockage, of stimuli which otherwise would directly induce cell death. The Company believes that the restoration of apoptosis in these cells by interference with such blockage of the cell-death pathway therefore constitutes a promising approach to the eradication of cancer.

     It is now well accepted that two key, distinct mechanisms that block apoptosis in cancer cells are (i) the activation of "anti-death" genes, and (ii) regulation of cellular survival signals. Some types of cancer cells may survive due to the activation of anti-death genes while others may survive due to the activation of specific survival signals.

     Activation of "anti-death" genes. Bcl-2, the product of one of these anti-death genes, is a member of a family of proteins that has been shown to regulate apoptosis. Some of these proteins actively suppress apoptosis while others trigger it. Interactions between those members of the Bcl-2 family which promote apoptosis, and those which suppress it, regulate the cell-death program. The Bcl-2 protein has been shown to block apoptosis in tumors and also to make tumors resistant to chemotherapy. ATI believes that inhibition of the function of Bcl-2 and other Bcl-2 family cell-death suppressors may restore a tumor cell's susceptibility to apoptosis and will provide an innovative approach to the development of anti-cancer therapeutics.

     ATI has discovered and characterized several proteins of the Bcl-2 family that are potent promoters of cell death but whose function in tumor cells is disrupted by cell-death suppressors such as Bcl-2. The first of these is the Bak protein. Laboratory experiments published by ATI in the journal, Nature, in April 1995 have shown that expression of Bak induces rapid and extensive apoptosis, raising the possibility that it is directly involved in triggering the cell-death program. The cloning and analysis of a second cell-death promoter, Bik, discovered and characterized in collaboration with an ATI consultant at St. Louis University Medical Center, were published in November 1995 in the journal, Oncogene. ATI also has discovered a third promoter of cell death, Bbk. Each of these three promoters of apoptosis is the subject of a separate application by ATI for a United States patent.

     Importantly, ATI scientists also have identified BH3, a domain present in all three of these promoters of cell death, as well as in other proteins of the Bcl-2 family. The Company believes that BH3 is both necessary and sufficient for the triggering of cell death. ATI believes that the reason apoptosis is blocked in tumor cells is due to the binding of Bcl-2 or other related cell-death suppressor proteins to BH3. Identification of the BH3 domain therefore gives ATI molecular information with which it can design screens for drugs which counteract the influence of Bcl-2 and related suppressors of cell death, thereby restoring apoptosis in tumor cells. The identification of BH3 was published by ATI researchers in November 1995 in the European Molecular Biology Organization Journal.

     Regulation of survival signals. Cells also may suppress the cell-death program through survival signals provided by growth factors such as insulin-like growth factor 1 ("IGF-1"). Research by collaborators at the Imperial Cancer Research Fund ("ICRF"), a leading cancer research foundation in the United Kingdom, has shown that survival signals provided by IGF-1 help prevent cancer cells from undergoing apoptosis. ATI has established a research program with ICRF to elucidate the role of IGF-1 and other survival factors in the cell-death pathway and to identify drugs that mimic or disrupt the survival signal of IGF-1 in cells. See "--
Licenses -- Imperial Cancer Research Fund." The IGF-1 receptor ("IGF-1R") is overexpressed on cells of many tumor types, such as breast and small-cell lung carcinoma, and may be a critical requirement for the survival of tumor cells. ATI therefore believes that the suppression of survival signals may induce apoptosis in a great number of tumor types.

     In addition to ICRF, ATI also is collaborating in this area with researchers at Thomas Jefferson University, Philadelphia, Pennsylvania, who have shown that IGF-1R is required for cells to become cancerous and that blocking IGF-1R expression can trigger apoptosis. In a collaboration with Thomas Jefferson University, ATI has identified a domain on IGF-1R which is essential for the transmission of the survival signal, thereby providing a molecular target for drug design. Using this target, ATI and Thomas Jefferson University are collaborating to design screens with which to identify therapeutic agents that will induce apoptosis in tumor cells by blocking IGF-1R-mediated survival.

REGULATION OF APOPTOSIS AND VIRAL DISEASE

     Viral infection involves the binding of virus to host cells, viral entry into those cells and, ultimately, the commandeering of the host cells' reproductive machinery, which permits replication of the viral genome and the generation of new virus particles. It is now generally recognized that host cells use their ability to undergo apoptosis as an effective means of stopping virus propagation: in many viruses, genes have evolved whose action is to block apoptosis in the host cell and so permit viral replication. In vitro experiments with several viruses have demonstrated that suppression of their anti-apoptotic mechanisms may effectively limit viral infection.

     Certain viruses which infect human tissue carry genes whose products act as functional homologs of Bcl-2. These genes have evolved in order to prevent apoptosis in the host cell and so allow for viral replication. ATI, with collaborators at St. Louis University Medical Center, has discovered novel anti-death genes through study of these viruses. The Bcl-2-related protein, Bik, for example, interacts with the products of some of these viral genes, suggesting that one mechanism by which viruses survive is through crippling the activity of Bik. ATI is using this information to search for antiviral drugs which block the activity of cell-death suppressors, thereby restoring the natural function of Bik and preventing viral replication.

     ATI, in collaboration with St. Louis University Medical Center, is also focusing on the identification of the anti-apoptotic genes of human cytomegalovirus (CMV), a herpes virus which often infects immunocompromised individuals and which is life threatening in those afflicted with AIDS. CMV also is a common post-transplantation complication. ATI is developing screens based on anti-apoptotic CMV genes that will permit the identification of compounds effective against the propagation of CMV.

     ATI has entered into an agreement giving it an option to a royalty-bearing exclusive license to technology arising from its collaboration with St. Louis University Medical Center.

BUSINESS STRATEGY

     ImmunoGen's objective is to be a leader in the development of novel pharmaceuticals for the treatment of cancer and other human diseases. The Company has developed a four-point business strategy to meet this objective:

     - ImmunoGen will focus its current clinical resources on studies of its first product, Oncolysin B. No further development of other Oncolysin products will occur unless the Company enters into agreements with third parties to support their commercialization;

     - ImmunoGen will continue the preclinical development of its small-drug immunoconjugates. The Company will aggressively pursue corporate partners and equity financing to support further clinical development and commercialization of its small-drug immunoconjugates;

     - ATI will leverage its existing knowledge in the field of apoptosis through its collaborations with academic scientists. The Company will continue to seek pharmaceutical partners to use ATI's screens with their own libraries of existing drugs and to jointly develop small-molecule drugs based on the molecular targets for the regulation of apoptosis that ATI has identified; and

     - The Company will seek to enter into marketing agreements for the sales and distribution of its products outside the United States. In many cases, the marketing of products within the United States may also be optimized by entering into such agreements with other companies and in these cases the Company will attempt to do so. It is anticipated that these marketing agreements will very likely be linked to the development agreements described above.

LICENSES

     The Company and ATI each have entered into license agreements with third parties in order to acquire rights to materials and techniques which strengthen their technology base, usually in exchange for a royalty on sales of products which incorporate such materials and techniques. The principal licenses are:

  Licenses -- ImmunoGen, Inc.

     Dana-Farber. Under a Research and License Agreement with Dana-Farber, entered into in May 1981, the Company has provided funds for research projects conducted by Dana-Farber involving the development of monoclonal antibodies, toxins and drugs for conjugation and use as cancer therapeutics. Dana-Farber retains ownership of the technology developed through such research and has granted the Company a worldwide exclusive license to use such technology in the Company's products, including the right to sublicense to others. Oncolysin B, Oncolysin M, Oncolysin S, Oncolysin CD6 and several of the Company's other products under development use Dana-Farber technology which has been licensed to the Company under this agreement. In return for these rights, the Company agreed to pay Dana-Farber royalties on product sales by ImmunoGen and its sublicensees.

     As of June 1996, the Company has satisfied all past and present funding obligations under the Research and License Agreement. The Company has no further funding obligations to Dana-Farber except for payment of royalties on future sales of products which incorporate Dana-Farber technology.

     Oxford Molecular Ltd. In March 1995, the Company entered into an agreement with OML under which the two companies cross-licensed technology for the design of monoclonal antibodies. Under the agreement, the Company has the right to use OML's molecular modeling software in exchange for granting OML the right to use the Company's proprietary resurfacing technology in the development of monoclonal antibodies outside of the field of oncology and case-by-case rights within oncology areas not under development at the Company. OML also will pay the Company a percentage of the gross revenues it derives from the use of resurfacing.

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

  Licenses -- Apoptosis Technology, Inc.

     Dana-Farber. In January 1993, ATI and Dana-Farber entered into a licensing agreement in the field of apoptosis under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic applications and certain diagnostic applications arising from existing inventions and an option to license future inventions made in specified laboratories at Dana-Farber. In consideration for this license, Dana-Farber received a minority equity share in ATI, an initial license fee and a commitment by ATI to fund the research activities of those laboratories at Dana-Farber from which ATI is to derive rights under the agreement.

     In June 1996, ATI made its final payment under the license agreement. As of June 1996, the Company has satisfied all past and present obligations under the agreement. The Company has no further funding obligations to Dana-Farber except for payment of royalties on future sales of products which incorporate Dana-Farber technology.

     Imperial Cancer Research Fund and Imperial Cancer Research Technology
Ltd. In July 1994, ATI entered into a three-year research and development collaboration agreement in the field of apoptosis and cell proliferation with the Imperial Cancer Research Fund ("ICRF") and the Imperial Cancer Research Technology Ltd ("ICRT"), ICRF's technology transfer arm, under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic and diagnostic applications arising from existing inventions and an option to license future inventions within the scope of the collaboration made in specified laboratories at ICRF. In consideration for this license, ICRT received a minority equity interest in ATI in addition to a commitment by ATI to fund ongoing research in those ICRF laboratories from which ATI will derive rights under the agreement. ATI also will give ICRT royalty payments on the sale of any products which incorporate licensed ICRF technology. As of August 1996, no milestone or royalty payments have been made under this agreement.

PATENTS, TRADEMARKS AND TRADE SECRETS

     ImmunoGen seeks patent protection for its proprietary technology and products both in the United States and abroad. Nine patents have been issued to Dana-Farber in the United States covering technology exclusively licensed by ImmunoGen, along with several patents in Canada, Europe and Japan. Five of these patents claim a variety of acid-labile and photo-labile conjugation technologies as inventions; one claims a toxin immunoconjugate as an invention; one claims a monoclonal antibody specific to small-cell lung carcinoma cells as an invention; and two claim the use of blocked ricin in immunoconjugates. The Company has received two United States patents on the use of maytansinoids in conjugated form and one covering use of DC1 in immunoconjugates. In July 1996, the Company also received a Notice of Allowance of a second United States patent on the use of DC1 in immunoconjugates.

     Additional patent applications covering proprietary toxins, small-drug derivatives, immunoconjugates and use of certain of these products for indicated diseases have been submitted in the United States, Canada, various European countries and Japan and are pending or awaiting examination. Work leading to other patent applications is being performed by Company employees. In all such cases, the Company will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. No assurance can be given, however, that the patent applications will issue as patents or that any patents, if issued, will provide ImmunoGen with adequate protection against competitors with respect to the covered products, technology or processes.

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

     Competitors have developed products which currently are in clinical trials for the treatment of B-cell lymphoma, a disease for which the Company has designed Oncolysin B, its first product. The Company does not believe that any of these products are being developed for the treatment of patients with residual disease, to prevent or substantially delay relapse. Competitors have initiated clinical trials of modified monoclonal antibodies for the treatment of acute myelogenous leukemia, the disease for which Oncolysin M has been designed. Competitors also have begun clinical trials of monoclonal antibody-based products for the treatment of small-cell lung cancer which could compete with Oncolysin S, although none are known by the Company to be directed at the treatment of residual disease. The Company also is aware of competitors developing monoclonal-antibody based products to purge cancer cells ex vivo, which may compete with the ex vivo use of Oncolysin B or Oncolysin M.

     Technologies other than those involving monoclonal antibodies can be applied to the treatment of cancer. The application of recombinant DNA technology to develop potential products made of proteins that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, the interferons, tumor necrosis factor, colony stimulating factors and a number of other biological response modifiers. The Company believes that these products offer only limited competition for ImmunoGen's anti-cancer products.

     Continuing development of conventional chemotherapeutics by large pharmaceutical companies carries with it the potential for discovery of an agent active against resistant forms of non-Hodgkin's lymphoma, acute and chronic lymphocytic leukemia, acute myelogenous leukemia, small-cell lung cancer and colorectal cancer -- the markets upon which the Company has focused. The Company is not aware of the development of any experimental agents which are targeted specifically for these markets, although many companies do not publish or otherwise distribute information about their products under development.

     The technology of the Company's subsidiary, ATI, also is highly competitive. Over the past several years, many companies and research institutions, including academic laboratories, biotechnology companies and large pharmaceutical firms have dedicated resources to apoptosis research. ATI is expected to face competition from other biotechnological approaches as well as more traditional, drug-based approaches to cancer and viral diseases. ATI will experience competition from fully integrated pharmaceutical companies with expertise in research and development, manufacturing and product commercialization, and which have greater resources in these areas than ATI. The Company also is aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY ISSUES

     ImmunoGen's products are regulated in the United States by FDA in accordance with the Federal Food, Drug, and Cosmetic Act as well as the Public Health Service Act. Parenteral monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within FDA. Thus, human clinical trials of a new product are conducted after submission of an IND application acceptable to FDA and commercial marketing of that product may occur only after approval of a PLA and an Establishment License Application ("ELA"). For biologicals such as the Company's products, the PLA/ELA may be combined into a single Biologic Application requesting product marketing approval. Manufacturing must be performed in accordance with Good Manufacturing Practices ("GMPs").

     The regulatory issues that have potential impact on future marketing of ImmunoGen products are summarized in the following paragraphs:

     Clinical Trials Process. Before a pharmaceutical product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

     In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing often is performed in patients with advanced disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible for such studies to provide results traditionally obtained in Phase II trials and they often are referred to as Phase I/II studies.

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

     ImmunoGen will continue to pursue this designation with respect to all of its products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by FDA to be different from a particular Orphan Drug is not barred from sale in the United States during such seven-year exclusive marketing period.

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

     Further, in March 1996, the President and the FDA Commissioner announced four initiatives intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anti-cancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism would be required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

     ImmunoGen believes that the opportunity may exist under this initiative to obtain marketing approval for Oncolysin B prior to the completion of the Phase III trial now under way.

RESEARCH AND DEVELOPMENT SPENDING

     During each of the three years ended June 30, 1994, 1995 and 1996 the Company spent approximately $19.9 million, $16.8 million and $9.6 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

     As of June 30, 1996, the Company had 66 full-time employees, of whom 20 hold Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARDS

  ImmunoGen, Inc.

     At June 30, 1996 the members of the Company's Scientific Advisory Board were as follows:

     Baruj Benacerraf, M.D. Chairman of the Scientific Advisory Board; President, Dana-Farber, Inc. and Fabyan Professor of Comparative Pathology, Emeritus, Harvard University Medical School; 1980 Nobel Prize in Physiology or Medicine.

     Emil Frei, M.D. Physician-in-Chief, Emeritus, and Chief, Division of Cancer Pharmacology, Dana-Farber Cancer Institute and Richard and Susan Smith Professor of Medicine, Harvard University Medical School; 1983 Kettering Prize.

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

     Walter A. Blattler, Ph.D. Senior Vice President, Research and Development, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology (ETH) in Zurich in 1978. He was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Senior Vice President for Research.

     Gerard Evan, Ph.D. Royal Society Napier Research Professor, Department of Biochemistry, University College, London, and Principal Scientist and Head of Biochemistry of the Cell Nucleus Laboratory, Imperial Cancer Research Fund, London. Dr. Evan received his Ph.D. from the University of Cambridge and MRC Laboratory of Molecular Biology and is an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

     Elliott D. Kieff, M.D., Ph.D. Professor of Medicine and Professor of Microbiology and Molecular Genetics, Harvard University Medical School; Director of Infectious Diseases, Brigham & Women's Hospital; Chairman of Virology at Harvard University and an authority on herpes viruses.

     Stuart F. Schlossman, M.D. Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology of Dana-Farber Cancer Institute.

ITEM 2.  PROPERTIES

     ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, of which approximately 30,800 square feet has been subleased by the Company since September 1, 1995. This subleased space will increase to 37,700 square feet on or about October 1, 1996. The Company also leases 27,500 square feet of space in Norwood, Massachusetts, which is currently the Company's pilot manufacturing facility. The Company had also leased 47,000 square feet of space in Canton, Massachusetts until January 1, 1996 when it assigned the lease on that facility to another biotechnology company. The Canton facility had been idle since the Company implemented its restructuring plan in December 1994. The Company believes that the manufacturing portion of the Norwood facility, although not yet inspected by FDA, complies with all applicable FDA Good Manufacturing Practice Regulations.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders was held by the Company on June 6, 1996. At the meeting, the following matter was voted upon:

        The proposal to amend and restate the Company's Restated Articles of Organization to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 30,000,000 shares was approved by a vote of 12,583,631 shares FOR the amendment and 458,336 shares AGAINST, 12,512 shares ABSTAINING, and 2,475,876 shares were NOT VOTED.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ImmunoGen's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low sale prices for ImmunoGen Common Stock for each of the quarters indicated during the Company's last two fiscal years.

                                                                             HIGH     LOW
                                                                             ----     ---
    Fiscal Year 1996
      First Quarter........................................................  5 5/8    3 1/4
      Second Quarter.......................................................  3 7/16   1 5/16
      Third Quarter........................................................  3 13/16  2 1/16
      Fourth Quarter.......................................................  5 11/16  2 1/4
    Fiscal Year 1995
      First Quarter........................................................  5 1/8    2 5/8
      Second Quarter.......................................................  5        1 7/8
      Third Quarter........................................................  2 23/32  1 3/4
      Fourth Quarter.......................................................  4        1 3/4

     As of August 27, 1996, there were approximately 799 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 10,000 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 1996. The information set forth below should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K report.

                                                             YEAR ENDED JUNE 30,
                                        -------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                        ---------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................   $   2,770   $    1,658   $      926   $      512   $      568
Total expenses.......................      18,074       20,274       24,606       20,363       17,111
Net loss.............................     (15,344)     (18,634)     (23,690)     (19,857)     (16,544)
Loss per share of common stock.......       (1.58)       (1.76)       (2.09)       (1.58)       (1.15)
Total assets.........................      62,036       46,458       38,384       17,046        8,506
Capital lease obligations,
  less current portion...............         551        1,212        3,338        2,331           37
Stockholders' equity.................      59,080       40,540       29,960       10,123        2,715
Weighted average shares
  outstanding........................   9,702,988   10,617,109   11,332,194   12,571,134   14,379,064

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, ImmunoGen has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The major sources of the Company's working capital have been the proceeds of equity and convertible debt financings, license fees and income earned on investment of those funds. The Company expects no revenues to be derived from product sales for the foreseeable future.

     In the past two fiscal years the Company has successfully reduced its operating costs and obtained additional funds for working capital purposes. The following is a summary of management actions taken during this period to reduce operating costs. In December 1994, the Company implemented a restructuring plan, which included halting operations at two of its facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead product. In addition, effective September 1, 1995, the Company subleased approximately 82% of one of its Cambridge, Massachusetts facilities and leased certain related equipment for a term which initially was to expire in February 1998. In July 1996, the Company signed an amendment to this sublease agreement, increasing the subleased space from 82% to 100% of the facility and extending the term of the sublease to February 1999 with options to further extend the sublease term to February 2000. This amendment is expected to become effective on or about October 1, 1996. Total net receipts under the amended sublease agreement, which are credited to reduce operating expenses, are expected to total approximately $2.3 million through February 1999, of which approximately $498,000 was received by the Company in fiscal 1996.

     In a further cost reduction effort, the Company assigned its facility and equipment leases related to one of its production facilities, located in Canton, Massachusetts, to another biotechnology company, effective January 1, 1996. The Company estimates its savings in monthly operating expenses from this transaction to be approximately $140,000.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at June 30, 1996 were approximately $2.8 million, and the Company continues actively to seek additional capital. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the fiscal year, it could be forced to curtail or discontinue its operations.

RESULTS OF OPERATIONS

     Revenues in fiscal 1994 and 1995 were derived principally from interest income on the proceeds of the Company's equity offerings, with smaller amounts of development revenues received under the Small Business Innovation Research Program of the National Institutes of Health ("SBIR Program"). In 1996, revenues were derived principally under the SBIR Program, with smaller amounts received as interest income and as licensing fees pursuant to two licensing agreements. In addition, in all three years revenues included a gain on sale of assets which resulted from a sale/leaseback agreement for equipment at the Canton facility executed in fiscal 1994 which had been deferred and recorded as other income through December 1995.

     Interest income decreased 45% from approximately $840,000 in fiscal 1994 to approximately $460,000 in fiscal 1995 and then decreased 73% to approximately $124,000 in fiscal 1996. These decreases are attributable to the lower cash balances available for investment between these periods. In fiscal 1996, the decrease in interest earned on cash available for investment was partially offset by interest earned on amounts due from the assignee of its Canton production facility.

     The Company's total expenses decreased 17% from approximately $24.6 million in fiscal 1994 to approximately $20.4 million in fiscal 1995 and then decreased 16% to approximately $17.1 million in fiscal 1996. Exclusive of the one-time charge to dispose of the Canton assets (approximately $2.0 million) and the financing costs associated with the issuances of debt securities which were charged to interest expense (approximately $3.5 million), the decrease between fiscal 1995 and 1996 operating expenses would have been substantially greater.

     Research and development costs constituted the primary component of the Company's total expenses (81%, 83% and 56% in fiscal 1994, 1995 and 1996, respectively), decreasing from approximately $19.9 million in fiscal 1994 to approximately $16.9 million in fiscal 1995, and then decreasing to approximately $9.6 million in fiscal 1996. The 16% decrease between fiscal 1994 and fiscal 1995 is the result of the Company's restructuring plan implemented in December 1994, offset in part by increased costs associated with the Company's 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), and increased non-cash depreciation and amortization charges associated with the capital expenditures made in prior periods. A planned substantial reduction in raw materials purchases in fiscal 1995 also contributed to the decrease in expenses. The 43% decrease between fiscal 1995 and 1996 is a consequence of the Company's continuing cost reduction efforts begun in calendar year 1994.

     General and administrative expenses decreased 33% from approximately $4.5 million in fiscal 1994 to approximately $3.0 million in fiscal 1995, and then decreased 42% to approximately $1.8 million in fiscal 1996. The decrease from fiscal 1994 to fiscal 1995 represented savings associated with the restructuring plan and reductions in management and administrative staff in the second and third quarters of calendar 1994, offset in part by the restructuring charges incurred. The decrease from fiscal 1995 to fiscal 1996 is a result of the Company's continuing cost reduction efforts begun in calendar year 1994.

     Interest expense increased 193% from approximately $174,000 in fiscal 1994 to approximately $510,000 in fiscal 1995, and then increased 629% to approximately $3.7 million in fiscal 1996. The increase between fiscal 1994 and 1995 was due to the utilization of capital lease arrangements to finance certain equipment and leasehold improvements at its Canton production facility. The increase between fiscal 1995 and fiscal 1996 was due primarily to the substantial costs incurred in conjunction with the issuances of convertible debentures, including a non-cash charge to interest of approximately $2.7 million related to warrants issued in connection with the Company's fiscal 1996 issuance of convertible debentures, as well as $511,000 of cash fees paid to third parties in connection with its debenture financings.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1993, the Company has financed its operating deficit of approximately $60.1 million from various sources, including proceeds from its fiscal 1994 public offering, issuances in fiscal 1996 of convertible debentures, amounts received pursuant to its fiscal 1996 assignment of leases and from the exercise of stock options.

     In February 1994, the Company sold in a public offering 2,012,500 shares of its Common Stock. Net proceeds to the Company amounted to $13.2 million. In March 1994, the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at the Canton facility. At June 30, 1994, all monies under this agreement had been received. The transaction included warrants to purchase 26,738 shares of common stock which expire in April 1999.

     Effective January 1, 1996, the Company assigned its facility and equipment leases on one of its production facilities, located in Canton, Massachusetts, to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates to July 1999, of which approximately $786,000 had been received through June 30, 1996.

     In August 1995, the Company issued $3.6 million of 7% subordinated convertible debentures in a private placement to a small number of overseas investors. As of March 31, 1996, all of these debentures plus accrued interest thereon had been converted into 2,753,269 shares of the Company's Common Stock.

     In March 1996, the Company issued $5.0 million of 9% convertible debentures to a single investor in a private placement. This amount was received by the Company in two installments -- $2.5 million was received in March 1996 and the remaining $2.5 million was received in June 1996. As of June 30, 1996, the first installment, together with accrued interest thereon, was converted into 1,018,000 shares of the Company's $.01 par value per share Common Stock. In connection with that conversion, warrants to purchase 509,000 and 500,000 shares of the Company's Common Stock were issued to the debenture holder. These warrants have exercise prices of $4.00 and $6.00, respectively, and expire in 2001. Also in connection with the issuance of the 9% convertible debentures, the Company issued warrants to purchase a total of 250,000 shares of the Company's Common Stock to a third party as a finder's fee. These warrants have an exercise price of $3.105 and expire in 2003.

     On June 28, 1996, ImmunoGen and its subsidiary, ATI, satisfied obligations to Dana-Farber Cancer Institute ("Dana-Farber") totaling approximately $1.3 million by issuing to Dana-Farber a convertible debenture (see Note E to the Consolidated Financial Statements). Pursuant to the settlement agreement, the Company issued to Dana-Farber an 11.5% $1,312,943 debenture convertible into shares of ImmunoGen Common Stock at a conversion price based on the market price for the Company's Common Stock at the time of conversion. Shortly thereafter, the Company filed a registration statement under the Securities Act of 1933 to register the resale by Dana-Farber of the Common Stock issuable upon conversion of the debenture, and in July 1996 the debenture and accrued interest thereon were converted into 351,662 shares of the Company's Common Stock.

     Although in the period since July 1, 1993 approximately $8.1 million was expended on property and equipment, no significant amounts were expended on property and equipment in fiscal 1996 or are expected to be expended on property and equipment in fiscal 1997.

     ImmunoGen was committed under its agreements with ATI to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such equity. As of June 30, 1996, amounts owed by ATI to ImmunoGen approximated $10.0 million. The Company intends to convert a majority of this amount into equity of ATI, thereby satisfying the agreement to provide an additional $3.0 million in equity. The Company anticipates that approximately $452,000 of additional funding will be required by ATI during fiscal year 1997 to satisfy certain existing contractual obligations.

     The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through October 1996. Because of its continuing losses from operations, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the fiscal year, it could be forced to curtail or discontinue its operations.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of ricin and antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................    21
Consolidated Financial Statements:
  Consolidated Balance Sheets at June 30, 1995 and 1996...............................    22
  Consolidated Statements of Operations for the Years
     Ended June 30, 1994, 1995 and 1996...............................................    23
  Consolidated Statements of Stockholders' Equity
     for the Years Ended June 30 1994, 1995 and 1996..................................    24
  Consolidated Statements of Cash Flows for the Years
     Ended June 30 1994, 1995 and 1996................................................    25
  Notes to Consolidated Financial Statements..........................................    26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ImmunoGen, Inc.:

     We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. as of June 30, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has suffered recurring losses from operations, at June 30, 1996 the Company has cash resources of $2.8 million, which management anticipates is sufficient to maintain current and planned operations only through October 1996 and, therefore, requires significant additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts

August 28, 1996

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1996

                                                                           JUNE 30,
                                                                -------------------------------
                                                                    1995              1996
                                                                -------------     -------------
ASSETS
Cash and cash equivalents.....................................  $   3,047,236     $   2,796,636
Prepaids and other current assets.............................        293,852           163,280
                                                                -------------     -------------
     Total current assets.....................................      3,341,088         2,959,916
                                                                -------------     -------------
Property and equipment, net of accumulated depreciation.......     13,621,383         4,163,416
Note receivable...............................................       --               1,338,929
Other assets..................................................         83,700            43,700
                                                                -------------     -------------
          Total assets........................................  $  17,046,171     $   8,505,961
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..............................................      2,229,003           733,446
Accrued compensation..........................................        397,153           233,515
Other accrued liabilities.....................................        898,073           832,573
Current portion of capital lease obligations..................        942,749           141,533
                                                                -------------     -------------
     Total current liabilities................................      4,466,978         1,941,067
                                                                -------------     -------------
Capital lease obligations.....................................      2,330,680            37,068
Convertible debentures........................................       --               3,812,943
Other non-current liabilities.................................        125,354          --
Commitments (Notes H and I)
Redeemable convertible preferred stock, $.01 par value;
  authorized 277,080 shares; none issued......................       --                --
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000 and
  30,000,000 as of June 30, 1995 and 1996, respectively;
  issued and outstanding 12,578,606 and 16,599,855 shares as
  of June 30, 1995 and 1996, respectively.....................        125,786           165,999
  Additional paid-in capital..................................    118,988,736       128,084,708
                                                                -------------     -------------
                                                                  119,114,522       128,250,707
  Accumulated deficit.........................................   (108,991,363)     (125,535,824)
                                                                -------------     -------------
     Total stockholders' equity...............................     10,123,159         2,714,883
                                                                -------------     -------------
          Total liabilities and stockholders' equity..........  $  17,046,171     $   8,505,961
                                                                 ============      ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                      JUNE 30,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
Revenues:
  Development fees...............................  $     74,700                      $    398,289
  Interest.......................................       839,005     $    459,293          124,208
  Licensing......................................       --               --                18,070
  Other..........................................        12,504           52,571           27,856
                                                   ------------     ------------     ------------
          Total revenues.........................       926,209          511,864          568,423
                                                   ------------     ------------     ------------
Expenses:
  Research and development.......................    19,929,474       16,819,082        9,622,132
  General and administrative.....................     4,502,259        3,034,087        1,769,414
  Interest.......................................       173,867          509,700        3,718,218
  Loss on disposal of assets.....................       --               --             2,001,480
                                                   ------------     ------------     ------------
          Total expenses.........................    24,605,600       20,362,869       17,111,244
                                                   ------------     ------------     ------------
Loss before income taxes.........................   (23,679,391)     (19,851,005)     (16,542,821)
Income tax expense...............................        11,075            6,063            1,640
                                                   ------------     ------------     ------------
Net loss.........................................  $(23,690,466)    $(19,857,068)    $(16,544,461)
                                                    ===========      ===========      ===========
Loss per common share............................  $      (2.09)    $      (1.58)    $      (1.15)
                                                    ===========      ===========      ===========
Shares used in computing loss per share
  amounts........................................    11,332,194       12,571,134       14,379,064
                                                    ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                 COMMON STOCK
                                   ----------------------------------------
                                                                ADDITIONAL                           TOTAL
                                                                 PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                     SHARES        AMOUNT        CAPITAL           DEFICIT           EQUITY
                                   -----------    --------     ------------     -------------     ------------
Balance at June 30, 1993.........   10,498,793    $104,988     $105,878,986     $ (65,443,829)    $ 40,540,145
                                    ----------    --------     ------------     -------------     ------------
  Issuance of common stock.......    2,055,938      20,559       13,012,864          --             13,033,423
  Issuance of common stock
    warrants.....................      --            --              76,738          --                 76,738
  Net loss.......................      --            --             --            (23,690,466)     (23,690,466)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1994.........   12,554,731     125,547      118,968,588       (89,134,295)      29,959,840
                                    ----------    --------     ------------     -------------     ------------
  Stock options excercised.......       23,875         239           20,148          --                 20,387
  Net loss.......................      --            --             --            (19,857,068)     (19,857,068)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1995.........   12,578,606     125,786      118,988,736      (108,991,363)    $ 10,123,159
                                    ----------    --------     ------------     -------------     ------------
  Stock options excercised.......      168,500       1,685          120,900          --                122,585
  Conversion of convertible
    debentures...................    3,852,749      38,528        6,281,587          --              6,320,115
  Issuance of common stock
    warrants.....................      --            --           2,693,485          --              2,693,485
  Net loss.......................      --            --             --            (16,544,461)     (16,544,461)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1996.........   16,599,855    $165,999     $128,084,708     $(125,535,824)    $  2,714,883
                                    ==========    ========     ============     =============     ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                                  JUNE 30,
                                                                 ------------------------------------------
                                                                     1994           1995           1996
                                                                 ------------   ------------   ------------
Cash flows from operating activities:
  Net loss.....................................................  $(23,690,466)  $(19,857,068)  $(16,544,461)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization..............................     2,031,477      3,350,685      2,516,231
    Loss on disposal of facility...............................         4,888        (15,630)     2,001,480
    Amortization of discount on convertible
      debentures charged to interest expense...................       --             --           3,019,676
    Amortization of debt issuance costs........................       --             --             511,000
    Other......................................................       --             --              25,674
    Change in operating assets and liabilities:
      Other current assets.....................................        18,988        335,957        267,168
      Note receivable..........................................       --             --             (48,395)
      Other assets.............................................       392,015        --             --
      Accounts payable.........................................      (566,100)        19,852       (288,690)
      Accrued compensation.....................................       531,073       (619,941)      (163,638)
      Accrued construction costs...............................      (616,816)       --             --
      Other accrued liabilities................................       176,728         48,275         98,777
      Other non-current liabilities............................       250,709        --             (27,856)
                                                                 ------------   ------------   ------------
    Net cash used for operating activities.....................   (21,467,504)   (16,737,870)    (8,633,034)
                                                                 ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment...........................    (7,628,278)      (477,288)       (23,608)
  Proceeds from sale/maturity of marketable securities.........    40,967,462     30,505,763        --
  Purchase of marketable securities............................   (35,685,475)   (10,925,635)       --
                                                                 ------------   ------------   ------------
    Net cash (used for) provided by investing activities.......    (2,346,291)    19,102,840        (23,608)
                                                                 ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from convertible debentures.........................       --             --           8,600,000
  Debt issuance costs..........................................       --             --            (511,000)
  Stock issuances, net.........................................    13,033,423         20,387        122,585
  Proceeds from sale/leaseback transactions....................     4,015,330        --             --
  Principal payments on capital lease obligations..............    (1,197,999)      (910,510)      (455,543)
  Proceeds from assignment of lease............................       --             --             650,000
                                                                 ------------   ------------   ------------
    Net cash provided by (used for) financing activities.......    15,850,754       (890,123)     8,406,042
                                                                 ------------   ------------   ------------
Net change in cash and cash equivalents........................    (7,963,041)     1,474,847       (250,600)
                                                                 ------------   ------------   ------------
Cash and cash equivalents, beginning balance...................     9,535,430      1,572,389      3,047,236
                                                                 ------------   ------------   ------------
Cash and cash equivalents, ending balance......................  $  1,572,389   $  3,047,236   $  2,796,636
                                                                 ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................................  $    156,669   $    513,635   $    684,325
                                                                 ============   ============   ============
  Cash paid (refunded) for income taxes........................  $     12,310   $     (4,390)  $      5,000
                                                                 ============   ============   ============
Supplemental disclosure of noncash financing activities:
  Conversion of convertible debentures.........................  $    --        $    --        $  6,212,164
                                                                 ============   ============   ============
  Conversion of accounts payable to 11.5% convertible
    debenture..................................................  $    --        $    --        $  1,312,943
                                                                 ============   ============   ============
  Assignment of capital lease obligations......................  $    --        $    --        $  2,639,285
                                                                 ============   ============   ============
  Note receivable issued in relation to assignment of lease....  $    --        $    --        $  1,338,929
                                                                 ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS AND PLAN OF OPERATION:

     ImmunoGen, Inc. ("the Company") was incorporated in Massachusetts on March 27, 1981. The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products, and expects no revenues to be derived from product sales for the foreseeable future.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at June 30, 1996 were approximately $2.8 million, and the Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements.

     In the past two fiscal years the Company has successfully reduced its operating costs and obtained additional funds for working capital purposes. The following is a summary of management actions during this period. In December 1994 the Company implemented a restructuring plan, which included halting operations at two of its facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead product. In addition, effective September 1, 1995, the Company subleased approximately 82% of one of its Cambridge, Massachusetts facilities and leased certain related equipment for a term which initially was to expire in February 1998. In July 1996, the Company signed an amendment to this sublease agreement, increasing the subleased space from 82% to 100% of the facility and extending the term of the sublease to February 1999 with options to further extend the sublease term to February 2000. This amendment is expected to become effective on or about October 1, 1996. Total net receipts under the amended sublease agreement, which are credited to operating expenses, are expected to total approximately $2.3 million through February 1999, of which approximately $498,000 was received by the Company in fiscal 1996.

     In addition, effective January 1, 1996 the Company assigned its leases on its Canton, Massachusetts ("Canton") facility and equipment to another biotechnology company (see Note D).

     In August 1995 the Company issued $3.6 million of 7% subordinated convertible debentures in a private placement to a small number of overseas investors. As of March 31, 1996, all of these debentures plus accrued interest thereon had been converted to 2,753,269 shares of the Company's Common Stock. In addition, 81,480 shares of the Company's Common Stock were issued to a third party as a finder's fee in connection with the issuance of the debentures.

     In March 1996 the Company sold $5.0 million of 9% convertible debentures in a private placement. This amount was received by the Company in two installments of $2.5 million in March 1996 and $2.5 million in June 1996. As of June 30, 1996, the first installment, together with accrued interest thereon, was converted into 1,018,000 shares of the Company's Common Stock. In conjunction with that conversion, warrants to purchase 509,000 shares and 500,000 shares of the Company's Common Stock were issued to the debenture holder. These warrants have exercise prices of $4.00 and $6.00, respectively, and expire in 2001. Also in connection with the issuance of the 9% convertible debentures, the Company issued warrants to purchase a total of 250,000 shares of the Company's Common Stock to a third party as a finder's fee. These warrants have an exercise price of $3.105 and expire in 2003.

     On June 28, 1996, ImmunoGen and its subsidiary, Apoptosis Technology, Inc. ("ATI"), satisfied obligations to Dana-Farber Cancer Institute ("Dana-Farber") totaling approximately $1.3 million by issuing to Dana-Farber a convertible debenture (see Note E). Pursuant to the settlement agreement, on June 28, 1996 the Company issued to Dana-Farber an 11.5% $1,312,943 debenture convertible into shares of ImmunoGen Common Stock at a conversion price based on the market price for the Common Stock at the time of conversion. Shortly thereafter, the Company filed a registration statement under the Securities Act of 1933 to register the resale by Dana-Farber of the Common Stock issuable upon conversion of the debenture, and in July 1996 the debenture and accrued interest thereon, aggregating $1,318,734, were converted into 351,662 shares of the Company's Common Stock.

                                IMMUNOGEN, INC.

     The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through October 1996. Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although, as noted above, management continues to pursue additional funding arrangements and/or strategic partners, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and its 72%-owned subsidiary, ATI (established in January 1993) (see Note E). All intercompany transactions and balances have been eliminated.

     Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Cash, Cash Equivalents and Marketable Securities

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

     Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $3,047,236 and $2,796,636 of money market funds, demand notes and repurchase agreements at June 30, 1995 and 1996, respectively.

  Financial Instruments and Concentration of Credit Risk

     The Company has outstanding convertible debentures with maturities of one to four years; however, management believes the carrying amount of these convertible debentures is a reasonable estimate of the fair value because of the historically short holding period prior to conversion of the Company's convertible debentures.

     The Company has a note receivable from a biotechnology company with payments due at various dates to July 1999. Management believes the carrying amount of this note receivable (on a discounted basis) is a reasonable estimate of the fair value based on the current rates offered to the Company for debt with similar maturities.

                                IMMUNOGEN, INC.

     The Company minimizes the risk associated with concentration of credit by utilizing the services of more than one custodian for its cash and assuring that financial instruments purchased by its cash managers include only high-grade, low-risk investments. At June 30, 1995 and 1996, those investments included various U.S. Government securities, money market investments with major financial institutions and cash on deposit with major banks.

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

        Machinery and equipment..............................  3-5 years
        Computer hardware and software.......................  5 years
        Furniture and fixtures...............................  5 years
        Leasehold improvements...............................  Shorter of lease term or estimated useful life

     Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Gains recorded under sale/leaseback arrangements are deferred and amortized to operations over the life of the lease.

  Income Taxes

     The Company uses the liability method whereby the deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

  Impairment of Long-Lived Assets

     In fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" which requires the evaluation of recoverability in the event that facts and circumstances indicate that the cost of a long-lived asset may be impaired. Adoption of the Standard had no effect on the 1996 financial statements.

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 1996, the Company has determined that no impairment of long-lived assets exists.

  Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the

                                IMMUNOGEN, INC.

awards are granted. However, it will permit continued accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), accompanied by a disclosure in the footnotes to the financial statements of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for fiscal year 1997. The Company has determined to continue accounting for stock-based compensation under APB Opinion 25, and thus will adopt the disclosure-only alternative permitted under SFAS 123. The Company has not determined the impact of the pro forma adjustments on its net loss or loss per share.

C. LOSS PER COMMON SHARE:

     Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common share equivalents have not been included because their effect would be anti-dilutive. Fully diluted earnings per share are the same as primary earnings per share.

     If the conversions of convertible debentures into common shares of the Company which occurred during 1996 (see Note A) had occurred at the beginning of the fiscal year, then the weighted average number of shares outstanding used to calculate the loss per share would have been 16,485,630 and the loss per share would have been $1.00.

     If the above conversions described above plus the conversion in July 1996 (see Note A) had occurred at the beginning of the fiscal year, the weighted average number of shares outstanding used to calculate the loss per share would have been 16,837,292 and the loss per share would have been $0.98.

D. NOTE RECEIVABLE:

     Effective January 1, 1996, the Company assigned its leases on its Canton facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and, in addition, will make cash payments to the Company totaling approximately $2.4 million at various dates to July 1999, of which approximately $786,000 has been received through June 30, 1996. Amounts due the Company from the assignee under these agreements were discounted to their present value using a risk adjusted discount rate of 9%. The Company is accreting interest income over the life of the note and, accordingly, the note receivable balance in the Company's consolidated balance sheets as of June 30, 1996 reflects the original discounted present value of $1,291,000 plus accreted interest of approximately $48,000.

E. AGREEMENTS:

  ImmunoGen/Dana-Farber Agreement

     The Company has a long-standing research and license agreement with Dana-Farber, a Massachusetts not-for-profit corporation. As part of the research and license agreement, the Company has agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. In fiscal years 1994, 1995 and 1996 the Company incurred research and development expenses of approximately $567,000, $225,000 and $40,000, respectively, in connection with that agreement. To the extent that any invention develops at Dana-Farber which derived its principal support and funding from the Company, the Company has the exclusive right to use such invention. Also as part of the arrangement, the Company is required to pay to Dana-Farber, when product sales commence, certain royalties based on a formula stipulated in the agreement. The Company owed Dana-Farber approximately $1.2 million and $0.9 million at June 30, 1995 and June 28, 1996, respectively, for work performed under the agreement. Of the balance due under this agreement as of June 28, 1996, the Company accrued interest of approximately $106,000 (which includes interest retroactive to 1993 on ImmunoGen's obligation to Dana-Farber plus interest on ATI's $335,100

                                IMMUNOGEN, INC.

obligation to DFCI), and issued a $1.3 million 11.5% convertible debenture as described in Note A to these financial statements in payment thereof.

  ATI/Dana-Farber Agreements

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

     ImmunoGen was committed to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995, these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such additional equity. As of June 30, 1996, amounts owed by ATI to ImmunoGen approximated $10.0 million. The Company intends to convert a majority of this amount into equity of ATI, thereby satisfying the agreement to provide an additional $3.0 million in equity.

     Under agreements between ATI and Dana-Farber, ATI was the licensee of Dana-Farber's apoptosis technology and ImmunoGen possessed the exclusive right to license products developed by ATI, including those based on Dana-Farber's apoptosis technology. These agreements were terminated as of January 1, 1996. A portion of the Company's research and development expenses was incurred in connection with an agreement between ATI and Dana-Farber, under which ATI had agreed to fund certain research projects conducted at Dana-Farber. In fiscal 1994, 1995 and 1996, these expenses amounted to $530,000, $670,000 and $327,000, respectively. The balance due Dana-Farber under this agreement of approximately $350,000 was included in the June 28, 1996 debenture issued by the Company to Dana-Farber as described in Note A. Under the terms of the termination agreement, the Company satisfied all past and present obligations under the license agreement and ATI retains any rights to technology developed prior to January 1, 1996.

  Other

     Development revenues of approximately $75,000 and $398,000 in fiscal 1994 and 1996, respectively, represent income earned under the Small Business Innovation Research Program of the National Institutes of Health and, in fiscal 1996, amounts received pursuant to licensing agreements of the Company and its subsidiary, ATI.

                                IMMUNOGEN, INC.

F. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at June 30, 1995 and 1996:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1995          1996
                                                                  -----------   -----------
    Machinery and equipment.....................................  $ 6,760,500   $ 5,235,339
    Computer hardware and software..............................    1,063,883     1,054,586
    Furniture and fixtures......................................      136,722       133,964
    Leasehold improvements......................................   15,889,963     8,131,394
                                                                  -----------   -----------
                                                                   23,851,068    14,555,283
    Less accumulated depreciation and amortization..............   10,229,685    10,391,867
                                                                  -----------   -----------
                                                                  $13,621,383   $ 4,163,416
                                                                  ===========   ===========

     Depreciation and amortization expense was $2,043,537, $3,284,583 and $2,507,704 for the years ended June 30, 1994, 1995 and 1996, respectively.

     Maintenance and repair expense was approximately $229,000, $173,000 and $120,000 for fiscal years 1994, 1995 and 1996, respectively.

     In connection with the Company's assignment of its equipment leases at its Canton facility, as described in Note D, the Company wrote off approximately $9.3 million of assets, with a corresponding reduction in accumulated depreciation of approximately $2.3 million. This disposition of the Company's Canton assets includes recognition of a net loss on its equipment lease at the Canton facility of approximately $2.0 million for the year ended June 30, 1996.

     The Company's policy is to depreciate property and equipment over its remaining useful life, generally three to five years, and to evaluate the remaining life and recoverability of such property and equipment in light of current conditions as discussed in Note A. Since there is substantial doubt about the Company's ability to continue as a going concern, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its property and equipment from future operations will change in the near term; however, management believes the fair value of its property and equipment exceeds its net book value at June 30, 1996.

G. INCOME TAXES:

     No income tax provision or benefit has been provided for U.S. federal income tax purposes as the Company has incurred losses since inception. As of June 30, 1996 net deferred tax assets totaled approximately $43.0 million, consisting of federal net operating loss carryforwards of approximately $110.0 million and approximately $4.0 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between 1997 and 2011 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $40.0 million and $43.0 million at June 30, 1995 and 1996, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%.

                                IMMUNOGEN, INC.

H. CAPITAL STOCK:

  Common Stock

     In August 1995, the Company issued $3.6 million of 7% subordinated convertible debentures to a small number of overseas investors. Net proceeds to the Company amounted to approximately $3.3 million. As of June 30, 1996, all of these debentures plus accrued interest thereon had been converted into shares of the Company's Common Stock. In total, 2,753,269 shares were issued to the holders of the $3.6 million 7% subordinated convertible debentures for both principal and interest. In addition, 81,480 shares of the Company's Common Stock were issued to a third party as a finder's fee in connection with the issuance of the debentures. The value of the shares, approximately $108,000, was charged to interest expense.

     In March 1996, the Company sold a $5.0 million 9% convertible debenture in a private placement. Net proceeds to the Company amounted to approximately $4.75 million. As of June 30, 1996, a $2.5 million principal amount debenture plus accrued interest thereon had been converted into 1,018,000 shares of the Company's Common Stock based upon a predetermined formula discounted from the market price of the Company's Common Stock. The remaining $2.5 million principal amount debenture still outstanding at June 30, 1996, due in 2000, and any accrued interest thereon can be converted into shares of the Company's Common Stock at any time according to a predetermined formula providing for a discount from the market price of the Common Stock.

     In June 1996 the Company satisfied its own and ATI's obligations to Dana-Farber, totaling approximately $1.3 million, by issuing an 11.5% convertible debenture in that amount. On July 12, 1996, the 11.5% debenture and accrued interest thereon, aggregating $1,318,734, was converted into 351,662 shares of the Company's Common Stock.

  Stock Options

     Under the Company's Restated Stock Option Plan (the "Plan") originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase up to 2,400,000 shares of Common Stock of the Company. Prior to June 7, 1994, 1,700,000 shares of Common Stock were reserved for the grant of options under the Plan. On June 7, 1994, the Board of Directors authorized, and the shareholders subsequently approved, an amendment to the Plan to increase the number of shares reserved for the grant of options to 2,400,000 shares of Common Stock.

                                IMMUNOGEN, INC.

     Information related to stock option activity under the Plan during fiscal years 1994, 1995 and 1996 is as follows:

                                                                                  OPTION
                                                                   SHARES          PRICE
                                                                  ---------     -----------
    Outstanding at June 30, 1993................................  1,248,620     $0.67-14.75
                                                                  ---------     -----------
    Granted.....................................................    582,200      4.50-10.50
    Exercised...................................................     41,438      0.90- 2.00
    Canceled....................................................    205,869      2.00-14.75
                                                                  ---------     -----------
    Outstanding at June 30, 1994................................  1,583,513      0.67-14.75
                                                                  ---------     -----------
    Granted.....................................................    338,300      1.94- 4.38
    Exercised...................................................     10,875      0.90- 2.00
    Canceled....................................................    623,572      0.90-14.75
                                                                  ---------     -----------
    Outstanding at June 30, 1995................................  1,287,366      0.67-14.75
                                                                  ---------     -----------
    Granted.....................................................    613,900      1.44- 5.00
    Exercised...................................................    108,500      0.67- 3.38
    Canceled....................................................    118,904      2.00-14.75
                                                                  ---------     -----------
    Outstanding at June 30, 1996................................  1,673,862     $0.90-14.75
                                                                  =========     ===========

     In addition to options granted under the Plan, the Board previously has approved the granting of other, non-qualified options. In July 1987 and February 1988, the Company granted non-qualified options for the purchase of 115,500 and 15,000 shares of Common Stock at exercise prices of $0.67 and $0.90 per share, respectively. During 1994, 1995 and 1996, options for 2,000, 13,000 and 60,000 shares were exercised at a price of $0.67 per share. As of June 30, 1996, options for 19,687 of these shares had been cancelled, 92,813 had been exercised and 18,000 were outstanding and exercisable.

     The Company has granted options at the fair market value of the Common Stock at the date of such grant. There were a total of 1,095,810 stock options exercisable under the Company's stock option plans as of June 30, 1996.

     Options vest at various rates over periods up to four years and may be exercised within ten years from the date of grant.

  Common Stock Reserved

     Shares of authorized Common Stock have been reserved for the exercise of all options and warrants outstanding.

  Warrants

     In connection with a capital lease financing in March 1994, the Company issued warrants to purchase 26,738 shares of Common Stock at an exercise price of $7.48 per share expiring in April 1999. The value of these warrants, approximating $77,000, was recognized as interest expense over the life of the lease.

     In connection with the 9% $5.0 million principal amount debenture financing in March 1996, the Company issued warrants to purchase 509,000 and 500,000 shares of Common stock at exercise prices of $4.00 and $6.00 per share, respectively, expiring in 2001. The value of these warrants, approximating $2.2 million, was recognized as interest expense at the time of issuance.

     Of the original $5.0 million principal amount debentures, $2.5 million had been converted into shares of the Company's Common Stock as of June 30, 1996. If the remaining $2.5 million principal amount and

                                IMMUNOGEN, INC.

accrued interest are converted into shares of the Company's Common Stock, the holder will receive warrants to purchase additional shares of the Company's Common Stock equal to one-half the number issued upon conversion of the debenture. These warrants will carry an exercise price of $4.00 per share and be exercisable for a period of five years from date of issuance. Because issuance of these warrants is based upon future events, no value has been ascribed to this potential issuance of warrants at June 30, 1996. Also in connection with the issuance of the 9% debentures, the Company issued warrants to purchase a total of 250,000 shares of the Company's Common Stock to a third party as a finder's fee. These warrants have an exercise price of $3.105, expire in 2003, and their value, totaling approximately $461,000, was charged to interest expense at the time of issuance of the warrants.

I. COMMITMENTS:

  Operating Leases

     At June 30, 1996, the Company is leasing facilities in Norwood and Cambridge, Massachusetts. The lease term on the Norwood facilities expires in June 1997 (with a three-year extension option). The Cambridge facilities are rented under two separate lease arrangements, expiring in 1997 and 2003. The latter of these facilities is subject to the sublease agreement discussed in Note A, with a current sublease term expiring in February 1999. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Rent expense for leased facilities and equipment was approximately $1,186,000, $913,000 and $382,000 (net of sublease income of $500,000) during fiscal years 1994, 1995 and 1996, respectively.

     The minimum rental commitments, including real estate taxes, for the next five years under the lease agreements are as follows:

                     FISCAL YEAR                  COMMITMENTS     SUBLEASE INCOME        NET
                     -----------                  -----------     ---------------        ---
        1997..................................     $ 921,230         $ 751,447        $ 169,783
        1998..................................       566,469           792,306         (225,837)
        1999..................................       524,804           561,298          (36,494)
        2000..................................       447,382                --          447,382
        2001..................................       447,382                --          447,382

     In January 1996, the Company assigned the lease on its Canton facility to a third party (see Note D).

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

     In March 1994, the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton facility. As of June 30, 1994, all funds available under this agreement had been received. In January 1996, all obligations under this lease agreement were assigned to another biotechnology company, along with the Canton facility (see Note D).

                                IMMUNOGEN, INC.

     Assets recorded under capital leases as of June 30, 1995 and 1996 are included in property and equipment as follows:

                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1995          1996
                                                                   ----------     ---------
    Machinery and equipment......................................  $1,590,510     $ 989,975
    Leasehold improvements.......................................   3,413,490            --
    Less accumulated depreciation................................   1,727,403       866,230
                                                                   ----------      --------
    Net book value...............................................  $3,276,597     $ 123,745
                                                                   ==========      ========

The future minimum lease payments are as follows:


     FISCAL YEAR                                                                 AMOUNT
     -----------                                                                 ------
    1997....................................................................    $ 150,129
    1998....................................................................       37,532
                                                                                 --------
    Total future minimum lease payments.....................................      187,661
    Less amount representing interest.......................................        9,060
                                                                                 --------
    Present value of minimum lease payments.................................      178,601
    Less current portion....................................................      141,533
                                                                                 --------
    Noncurrent portion, minimum lease payments..............................    $  37,068
                                                                                 ========

J. EMPLOYEE BENEFIT PLANS:

     Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution which currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 1994, 1995 and 1996, the Company's contributions to the Plan amounted to $62,000, $51,000 and $31,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The section entitled "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or about October 1, 1996, is hereby incorporated by reference.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company and their positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.

                NAME                   AGE           POSITIONS WITH THE COMPANY
                ----                   ---     ---------------------------------------
Mitchel Sayare, Ph.D.................  48      Chairman of the Board of Directors and
                                               Chief Executive Officer
Frank J. Pocher......................  55      Vice President, Chief Financial Officer
                                               and Treasurer
Walter A. Blattler, Ph.D.............  47      Senior Vice President, Research and
                                               Development
Dixie-Lee W. Esseltine,..............  49      Vice President, Medical Affairs
  M.D., FRCPC
Carol A. Gloff, Ph.D.................  44      Vice President, Chief Regulatory
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

     Frank J. Pocher, Vice President, Chief Financial Officer and Treasurer, and a Director since 1995, joined the Company in November 1988. Prior to joining ImmunoGen, Mr. Pocher was the Executive Vice President and Chief Financial Officer of Seragen, Inc., a biotechnology company developing recombinant products for cancer and transplantation rejection. From 1980 to 1984, Mr. Pocher served as Chief Financial Officer and then President and Chief Executive Officer of Aviation Simulation Technology, Inc. Prior to that time, he held a variety of senior financial positions at General Electric Company and Honeywell, Inc. He holds an MBA from Rutgers University.

     Walter A. Blattler, Ph.D., Senior Vice President, Research and Development, and a Director since 1995, joined the Company in October 1987. From 1981 to 1987, Dr. Blattler was chief scientist for the ImmunoGen-supported research program at Dana-Farber Cancer Institute, where he managed the work of fourteen other scientists. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978.

     Dixie-Lee W. Esseltine, M.D., FRCPC, Vice President, Medical Affairs, joined the Company in 1992 as Director of Oncology. In 1995 she was promoted to Vice President, Medical Affairs. From 1990 to 1992, Dr. Esseltine was employed by Ortho-McNeil (Johnson & Johnson) Canada as an Associate Director responsible for the Hematology/Oncology, Immunology and Psychiatry therapeutic areas. Prior to joining industry, Dr. Esseltine was Assistant Director of Hematology at the Montreal Childrens' Hospital and Associate Professor of Pediatrics, McGill University from 1978 to 1990.

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

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The reports entitled "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Employment Contracts, Termination of Employment and Change in Control Agreements" and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

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

     (3) Exhibits



EXHIBIT NO.                                      DESCRIPTION
- -----------                                      -----------
  (3.1)       Restated Articles of Organization+
  (3.2)       By-Laws, as amended#
  (3.3)       Articles of Amendment to Restated Articles of Organization
  (4.1)       Article 4 of the Restated Articles of Organization (See Exhibit 3.1)+
  (4.2)       Form of Common Stock Certificate*
 (10.1)       Research and License Agreement dated as of May 22, 1981 by and between the
              Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer
              Institute, Inc.) with addenda dated as of August 13, and August 22, 1989*
 (10.3)       Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities*
 (10.4)x      Restated Stock Option Plan##
 (10.6)x      Letter Agreement Regarding Employment dated as of October 14, 1988 between the
              Registrant and Mr. Frank J. Pocher*
 (10.7)x      Letter Agreement Regarding Employment dated as of October 1, 1987 between the
              Registrant and Dr. Walter A. Blattler*
 (10.8a)x     Letter Agreement Regarding Employment Termination of Dr. Carol L. Epstein, dated
              April 16, 1994 as amended May 25 and June 6, 1994###
 (10.9)       Lease dated June 30, 1987 by and between Edward S. Stimpson, III and Harry F.
              Stimpson, III, as trustees, lessor, and the Registrant, lessee(1)
 (10.10)      Lease dated as of January 13, 1989 by and between FAR IV Limited Partnership, lessor, and the Registrant, lessee(2)
 (10.10a)     First Amendment to Lease dated as of February 1, 1990 by and between 60 Hamilton
              Street Limited Partnership, lessor, and Registrant, lessee(3)
 (10.11)      Leases dated as of December 1, 1986 and June 21, 1988 by and between James H.
              Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River
              Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated
              June 29, 1989 between Lessee and the Registrant(4)
 (10.11a)     First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(5)
 (10.13c)x    Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29,
              1994###
 (10.14a)x    Transition Agreement Regarding Employment Termination of Dr. Donald J. McCarren,
              dated May 20, 1994###
 (10.15)      Lease dated as of July 1, 1992 by and between AEW#1 Corporation, lessor, and the
              Registrant, lessee++
 (10.16)      Lease dated as of December 23, 1992 by and between Massachusetts Institute of
              Technology, lessor, and the Registrant, lessee##



EXHIBIT NO.                                      DESCRIPTION
- -----------                                      -----------
 (10.18)      Option Agreement dated April 5, 1990 by and between the Registrant and Takeda
              Chemical Industries, Ltd.(6)
 (10.19a)x    Separation Agreement regarding employment termination of Robert E. Tellis dated
              June 14, 1994 and as amended June 21, 1994###
 (10.21)x     Letter Agreement Regarding Employment dated September 15, 1993 between the
              Registrant and Carol A. Gloff###
 (10.22)      Capital Lease Agreement dated March 31, 1994 by and between the Registrant and
              Aberlyn Capital Management Limited Partnership###
 (10.23)      Sublease dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant+++
 (10.24)      Equipment Use and Services Agreement dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant+++
 (10.25)      Consent to Sublease and Agreement dated as of August 31, 1995 by and between
              Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research Center Boston, Inc., as sublessee+++
 (10.26)      Amendment to Lease dated August 31, 1995 between Massachusetts Institute of
              Technology, as lessor, and the Registrant, as lessee+++
 (10.27)      Form of 7% Subordinated Convertible Debenture Due July 31,1996 and Schedule of
              Debenture Holders+++
 (10.28)      Form of Offshore Securities Subscription Agreement between the Registrant and
              Purchasers of the Debentures+++
 (10.29)      Securities Purchase Agreement, including the Form of Convertible Debenture and
              The Form of Stock Purchase Warrant, dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures International(7)
 (10.30)      Registration Rights Agreement dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures International(8)
 (10.31)      Letter Agreement dated as of March 21, 1996 by and among the Registrant and
              Capital Ventures International regarding the Securities Purchase Agreement dated as of March 15, 1996(9)
 (10.32)      Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital
              Ventures International regarding an amendment to their agreement dated March 15,
              1996(10)
 (10.33)      First Amendment to Sublease dated August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant
(21)          Subsidiaries of the Registrant
(23)          Consent of Coopers & Lybrand

- ---------------
    * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

   + Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 ++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1992.

+++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1995.

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

 (1) Previously filed with the Commission as Exhibit No. 10.8 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (2) Previously filed with the Commission as Exhibit No. 10.9 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (3) Previously filed with the Commission as Exhibit No. 10.9a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 (4) Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (5) Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

 (6) Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 (7) Previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

 (8) Previously filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

 (9) Previously filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K for the March 21, 1996 event, and incorporated herein by reference.

 (10) Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

     (b) The Company filed a report on Form 8-K on June 6, 1996 reporting the signing of a Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an Amendment to their agreement dated March 15, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMMUNOGEN, INC.

                                          By: /s/       MITCHEL SAYARE

                                            ------------------------------------
                                            Mitchel Sayare
                                            Chairman of the Board and
                                            Chief Executive Officer

                                          Dated: September 12, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
- ------------------------------------------  ------------------------------  -------------------

                                            Chairman of the Board of        September 12, 1996
          /s/ MITCHEL SAYARE                  Directors and Chief
- ------------------------------------------    Executive Officer (principal
              Mitchel Sayare                  executive officer)

                                            Vice President, Chief           September 12, 1996
          /s/ FRANK J. POCHER                 Financial Officer, Treasurer
- ------------------------------------------    (principal financial officer
             Frank J. Pocher                  and principal accounting
                                              officer) and Director


         /s/ WALTER A. BLATTLER             Senior Vice President,          September 12, 1996
- ------------------------------------------    Research and Development,
            Walter A. Blattler                and Director


           /s/ MICHAEL EISENSON             Director                        September 12, 1996
- ------------------------------------------
             Michael Eisenson

           /s/ STUART F. FEINER             Director                        September 12, 1996
- ------------------------------------------
             Stuart F. Feiner

          /s/ DONALD E. O'NEILL             Director                        September 12, 1996
- ------------------------------------------
            Donald E. O'Neill

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                                          DESCRIPTION                                   PAGE
- -------                                        -----------                                   ----
   3.3      --  Articles of Amendment to Restated Articles of Organization
 10.33      --  First Amendment to Sublease dated August 31, 1995 by and between the
                Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant
    21      --  Subsidiaries of the Registrant
    23      --  Consent of Coopers & Lybrand