Form 10-Q
period 1996-09-30
IMMUNOGEN INC
filed 1996-11-08
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                                --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number  0-17999
                       ---------

                                 ImmunoGen, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                04-2726691
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                             333 Providence Highway
                                Norwood, MA 02062
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 661-9312
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     148 Sidney Street, Cambridge, MA 02139
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 5, 1996 there were 16,963,161 shares of common stock, par value $.01 per share, of the registrant outstanding.

                                                      Exhibit Index at Page:  18

                                 IMMUNOGEN, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    Item 1   Financial Statements

             Consolidated Balance Sheets as of
             June 30, 1996 and September 30, 1996..........................  3

             Consolidated Statements of Operations
             for the three months ended September 30, 1995 and 1996........  4

             Consolidated Statements of Stockholders'
             Equity for the year ended June 30, 1996 and for
             the three months ended September 30, 1996.....................  5

             Consolidated Statements of Cash Flows
             for the three months ended September 30,
             1995 and 1996.................................................  6

             Notes to Consolidated Financial Statements....................  7

    Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  9


PART II - OTHER INFORMATION

    Item 2   Changes in Securities......................................... 14

    Item 4   Submission of Matters to a Vote of Security Holders........... 15

    Item 6   Exhibits and Reports on Form 8-K.............................. 15

Signatures................................................................. 17

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS
As of June 30, 1996, September 30, 1996,
and Pro Forma at September 30, 1996 (unaudited)
                                                                                                        Pro Forma      Pro Forma
                                                                       June 30,      September 30,    Adjustment(A)   September 30,
                                                                     -------------   -------------    -------------   -------------
                                                                         1996            1996                             1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                            $   2,796,636   $     955,597      $ 2,990,000   $   3,945,597
Prepaids and other current assets                                          163,280         595,899           --             595,899
                                                                     -------------   -------------      -----------   -------------
  Total current assets                                                   2,959,916       1,551,496        2,990,000       4,541,496
                                                                     -------------   -------------      -----------   -------------

Property and equipment, net of accumulated depreciation                  4,163,416       3,698,903           --           3,698,903
Note receivable                                                          1,338,929       1,037,966           --           1,037,966
Other assets                                                                43,700          43,700           --              43,700
                                                                     -------------   -------------      -----------   -------------
   Total assets                                                      $   8,505,961   $   6,332,065      $ 2,990,000   $   9,322,065
                                                                     =============   =============      ===========   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           733,446       1,054,430           --           1,054,430
Accrued compensation                                                       233,515         158,358           --             158,358
Other accrued liabilities                                                  832,573         731,081           --             731,081
Current portion of capital lease obligations                               141,533         144,203           --             144,203
                                                                     -------------   -------------      -----------   -------------
  Total current liabilities                                              1,941,067       2,088,072           --           2,088,072
                                                                     -------------   -------------      -----------   -------------

Capital lease obligations                                                   37,068          --               --              --
Convertible debentures                                                   3,812,943       2,500,000      $(2,500,000)         --
Other non-current liabilities                                               --              --               --

Commitments

Redeemable convertible preferred stock,
 $.01 par value; authorized 277,080 shares;
 none issued; all authorized shares cancelled
   on September 12, 1996                                                    --              --               --              --

Stockholders' equity :
  Preferred stock; $.01 par value; authorized 5,000,000 as of
  September 30, 1996:
   Convertible preferred stock, Series A, $.01 par value;
     issued and outstanding 2,500 shares at October 3,
     1996 (liquidation preference - stated value plus
     accrued but unpaid dividends per share; excludes interest)             --              --                   25              25
   Convertible preferred stock, Series B, $.01 par value; issued and outstanding 3,000 shares at October 16, 1996
     (liquidation preference - stated value plus accrued but
     unpaid dividends per share; excludes interest)                         --              --                   30              30
   Common stock, $.01 par value; authorized
     30,000,000 as of June 30, 1996 and September 30, 1996,
     respectively; issued and outstanding 16,599,855 and 16,961,494
     as of June 30, 1996 and September 30, 1996, respectively              165,999         169,616           --             169,616
   Additional paid-in capital                                          128,084,708     129,423,283        5,489,945     134,913,228
                                                                     -------------   -------------      -----------   -------------
                                                                       128,250,707     129,592,899        5,490,000     135,082,899
Accumulated deficit                                                   (125,535,824)   (127,848,906)          --        (127,848,906)
                                                                     -------------   -------------      -----------   -------------
  Total stockholders' equity                                             2,714,883       1,743,993        5,490,000       7,233,993
                                                                     -------------   -------------      -----------   -------------
   Total liabilities and stockholders' equity                        $   8,505,961   $   6,332,065      $ 2,990,000   $   9,322,065
                                                                     =============   =============      ===========   =============

(A)  To reflect the October 1996 conversion of the $2.5 million debenture issued to Capital Ventures International in June 1996 into
     2,500 shares of Series A Convertible Preferred Stock and to reflect the October 1996 sale of $3.0 million of convertible preferred stock to Southbrook International Investment, Ltd.

    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 1995 and 1996 (unaudited)
                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1995                1996
-------------------------------------------------------------------------------
Revenues:
   Development fees                             $   136,328         $    82,156
   Interest                                          34,333              21,380
   Licensing                                         --                   5,643
   Other                                             13,928              29,037
                                                -----------         -----------

      Total revenues                                184,589             138,216
                                                -----------         -----------


Expenses:
   Research and development                       2,924,600           1,946,034
   General and administrative                       453,571             438,120
   Interest                                         364,106              66,862
                                                -----------         -----------

      Total expenses                              3,742,277           2,451,016
                                                -----------         -----------


Loss before income taxes                         (3,557,688)         (2,312,800)

Income tax expense                                      453                 282
                                                -----------         -----------

Net loss                                        $(3,558,141)        $(2,313,082)
                                                ===========         ===========


Loss per common share                           $     (0.28)        $     (0.14)
                                                ===========         ===========

Shares used in computing loss
   per share amounts                             12,581,910          16,914,771
                                                ===========         ===========

    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 1996 and for
  the three months ended September 30, 1996 (unaudited)
                                                     Common Stock
                                        --------------------------------------
                                                                   Additional                          Total
                                                                    Paid-in        Accumulated      Stockholders'
                                          Shares       Amount       Capital          Deficit           Equity
                                        ----------    --------    ------------    -------------     -------------
Balance at June 30, 1995                12,578,606    $125,786    $118,988,736    $(108,991,363)    $ 10,123,159
                                        ----------    --------    ------------    -------------     ------------

Stock options excercised                   168,500       1,685         120,900          --               122,585
Conversion of convertible debentures     3,852,749      38,528       6,281,587          --             6,320,115
Issuance of common stock warrants            --          --          2,693,485          --             2,693,485
Net loss                                     --          --            --           (16,544,461)     (16,544,461)
                                        ----------    --------    ------------    -------------     ------------

Balance at June 30, 1996                16,599,855     165,999     128,084,708     (125,535,824)       2,714,883
                                        ==========    ========    ============    =============     ============

Stock options excercised                     9,977         100          23,358          --                23,458
Conversion of convertible debentures       351,662       3,517       1,315,217          --             1,318,734
Net loss                                     --          --            --            (2,313,082)      (2,313,082)
                                        ----------    --------    ------------    -------------     ------------

Balance at September 30, 1996           16,961,494    $169,616    $129,423,283    $(127,848,906)    $  1,743,993
                                        ==========    ========    ============    =============     ============

    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 1995 and 1996 (unaudited)

                                                                             September 30,
                                                                       ---------------------------
                                                                          1995            1996
                                                                       -----------     -----------
Cash flows from operating activities:
   Net loss                                                            $(3,558,141)    $(2,313,082)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                                      796,731         446,396
        Loss on sale of property and equipment                             (10,886)          2,934
        Accretion of interest on note receivable                             --            (29,037)
        Other
        Changes in operating assets and liabilities:
          Other current assets                                             (79,604)       (102,619)
          Accounts payable                                                (471,213)        320,984
          Accrued compensation                                               9,234         (75,157)
          Other accrued liabilities                                       (142,339)        (95,701)
                                                                       -----------     -----------

        Net cash used for operating activities                          (3,456,218)     (1,845,282)
                                                                       -----------     -----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                              --             15,183
   Purchase of property and equipment                                      (18,251)        --
   Proceeds from sale/maturity of marketable securities                  3,000,000         --
   Purchase of marketable securities                                    (2,984,898)        --
                                                                       -----------     -----------

        Net cash (used for) provided by
          investing activities                                              (3,149)         15,183
                                                                       -----------     -----------

Cash flows from financing activities:
   Proceeds from convertible debentures                                  3,600,000         --
   Stock issuances, net                                                      5,150          23,458
   Principal payments on capital lease obligations                        (175,739)        (34,398)
                                                                       -----------     -----------

        Net cash provided by (used for)
         financing activities                                            3,429,411         (10,940)
                                                                       -----------     -----------

Net change in cash and cash equivalents                                    (29,956)     (1,841,039)
                                                                       -----------     -----------

Cash and cash equivalents, beginning balance                             3,047,236       2,796,636
                                                                       -----------     -----------

Cash and cash equivalents, ending balance                              $ 3,017,280     $   955,597
                                                                       ===========     ===========


Supplemental disclosure of cash flow information:

   Cash paid for interest                                              $   103,106     $     4,569
                                                                       ===========     ===========

   Cash paid (refunded) for income taxes                               $     5,000     $     1,197
                                                                       ===========     ===========

Supplemental disclosure of noncash financing activities:

    Conversion of convertible debentures including accrued interest    $    --         $ 1,318,734
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                 IMMUNOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of ImmunoGen, Inc. (the "Company"), which include those of its wholly-owned subsidiary, ImmunoGen Securities Corp., and its 72%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"). The financial disclosures herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company's cash resources at September 30, 1996 were $1.0 million, and the Company received an additional $3.0 million in October 1996 pursuant to a private placement of convertible preferred stock. An additional $9.0 million is available to the Company under this agreement over a period ending March 31, 1998, if certain conditions are met. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue operations.

B. At September 12, 1996, the Board of Directors authorized and the shareholders approved the elimination of all previously authorized classes of preferred stock and the authorization of 5,000,000 shares of a new class of preferred stock.

C. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). The effect of this conversion is reflected on a pro forma basis on the Company's consolidated balance sheets as of September 30, 1996 included in Item 1 of Part I of this report. Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture was. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments).

D. In October 1996, the Company sold 3,000 shares of its Series B Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series B Stock") for $3.0 million to an institutional investor as part of an agreement which grants the Company the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. The Company may require the investor to make additional investments of up to $3.0 million during each of the quarters commencing on January 1, 1997, April 1, 1997 and July 1, 1997, respectively. If the aggregate investment as of September 30, 1997 is less than $12.0 million, the Company may require the investor to make an additional investment of up to $3.0 million in the quarter commencing on October 1, 1997 in an amount which would bring the total investment to $12.0 million. Receipt of these additional investments is subject to obtaining the approval of the Company's shareholders to issue 12,000 shares of the Company's Convertible Preferred Stock and related common stock purchase warrants and to the Company meeting certain other conditions.

Holders of the Series B Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $3.60 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Preferred Stock), and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is after November 25, 1996, (ii) 90%, if the conversion date is after November 25, 1996 but on or before January 4, 1997, and (iii) 85%, if the conversion date is after January 4, 1997.

In connection with the right granted to the Company, the Company has issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. The warrants have an exercise price of $5.49 and expire in October 2001. Additionally, if conversion of the Series B Stock into shares of the Company's Common Stock occurs after the eightieth day following issuance of the Series B Stock, warrants to acquire an additional 250,000 shares of the Company's Common Stock will be issued to the investor with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants. Similarly, if conversion of any subsequent investment occurs after the eightieth day following its respective issue date, warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares issued upon such conversion of the subsequent investment will also be issued, with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants. The effect of the issuance of 3,000 shares of Series B Stock is reflected on a pro forma basis on the Company's consolidated balance sheets as of September 30, 1996 included in
Item 1 of Part I of this report.

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

     In the past two fiscal years, the Company has successfully reduced its operating costs. In December 1994, the Company implemented a restructuring plan, which included halting operations at two of its facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead products. In addition, the Company assigned the facility and equipment leases related to a production facility in Canton, Massachusetts to another biotechnology company effective January 1, 1996, and subleased 82% of one of its Cambridge, Massachusetts facilities effective September 1, 1995, inceasing the subleased space from 82% to 100% of the facility effective October 1, 1996.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at September 30, 1996 were approximately $1.0 million, and the Company received an additional $3.0 million in October 1996 pursuant to a private placement of convertible preferred stock. An additional $9.0 million is available to the Company under this agreement over a period ending March 31, 1998, if certain conditions are met. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1996

     The Company's revenues decreased approximately 25% from approximately $185,000 for the three months ended September 30, 1995 to approximately $138,000 for the three months ended September 30, 1996. Interest income totalled approximately $34,000, or 18% of revenues, for the three months ended September 30, 1995, decreasing approximately 38% to approximately $21,000, or 15% of revenues, for the three months ended September 30, 1996, reflecting the decrease in cash balances available for investment in the 1996 period. Revenues for the three months ended September 30, 1995 and 1996 include approximately $136,000 and $82,000, respectively, of development revenue, which respresents revenue earned under the Small Business Innovation Research Program of the U.S. National Science Foundation. Revenues for 1996 also include approximately $6,000 of licensing revenues received pursuant to two licensing agreements. Other income for the three months ended September 30, 1995 represents a gain on sale of assets which resulted from a sale/leaseback agreement for equipment at one of the Company's facilities executed in fiscal 1994 which had been deferred and recorded as other income through December 1995. Other income for the three months ended September 30, 1996 represents accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton facility and equipment.

     The Company's total expenses decreased approximately 35% from approximately $3.7 million for the three months ended September 30, 1995 to approximately $2.5 million in the same period in 1996, primarily a result of the Company's cost reduction efforts as described above (see "Overview").

     Research and development costs constituted the primary component of the Company's total ongoing expenses (78% and 79% for the three months ended September 30, 1995 and 1996, respectively), decreasing from approximately $2.9 million for the three months ended September 30, 1995 to approximately $1.9 million for the three months ended September 30, 1996. This 33% decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in fiscal 1995.

     General and administrative expenses decreased approximately 3% from approximately $454,000 for the three months ended September 30, 1995 to approximately $438,000 for the three months ended September 30, 1996. This decrease principally represents savings associated with the restructuring plan and other cost reduction efforts begun in fiscal 1995.

     Interest expense decreased 82% from approximately $364,000 for the three months ended September 30, 1995 to approximately $67,000 for the three months ended September 30, 1996, primarily due to the interest, financing costs and warrant costs charged to interest on two of Company's debenture financings in the first quarter of fiscal 1996. Both periods include costs associated with the Company's issuance of convertible debentures in addition to the interest costs associated with the principal balances of the Company's capital lease agreements.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1994 the Company has financed its operating deficit of approximately $38.7 million from various sources, including issuances in fiscal 1996 of convertible debentures, amounts received pursuant to its fiscal 1996 assignment of leases and from the exercise of stock options. Since July 1, 1994 the Company has earned approximately $0.6 million of interest income. At September 30, 1996 approximately $1.0 million of cash and cash equivalents remained available, and an additional $3.0 million was received in October 1996.

     In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). The effect of this conversion is reflected on a pro forma basis on the Company's consolidated balance sheets as of September 30, 1996 included in Item 1 of Part I of this report. Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture was. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments).

     In October 1996, the Company sold 3,000 shares of its Series B Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series B Stock") for $3.0 million to an institutional investor as part of an agreement which grants the Company the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. The Company may require the investor to make additional investments of up to $3.0 million during each of the quarters commencing on January 1, 1997, April 1, 1997 and July 1, 1997, respectively. If the aggregate investment as of September 30, 1996 is less than $12.0 million, the Company may require the investor to make an additional investment of up to $3.0 million in the quarter commencing on October 1, 1997 in an amount which would bring the total investment to $12.0 million. Receipt of these additional investments is subject to obtaining the approval of the Company's shareholders to issue 12,000 shares of the Company's Convertible Preferred Stock and related common stock purchase warrants and to the Company meeting certain other conditions.

     Holders of the Series B Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of the Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of
(i) $3.60 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Preferred Stock), and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is after November 25, 1996, (ii) 90%, if the conversion date is after November 25, 1996 but on or before January 4, 1997, and
(iii) 85%, if the conversion date is after January 4, 1997.

     In connection with the right granted to the Company, the Company has issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. The warrants have an exercise price of $5.49 and expire in October 2001. Additionally, if conversion of the Series B Stock into shares of the Company's Common Stock occurs after the eightieth day following issuance of the Series B Stock, warrants to acquire an additional 250,000 shares of the Company's Common Stock will be issued to the investor with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants. Similarly, if conversion of any subsequent investment occurs after the eightieth day following its respective issue date, warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares issued upon such conversion of the subsequent investment will also be issued, with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants. The effect of the issuance of 3,000 shares of Series B Stock is reflected on a pro forma basis on the Company's consolidated balance sheets as of September 30, 1996 included in
Item 1 of Part I of this report.

     In the period since July 1, 1994 approximately $0.5 million was expended on property and equipment. No significant amounts are expected to be expended on property and equipment in fiscal 1997.

     ImmunoGen was committed under its agreements with ATI to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such equity. As of September 30, 1996 amounts owed by ATI to ImmunoGen approximated $11.0 million. The Company intends to convert a majority of this amount into equity of ATI, thereby satisfying the agreement to provide an additional $3.0 million in equity.

     The Company anticipates that its capital resources existing at September 30, 1996 plus the additional $3.0 million received from its October 1996 private placement will enable it to maintain its current and planned operations through approximately February 1997. Receipt of the remaining $9.0 million available to the Company under its October 1996 financing agreement would enable the Company to extend its operations through approximately February 1998. However, because the Company must satisfy certain conditions, including obtaining shareholder approval of this transaction and maintaining certain price and volume levels in trading of its Common Stock, there can be no assurance that the Company will receive any or all of the remaining $9.0 million available under this financing arrangement. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available on acceptable terms to the Company, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue its operations.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of ricin and antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

                                 IMMUNOGEN, INC.
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
        -----------------

        Not applicable.

Item 2. Changes in Securities
        ---------------------

        On October 3, 1996, the Company filed Restated Articles of Organization which amended and restated the Company's Restated Articles of Organization previously in effect to eliminate all previously authorized shares of Preferred Stock, authorize 5,000,000 shares of a new class of Preferred Stock, and designate 2,500 shares of Series A Preferred Stock ("Series A Stock"). On October 16, 1996, the Company filed a Certificate of Vote of Directors Establishing a Series of a Class of Stock designating 3,000 shares of Series B Preferred Stock ("Series B Stock"). As of November 5, 1996, the Company had issued all 2,500 shares of Series A Stock and all 3,000 shares of Series B Stock.


        Each share of Series A Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the stated value of the Series A Stock of $1,000 per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). Each share of Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the stated value of the Series B Stock of $1,000 per share by the lesser of (i) $3.60, and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is after November 25, 1996, (ii) 90%, if the conversion date is after November 25 but on or before January 4, 1997, and (iii) 85%, if the conversion date is after January 4, 1997.

        Holders of the Series A Stock and the Series B Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, in arrears on the conversion date. The holders of both series of preferred stock are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each holder of both series of preferred stock has a liquidation preference equal to $1,000 plus an amount equal to accrued but unpaid dividends per share, whether declared or not, but without interest, before any distribution or payment shall be made to the holders of any junior securities.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        A Special Meeting of Shareholders was held by the Company on September 12, 1996. At the Meeting, the following matter was voted upon:

            The proposal to amend and restate the Corporation's Restated Articles of Organization to eliminate all currently authorized shares of Preferred Stock and authorize 5,000,000 shares of a new class of Preferred Stock was approved by a vote of 11,163,051 shares FOR the amendment, 664,477 shares AGAINST and 180,338 shares ABSTAINING.

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            Exhibit

              3.1     Restated Articles of Organization of the Registrant

              4.1     Designation of Series A Preferred Stock (included in
                      Exhibit 3.1 to to this report)

             10.34 Convertible Preferred Stock Purchase Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the Registrant, as amended by an agreement dated October 16, 1996 and attached thereto

             10.35 Registration Rights Agreement dated as of October 16, 1996 between Southbrook International Investments, Inc. and the Registrant

             10.36 Warrant dated October 16, 1996 issued to Southbrook International Investments, Ltd.

             10.37    Warrant dated October 16, 1996 issued to Brown Simpson,
                      LLC

               27     Financial Data Schedule

        (b) The Company filed a report on Form 8-K on July 15, 1996, which included the Company's Pro Forma Balance Sheets as of May 31, 1996 and Statements of Operations for the two months ended May 31, 1996, demonstrating compliance as of May 31, 1996 on a pro forma basis with the net tangible asset requirement for continued inclusion on the Nasdaq National Market.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IMMUNOGEN, INC.




Date: November 7, 1996               By:   /s/ Mitchel Sayare
                                           -------------------------------
                                           Mitchel Sayare
                                           Chief Executive Officer
                                           (principal executive officer)




Date: November 7, 1996               By:   /s/ Frank J. Pocher
                                           ------------------------------
                                           Frank J. Pocher
                                           Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

                                 IMMUNOGEN, INC.

                                  EXHIBIT INDEX

Exhibit
-------

 3.1      Restated Articles of Organization of the Registrant

 4.1 Designation of Series A Preferred Stock (included in Exhibit 3.1 to this report)

10.34 Convertible Preferred Stock Purchase Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the Registrant, as amended by an agreement dated October 16, 1996 and attached thereto

10.35 Registration Rights Agreement dated as of October 16, 1996 between Southbrook International Investments, Inc. and the Registrant

10.36 Warrant dated October 16, 1996 issued to Southbrook International Investments, Ltd.

10.37     Warrant dated October 16, 1996 issued to Brown Simpson, LLC

27        Financial Data Schedule