Form 10-Q
period 1996-12-31
IMMUNOGEN INC
filed 1997-02-14
CIK 855654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1996
                                ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    -------------------

Commission file number  0-17999
                       --------

                                 ImmunoGen, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                     04-2726691
-------------------------------           -------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                             333 Providence Highway
                                Norwood, MA 02062
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 769-4242
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     At February 11, 1997 there were 18,390,984 shares of common stock, par value $.01 per share, of the registrant outstanding.

     At February 11, 1997 there were 5,500 shares of convertible preferred stock, par value $.01 per share, of the registrant outstanding.


                             Exhibit Index at Page: 21

                                 IMMUNOGEN, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1   Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1996.............................. 3

            Consolidated Statements of Operations
            for the three months and the six months ended
            December 31, 1995 and 1996....................................... 4

            Consolidated Statements of Stockholders'
            Equity for the year ended June 30, 1996 and for
            the six months ended December 31, 1996........................... 5

            Consolidated Statements of Cash Flows
            for the six months ended December 31, 1995 and 1996.............. 6

            Notes to Consolidated Financial Statements....................... 7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  10


PART II - OTHER INFORMATION

   Item 2   Changes in Securities...........................................  17

   Item 4   Submission of Matters to a Vote of Security Holders.............  18

   Item 6   Exhibits and Reports on Form 8-K................................  19

Signatures..................................................................  20


IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1996 and December 31, 1996


                                                         June 30,          December 31,
                                                      -------------       -------------

                                                           1996                1996
---------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $   2,796,636       $   1,828,987
Prepaids and other current assets                           163,280             422,299
                                                      -------------       -------------

   Total current assets                                   2,959,916           2,251,286
                                                      -------------       -------------

Property and equipment, net of
  accumulated depreciation                                4,163,416           3,547,561
Note receivable                                           1,338,929           1,067,633
Other assets                                                 43,700              43,700
                                                      -------------       -------------

       Total assets                                   $   8,505,961       $   6,910,180
                                                      =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            733,446             985,585
Accrued compensation                                        233,515             250,181
Other accrued liabilities                                   832,573             763,534
Current portion of capital lease obligations                141,533             109,157
Current portion of deferred lease                           --                  152,088
                                                      -------------       -------------

      Total current liabilities                           1,941,067           2,260,545
                                                      -------------       -------------

Capital lease obligations                                    37,068             --
Deferred lease                                              --                   25,355
Convertible  debentures                                   3,812,943             --

Commitments

Stockholders' equity :
   Preferred stock; $.01 par value;
   authorized 5,000,000 as of
   September 30, 1996:
     Convertible preferred stock,  Series A,
        $.01 par value; issued and outstanding
        2,500 shares at October 3, 1996
        (liquidation preference - stated value
         plus accrued but unpaid dividends per
        share; excludes interest)                           --                       25
     Convertible preferred stock, Series B,
        $.01 par value; issued and outstanding
        3,000 shares at October 16, 1996
         (liquidation preference -  stated                  --                       30
         value plus accrued but unpaid
         dividends per share; excludes interest)
   Common stock, $.01 par value; authorized
       30,000,000 as of June 30, 1996 and
       December 31, 1996, respectively;
       Issued and outstanding 16,599,855 and
       16,963,161 as of June 30, 1996 and
       December 31, 1996, respectively                      165,999             169,632
   Additional paid-in capital                           128,084,708         134,884,120
                                                      -------------       -------------

                                                        128,250,707         135,053,807
Accumulated deficit                                    (125,535,824)       (130,429,527)
                                                      -------------       -------------

 Total stockholders' equity                               2,714,883           4,624,280
                                                      -------------       -------------

   Total liabilities and stockholders' equity         $   8,505,961       $   6,910,180
                                                      =============       =============


     The accompanying notes are an integral part of the financial statements.


IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended December 31, 1995 and 1996


                                                Three Months Ended             Six Months Ended
                                                   December 31,                 December 31,
                                             -------------------------------------------------------

                                                1995           1996           1995           1996
----------------------------------------------------------------------  ----------------------------

Revenues:
   Development fees                       $     86,834   $     71,076   $    223,162   $    153,232
   Interest                                     22,281         15,219         56,614         36,599
   Licensing                                     7,500            929          7,500          6,572
   Other                                        13,929         29,667         27,857         58,704
                                          ------------   ------------   ------------   ------------

      Total revenues                           130,544        116,891        315,133        255,107
                                          ------------   ------------   ------------   ------------


Expenses:
   Research and development                  2,721,238      2,031,389      5,645,838      3,977,622
   General and administrative                  507,693        548,330        961,264        986,249
   Interest                                    228,166          5,862        592,272         72,724
   Loss on disposal of assets                1,652,014        --           1,652,014        --
                                          ------------   ------------   ------------   ------------

      Total expenses                         5,109,111      2,585,580      8,851,388      5,036,595
                                          ------------   ------------   ------------   ------------


Loss before income taxes                    (4,978,567)    (2,468,689)    (8,536,255)    (4,781,488)

Income tax expense                                 294            200            747            483
                                          ------------   ------------   ------------   ------------

Net loss                                    (4,978,861)    (2,468,889)    (8,537,002)    (4,781,971)
                                          ------------   ------------   ------------   ------------

Dividends on convertible preferred stock       --             111,732        --             111,732
                                          ------------   ------------   ------------   ------------

Net loss to common shareholders           $ (4,978,861)  $ (2,580,621)  $ (8,537,002)  $ (4,893,703)
                                          ============   ============   ============   ============


Loss per common share                     $      (0.36)  $      (0.15)  $      (0.65)         (0.29)
                                          ============   ============   ============   ============

Shares used in computing loss
   per share amounts                        13,757,414     16,960,993     13,169,662     16,939,002
                                          ============   ============   ============   ============




     The accompanying notes are an integral part of the financial statements.



IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 1996 and for the six months ended December 31, 1996

                                                               Common Stock
                                                     ----------------------------------
                                                                           Additional
                                                                             Paid-in
                                                       Shares     Amount     Capital
                                                     ---------   -------  -------------


Balance at June 30, 1995                             12,578,606  $125,786  $118,988,736
                                                     ----------  --------  ------------

Stock options exercised                                 168,500     1,685       120,900
Conversion of convertible debentures                  3,852,749    38,528     6,281,587
Issuance of common stock warrants                        --         --        2,693,485
Net loss                                                 --         --          --
                                                     ----------  --------  ------------

Balance at June 30, 1996                             16,599,855   165,999   128,084,708
                                                     ==========  ========  ============

Stock options exercised                                  11,644       116        27,290
Conversion of convertible debentures
     into common stock                                  351,662     3,517     1,315,217
Exchange of convertible debentures for
     series A preferred stock                            --         --          --
Issuance of series B convertible preferred stock         --         --          --
Dividends payable                                        --         --          --
Net loss for the six months ended December 31, 1996      --         --          --
                                                     ----------  --------  ------------

Balance at December 31, 1996                         16,963,161  $169,632  $129,427,215
                                                     ==========  ========  ============





                                                             Preferred Stock
                                                     ----------------------------
                                                                       Additional                          Total
                                                                        Paid-in        Accumulated      Stockholders'
                                                    Shares   Amount     Capital           Deficit         Equity
                                                    ------   ------   ----------     -------------     ------------

Balance at June 30, 1995                                      $       $              $(108,991,363)    $ 10,123,159
                                                    -----     ---     ----------     -------------     ------------

Stock options exercised                               --       --         --               --               122,585
Conversion of convertible debentures                  --       --         --               --             6,320,115
Issuance of common stock warrants                     --       --         --               --             2,693,485
Net loss                                              --       --         --           (16,544,461)     (16,544,461)
                                                    -----     ---     ----------     -------------     ------------

Balance at June 30, 1996                              --       --         --          (125,535,824)       2,714,883
                                                    =====     ===     ==========     =============     ============

Stock options exercised                               --       --         --               --                27,406
Conversion of convertible debentures
     into common stock                                --       --         --               --             1,318,734
Exchange of convertible debentures for
     series A preferred stock                       2,500      25      2,499,975           --             2,500,000
Issuance of series B convertible preferred stock    3,000      30      2,956,930           --             2,956,960
Dividends payable                                     --       --         --              (111,732)        (111,732)
Net loss for the six months ended December 31, 1996   --       --         --            (4,781,971)      (4,781,971)
                                                    -----     ---     ----------     -------------     ------------

Balance at December 31, 1996                        5,500     $55     $5,456,905     $(130,429,527)    $  4,624,280
                                                    =====     ===     ==========     =============     ============



    The accompanying notes are an integral part of the financial statements.



IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1995 and 1996


                                                                             December 31,
                                                                     --------------------------

                                                                        1995            1996
                                                                     -----------   ------------

Cash flows from operating activities:
   Net loss                                                          $(8,537,002)  $(4,893,703)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                                  1,590,150       817,661
        Loss on disposal of facility                                   1,652,014        --
        Other                                                             34,199        --
        Loss on sale of property and equipment                             --            2,934
        Accretion of interest on note receivable                           --          (58,704)
        Dividends payable                                                  --          111,732
        Amortization of deferred lease                                     --          (38,022)
        Changes in operating assets and liabilities:
          Other current assets                                            77,370        70,981
          Accounts payable                                              (230,611)      252,139
          Accrued compensation                                           115,838        16,666
          Other non-current liabilities                                  (35,659)       --
          Other accrued liabilities                                      (27,856)     (208,020)
                                                                     -----------   -----------

        Net cash used for operating activities                        (5,361,557)   (3,926,336)
                                                                     -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                            --           15,183
   Purchase of property and equipment                                    (18,251)       (4,458)
                                                                     -----------   -----------

        Net cash (used for) provided by
          investing activities                                           (18,251)       10,725
                                                                     -----------   -----------

Cash flows from financing activities:
   Proceeds from convertible debentures                                3,600,000        --
   Proceeds from convertible preferred stock                               --        2,990,000
   Stock issuances, net                                                    7,151        27,406
   Principal payments on capital lease obligations                      (397,173)      (69,444)
                                                                     -----------   -----------

        Net cash provided by (used for)
         financing activities                                          3,209,978     2,947,962
                                                                     -----------   -----------

Net change in cash and cash equivalents                               (2,169,830)     (967,649)
                                                                     -----------   -----------

Cash and cash equivalents, beginning balance                           3,047,236     2,796,636
                                                                     -----------   -----------

Cash and cash equivalents, ending balance                            $   877,406   $ 1,828,987
                                                                     ===========   ===========


Supplemental disclosure of cash flow information:

   Cash paid for interest                                            $   592,272   $     8,582
                                                                     ===========   ===========

   Cash paid (refunded) for income taxes                             $     5,000   $     1,197
                                                                     ===========   ===========

Supplemental disclosure of noncash financing activities:

    Conversion of convertible debentures including accrued interest  $    --       $ 1,318,734
                                                                     ===========   ===========
    Converion of convertible debentures to preferred stock           $    --       $ 2,500,000
                                                                     ===========   ===========
     Deferred lease of leasehold improvements                        $    --       $   215,465
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

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company's cash resources at December 31, 1996 were $1.8 million. Subsequent to December 31, 1996, an additional $3.0 million was received pursuant to a private placement of convertible preferred stock. An additional $6.0 million is available to the Company under this agreement over the period ending December 31, 1997, if certain conditions are met. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue operations.

B. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments).

C. On November 12, 1996 the shareholders of the Company approved the issuance of 12,000 shares of the Company's Convertible Preferred Stock (the "Preferred Stock") and related common stock purchase warrants (the "Warrants") pursuant to a financing agreement entered into in October 1996 (the "October 1996 Financing Agreement"), with the effect that, upon conversion of shares of Preferred Stock and exercise of Warrants, the holders of the Preferred Stock could own in excess of 20% of the number of shares of the Company's Common Stock outstanding on the date of issuance of the Preferred Stock.
                                        7

D. The Company sold 3,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") for $3.0 million in October 1996 and 3,000 shares of its Series C Convertible Preferred Stock (the "Series C Stock") for $3.0 million in January 1997 to an institutional investor pursuant to the October 1996 Financing Agreement. Pursuant to this agreement, the Company has the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. The Company may require the investor to make additional investments of up to $3.0 million during each of the quarters commencing on April 1, 1997 and July 1, 1997, respectively. If the aggregate investment as of September 30, 1997 is less than $12.0 million, the Company may require the investor to make an additional investment of up to $3.0 million in the quarter commencing on October 1, 1997 in an amount which would bring the total investment to $12.0 million.


Holders of the Series B Stock and Series C Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $3.60 (the average closing bid price of the Company's Common Stock on the NASDAQ National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Preferred Stock), and (ii) 85% of the average closing bid price for the Common Stock for the five consecutive trading days prior to the conversion date. Each share of Series C Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $2.61 (the average closing bid price of the Company's Common Stock on the NASDAQ National Market for the five consecutive trading days prior to the January 24, 1997 original issuance date of the Series C Preferred Stock), and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is on or before March 4, 1997, (ii) 90%, if the conversion date is after March 4, 1997 but on or before April 13, 1997, and
(iii) 85%, if the conversion date is after April 13, 1997.

As of January 27, 1997, 1,950 shares of the Series B Stock plus accrued dividends thereon had been converted into 927,167 shares of the Company's Common Stock.

Pursuant to the October 1996 Financing Agreement, the Company has issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. These warrants have an exercise price of $5.49 and expire in October 2001. Additionally, because conversion of the Series B Stock into shares of the Company's Common Stock did not occur until after the eightieth day following issuance of the Series B Stock, warrants to acquire an additional 250,000 shares of the Company's Common

Stock were issued to the investor in January 1997 with an exercise price of $3.68 per share and an expiration date in January 2002. Similarly, if conversion of the preferred stock issued in any subsequent investment, including the Series C Stock, occurs after the eightieth day following its respective issue date, warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares issuable upon conversion of such preferred stock will also be issued, with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants.

E. In September 1995, the Company subleased approximately 82% of one of its Cambridge, Massachusetts facilities for a term which initially was to expire in February 1998. In July 1996, the Company signed an amendment to this sublease agreement, increasing the subleased space from 82% to 100% of the facility and extending the term of the sublease to February 1999 with options to further extend the sublease term to February 2000. This amendment became effective in late September 1996. In connection with the amendment, the sublessor agreed to fund certain construction costs at the Company's Norwood, Massachusetts facility, totaling approximately $215,500. At December 31, 1996, this amount is reflected in the Company's consolidated balance sheets as a Deferred Lease and is being credited against rental expenses over the remaining term of the current sublease period.

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

     Since December 1994, the Company has aggressively pursued a cost cutting and control program, beginning with a restructuring plan which included halting operations at two of its facilities, reducing or eliminating certain areas of research and focusing its clinical efforts on its lead products. In addition, the Company assigned the facility and equipment leases related to two facilities in Canton and Cambridge, Massachusetts to other biotechnology companies, and pursues an overall strategy of minimizing costs.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at December 31, 1996 were approximately $1.8 million, and the Company received an additional $3.0 million in January 1997 pursuant to a private placement of convertible preferred stock issued pursuant to a financing agreement entered into in October 1996 (the "October 1996 Financing Agreement"). An additional $6.0 million is available to the Company under this agreement over a period ending December 31, 1997, if certain conditions are met. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements.

RESULTS OF OPERATIONS

 Three Months Ended December 31, 1995 and 1996

     The Company's revenues decreased approximately 10% from approximately $131,000 for the three months ended December 31, 1995 to approximately $117,000 for the three months ended December 31, 1996. Interest income totalled approximately $22,000, or 17% of revenues, for the three months ended December 31, 1995, decreasing approximately 32% to approximately $15,000, or 13% of revenues, for the three months ended December 31, 1996, reflecting the decrease in cash balances available for investment in the 1996 period. Revenues for the three months ended December 31, 1995 and 1996 include approximately $87,000 and $71,000, respectively, of development revenue, which represents revenue earned under the Small Business

Innovation Research Program of the U.S. National Science Foundation. Other income for the three months ended December 31, 1995 represents a gain on the sale of assets which were sold and leased back subject to a capital lease agreement entered into in fiscal 1994 which had been deferred and recorded as other income through December 1995. Other income for the three months ended December 31, 1996 represents accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton facility and equipment.

     The Company's total expenses decreased approximately 49% from approximately $5.1 million for the three months ended December 31, 1995 to approximately $2.6 million in the same period in 1996, primarily as a result of the Company's cost reduction efforts as described above (see "Overview").

     Research and development costs constituted the primary component of the Company's total ongoing expenses (79% in each of the three month periods ended December 31, 1995 and 1996), decreasing from approximately $2.7 million for the three months ended December 31, 1995 to approximately $2.0 million for the three months ended December 31, 1996. This 25% decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in fiscal 1995.

     General and administrative expenses increased approximately 8% from approximately $508,000 for the three months ended December 31, 1995 to approximately $548,000 for the three months ended December 31, 1996. This increase represents costs associated with the Company's financing efforts.

     Interest expense decreased from approximately $228,000 for the three months ended December 31, 1995 to approximately $6,000 for the three months ended December 31, 1996. The fiscal 1996 costs are primarily due to the interest costs associated with two of the Company's debenture financings entered into in the first quarter of fiscal 1996, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. In October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock"). Also in October 1996, the Company issued 3,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") pursuant to the October 1996 Financing Agreement. See "Liquidity and Capital Resources" for descriptions of both series. Holders of both series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. The 100% increase in dividends on convertible preferred stock represents all dividends accumulated on both series of convertible preferred stock through December 31, 1996.

     The loss on sale of assets in the three months ended December 31, 1995 represents a net loss on the Company's equipment lease at its Canton, Massachusetts facility recognized in connection with the assignment of that facility and related equipment lease to another biotechnology company.

   Six Months Ended December 31, 1995 and 1996

     The Company's revenues decreased 19% from approximately $315,000 for the six months ended December 31, 1995 to approximately $255,000 for the six months ended December 31, 1996. The major component of revenues in both years is development revenue earned under the Small Business Innovation Research Program of the U.S. National Science Foundation. This decrease in revenue was primarily caused by a decrease in interest income of approximately 35% from approximately $57,000 for the six months ended December 31, 1995 to approximately $37,000 for the six months ended December 31, 1996. This decrease is attributable to the decline in cash balances available for investment between these two periods. As in the three months ended December 31, 1995 and 1996, other income for the six months ended December 31, 1995 represents a gain on sale of assets sold and leased back subject to a capital lease agreement, and other income for the six months ended December 31, 1996 represents accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton facility and equipment.

     Total expenses decreased approximately 43% from approximately $8.9 million for the six months ended December 31, 1995 to approximately $5.0 million for the six months ended December 31, 1996. Significant components of this decrease include a charge in the six months ended December 31, 1995 for disposal of the Canton facility and equipment amounting to approximately $1.7 million, as well as a charge of approximately $600,000 of interest, financing and warrant costs charged to interest in connection with the Company's debenture financings.

     For the six months ended December 31, 1995 and 1996, research and development costs constituted the primary component of the Company's total ongoing expenses (78% and 79%, respectively), decreasing 30% from approximately $5.6 million for the 1995 period to approximately $4.0 million for the 1996 period. As in the three months ended December 31, 1996, this decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in fiscal 1995.

     General and administrative expenses increased approximately 3% from the six months ended December 31, 1995 to the same period in fiscal 1996 and was approximately $1.0 million in both periods. This small increase is attributable to the Company's ongoing financing efforts.

     Interest expense decreased approximately 89% from approximately $600,000 for the six months ended December 31, 1995 to approximately $70,000 for the six months ended December 31, 1996. As in three months ended December 31, 1996, the costs in the earlier period are primarily due to interest, financing costs and warrant costs charged to interest on the Company's debenture financings, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. Additionally, in October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Stock. Also in October 1996, the Company issued 3,000 shares of its Series

B Stock. See "Liquidity and Capital Resources" for descriptions of both series. Holders of both series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. The 100% increase in dividends on convertible preferred stock represents dividends on both series of convertible preferred stock for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1994 the Company has financed its operating deficit of approximately $41.3 million from various sources, including issuances in fiscal 1996 of convertible debentures and in fiscal 1997 of convertible preferred stock, proceeds from the assignment of leases in fiscal year 1996 and from the exercise of stock options. Since July 1, 1994 the Company has earned approximately $0.6 million of interest income. At December 31, 1996 approximately $1.8 million of cash and cash equivalents remained available, and an additional $3.0 million was received in January 1997 pursuant to the October 1996 Financing Agreement.

     In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Stock, with a stated value of $1,000 per share. Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share plus accrued dividends by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments).

     The Company sold 3,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") for $3.0 million in October 1996 and 3,000 shares of its Series C Convertible Preferred Stock (the "Series C Stock") for $3.0 million in January 1997 to an institutional investor as part of an agreement which grants the Company the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. If certain conditions are met, the Company may require the investor to make additional investments of up to $3.0 million during each of the quarters commencing on April 1, 1997 and July 1, 1997, respectively, and, if the aggregate investment as of September 30, 1997 is less than $12.0 million, the Company may require the investor to make an additional investment of up to $3.0 million in the quarter commencing on October 1, 1997 in an amount which would bring the total investment to $12.0 million.

     Holders of the Series B Stock and Series C Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of the Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $3.60 (the average closing bid price of the Company's Common Stock on the NASDAQ National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Series B Stock), and
(ii) 85% of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). Each share of Series C Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $2.61 (the average closing bid price of the Company's Common Stock on the NASDAQ National Market for the five consecutive trading days prior to the January 24, 1997 original issue date of the Series C Stock), and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is on or before March 4, 1997, (ii) 90%, if the conversion date is after March 4, 1997 but on or before April 13, 1997, and (iii) 85%, if the conversion date is after April 13, 1997. At the Company's option, accrued dividends payable on shares of Series B Stock or Series C Stock being converted may be paid in Common Stock in lieu of cash.

     As of January 27, 1997, 1,950 shares of the Series B Stock plus accrued dividends thereon had been converted into 927,167 shares of the Company's Common Stock.

     In connection with the October 1996 Financing Agreement, the Company has issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. The warrants have an exercise price of $5.49 and expire in October 2001. Additionally, because conversion of the Series B Stock into shares of the Company's Common Stock occurred after the eightieth day following issuance of the Series B Stock, warrants to acquire an additional 250,000 shares of the Company's Common Stock were issued to the investor with an exercise price of $3.68 per share and an expiration date in January 2002. Similarly, if conversion of the preferred stock issued in any subsequent investment, including the Series C Stock, occurs after the eightieth day following its respective issue date, warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares issuable upon conversion of such preferred stock will also be issued, with an exercise price equal to 150% of the closing sale price of the Common Stock on the date of issuance of the warrants.

     In the period since July 1, 1994 approximately $0.7 million was expended on property and equipment. Of this amount, approximately $0.2 million was reimbursed to the Company by a sublessee as part of an amendment to a sublease agreement which became effective in fiscal 1997. No significant amounts are expected to be expended on property and equipment throughout the remainder of fiscal 1997.

     ImmunoGen was committed under its agreements with ATI to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such equity. As of December 31, 1996 amounts owed by ATI to ImmunoGen approximated $12.0 million. The Company intends to convert a majority of this amount into equity of ATI, thereby satisfying the agreement to provide an additional $3.0 million in equity.

     The Company anticipates that its capital resources existing at December 31, 1996 plus the additional $3.0 million received from its January 1997 sale of Series C Stock will enable it to maintain its current and planned operations through approximately June 1997. Receipt of the remaining $6.0 million available to the Company under the October 1996 Financing Agreement would enable the Company to extend its operations through approximately February 1998. However, because the Company must satisfy certain conditions, including maintaining certain price and volume levels in trading of its Common Stock, there can be no assurance that the Company will receive any or all of the remaining $6.0 million available under this financing arrangement. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements, no assurance can be given that such financing will in fact be available on acceptable terms to the Company, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue its operations.

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

Item 2.  Changes in Securities
         ---------------------

          On October 3, 1996, the Company filed Restated Articles of Organization which amended and restated the Company's Restated Articles of Organization previously in effect to eliminate all previously authorized shares of Preferred Stock, authorize 5,000,000 shares of a new class of Preferred Stock, and designate 2,500 shares of Series A Preferred Stock ("Series A Stock"). On October 16, 1996, the Company filed a Certificate of Vote of Directors Establishing a Series of a Class of Stock designating 3,000 shares of Series B Stock. On October 17, 1996, the Company issued all 3,000 shares of Series B Stock. On January 24, 1997, the Company filed a Certificate of Vote of Directors Establishing a Series of a Class of Stock designating 3,000 shares of Series C Stock. As of February 11, 1997, the Company has issued all 3,000 shares of Series C Stock to an institutional investor pursuant to the October 1996 Financing Agreement.

          On January 24, 1997, the Company sold 3,000 shares of Series C Stock to an accredited investor for an aggregate cash consideration of $3.0 million in a self-directed private placement under Regulation D of the Securities Act of 1933, as amended. If the Series C Shares are converted after the eightieth day following their issuance, the Company will issue to the investor warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares issuable upon conversion of the Series C Stock at an exercise price equal to 150% of the closing price of the Common Stock on the date of issuance of the warrants.

          Each share of Series A Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the stated value of the Series A Stock of $1,000 per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). Each share of Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the stated value of the Series B Stock of $1,000 per share by the lesser of (i) $3.60, and (ii) 85% of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). As of February 11, 1997, all 3,000 shares of Series B Stock plus accrued dividends thereon has been converted into 927,167 shares of the Company's Common Stock. Each share of Series C Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the stated value of the Series C Stock of $1,000 per share by the lesser of (i) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments), and (ii) $2.61. The Applicable Percentage will be (i) 100%, if the conversion date is on or before March 4, 1997, (ii) 90%, if the conversion date is after March 4 but on or before April 13, 1997, and (iii) 85%, if the conversion date is after April 13, 1997.

          Holders of the Series A Stock, Series B Stock and Series C Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, in arrears on the conversion date. The holders of all three series of preferred stock are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each holder of both series of preferred stock has a liquidation preference equal to $1,000 plus an amount equal to accrued but unpaid dividends per share, whether declared or not, but without interest, before any distribution or payment shall be made to the holders of any junior securities. No dividends may be paid on the Common Stock unless all dividends on the Series A Stock, Series B Stock and Series C Stock have been paid or amounts for their payment have been put aside.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Shareholders was held by the Company on November 12, 1996. At the Meeting, the following matters were voted upon:

                    The proposal to fix the number of directors at six and to elect six directors to hold office until the next Annual Meeting of Shareholders was approved by the following vote:
                    15,416,688 Shares FOR and 172,469 Shares WITHHELD.

                    The proposal to issue 12,000 Shares of the Company's Convertible Preferred Stock (the "Preferred Stock") and related common stock purchase warrants (the "Warrants"), with the effect that, upon conversion of Shares of Preferred Stock and exercise of Warrants, the holders of Preferred Stock could own in excess of 20% of the number of Shares of the Company's Common Stock outstanding on the date of issuance of the Preferred Stock was approved by the following vote: 7,253,261 Shares FOR, 422,964 Shares AGAINST, 183,211 Shares ABSTAINED and 7,729,721 Shares representing BROKER NO VOTES.

Item 5.  Other Information
         -----------------

           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)     Exhibits

                  Exhibit

                    4.1     Designation of Series B Preferred Stock

                    4.2     Designation of Series C Preferred Stock

                   10.38 Warrant dated January 6, 1997 issued to Southbrook International Investments, Ltd.

                   27       Financial Data Schedule

           (b) No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IMMUNOGEN, INC.





Date: February 14, 1997            By:   /s/Mitchel Sayare
                                       -------------------
                                         Mitchel Sayare
                                         Chief Executive Officer
                                         (principal executive officer)





Date: February 14, 1997            By:   /s/Frank J. Pocher
                                       --------------------
                                         Frank J. Pocher
                                         Executive Vice President, Operations
                                         and Chief Financial Officer
                                         (principal financial officer)

                               IMMUNOGEN, INC.

                                EXHIBIT INDEX


Exhibit
-------

  4.1           Designation of Series B Preferred Stock

  4.2           Designation of Series C Preferred Stock

  10.38         Warrant dated January 6, 1997 issued to Southbrook
                   International Investments, Inc.

  27            Financial Data Schedule