Form 10-K/A
period 1996-06-30
IMMUNOGEN INC
filed 1997-04-08
CIK 855654

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                                AMENDMENT NO. 1


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


                   333 PROVIDENCE HIGHWAY, NORWOOD, MA 02062

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (617) 769-4242

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


     Portions of the registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference unto Part III of this Report.


================================================================================

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


                                                             YEAR ENDED JUNE 30,
                                        -------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                        ---------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................   $   2,770   $    1,658   $      926   $      512   $      568
Total expenses.......................      18,074       20,274       24,606       20,363      (19,490)
Net loss.............................     (15,344)     (18,634)     (23,690)     (19,857)     (18,923)
Loss per share of common stock.......       (1.58)       (1.76)       (2.09)       (1.58)       (1.32)
Total assets.........................      62,036       46,458       38,384       17,046        8,506
Capital lease obligations,
  less current portion...............         551        1,212        3,338        2,331           37
Stockholders' equity.................      59,080       40,540       29,960       10,123          777
Weighted average shares
  outstanding........................   9,702,988   10,617,109   11,332,194   12,571,134   14,379,064


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


     The Company's total expenses decreased 17% from approximately $24.6 million in fiscal 1994 to approximately $20.4 million in fiscal 1995 and then decreased 4% to approximately $19.5 million in fiscal 1996. Exclusive of the one-time charge to dispose of the Canton assets (approximately $2.0 million) and the financing costs associated with the issuances of debt securities which were charged to interest expense (approximately $5.6 million), the decrease between fiscal 1995 and 1996 operating expenses would have been substantially greater.


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


     Interest expense increased 193% from approximately $174,000 in fiscal 1994 to approximately $510,000 in fiscal 1995, and then increased to approximately $6.1 million in fiscal 1996. The increase between fiscal 1994 and 1995 was due to the utilization of capital lease arrangements to finance certain equipment and leasehold improvements at its Canton production facility. The increase between fiscal 1995 and fiscal 1996 was due primarily to the substantial costs incurred in conjunction with the issuances of convertible debentures, including a non-cash charges to interest of approximately $2.7 million related to warrants issued in connection with the Company's fiscal 1996 issuance of convertible debentures, $2.4 million related to a discount in the convertible debenture, and $511,000 of cash fees paid to third parties in connection with its debenture financings.


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

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................    7
Consolidated Financial Statements:
  Consolidated Balance Sheets at June 30, 1995 and 1996...............................    8
  Consolidated Statements of Operations for the Years
     Ended June 30, 1994, 1995 and 1996...............................................    9
  Consolidated Statements of Stockholders' Equity
     for the Years Ended June 30 1994, 1995 and 1996..................................   10
  Consolidated Statements of Cash Flows for the Years
     Ended June 30 1994, 1995 and 1996................................................   11
  Notes to Consolidated Financial Statements..........................................   12

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ImmunoGen, Inc.:


     We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996, which financial statements have been restated, as described in Note K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


Boston, Massachusetts

August 28, 1996, except for Note K, as to         COOPERS & LYBRAND L.L.P.
which the date is April 4, 1997.

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1996


                                                                           JUNE 30,
                                                                -------------------------------
                                                                    1995              1996
                                                                -------------     -------------
ASSETS
Cash and cash equivalents.....................................  $   3,047,236     $   2,796,636
Prepaids and other current assets.............................        293,852           163,280
                                                                -------------     -------------
     Total current assets.....................................      3,341,088         2,959,916
                                                                -------------     -------------
Property and equipment, net of accumulated depreciation.......     13,621,383         4,163,416
Note receivable...............................................       --               1,338,929
Other assets..................................................         83,700            43,700
                                                                -------------     -------------
          Total assets........................................  $  17,046,171     $   8,505,961
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..............................................      2,229,003           733,446
Accrued compensation..........................................        397,153           233,515
Other accrued liabilities.....................................        898,073           832,573
Current portion of capital lease obligations..................        942,749           141,533
                                                                -------------     -------------
     Total current liabilities................................      4,466,978         1,941,067
                                                                -------------     -------------
Capital lease obligations.....................................      2,330,680            37,068
Convertible debentures........................................       --               5,750,443
Other non-current liabilities.................................        125,354          --
Commitments (Notes H and I)
Redeemable convertible preferred stock, $.01 par value;
  authorized 277,080 shares; none issued......................       --                --
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000 and
  30,000,000 as of June 30, 1995 and 1996, respectively;
  issued and outstanding 12,578,606 and 16,599,855 shares as
  of June 30, 1995 and 1996, respectively.....................        125,786           165,999
  Additional paid-in capital..................................    118,988,736       128,525,884
                                                                -------------     -------------
                                                                  119,114,522       128,691,883
  Accumulated deficit.........................................   (108,991,363)     (127,914,500)
                                                                -------------     -------------
     Total stockholders' equity...............................     10,123,159           777,383
                                                                -------------     -------------
          Total liabilities and stockholders' equity..........  $  17,046,171     $   8,505,961
                                                                 ============      ============


    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                                      JUNE 30,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
Revenues:
  Development fees...............................  $     74,700                      $    398,289
  Interest.......................................       839,005     $    459,293          124,208
  Licensing......................................       --               --                18,070
  Other..........................................        12,504           52,571           27,856
                                                   ------------     ------------     ------------
          Total revenues.........................       926,209          511,864          568,423
                                                   ------------     ------------     ------------
Expenses:
  Research and development.......................    19,929,474       16,819,082        9,622,132
  General and administrative.....................     4,502,259        3,034,087        1,769,414
  Interest.......................................       173,867          509,700        6,096,894
  Loss on disposal of assets.....................       --               --             2,001,480
                                                   ------------     ------------     ------------
          Total expenses.........................    24,605,600       20,362,869       19,489,920
                                                   ------------     ------------     ------------
Loss before income taxes.........................   (23,679,391)     (19,851,005)     (18,921,497)
Income tax expense...............................        11,075            6,063            1,640
                                                   ------------     ------------     ------------
Net loss.........................................  $(23,690,466)    $(19,857,068)    $(18,923,137)
                                                    ===========      ===========      ===========
Loss per common share............................  $      (2.09)    $      (1.58)    $      (1.32)
                                                    ===========      ===========      ===========
Shares used in computing loss per share
  amounts........................................    11,332,194       12,571,134       14,379,064
                                                    ===========      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                 COMMON STOCK
                                   ----------------------------------------
                                                                ADDITIONAL                           TOTAL
                                                                 PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                     SHARES        AMOUNT        CAPITAL           DEFICIT           EQUITY
                                   -----------    --------     ------------     -------------     ------------
Balance at June 30, 1993.........   10,498,793    $104,988     $105,878,986     $ (65,443,829)    $ 40,540,145
                                    ----------    --------     ------------     -------------     ------------
  Issuance of common stock.......    2,055,938      20,559       13,012,864          --             13,033,423
  Issuance of common stock
    warrants.....................      --            --              76,738          --                 76,738
  Net loss.......................      --            --             --            (23,690,466)     (23,690,466)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1994.........   12,554,731     125,547      118,968,588       (89,134,295)      29,959,840
                                    ----------    --------     ------------     -------------     ------------
  Stock options excercised.......       23,875         239           20,148          --                 20,387
  Net loss.......................      --            --             --            (19,857,068)     (19,857,068)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1995.........   12,578,606     125,786      118,988,736      (108,991,363)      10,123,159
                                    ----------    --------     ------------     -------------     ------------
  Stock options excercised.......      168,500       1,685          120,900          --                122,585
  Conversion of convertible
    debentures...................    3,852,749      38,528        6,722,763          --              6,761,291
  Issuance of common stock
    warrants.....................      --            --           2,693,485          --              2,693,485
  Net loss.......................      --            --             --            (18,923,137)     (18,923,137)
                                    ----------    --------     ------------     -------------     ------------
Balance at June 30, 1996.........   16,599,855    $165,999     $128,525,884     $(127,914,500)    $    777,383
                                    ==========    ========     ============     =============     ============


    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                                                  JUNE 30,
                                                                 ------------------------------------------
                                                                     1994           1995           1996
                                                                 ------------   ------------   ------------
Cash flows from operating activities:
  Net loss.....................................................  $(23,690,466)  $(19,857,068)  $(18,923,137)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization..............................     2,031,477      3,350,685      2,516,231
    Loss on disposal of facility...............................         4,888        (15,630)     2,001,480
    Amortization of discount on convertible
      debentures charged to interest expense...................       --             --           5,398,352
    Amortization of debt issuance costs........................       --             --             511,000
    Other......................................................       --             --              25,674
    Change in operating assets and liabilities:
      Other current assets.....................................        18,988        335,957        267,168
      Note receivable..........................................       --             --             (48,395)
      Other assets.............................................       392,015        --             --
      Accounts payable.........................................      (566,100)        19,852       (288,690)
      Accrued compensation.....................................       531,073       (619,941)      (163,638)
      Accrued construction costs...............................      (616,816)       --             --
      Other accrued liabilities................................       176,728         48,275         98,777
      Other non-current liabilities............................       250,709        --             (27,856)
                                                                 ------------   ------------   ------------
    Net cash used for operating activities.....................   (21,467,504)   (16,737,870)    (8,633,034)
                                                                 ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment...........................    (7,628,278)      (477,288)       (23,608)
  Proceeds from sale/maturity of marketable securities.........    40,967,462     30,505,763        --
  Purchase of marketable securities............................   (35,685,475)   (10,925,635)       --
                                                                 ------------   ------------   ------------
    Net cash (used for) provided by investing activities.......    (2,346,291)    19,102,840        (23,608)
                                                                 ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from convertible debentures.........................       --             --           8,600,000
  Debt issuance costs..........................................       --             --            (511,000)
  Stock issuances, net.........................................    13,033,423         20,387        122,585
  Proceeds from sale/leaseback transactions....................     4,015,330        --             --
  Principal payments on capital lease obligations..............    (1,197,999)      (910,510)      (455,543)
  Proceeds from assignment of lease............................       --             --             650,000
                                                                 ------------   ------------   ------------
    Net cash provided by (used for) financing activities.......    15,850,754       (890,123)     8,406,042
                                                                 ------------   ------------   ------------
Net change in cash and cash equivalents........................    (7,963,041)     1,474,847       (250,600)
                                                                 ------------   ------------   ------------
Cash and cash equivalents, beginning balance...................     9,535,430      1,572,389      3,047,236
                                                                 ------------   ------------   ------------
Cash and cash equivalents, ending balance......................  $  1,572,389   $  3,047,236   $  2,796,636
                                                                 ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................................  $    156,669   $    513,635   $    684,325
                                                                 ============   ============   ============
  Cash paid (refunded) for income taxes........................  $     12,310   $     (4,390)  $      5,000
                                                                 ============   ============   ============
Supplemental disclosure of noncash financing activities:
  Conversion of convertible debentures.........................  $    --        $    --        $  6,653,340
                                                                 ============   ============   ============
  Conversion of accounts payable to 11.5% convertible
    debenture..................................................  $    --        $    --        $  1,312,943
                                                                 ============   ============   ============
  Assignment of capital lease obligations......................  $    --        $    --        $  2,639,285
                                                                 ============   ============   ============
  Note receivable issued in relation to assignment of lease....  $    --        $    --        $  1,338,929
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


     If the conversions of convertible debentures into common shares of the Company which occurred during 1996 (see Note A) had occurred at the beginning of the fiscal year, then the weighted average number of shares outstanding used to calculate the loss per share would have been 16,485,630 and the loss per share would have been $1.15.



     If the above conversions described above plus the conversion in July 1996 (see Note A) had occurred at the beginning of the fiscal year, the weighted average number of shares outstanding used to calculate the loss per share would have been 16,837,292 and the loss per share would have been $1.12.


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

     The minimum rental commitments, including real estate taxes, for the next five years under the lease agreements are as follows:

                     FISCAL YEAR                  COMMITMENTS     SUBLEASE INCOME        NET
        --------------------------------------    -----------     ---------------     ---------
        1997..................................     $ 921,230         $ 751,447        $ 169,783
        1998..................................       566,469           792,306         (225,837)
        1999..................................       524,804           561,298          (36,494)
        2000..................................       447,382                --          447,382
        2001..................................       447,382                --          447,382

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

                                IMMUNOGEN, INC.

     Assets recorded under capital leases as of June 30, 1995 and 1996 are included in property and equipment as follows:

                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1995          1996
                                                                   ----------     ---------
    Machinery and equipment......................................  $1,590,510     $ 989,975
    Leasehold improvements.......................................   3,413,490            --
    Less accumulated depreciation................................   1,727,403       866,230
                                                                   ----------     ---------
    Net book value...............................................  $3,276,597     $ 123,745
                                                                   ==========     =========

The future minimum lease payments are as follows:

                                  FISCAL YEAR                                    AMOUNT
    ------------------------------------------------------------------------    ---------
    1997....................................................................    $ 150,129
    1998....................................................................       37,532
                                                                                 --------
    Total future minimum lease payments.....................................      187,661
    Less amount representing interest.......................................        9,060
                                                                                 --------
    Present value of minimum lease payments.................................      178,601
    Less current portion....................................................      141,533
                                                                                ---------
    Noncurrent portion, minimum lease payments..............................    $  37,068
                                                                                =========

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


K. SUBSEQUENT EVENT



     In March 1997, the Securities and Exchange Commission issued a new interpretation for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. Accordingly, the Company has restated its financial statements for the year ended June 30, 1996.



     The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock.



     At June 30, 1996, compliance with this new ruling resulted in a non-cash charge to interest expense of $2.4 million, and accounted for a $.17 per share increase in the Company's loss per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMMUNOGEN, INC.


                                 By: /s/       FRANK J. POCHER
                                     ------------------------------------------
                                     Frank J. Pocher
                                     Executive Vice President -- Operations and
                                     Chief Financial Officer

                                       Dated: April 7, 1997