Form 10-Q/A
period 1996-09-30
IMMUNOGEN INC
filed 1997-04-08
CIK 855654

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1


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

                                 (617) 769-4242
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Signatures................................................................. 14

Item 1. FINANCIAL STATEMENTS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS
As of June 30, 1996, September 30, 1996,
and Pro Forma at September 30, 1996 (unaudited)
                                                                                                        Pro Forma      Pro Forma
                                                                       June 30,      September 30,    Adjustment(A)   September 30,
                                                                     -------------   -------------    -------------   -------------
                                                                         1996            1996                             1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                            $   2,796,636   $     955,597      $ 2,990,000   $   3,945,597
Prepaids and other current assets                                          163,280         595,899           --             595,899
                                                                     -------------   -------------      -----------   -------------
  Total current assets                                                   2,959,916       1,551,496        2,990,000       4,541,496
                                                                     -------------   -------------      -----------   -------------

Property and equipment, net of accumulated depreciation                  4,163,416       3,698,903           --           3,698,903
Note receivable                                                          1,338,929       1,037,966           --           1,037,966
Other assets                                                                43,700          43,700           --              43,700
                                                                     -------------   -------------      -----------   -------------
   Total assets                                                      $   8,505,961   $   6,332,065      $ 2,990,000   $   9,322,065
                                                                     =============   =============      ===========   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           733,446       1,054,430           --           1,054,430
Accrued compensation                                                       233,515         158,358           --             158,358
Other accrued liabilities                                                  832,573         731,081           --             731,081
Current portion of capital lease obligations                               141,533         144,203           --             144,203
                                                                     -------------   -------------      -----------   -------------
  Total current liabilities                                              1,941,067       2,088,072           --           2,088,072
                                                                     -------------   -------------      -----------   -------------

Capital lease obligations                                                   37,068          --               --              --
Convertible debentures                                                   5,750,443       4,437,500      $(4,437,500)         --
Other non-current liabilities                                               --              --               --

Commitments

Redeemable convertible preferred stock,
 $.01 par value; authorized 277,080 shares;
 none issued; all authorized shares cancelled
   on September 12, 1996                                                    --              --               --              --

Stockholders' equity :
  Preferred stock; $.01 par value; authorized 5,000,000 as of
  September 30, 1996:
   Convertible preferred stock, Series A, $.01 par value;
     issued and outstanding 2,500 shares at October 3,
     1996 (liquidation preference - stated value plus
     accrued but unpaid dividends per share; excludes interest)             --              --                   25              25
   Convertible preferred stock, Series B, $.01 par value; issued and outstanding 3,000 shares at October 16, 1996
     (liquidation preference - stated value plus accrued but
     unpaid dividends per share; excludes interest)                         --              --                   30              30
   Common stock, $.01 par value; authorized
     30,000,000 as of June 30, 1996 and September 30, 1996,
     respectively; issued and outstanding 16,599,855 and 16,961,494
     as of June 30, 1996 and September 30, 1996, respectively              165,999         169,616           --             169,616
   Additional paid-in capital                                          128,525,884     129,864,459        7,427,445     137,291,904
                                                                     -------------   -------------      -----------   -------------
                                                                       128,691,883     130,034,075        7,427,500     137,461,575
Accumulated deficit                                                   (127,914,500)   (130,227,582)          --         130,227,582
                                                                     -------------   -------------      -----------   -------------
  Total stockholders' equity                                               777,383        (193,507)       7,427,500       7,233,993
                                                                     -------------   -------------      -----------   -------------
   Total liabilities and stockholders' equity                        $   8,505,961   $   6,332,065      $ 2,990,000   $   9,322,065
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

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 1996 and for
  the three months ended September 30, 1996 (unaudited)
                                                     Common Stock
                                        --------------------------------------
                                                                   Additional                          Total
                                                                    Paid-in        Accumulated      Stockholders'
                                          Shares       Amount       Capital          Deficit           Equity
                                        ----------    --------    ------------    -------------     -------------
Balance at June 30, 1995                12,578,606    $125,786    $118,988,736    $(108,991,363)    $ 10,123,159
                                        ----------    --------    ------------    -------------     ------------

Stock options excercised                   168,500       1,685         120,900          --               122,585
Conversion of convertible debentures     3,852,749      38,528       6,722,763          --             6,761,291
Issuance of common stock warrants            --          --          2,693,485          --             2,693,485
Net loss                                     --          --            --           (18,923,137)     (18,923,137)
                                        ----------    --------    ------------    -------------     ------------

Balance at June 30, 1996                16,599,855     165,999     128,525,884     (127,914,500)         777,883
                                        ==========    ========    ============    =============     ============

Stock options excercised                     9,977         100          23,358          --                23,458
Conversion of convertible debentures       351,662       3,517       1,315,217          --             1,318,734
Net loss                                     --          --            --            (2,313,082)      (2,313,082)
                                        ----------    --------    ------------    -------------     ------------

Balance at September 30, 1996           16,961,494    $169,616    $129,864,459    $(130,227,582)    $   (193,507)
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


E. In March 1997, the Securities and Exchange Commission issued a new interpretation for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. Accordingly, the Company has restated its financial statements for the quarter ended September 30, 1996.

The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock.

At September 30, 1996, compliance with this new ruling did not result in any change in the Company's net loss or loss per share, but did result in changes to additional paid-in capital and accumulated deficit carried forward from the balance sheet for the year ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


     Holders of the Series B Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of the Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of
(i) $3.60 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Preferred Stock), and (ii) the Applicable Percentage (defined below) of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). The Applicable Percentage will be (i) 100%, if the conversion date is before November 25, 1996, (ii) 90%, if the conversion date is after November 25, 1996 but on or before January 4, 1997, and (iii) 85%, if the conversion date is after January 4, 1997.

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



                                     IMMUNOGEN, INC.





Date: April 7, 1997                  By:   /s/ Frank J. Pocher
                                           -----------------------------------
                                           Frank J. Pocher
                                           Executive Vice President-Operations
                                           and Chief Financial Officer
                                           (principal financial officer)