Form 10-Q/A
period 1996-12-31
IMMUNOGEN INC
filed 1997-04-08
CIK 855654

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

Signatures................................................................... 20

ITEM 1. FINANCIAL STATEMENTS



IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1996 and December 31, 1996


                                                         June 30,          December 31,
                                                      -------------       -------------

                                                           1996                1996
---------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                             $   2,796,636       $   1,828,987
Prepaids and other current assets                           163,280             422,299
                                                      -------------       -------------

   Total current assets                                   2,959,916           2,251,286
                                                      -------------       -------------

Property and equipment, net of
  accumulated depreciation                                4,163,416           3,547,561
Note receivable                                           1,338,929           1,067,633
Other assets                                                 43,700              43,700
                                                      -------------       -------------

       Total assets                                   $   8,505,961       $   6,910,180
                                                      =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            733,446             985,585
Accrued compensation                                        233,515             250,181
Other accrued liabilities                                   832,573             763,534
Current portion of capital lease obligations                141,533             109,157
Current portion of deferred lease                           --                  152,088
                                                      -------------       -------------

      Total current liabilities                           1,941,067           2,260,545
                                                      -------------       -------------

Capital lease obligations                                    37,068             --
Deferred lease                                              --                   25,355
Convertible  debentures                                   5,750,443             --

Commitments

Stockholders' equity :
   Preferred stock; $.01 par value;
   authorized 5,000,000 as of
   September 30, 1996:
     Convertible preferred stock,  Series A,
        $.01 par value; issued and outstanding
        2,500 shares at October 3, 1996
        (liquidation preference - stated value
         plus accrued but unpaid dividends per
        share; excludes interest)                           --                       25
     Convertible preferred stock, Series B,
        $.01 par value; issued and outstanding
        3,000 shares at October 16, 1996
         (liquidation preference -  stated                  --                       30
         value plus accrued but unpaid
         dividends per share; excludes interest)
   Common stock, $.01 par value; authorized
       30,000,000 as of June 30, 1996 and
       December 31, 1996, respectively;
       Issued and outstanding 16,599,855 and
       16,963,161 as of June 30, 1996 and
       December 31, 1996, respectively                      165,999             169,632
   Additional paid-in capital                           128,525,884         137,703,973
                                                      -------------       -------------

                                                        128,691,883         137,873,660
Accumulated deficit                                    (127,914,500)       (133,249,380)
                                                      -------------       -------------

 Total stockholders' equity                                 777,383           4,624,280
                                                      -------------       -------------

   Total liabilities and stockholders' equity         $   8,505,961       $   6,910,180
                                                      =============       =============


     The accompanying notes are an integral part of the financial statements.


IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended December 31, 1995 and 1996


                                                Three Months Ended             Six Months Ended
                                                   December 31,                 December 31,
                                             -------------------------------------------------------

                                                1995           1996           1995           1996
----------------------------------------------------------------------  ----------------------------

Revenues:
   Development fees                       $     86,834   $     71,076   $    223,162   $    153,232
   Interest                                     22,281         15,219         56,614         36,599
   Licensing                                     7,500            929          7,500          6,572
   Other                                        13,929         29,667         27,857         58,704
                                          ------------   ------------   ------------   ------------

      Total revenues                           130,544        116,891        315,133        255,107
                                          ------------   ------------   ------------   ------------


Expenses:
   Research and development                  2,721,238      2,031,389      5,645,838      3,977,622
   General and administrative                  507,693        548,330        961,264        986,249
   Interest                                    228,166          5,862        592,272         72,724
   Loss on disposal of assets                1,652,014        --           1,652,014        --
                                          ------------   ------------   ------------   ------------

      Total expenses                         5,109,111      2,585,580      8,851,388      5,036,595
                                          ------------   ------------   ------------   ------------


Loss before income taxes                    (4,978,567)    (2,468,689)    (8,536,255)    (4,781,488)

Income tax expense                                 294            200            747            483
                                          ------------   ------------   ------------   ------------

Net loss                                    (4,978,861)    (2,468,889)    (8,537,002)    (4,781,971)
                                          ------------   ------------   ------------   ------------

Dividends on convertible preferred stock       --             552,909        --             552,909
                                          ------------   ------------   ------------   ------------

Net loss to common shareholders           $ (4,978,861)  $ (3,021,798)  $ (8,537,002)  $ (5,334,880)
                                          ============   ============   ============   ============


Loss per common share                     $      (0.36)  $      (0.18)  $      (0.65)         (0.31)
                                          ============   ============   ============   ============

Shares used in computing loss
   per share amounts                        13,757,414     16,960,993     13,169,662     16,939,002
                                          ============   ============   ============   ============




     The accompanying notes are an integral part of the financial statements.



IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 1996 and for the six months ended December 31, 1996

                                                               Common Stock
                                                     ----------------------------------
                                                                           Additional
                                                                             Paid-in
                                                       Shares     Amount     Capital
                                                     ---------   -------  -------------


Balance at June 30, 1995                             12,578,606  $125,786  $118,988,736
                                                     ----------  --------  ------------

Stock options exercised                                 168,500     1,685       120,900
Conversion of convertible debentures                  3,852,749    38,528     6,722,763
Issuance of common stock warrants                        --         --        2,693,485
Net loss                                                 --         --          --
                                                     ----------  --------  ------------

Balance at June 30, 1996                             16,599,855   165,999   128,525,884
                                                     ==========  ========  ============

Stock options exercised                                  11,644       116        27,290
Conversion of convertible debentures
     into common stock                                  351,662     3,517     1,315,217
Exchange of convertible debentures for
     series A preferred stock                            --         --          --
Issuance of series B convertible preferred stock         --         --          --
Dividends payable                                        --         --          --
Net loss for the six months ended December 31, 1996      --         --          --
                                                     ----------  --------  ------------

Balance at December 31, 1996                         16,963,161  $169,632  $129,868,391
                                                     ==========  ========  ============





                                                             Preferred Stock
                                                     ----------------------------
                                                                       Additional                          Total
                                                                        Paid-in        Accumulated      Stockholders'
                                                    Shares   Amount     Capital           Deficit         Equity
                                                    ------   ------   ----------     -------------     ------------

Balance at June 30, 1995                                      $       $              $(108,991,363)    $ 10,123,159
                                                    -----     ---     ----------     -------------     ------------

Stock options exercised                               --       --         --               --               122,585
Conversion of convertible debentures                  --       --         --               --             6,761,291
Issuance of common stock warrants                     --       --         --               --             2,693,485
Net loss                                              --       --         --           (18,923,137)     (18,923,137)
                                                    -----     ---     ----------     -------------     ------------

Balance at June 30, 1996                              --       --         --          (127,914,500)         777,383
                                                    =====     ===     ==========     =============     ============

Stock options exercised                               --       --         --               --                27,406
Conversion of convertible debentures
     into common stock                                --       --         --               --             1,318,734
Exchange of convertible debentures for
     series A preferred stock                       2,500      25      4,437,475           --             4,437,500
Issuance of series B convertible preferred stock    3,000      30      3,398,107           --             3,398,137
Dividends payable                                     --       --         --              (552,909)        (552,909)
Net loss for the six months ended December 31, 1996   --       --         --            (4,781,971)      (4,781,971)
                                                    -----     ---     ----------     -------------     ------------

Balance at December 31, 1996                        5,500     $55     $7,835,582     $(133,249,380)    $  4,624,280
                                                    =====     ===     ==========     =============     ============



    The accompanying notes are an integral part of the financial statements.



IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1995 and 1996


                                                                             December 31,
                                                                     --------------------------

                                                                        1995            1996
                                                                     -----------   ------------

Cash flows from operating activities:
   Net loss                                                          $(8,537,002)  $(5,334,880)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                                  1,590,150       817,661
        Loss on disposal of facility                                   1,652,014        --
        Other                                                             34,199        --
        Loss on sale of property and equipment                             --            2,934
        Accretion of interest on note receivable                           --          (58,704)
        Dividends payable                                                  --          552,909
        Amortization of deferred lease                                     --          (38,022)
        Changes in operating assets and liabilities:
          Other current assets                                            77,370        70,981
          Accounts payable                                              (230,611)      252,139
          Accrued compensation                                           115,838        16,666
          Other non-current liabilities                                  (35,659)       --
          Other accrued liabilities                                      (27,856)     (208,020)
                                                                     -----------   -----------

        Net cash used for operating activities                        (5,361,557)   (3,926,336)
                                                                     -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                            --           15,183
   Purchase of property and equipment                                    (18,251)       (4,458)
                                                                     -----------   -----------

        Net cash (used for) provided by
          investing activities                                           (18,251)       10,725
                                                                     -----------   -----------

Cash flows from financing activities:
   Proceeds from convertible debentures                                3,600,000        --
   Proceeds from convertible preferred stock                               --        2,990,000
   Stock issuances, net                                                    7,151        27,406
   Principal payments on capital lease obligations                      (397,173)      (69,444)
                                                                     -----------   -----------

        Net cash provided by (used for)
         financing activities                                          3,209,978     2,947,962
                                                                     -----------   -----------

Net change in cash and cash equivalents                               (2,169,830)     (967,649)
                                                                     -----------   -----------

Cash and cash equivalents, beginning balance                           3,047,236     2,796,636
                                                                     -----------   -----------

Cash and cash equivalents, ending balance                            $   877,406   $ 1,828,987
                                                                     ===========   ===========


Supplemental disclosure of cash flow information:

   Cash paid for interest                                            $   592,272   $     8,582
                                                                     ===========   ===========

   Cash paid (refunded) for income taxes                             $     5,000   $     1,197
                                                                     ===========   ===========

Supplemental disclosure of noncash financing activities:

    Conversion of convertible debentures including accrued interest  $    --       $ 1,318,734
                                                                     ===========   ===========
    Converion of convertible debentures to preferred stock           $    --       $ 4,437,500
                                                                     ===========   ===========
     Deferred lease of leasehold improvements                        $    --       $   215,465
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



F. In March 1997, the Securities and Exchange Commission issued a new interpretation for the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. Accordingly, the Company has restated its financial statements for the quarter ended December 31, 1996.

The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock.

At December 31, 1996, compliance with this new ruling resulted in changes to additional paid-in capital and accumulated deficit carried forward from the balance sheet for the year ended June 30, 1996, a non-cash dividend to preferred shareholders of approximately $441,000, and accounted for a $.03 per share increase in the Company's loss per share.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IMMUNOGEN, INC.





Date: April 7, 1997              By:   /s/Frank J. Pocher
                                       --------------------
                                         Frank J. Pocher
                                         Executive Vice President-Operations
                                         and Chief Financial Officer
                                         (principal financial officer)