Form 10-Q
period 1997-03-31
IMMUNOGEN INC
filed 1997-05-15
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ----------------------

Commission file number  0-17999


                                 ImmunoGen, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                  04-2726691
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



                             333 Providence Highway
                                Norwood, MA 02062
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 769-4242
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

     At May 8, 1997 there were 19,023,687 shares of common stock, par value $.01 per share, of the registrant outstanding.

                                 IMMUNOGEN, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1      Financial Statements

                     Consolidated Balance Sheets as of
                     June 30, 1996 and March 31, 1997 ....................  3

                     Consolidated Statements of Operations
                     for the three months and the nine months ended
                     March 31, 1996 and 1997 .............................  4

                     Consolidated Statements of Stockholders'
                     Equity for the year ended June 30, 1996 and for
                     the nine months ended March 31, 1997 ................  5

                     Consolidated Statements of Cash Flows
                     for the nine months ended March 31, 1996
                     and 1997 ............................................  6

                     Notes to Consolidated Financial Statements ..........  7

         Item 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ....... 10

PART II - OTHER INFORMATION

         Item 2      Changes in Securities................................ 17

         Item 6      Exhibits and Reports on Form 8-K .................... 18

Signatures ............................................................... 19

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1996 and March 31, 1997


                                                             June 30,                             March 31,
                                                             --------                             ---------
                                                               1996                                 1997
-------------------------------------------------------------------------------------------------------------
                                                         (Restated Note E)

ASSETS

Cash and cash equivalents                                  $   2,796,636                        $   2,469,275
Prepaids and other current assets                                163,280                              491,540
                                                           -------------                        -------------

      Total current assets                                     2,959,916                            2,960,815
                                                           -------------                        -------------

Property and equipment, net of accumulated
   depreciation                                                4,163,416                            3,213,484
Note receivable                                                1,338,929                            1,097,943
Other assets                                                      43,700                               43,700
                                                           -------------                        -------------

           Total assets                                    $   8,505,961                        $   7,315,942
                                                           =============                        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 733,446                              708,085
Accrued compensation                                             233,515                              176,660
Other accrued liabilities                                        832,573                              897,368
Current portion of capital lease obligations                     141,533                               73,449
Current portion of deferred lease                                  --                                  89,160
                                                           -------------                        -------------

      Total current liabilities                                1,941,067                            1,944,722
                                                           -------------                        -------------

Capital lease obligations                                         37,068                                --
Deferred lease                                                     --                                  81,726
Convertible  debentures                                        5,750,443                                --

Commitments

Stockholders' equity :
   Preferred stock; $.01 par value; authorized 5,000,000
   as of March 31, 1997:
      Convertible preferred stock, Series A, $.01 par
         value; issued and outstanding 2,500 shares
         as of March 31, 1997 (liquidation
         preference - stated value plus accrued but unpaid
         dividends per share; excludes interest)                   --                                      25
      Convertible preferred stock, Series C, $.01
         par value; issued and outstanding 3,000 shares
         as of March 31, 1997 (liquidation preference -
         stated value plus accrued but unpaid dividends            --                                      30
         per share; excludes interest)


   Common stock, $.01 par value; authorized
         30,000,000 shares as of June 30, 1996 and
         March 31, 1997, respectively; Issued and
         outstanding 16,599,855 and 18,390,984
         shares as of June 30, 1996 and
         March 31, 1997, respectively                            165,999                              183,909

   Additional paid-in capital                                128,525,884                          143,144,689
                                                           -------------                        -------------

                                                             128,691,883                          143,328,653
Accumulated deficit                                         (127,914,500)                        (138,039,159)
                                                           -------------                        -------------

      Total stockholders' equity                                 777,383                            5,289,494
                                                           -------------                        -------------

           Total liabilities and stockholders' equity      $   8,505,961                        $   7,315,942
                                                           =============                        =============


    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended March 31, 1996 and 1997

                                                     Three Months Ended                 Nine Months Ended
                                                          March 31,                         March 31,
                                             ------------------------------------------------------------------

                                                     1996              1997              1996              1997
---------------------------------------------------------------------------      ------------------------------

Revenues:
   Development fees                          $     82,768      $     64,487      $    305,930      $    217,719
   Interest                                         4,340            30,689            60,954            67,288
   Licensing                                        3,333             4,573            10,833            11,145
   Other                                            --               30,310            27,857            89,014
                                             ------------      ------------      ------------      ------------

      Total revenues                               90,441           130,059           405,574           385,166
                                             ------------      ------------      ------------      ------------


Expenses:
   Research and development                     2,024,209         1,842,053         7,670,047         5,819,874
   General and administrative                     487,469           625,997         1,449,423         1,611,841
   Interest                                       302,838             3,513           895,110            76,237
   Loss on disposal of assets                       --                --            1,652,014             --
                                             ------------      ------------      ------------      ------------

      Total expenses                            2,814,516         2,471,563        11,666,594         7,507,952
                                             ------------      ------------      ------------      ------------


Loss before income taxes                       (2,724,075)       (2,341,504)      (11,261,020)       (7,122,786)

Income tax expense                                     57               200               805               888
                                             ------------      ------------      ------------      ------------

Net loss                                       (2,724,132)       (2,341,704)      (11,261,825)       (7,123,674)
                                             ------------      ------------      ------------      ------------

Dividends on convertible preferred stock            --            1,829,226             --            3,000,985
                                             ------------      ------------      ------------      ------------

Net loss to common shareholders              $ (2,724,132)     $ (4,170,930)     $(11,261,825)     $(10,124,659)
                                             ============      ============      ============      ============


Loss per common share                        $      (0.18)     $      (0.23)     $      (0.81)     $      (0.58)
                                             ============      ============      ============      ============

Shares used in computing loss
   per share amounts                           15,379,297        18,068,402        13,900,850        17,309,973
                                             ============      ============      ============      ============


    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 1996 and for the nine months ended March 31, 1997

                                                                                      Common Stock
                                                                   ----------------------------------------------------
                                                                                                            Additional
                                                                                                              Paid-in
                                                                     Shares              Amount               Capital
                                                                   ----------           --------           ------------

Balance at June 30, 1995                                           12,578,606           $125,786           $118,988,736
                                                                   ----------           --------           ------------

Stock options exercised                                               168,500              1,685                120,900
Conversion of convertible debentures                                3,852,749             38,528              6,722,763
Issuance of common stock warrants                                       --                 --                 2,693,485
Net loss                                                                --                 --                   --
                                                                   ----------           --------           ------------

Balance at June 30, 1996                                           16,599,855           $165,999           $128,525,884
                                                                   ==========           ========           ============

Stock options exercised                                                54,644                545                 87,310
Conversion of convertible debentures
     into common stock                                                351,662              3,517              1,315,217
Exchange of convertible debentures for
     series A preferred stock                                          --                  --                   --
Conversion of Series B preferred stock into common stock            1,384,823             13,848              3,539,221
Issuance of Series C convertible preferred stock
Dividends payable                                                      --                  --                   --
Net loss for the nine months ended March 31, 1997                      --                  --                   --
                                                                   ----------           --------           ------------

Balance at March 31, 1997                                          18,390,984           $183,909           $133,467,632
                                                                   ==========           ========           ============


                                                         Preferred Stock
                                              ----------------------------------
                                                                      Additional                                 Total
                                                                        Paid-in          Accumulated          Stockholders'
                                              Shares       Amount       Capital            Deficit               Equity
                                              ------       ------     ----------        -------------         ------------


Balance at June 30, 1995                        --           --           --            $(108,991,363)        $ 10,123,159
                                              ------       ------     ----------        -------------         ------------

Stock options exercised                         --           --           --                  --                   122,585
Conversion of convertible debentures            --           --           --                  --                 6,761,291
Issuance of common stock warrants               --           --           --                  --                 2,693,485
Net loss                                        --           --           --              (18,923,137)         (18,923,137)
                                              ------       ------     ----------        -------------         ------------

Balance at June 30, 1996                        --           --           --            $(127,914,500)        $    777,383
                                              ======       ======     ==========        =============         ============

Stock options exercised                         --           --           --                  --                    87,855
Conversion of convertible debentures
     into common stock                          --           --           --                  --                 1,318,734
Exchange of convertible debentures for
     Series A preferred stock                  2,500       $   25     $4,749,586              --                 4,749,611
Conversion of Series B preferred stock
     into common stock                          --           --           --                  --                 3,553,069
Issuance of Series C convertible
     preferred stock                           3,000           30      4,620,732              --                 4,620,762
Compensation for put right                      --           --          306,739              --                   306,739
Dividends payable                               --           --           --               (3,000,985)          (3,000,985)
Net loss for the nine months ended
     March 31, 1997                             --           --           --               (7,123,674)          (7,123,674)
                                              ------       ------     ----------        -------------         ------------

Balance at March 31, 1997                      5,500       $   55     $9,677,057        $(138,039,159)        $  5,289,494
                                              ======       ======     ==========        =============         ============


    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 1996 and 1997


                                                                          March 31,
                                                           ------------------------------------------

                                                               1996                         1997
                                                           -------------                -------------

Cash flows from operating activities:
   Net loss                                                $ (11,261,825)              $ (10,124,659)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                          2,053,394                   1,149,737
        Loss on disposal of facility                           1,652,014                       --
        Non-cash charge for issuance of common
                 stock warrants and payment of
                 interest expense on convertible
                 subordinated debenture                          265,707                       --
        Other                                                     34,199                       5,790
        Loss on sale of property and equipment                     --                          2,934
        Accretion of interest on note receivable                   --                        (89,014)
        Dividends payable                                          --                      3,000,985
        Amortization of deferred lease                             --                        (44,579)
        Changes in operating assets and liabilities:
          Other current assets                                    48,386                       1,740
          Accounts payable                                       206,131                     (25,361)
          Accrued compensation                                    79,276                     (56,855)
          Other non-current liabilities                          (27,856)                      --
          Other accrued liabilities                             (162,459)                    (95,019)
                                                           -------------               -------------

        Net cash used for operating activities                (7,113,033)                 (6,274,301)
                                                           -------------               -------------

Cash flows from investing activities:
   Capital expenditures                                          (20,216)                     (4,458)
   Proceeds from sale of property and equipment                    --                         17,183
                                                           -------------               -------------

        Net cash (used for) provided by
          investing activities                                   (20,216)                     12,725
                                                           -------------               -------------

Cash flows from financing activities:
   Proceeds from subordinated convertible debentures           3,600,000                       --
   Proceeds from convertible debentures                        2,500,000                       --
   Proceeds from convertible preferred stock                       --                      5,990,000
   Stock issuances, net                                           77,853                      87,855
   Principal payments on capital lease obligations              (421,783)                   (105,152)
   Financing costs                                                 --                        (38,488)
   Proceeds from sale of facility                                786,595                       --
                                                           -------------               -------------

        Net cash provided by (used for)
         financing activities                                  6,542,665                   5,934,215
                                                           -------------               -------------

Net change in cash and cash equivalents                         (590,584)                   (327,361)
                                                           -------------               -------------

Cash and cash equivalents, beginning balance                   3,047,236                   2,796,636
                                                           -------------               -------------

Cash and cash equivalents, ending balance                  $   2,456,652               $   2,469,275
                                                           =============               =============


Supplemental disclosure of cash flow information:

   Cash paid for interest                                  $     620,876               $       8,582
                                                           =============               =============

   Cash paid (refunded) for income taxes                   $       5,000               $       1,197
                                                           =============               =============

Supplemental disclosure of noncash financing activities:

    Conversion of convertible debentures including
        accrued interest                                   $       --                  $   1,318,734
                                                           ==============              =============
    Conversion of convertible debentures to preferred
        stock                                              $       --                  $   2,500,000
                                                           ==============              =============
    Deferred lease of leasehold improvements               $       --                  $     215,465
                                                           ==============              =============




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

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company's cash resources at March 31, 1997 were $2.5 million. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue operations.

B. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). In addition, holders of the Series A Stock are entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. As of May 8, 1997, 200 shares of Series A Stock and accumulated dividends thereon had been converted into 164,546 shares of the Company's Common Stock. In connection with that conversion, warrants to purchase 82,273 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire in 2002.

C. In October 1996 and January 1997, respectively, the Company sold 3,000 shares each of its Series B and Series C Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series B Stock" and the "Series C Stock") for a total of $6.0 million to an institutional investor pursuant to a financing agreement between the Company and the investor entered in October 1996 (the "October 1996 Financing Agreement"). Pursuant to this agreement, the Company had the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, subject to certain conditions. However, because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $6.0 million which had been available to the Company under this agreement. In discussions with the Company, the investor has indicated a willingness to make additional investments in the Company to the extent required to fund the Company's operations, if necessary, subject to certain conditions to be agreed upon. Consequently, the Company believes that funds will be available to it, when and if necessary, to finance its ongoing operations in the near term. In addition, the Company continues actively to pursue other potential sources of financing. However, there can be no assurance that the investor will provide such funding to the Company on acceptable terms, if at all, or that the Company will be able to secure financing from other investors.

Holders of the Series B Stock and Series C Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. As of March 31, 1997, all 3,000 shares of the Series B Stock plus accrued interest thereon had been converted into 1,384,823 shares of the Company's Common Stock. Each share of Series C Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $2.61 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the January 24, 1997 original issuance date of the Series C Preferred Stock), and (ii) 85% of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). As of May 8, 1997, 600 shares of the Series C Stock plus accrued interest thereon had been converted into 468,157 shares of Common Stock.

Pursuant to the October 1996 Financing Agreement, the Company initially issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. These warrants have an exercise price of $5.49 and expire in October 2001. Additionally, because conversion of the Series B Stock did not occur until after the eightieth day following its issue date, warrants to purchase 250,000 shares of the Company's Common Stock (of which 62,500 were subsequently transferred to a third party pursuant to an agreement between the investor and that party) were issued with an exercise price of $3.68 per share. These warrants expire in January 2002. Because conversion of the Series C Stock into shares of the Company's Common Stock did not occur until after the eightieth day following its issue date, warrants to acquire 1,147,754 shares of the Company's Common Stock were issued to the investor in April 1997 with an exercise price of $2.31 per share. These warrants expire in April 2002.

D. In January 1997, the Company exercised its option to extend the lease on its Norwood, Massachusetts facility to June 2000.

E. In March 1997, the Securities and Exchange Commission issued a Staff Interpretation related to the accounting for convertible preferred stock and convertible preferred debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock.

This Staff Interpretation provides that assured incremental yield embedded in the preferred stock conversion term's discount from fair market value should be accounted for as a dividend to preferred shareholders. For the quarter ended March 31, 1997, this interpretation, together with the value of warrants to be issued to the preferred shareholders, resulted in non-cash dividends to preferred shareholders of $1,714,034, or $.09 per share. This SEC Staff Interpretation also resulted in the restatement of the Company's June 30, 1996 Form 10-K and its reports on Form 10-Q for the quarters ended September 30 and December 31, 1996.

In 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards (IAS 33), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period earnings per share data presented. Management has not yet determined the impact, if any, of SFAS 128 on the Company's financial statements.

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

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at March 31, 1997 were approximately $2.5 million. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1996 and 1997

     The Company's revenues increased approximately 44% from approximately $90,000 for the three months ended March 31, 1996 to approximately $130,000 for the three months ended March 31, 1997. Interest income totalled approximately $4,300, or 5% of revenues, for the three months ended March 31, 1996, increasing approximately 607% to approximately $31,000, or 24% of revenues, for the three months ended March 31, 1997, reflecting the increase in cash balances available for investment in the 1997 period. Revenues for the three months ended March 31, 1996 and 1997 include approximately $83,000 and $64,000, respectively, of development revenue, which represents revenue earned under the Small Business Innovation Research Program of the U.S. National Science Foundation. Other income for the three months ended March 31, 1997 represents accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton facility and equipment, and both periods include smaller amounts received under a licensing agreement.

     The Company's total expenses, excluding interest, remained constant at approximately $2.5 million in both periods. Research and development costs constituted the primary component of the Company's total ongoing expenses excluding interest (81% and 75% in the three month periods ended March 31, 1996 and 1997, respectively), decreasing from approximately $2.0 million for the three months ended March 31, 1996 to approximately $1.8 million for the three months ended March 31, 1997. This 9% decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in fiscal 1995.

     General and administrative expenses increased approximately 28% from approximately $487,000 for the three months ended March 31, 1996 to approximately $626,000 for the three months ended March 31, 1997. This increase represents costs associated with the Company's financing efforts.

     Interest expense decreased from approximately $303,000 for the three months ended March 31, 1996 to approximately $4,000 for the three months ended March 31, 1997. The fiscal 1996 costs are primarily due to the interest costs associated with the Company's debenture financings entered into in fiscal 1996, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. In October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock"). Also, in October 1996 and January 1997, the Company issued 3,000 shares each of its Series B Convertible Preferred Stock (the "Series B Stock") and Series C Convertible Preferred Stock (the "Series C Stock"), respectively, pursuant to a financing agreement entered into in October 1996. See "Liquidity and Capital Resources" for descriptions of both series. Holders of both series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. In addition, the Securities and Exchange Commission Staff issued an interpretation in March 1997 relating to the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. This interpretation, together with the value of warrants to be issued to the preferred shareholders, resulted in additional, non-cash dividends to preferred shareholders of $1,714,034. The 100% increase in dividends on convertible preferred stock is comprised of all dividends on all series of convertible preferred stock for the three months ended March 31, 1997.

  Nine Months Ended March 31, 1996 and 1997

     The Company's revenues decreased 5% from approximately $406,000 for the nine months ended March 31, 1996 to approximately $385,000 for the nine months ended March 31, 1997. The major component of revenues in both years is development revenue earned under the Small Business Innovation Research Program of the U.S. National Science Foundation, which decreased by approximately 29% from approximately $306,000 for the three months ended March 31, 1996 to approximately $218,000 for the three months ended March 31, 1997. As in the three months ended March 31, 1996 and 1997, other revenues for the nine month periods include interest earned on the Company's cash balances available for investment, amounts received pursuant to a licensing agreement, and accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton facility and equipment.

     Total expenses, excluding interest, decreased approximately 30% from approximately $10.8 million for the nine months ended March 31, 1996 to approximately $7.5 million for the nine months ended March 31, 1997. A significant component of this decrease is a charge in the nine months ended March 31, 1996 for disposal of the Canton facility and equipment amounting to approximately $1.7 million.

     For the nine months ended March 31, 1996 and 1997, research and development costs constituted the primary component of the Company's total ongoing expenses excluding interest (71% and 78%, respectively), decreasing 24% from approximately $7.7 million for the 1996 period to approximately $5.8 million for the 1997 period. As in the three months ended March 31, 1996, this decrease is principally the result of the savings associated with the Company's restructuring and other cost reduction efforts begun in fiscal 1995.

     General and administrative expenses increased approximately 11% from approximately $1.4 million for the nine months ended March 31, 1996 to approximately $1.6 million for the nine months ended March 31, 1997. This increase is attributable to the Company's ongoing financing efforts.

     Interest expense decreased approximately 91% from approximately $900,000 for the nine months ended March 31, 1996 to approximately $76,000 for the nine months ended March 31, 1997. As in three months ended March 31, the costs in the earlier period are primarily due to interest, financing costs and warrant costs charged to interest on the Company's debenture financings, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. Additionally, in October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Stock. Also in October 1996 and January 1997, the Company issued 3,000 shares each of its Series B Stock and Series C Stock. See "Liquidity and Capital Resources" for descriptions of all series. Holders of these series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. In addition, the Securities and Exchange Commission Staff issued an interpretation in March 1997 relating to accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. This interpretation, together with the value of warrants to be issued to preferred shareholders, resulted in additional, non-cash dividends to preferred shareholders of $2,774,884. The 100% increase in dividends on convertible preferred stock is comprised of all dividends on all series of convertible preferred stock for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1994 the Company has financed its operating deficit of approximately $44.3 million from various sources, including issuances in fiscal 1996 and fiscal 1997 of convertible debentures and convertible preferred stock, proceeds from the assignment of leases in fiscal year 1996 and from the exercise of stock options. Since July 1, 1994 the Company has earned approximately $0.6 million of interest income. At March 31, 1997, approximately $2.5 million of cash and cash equivalents remained available. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Stock, with a stated value of $1,000 per share. Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock is convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share plus accrued dividends by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). As of May 8, 1997, 200 shares of Series A Stock and accumulated dividends thereon had been converted into 164,546 shares of the Company's Common Stock. In connection with that conversion, warrants to purchase 82,273 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire in 2002.

     In October 1996 and January 1997, respectively, the Company sold 3,000 shares each of its Series B Stock and its Series C Stock, with a stated value of $1,000 per share, for a total of $6.0 million to an institutional investor pursuant to the October 1996 Financing Agreement.

Holders of the Series B Stock and Series C Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to an annual rate of 9% of the stated value in cash, or at the Company's option, shares of Common Stock, in arrears on the conversion date. Each share of the Series B Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $3.60 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the October 16, 1996 original issuance date of the Series B Stock), and
(ii) 85% of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). Each share of Series C Stock is convertible into a number of shares of the Company's Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) $2.61 (the average closing bid price of the Company's Common Stock on the Nasdaq National Market for the five consecutive trading days prior to the January 24, 1997 original issue date of the Series C Stock), and (ii) 85% of the average closing bid price of the Company's Common Stock for the five consecutive trading days prior to the conversion date (subject to certain adjustments). At the Company's option, accrued dividends payable on shares of Series B Stock or Series C Stock being converted may be paid in Common Stock in lieu of cash. As of March 31, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. As of May 8, 1997, 600 shares of the Series C Stock plus accrued interest thereon had been converted into 468,157 shares of Common Stock.

     In connection with the October 1996 Financing Agreement, the Company initially issued warrants to the investor to purchase 187,500 shares of the Company's Common Stock. Warrants to purchase 62,500 shares of the Company's Common Stock were also issued to a third party pursuant to an arrangement between the investor and that party. The warrants have an exercise price of $5.49 and expire in October 2001. Additionally, because conversion of the Series B Stock into shares of the Company's Common Stock occurred after the eightieth day following issuance of the Series B Stock, warrants to acquire an additional 250,000 shares of the Company's Common Stock (of which 62,500 were subsequently transferred to a third party pursuant to an agreement between the investor and that party) were issued to the investor with an exercise price of $3.68 per share and expire in January 2002. Because conversion of the Series C Stock into shares of the Company's Common Stock did not occur until after the eightieth day following its issue date, warrants to acquire 1,147,754 shares of the Company's Common Stock were issued to the investor in April 1997 with an exercise price of $2.31 per share. These warrants expire in April 2002.

     In the period since July 1, 1994 approximately $0.7 million was expended on property and equipment. Of this amount, approximately $0.2 million was reimbursed to the Company by a sublessee as part of an amendment to a sublease agreement which became effective in fiscal 1997. No significant amounts are expected to be expended on property and equipment throughout the remainder of fiscal 1997.

     ImmunoGen was committed under its agreements with ATI to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995 these obligations had been fulfilled by the Company. ImmunoGen has also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as may be mutually agreed to by ATI and the providers of such equity. As of March 31, 1997 amounts owed by ATI to ImmunoGen approximated $13.2 million. The Company intends to convert a majority of this amount into equity of ATI, thereby satisfying the agreement to provide an additional $3.0 million in equity.

     The Company anticipates that its capital resources existing at March 31, 1997 will enable it to maintain its current and planned operations through approximately June 1997. Because of its continuing losses from operations and working capital deficit, the Company will be required to obtain additional capital to satisfy its ongoing capital needs and to continue its operations beyond June 1997. The October 1996 Financing Agreement granted the Company the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, of which an aggregate of $6.0 million was received in October 1996 and January 1997. However, because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $6.0 million which had been available to the Company under this agreement. In discussions with the Company, the investor has indicated a willingness to make additional investments in the Company to the extent required to fund the Company's operations, if necessary, subject to certain conditions to be agreed upon. Consequently, the Company believes that funds will be available to it, when and if necessary, to finance its ongoing operations in the near term. In addition, the Company continues actively to pursue other potential sources of financing and/or strategic partnering arrangements. However, there can be no assurance that the investor will provide such funding to the Company on acceptable terms, if at all, or that the Company will be able to secure financing from other investors. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail further or discontinue its operations.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of ricin and antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk.

                                 IMMUNOGEN, INC.
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. LEGAL PROCEEDINGS

        Not applicable.

Item 2. CHANGES IN SECURITIES

     On January 6, 1997 and April 14, 1997, the Company issued warrants to purchase to 250,000 shares and 1,147,754 shares, respectively, of its Common Stock to the holder of its Series B and Series C Convertible Preferred Stock (the "Series B Stock" and the "Series C Stock"). The Series B Stock provided that if conversion of the preferred shares did not occur on or before the eightieth day following their issuance, on the eighty-first day the investor would receive warrants to purchase 250,000 shares of the Company's Common Stock at a price equal to the average closing price of the Common Stock for the five trading days preceding the eighty-first day. These warrants were issued on January 6, 1997 with an exercise price of $3.68 per common share and expire in January 2002. Similarly, the Series C Stock provided that if conversion of the Series C Stock did not occur on or before the eightieth day after their issuance, the investor would receive warrants to purchase a number of shares of the Company's Common Stock equal to one-half of the number of common shares into which the Series C Stock would be converted on the eighty-first day. In connection with that provision, the Company issued warrants to purchase 1,147,754 shares of the Company's Common Stock on April 14, 1997 with an exercise price of $2.31 per share. These warrants expire in April 2002.

     Also on April 14, 1997, the Company issued warrants to purchase 82,273 shares of its Common Stock to the holder of its Series A Convertible Preferred Stock (the "Series A Stock") in connection with the conversion of 200 shares of Series A Stock. The Series A Stock provided that if conversion did not occur on or before the eighty-first day after its issuance, the investor would receive warrants to purchase shares of the Company's Common Stock equal to 50% of the number of shares issued on each conversion of the Series A Stock. These warrants have an exercise price of $4 per share and are exercisable for five years from the date of issuance.

     All of the warrants issued pursuant to the terms of the Series A Stock, Series B Stock and Series C Stock were issued in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 Exhibit

                 27       Financial Data Schedule

        (b)      Reports on Form 8-K

                 The Company filed a report on Form 8-K on March 18, 1997 reporting the filing of a press release on the same date announcing that development of its drug candidate, Oncolysin B, was being discontinued.

                 The Company filed a report on Form 8-K on April 15, 1997 announcing the death of Frank J. Pocher, Executive Vice President, Operations, Chief Financial Officer and a Director.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IMMUNOGEN, INC.




Date:    May 15, 1997                  By:   /s/ Mitchel Sayare
                                           -------------------------------------
                                             Mitchel Sayare
                                             Chief Executive Officer
                                             (principal executive officer)



Date:    May 15, 1997                  By:   /s/ Kathleen A. Carroll
                                           -------------------------------------
                                             Kathleen A. Carroll
                                             Vice President,
                                             Finance and Administration
                                             (principal financial officer)