Form 10-Q/A
period 1996-12-31
IMMUNOGEN INC
filed 1997-06-05
CIK 855654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2

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

            Consolidated Statements of Cash Flows
            for the six months ended December 31, 1995 and 1996.............. 6

            Notes to Consolidated Financial Statements....................... 7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  10



Signatures..................................................................  20

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

Commitments

Stockholders' equity :
   Preferred stock; $.01 par value;
   authorized 5,000,000 as of
   September 30, 1996:
     Convertible preferred stock,  Series A,
        $.01 par value; issued and outstanding
        2,500 shares at October 3, 1996
        (liquidation preference - stated value
         plus accrued but unpaid dividends per
        share; excludes interest)                           --                       25
     Convertible preferred stock, Series B,
        $.01 par value; issued and outstanding
        3,000 shares at October 16, 1996
         (liquidation preference -  stated                  --                       30
         value plus accrued but unpaid
         dividends per share; excludes interest)
   Common stock, $.01 par value; authorized
       30,000,000 as of June 30, 1996 and
       December 31, 1996, respectively;
       Issued and outstanding 16,599,855 and
       16,963,161 as of June 30, 1996 and
       December 31, 1996, respectively                      165,999             169,632
   Additional paid-in capital                           128,525,884         138,322,823
                                                      -------------       -------------

                                                        128,691,883         138,492,510
Accumulated deficit                                    (127,914,500)       (133,868,230)
                                                      -------------       -------------

 Total stockholders' equity                                 777,383           4,624,280
                                                      -------------       -------------

   Total liabilities and stockholders' equity         $   8,505,961       $   6,910,180
                                                      =============       =============


     The accompanying notes are an integral part of the financial statements.


IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended December 31, 1995 and 1996


                                                Three Months Ended             Six Months Ended
                                                   December 31,                 December 31,
                                             -------------------------------------------------------

                                                1995           1996           1995           1996
----------------------------------------------------------------------  ----------------------------

Revenues:
   Development fees                       $     86,834   $     71,076   $    223,162   $    153,232
   Interest                                     22,281         15,219         56,614         36,599
   Licensing                                     7,500            929          7,500          6,572
   Other                                        13,929         29,667         27,857         58,704
                                          ------------   ------------   ------------   ------------

      Total revenues                           130,544        116,891        315,133        255,107
                                          ------------   ------------   ------------   ------------


Expenses:
   Research and development                  2,721,238      2,031,389      5,645,838      3,977,622
   General and administrative                  507,693        548,330        961,264        986,249
   Interest                                    228,166          5,862        592,272         72,724
   Loss on disposal of assets                1,652,014        --           1,652,014        --
                                          ------------   ------------   ------------   ------------

      Total expenses                         5,109,111      2,585,580      8,851,388      5,036,595
                                          ------------   ------------   ------------   ------------


Loss before income taxes                    (4,978,567)    (2,468,689)    (8,536,255)    (4,781,488)

Income tax expense                                 294            200            747            483
                                          ------------   ------------   ------------   ------------

Net loss                                    (4,978,861)    (2,468,889)    (8,537,002)    (4,781,971)
                                          ------------   ------------   ------------   ------------

Dividends on convertible preferred stock       --           1,171,759        --           1,171,759
                                          ------------   ------------   ------------   ------------

Net loss to common shareholders           $ (4,978,861)  $ (3,640,648)  $ (8,537,002)  $ (5,953,730)
                                          ============   ============   ============   ============


Loss per common share                     $      (0.36)  $      (0.21)  $      (0.65)         (0.35)
                                          ============   ============   ============   ============

Shares used in computing loss
   per share amounts                        13,757,414     16,960,993     13,169,662     16,939,002
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
                                                     ==========  ========  ============





                                                             Preferred Stock
                                                     ----------------------------
                                                                       Additional                          Total
                                                                        Paid-in        Accumulated      Stockholders'
                                                    Shares   Amount     Capital           Deficit         Equity
                                                    ------   ------   ----------     -------------     ------------

Balance at June 30, 1995                                      $       $              $(108,991,363)    $ 10,123,159
                                                    -----     ---     ----------     -------------     ------------

Stock options exercised                               --       --         --               --               122,585
Conversion of convertible debentures                  --       --         --               --             6,761,291
Issuance of common stock warrants                     --       --         --               --             2,693,485
Net loss                                              --       --         --           (18,923,137)     (18,923,137)
                                                    -----     ---     ----------     -------------     ------------

Balance at June 30, 1996                              --       --         --          (127,914,500)         777,383
                                                    =====     ===     ==========     =============     ============

Stock options exercised                               --       --         --               --                27,406
Conversion of convertible debentures
     into common stock                                --       --         --               --             1,318,734
Exchange of convertible debentures for
     series A preferred stock                       2,500      25      4,749,586           --             4,749,611
Issuance of series B convertible preferred stock    3,000      30      3,398,107           --             3,398,137
Compensation for put right                            --       --        306,739           --               306,739
Dividends payable                                     --       --         --            (1,171,759)      (1,171,759)
Net loss for the six months ended December 31, 1996   --       --         --            (4,781,971)      (4,781,971)
                                                    -----     ---     ----------     -------------     ------------

Balance at December 31, 1996                        5,500     $55     $8,454,432     $(133,868,230)    $  4,624,280
                                                    =====     ===     ==========     =============     ============



    The accompanying notes are an integral part of the financial statements.



IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1995 and 1996


                                                                             December 31,
                                                                     --------------------------

                                                                        1995            1996
                                                                     -----------   ------------

Cash flows from operating activities:
   Net loss                                                          $(8,537,002)  $(5,953,730)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
        Depreciation and amortization                                  1,590,150       817,661
        Loss on disposal of facility                                   1,652,014        --
        Other                                                             34,199        --
        Loss on sale of property and equipment                             --            2,934
        Accretion of interest on note receivable                           --          (58,704)
        Dividends payable                                                  --        1,171,759
        Amortization of deferred lease                                     --          (38,022)
        Changes in operating assets and liabilities:
          Other current assets                                            77,370        70,981
          Accounts payable                                              (230,611)      252,139
          Accrued compensation                                           115,838        16,666
          Other non-current liabilities                                  (35,659)       --
          Other accrued liabilities                                      (27,856)     (208,020)
                                                                     -----------   -----------

        Net cash used for operating activities                        (5,361,557)   (3,926,336)
                                                                     -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                            --           15,183
   Purchase of property and equipment                                    (18,251)       (4,458)
                                                                     -----------   -----------

        Net cash (used for) provided by
          investing activities                                           (18,251)       10,725
                                                                     -----------   -----------

Cash flows from financing activities:
   Proceeds from convertible debentures                                3,600,000        --
   Proceeds from convertible preferred stock                               --        2,990,000
   Stock issuances, net                                                    7,151        27,406
   Principal payments on capital lease obligations                      (397,173)      (69,444)
                                                                     -----------   -----------

        Net cash provided by (used for)
         financing activities                                          3,209,978     2,947,962
                                                                     -----------   -----------

Net change in cash and cash equivalents                               (2,169,830)     (967,649)
                                                                     -----------   -----------

Cash and cash equivalents, beginning balance                           3,047,236     2,796,636
                                                                     -----------   -----------

Cash and cash equivalents, ending balance                            $   877,406   $ 1,828,987
                                                                     ===========   ===========


Supplemental disclosure of cash flow information:

   Cash paid for interest                                            $   592,272   $     8,582
                                                                     ===========   ===========

   Cash paid (refunded) for income taxes                             $     5,000   $     1,197
                                                                     ===========   ===========

Supplemental disclosure of noncash financing activities:

    Conversion of convertible debentures including accrued interest  $    --       $ 1,318,734
                                                                     ===========   ===========
    Converion of convertible debentures to preferred stock           $    --       $ 4,437,500
                                                                     ===========   ===========
     Deferred lease of leasehold improvements                        $    --       $   215,465
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

The new interpretation provides that assured incremental yield embedded in the conversion terms' discount from fair market value should be accounted for as an additional interest expense in the case of convertible debt and as a dividend to preferred shareholders in the case of convertible preferred stock. In addition, in May 1997, the Company valued warrants in connection with the October 1996 issuance of preferred stock, using an established valuation model derived principally from the published market value of the underlying common stock of the Company and charged that value as a dividend to preferred shareholders. Accordingly, the Company has restated its financial statements for the quarter ended December 31, 1996.

At December 31, 1996, compliance with this new ruling, together with the value of warrants to be issued to the preferred shareholders, resulted in non-cash dividends to preferred shareholders of approximately $1,059,850, and accounted for a $.06 per share increase in the Company's loss per share.

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


     Interest expense decreased from approximately $228,000 for the three months ended December 31, 1995 to approximately $6,000 for the three months ended December 31, 1996. The fiscal 1996 costs are primarily due to the interest costs associated with two of the Company's debenture financings entered into in the first quarter of fiscal 1996, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. In October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock"). Also in October 1996, the Company issued 3,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") pursuant to the October 1996 Financing Agreement. See "Liquidity and Capital Resources" for descriptions of both series. Holders of both series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. The Securities and Exchange Commission Staff issued an interpretation in March 1997 relating to the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. In addition, in May 1997, the Company valued warrants in connection with the October 1996 issuance of preferred stock, using an established valuation model derived principally from the published market value of the underlying common stock of the Company and charged that value as a dividend to preferred shareholders. Accordingly, the Company has restated its financial statements for the quarter ended December 31, 1996. This interpretation, together with the value of these warrants, resulted in additional, non-cash dividends to preferred shareholders of $1,059,850. The 100% increase in dividends on convertible preferred stock represents all dividends accumulated on both series of convertible preferred stock through December 31, 1996.


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

     Interest expense decreased approximately 89% from approximately $600,000 for the six months ended December 31, 1995 to approximately $70,000 for the six months ended December 31, 1996. As in three months ended December 31, 1996, the costs in the earlier period are primarily due to interest, financing costs and warrant costs charged to interest on the Company's debenture financings, and both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. Additionally, in October 1996, the Company converted a $2.5 million convertible debenture issued in June 1996 into 2,500 shares of the Company's Series A Stock. Also in October 1996, the Company issued 3,000 shares of its Series

B Stock. See "Liquidity and Capital Resources" for descriptions of both series. Holders of both series of stock are entitled to receive cumulative dividends at a rate per share equal to 9% per annum in arrears on the conversion date. The Securities and Exchange Commission Staff issued an interpretation in March 1997 relating to the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. In addition, in May 1997, the Company valued warrants in connection with the October 1996 issuance of preferred stock, using an established valuation model derived principally from the published market value of the underlying common stock of the Company and charged that value as a dividend to preferred shareholders. Accordingly, the Company has restated its financial statements for the quarter ended December 31, 1996. This interpretation, together with the value of these warrants to be issued to the preferred shareholders, resulted in additional, non-cash dividends to preferred shareholders of $1,059,850. The 100% increase in dividends on convertible preferred stock represents dividends on both series of convertible preferred stock for the six months ended December 31, 1996.


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



                                   IMMUNOGEN, INC.





Date: June 4, 1997               By:   /s/ Mitchel Sayare
                                       --------------------
                                         Mitchel Sayare
                                         Chief Executive Officer
                                         (principal executive officer)


Date: June 4, 1997               By:   /s/ Kathleen A. Carroll
                                       -----------------------
                                         Kathleen A. Carroll
                                         Vice President, Finance and
                                         Administration
                                         (principal financial officer)