Form 10-K405
period 1997-06-30
IMMUNOGEN INC
filed 1997-09-26
CIK 855654

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   No [ ]

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at September 12, 1997: $29,853,133(excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 12, 1997: 22,979,877 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
================================================================================

ITEM 1.  BUSINESS

THE COMPANY

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") develops pharmaceuticals, primarily for the treatment of cancer. The Company's first technology platform -- its proprietary immunoconjugate technology -- uses highly potent small-molecule drugs coupled to monoclonal antibodies for the targeted eradication of tumor cells. These small-drug immunoconjugates function as tumor-activated prodrugs ("TAPs"); that is, they are inactive and nontoxic until they bind to the surface of a tumor cell and are further processed by the tumor cell, at which time their full cytotoxicity is restored. Two small-drug TAP product candidates, for the treatment of colorectal cancer and small-cell lung cancer, respectively, are now in preclinical development at the Company. In the past, the Company also developed immunoconjugates comprising blocked ricin, a proprietary derivative of a potent plant toxin, coupled to monoclonal antibodies. In March 1997, following review of data from an ongoing Phase III trial of its lead blocked-ricin product candidate, Oncolysin B, the Company decided to discontinue development of these immunoconjugates to focus its efforts on TAP product candidates.

     Through its majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), the Company is developing additional technology platforms based on the regulation of programmed cell death, or apoptosis. ATI is applying its understanding of how apoptotic pathways are regulated in cells to identify product candidates for the treatment of cancer and viral infections, conditions in which inhibition of the apoptotic program is recognized as an essential element of the disease. ATI has identified several key proteins which play a role in the regulation of apoptosis in cancer cells and virus-infected cells and, using these, has developed proprietary screens with which to identify leads for drug development. In August 1997, the Company announced a collaboration between ATI and BioChem Pharma Inc. ("BioChem") for the discovery and development of novel anti-cancer therapeutics that restore apoptotic function to tumor cells, triggering cancer cells, in effect, to commit suicide. See
"-- Licenses -- BioChem Pharma Inc."

     The Company was organized in 1981 as a Massachusetts corporation.

SMALL-DRUG IMMUNOCONJUGATES: TUMOR-ACTIVATED PRODRUGS (TAPS)

     Despite recent advances in diagnosis and treatment, cures in many forms of cancer continue to be elusive. Surgery may be used to remove primary masses of some solid tumors, but often is ineffective against metastatic disease. Treatment with combination chemotherapy and radiation also may not be capable of eradicating disease because of inadequate potency at the tumor site, the result of drug doses that must be limited because of side-effects to healthy tissues. These agents attack dividing cells -- not only rapidly dividing cancer cells, but also other dividing cells such as bone marrow and epithelial cells (e.g., hair follicles and the gastrointestinal lining). As a further impediment to successful therapy, tumor cells may be genetically predisposed to become resistant to treatment with chemotherapy or radiation, making repeat courses of therapy ineffective.

     Because of non-specific toxicities, limited potency and resistance associated with conventional anti-cancer therapies, a great need exists for new therapeutic products. One way in which the Company is addressing this therapeutic void through applications of its tumor-cell specific TAP immunoconjugate technology for the targeted delivery of highly potent chemotherapeutic drugs to tumor cells. Importantly, because TAPs are inactive until released from the antibody inside the tumor, they are capable of killing tumor cells while sparing normal cells -- even those in close association with a tumor.

     Each of the Company's TAPs consists of a monoclonal antibody coupled to a small-molecule, cytotoxic agent (an effector molecule). Antibodies are proteins produced by the immune system in response to the presence of foreign substances in the body. A particular antibody detects and binds to only one specific antigen, or marker. Since cancer cells may have unique antigens on their surfaces, an antibody with the correct specificity for those cells may be used as a targeting agent.

     ImmunoGen has identified monoclonal antibodies which it believes possess the requisite characteristics for use in TAPs: two of these, C242 and N901, are used in ImmunoGen's TAP product candidates now in development for the treatment of colorectal cancer and small-cell lung cancer, respectively. The Company also has developed two classes of small-drug effector molecules whose high potency and other distinct characteristics have yielded compounds it believes are uniquely suited to cancer treatment.

     The Company believes the following attributes make its TAP immunoconjugates attractive as anti-cancer agents: (1) targeting, which directs the cytotoxicity of TAPs specifically to the tumor; (2) a stable linkage and release mechanism, allowing the high potency of the effector molecule to be released only after activation by the tumor; (3) a high degree of cytotoxicity at the tumor site; and (4) a tolerable side-effect profile and, consequently, a minimal disturbance of patients' quality of life during treatment.

     Small-Drug Effector Molecules: The Company has conducted laboratory and animal tests of two types of small-molecule drugs which it believes offer great promise for use as effector molecules in TAPs. The Company has developed derivatives of these drugs which allow them to be attached to antibodies to target tumor cells and allow for their release in a fully active form only at the target site.

     The first compound, DM1, is a potent inhibitor of cell division. It is derived from maytansine, a natural product. The Company has obtained an exclusive license for use of maytansinoids in conjugated form and has received two United States patents covering the use in conjugated form of small-drug immunoconjugates derived from maytansine. See "-- Licenses -- Takeda Chemical Industries Ltd." ImmunoGen has incorporated DM1 into TAPs for the treatment of colorectal cancer and small-cell lung cancer. In August 1997, the Company announced receipt of its second $750,000 Phase II Small Business Innovation Research ("SBIR") grant from the National Cancer Institute ("NCI") of the National Institutes of Health, to support development of its TAP for the treatment of colorectal cancer. See "-- TAP Products -- huC242-DM1."

     The second small-drug compound, DC1, is one of a class of agents called DNA groove-binding compounds. After binding to DNA, these agents attach covalently, thereby interfering with cellular function and inducing the death of cells. In June 1995, the Company received its first $750,000 Phase II SBIR grant from the NCI, to help fund development of DC1-based immunoconjugates. The award was for $375,000 annually for two years beginning June 1, 1995. In December 1996, the Company received its second United States patent covering the use of DC1 in immunoconjugates.

     The Company has conducted in vitro tests that it believes demonstrate that TAPs containing either DM1 or DC1 are more effective than current anti-cancer drugs at killing tumor cells. This high degree of killing power is important in debulking tumor masses. In animal studies of immunodeficient mice given human tumors, the Company's TAPs have shown therapeutic efficacy and complete cures at doses with no observable toxicity. Based on these data, the Company believes its TAPs may possess wider therapeutic windows and may be a successful first-line cancer therapy.

     Antibody Humanization: Humanized antibodies are essential components of ImmunoGen's TAPs. These antibodies, originally derived from mice, have been engineered to appear human to the immune system. In this way, they are not identified as foreign substances and removed from circulation, which may occur over time with antibodies of nonhuman origin. Humanized antibodies therefore are expected to be nonimmunogenic, and may be used as components of immunoconjugates expected to be used for long-term administration and repeated dosing.

     The Company, in conjunction with researchers at the University of Bath in the United Kingdom, has developed a proprietary method, called resurfacing, which it uses to humanize the monoclonal antibodies in its immunoconjugates. Using resurfacing, the Company has successfully humanized three monoclonal antibodies, C242, N901 and anti-B4, which targets forms of B-cell cancers including certain lymphomas and leukemias. In February 1995, the Company entered into an agreement with Oxford Molecular Ltd ("OML"), a research and development firm which provides computer software for modeling protein structures, under which OML receives nonexclusive rights to utilize the Company's antibody resurfacing technology. See "-- Licenses -- Oxford Molecular Ltd."

     Using resurfacing, only a small number of changes are made to the native antibody -- just enough to make it appear human to the immune system, but not enough to cause structural changes that diminish its essential characteristic of high-affinity binding to its target. The complementarity determining regions, or

CDRs, of an antibody are responsible for high-affinity binding. In the more conventional technique, the CDRs are grafted onto a human framework so that the antibody appears human. However, CDR grafting entails making changes in amino acids in the selected human framework region to ensure that the three-dimensional shape of the CDRs is not negatively affected and high-affinity binding is preserved. Predicting whether a human framework will keep the three-dimensional shape of the CDRs intact is difficult, requiring extensive computer modeling and repeated molecular manipulations. Resurfacing, on the other hand, makes fewer changes to the molecular structure of an antibody than does CDR grafting. Using resurfacing, only a few of the surface accessible regions of the original, mouse-derived antibody framework are changed to make it appear human, and the shape of the CDRs remains intact.

     ImmunoGen and its collaborators have shown that resurfacing is an effective and efficient technique which can be used with a high degree of confidence to humanize any monoclonal antibody. Results published in October 1996 in the journal, Protein Engineering, show that resurfaced versions of the antibodies anti-B4 and N901 had comparable binding affinities to the original, mouse-derived antibodies and to versions humanized through CDR grafting. In April 1997, OML and the Company also announced the successful humanization via resurfacing of the C242 antibody. In June 1997, the Company was awarded a United States patent, No. 5,639,641, covering the resurfacing method and its use.

TAP PRODUCTS

     HUC242-DM1. ImmunoGen is using an antibody, C242, provided by a major pharmaceutical company, which the Company believes possesses the requisite specificity for a targeting agent in a TAP: the antibody binds strongly to 70% of colorectal cancers and has minimal cross-reactivity with normal human tissues. The Company has linked the humanized version of C242 (huC242) to the small-molecule drug, DM1. Because DM1 is a small-molecule, nonprotein drug, huC242-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy. HuC242-DM1 therefore may be a suitable agent for tumor debulking.

     In August 1996, the Company published the results of its in vitro and animal studies of C242-DM1 in the Proceedings of the National Academy of Sciences, USA. These tests were done with the original, mouse-derived C242 antibody linked to DM1. In the Company's studies, C242-DM1 completely eradicated large, established human colon tumors in mice at doses well below those which produce toxic side effects and the mice remained free of tumor and were considered cured at 200 days. Significantly, the mice did not lose weight, suggesting the absence of toxic side-effects when treated with the drug.

     The Company also compared the effect on tumors of C242-DM1 with that of 5-fluorouracil ("5-FU"), the chemotherapeutic most commonly used against colorectal cancer. While C242-DM1-treated mice were cured, remaining tumor free after 200 days, administration of 5-FU at its maximum tolerated dose only slightly delayed tumor regrowth (for five days). The Company also compared the effectiveness of C242-DM1 to that of 5-FU in mice which had been injected with other types of colon tumors -- those which express the protein recognized by the C242 antibody on only 20-30% of their cells, as opposed to on all of their cells, as in the previous experiments. There were complete tumor regressions of five weeks in all of the animals treated with C242-DM1 and administration of a second course of C242-DM1 extended the tumor-free period to nine weeks without toxic side effects, suggesting that use of multiple cycles of the C242-DM1 for treatment of colorectal cancer may be a feasible clinical regimen. In contrast, these tumors rapidly grew large in the animals treated with 5-FU.

     In August 1997, the Company announced receipt of a $750,000 Phase II SBIR grant from the NCI to support preclinical research and development of huC242-DM1, including final product formulation in advance of the start of human clinical studies. The award is for $375,000 annually for two years retroactive to April 1, 1997.

     Upon completion of preclinical studies and the successful execution of a licensing agreement to obtain commercial rights to the antibody, the Company expects to begin clinical studies of huC242-DM1. The Company will require additional funding to conduct clinical trials of this product. The Company is actively seeking such additional funding for this program.

     HUN901-DM1. This product consists of the humanized version of the antibody, N901, conjugated to DM1. N901 binds specifically to an antigen, CD56, found on the surface of small-cell lung cancer cells. This antibody also has been humanized successfully, and the Company has established cell lines that express humanized N901 at sufficiently high levels to be suitable for scale up. As with huC242-DM1, huN901-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy.

     In April 1997, the Company presented results of preclinical studies of huN901-DM1 at the American Association for Cancer Research Annual Meeting. In studies substantially similar to those published in 1996 on C242-DM1, the data show that huN901-DM1 completely eradicated human small-cell lung cancer tumors transplanted in mice with no recurrence for 200 days, the length of the experiment. In contrast, even at the maximum tolerated dose, tumor growth in the mice was delayed only briefly after treatment with cisplatin and/or etoposide, standard chemotherapeutics for small-cell lung cancer.

     The Company expects to test huN901-DM1 as a tumor debulking agent in small-cell lung cancer. The Company will require additional funding to complete preclinical development and clinical trials of this product. The Company is actively seeking additional funding for this program; clinical testing will not begin until such funding is secured.

     The Company also has tested in the laboratory a conjugate comprising huN901 linked to DC1, the second class of potent, small-molecule drugs under development at ImmunoGen. The Company believes that huN901-DM1 offers better pharmacokinetics and specific cytotoxicity to tumors expressing the N901 antigen than does huN901-DC1.

     HUANTI-B4-DC1. This TAP consists of the antibody, anti-B4, linked to DC1. Anti-B4 binds specifically to a marker, CD19, found on B-cell malignancies including certain leukemias and lymphomas. The antibody has been humanized successfully using resurfacing, and the Company has expressed it in cells at sufficiently high levels to be suitable for scale up.

     The Company submitted an Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA") to test a version of the drug containing the original, mouse-derived anti-B4 antibody linked to DC1 in relapsed lymphoma patients in April 1994 and FDA accepted its application. Subsequently, the Company completed humanization of the anti-B4 antibody for use in this TAP. The Company will have to submit a new IND to begin clinical trials of huAntiB4-DC1 and will require additional funding to complete preclinical development.

APOPTOSIS TECHNOLOGY

     Recent research has shown that human cells have an intrinsic "suicide program" called apoptosis, one function of which is to destroy certain cells in order to protect the body against disease. Defects in this program may allow cancerous cells to survive and proliferate or viruses to reproduce and spread. Inappropriate signaling of apoptosis or the blocking of apoptotic signals also have emerged as key factors in immunological, neurodegenerative, cardiovascular and other diseases.

     Based on the belief that pharmacologic manipulation of apoptosis offers a promising, novel approach to the treatment of disease, in January 1993, the Company established ATI as a majority-owned subsidiary to pursue development of therapeutics based on the regulation of apoptosis. Further, because cancer and viral infections are two targets where inhibition of the apoptotic program is recognized as an essential element of the disease, ATI is focusing its research in these two areas. ATI has identified several key proteins which regulate apoptosis in cancer cells and viruses and, using these, has developed proprietary screens with which to identify leads for drug development.

     ATI's strategy has been to leverage existing knowledge in the field of apoptosis by establishing, at the discovery stage, a series of key research collaborations with academic scientists. To this end, ATI has established collaborative ties with leading scientists at academic centers to complement its own internal research team. In August 1997, the Company also announced a collaboration between ATI and BioChem for the discovery and development of novel anti-cancer therapeutics based on the use of ATI's proprietary screens for the identification of products which regulate the activity of "anti-death" genes and cellular survival factors.

A.  Regulation of Apoptosis and Cancer

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

     It is now well accepted that there are two key, distinct mechanisms that block apoptosis in cancer cells: (i) the activation of "anti-death" genes; and
(ii) regulation of cellular survival factors. Some types of cancer cells may survive due to the activation of anti-death genes while others may survive due to the activation of specific survival signals.

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

     ATI has discovered and characterized several proteins of the Bcl-2 family that are potent promoters of cell death but whose function in tumor cells is disrupted by cell-death suppressors such as Bcl-2. The first of these is the Bak protein. Laboratory experiments published by ATI in the journal, Nature, in April 1995 have shown that expression of Bak induces rapid and extensive apoptosis, raising the possibility that it is directly involved in triggering the cell death program. The Company received a Notice of Allowance for a United States patent claiming methods and use of the Bak protein in June 1996. The cloning and analysis of a second cell death promoter, Bik, discovered and characterized in collaboration with an ATI consultant at St. Louis University Medical Center, were published in November 1995 in the journal, Oncogene. ATI also has discovered a third promoter of cell death, Bbk. Each of these two promoters of apoptosis is the subject of a separate application by ATI for a United States patent.

     Importantly, ATI scientists also have identified BH3, a domain present in all three of these promoters of cell death, as well as in other proteins of the Bcl-2 family. The Company believes that BH3, also known as the GD domain, is both necessary and sufficient for the triggering of cell death. ATI believes that the reason apoptosis is blocked in tumor cells is due to binding of Bcl-2-related cell-death suppressors to BH3. Identification of the BH3 domain therefore gives ATI molecular information with which it can design screens for drugs which counteract the influence of Bcl-2 and related suppressors of cell death, thereby restoring apoptosis in tumor cells. The identification of BH3 was published by ATI researchers in November 1995 in the European Molecular Biology Organization Journal. In August 1997, the Company was awarded a U.S. patent, No. 5,656,725, covering the GD (BH3) domain.

     Regulation of survival signals. Cells also may suppress the cell death program through survival signals provided by growth factors such as insulin-like growth factor 1 ("IGF-1"). Research by collaborators at the Imperial Cancer Research Fund ("ICRF"), a leading cancer research foundation in the United Kingdom, has shown that survival signals provided by IGF-1 help prevent cancer cells from undergoing apoptosis. ATI has established a research program with ICRF to elucidate the role of IGF-1 and other survival factors in the death pathway and to identify drugs that mimic or disrupt the survival signal of IGF-1 in cells. See "-- Licenses -- Imperial Cancer Research Fund." The IGF-1 receptor ("IGF-1R") is overexpressed on cells of many tumor types, such as breast and small-cell lung carcinoma, and may be a critical requirement for the survival of tumor cells. ATI therefore believes that the suppression of survival signals may induce apoptosis in a great number of tumor types.

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

B.  Regulation of Apoptosis and Viral Disease

     Viral infection involves the binding of virus to host cells, viral entry into those cells and the ultimate commandeering of the host cells' synthetic machinery, which permits replication of the viral genome and the generation of new virus particles. It is now generally recognized that host cells often use their ability to undergo apoptosis as an effective means of stopping virus propagation: in many viruses, genes have evolved whose action is to block apoptosis in the host cell and so permit viral replication. In vitro experiments with several viruses have demonstrated that suppression of their anti-apoptotic mechanisms may effectively limit viral infection.

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

     ATI, in collaboration with St. Louis University Medical Center, also is focusing on the identification of the anti-apoptotic genes of human cytomegalovirus (CMV), a herpes virus which often infects immunocompromised individuals, such as those afflicted with AIDS or following organ transplantation, and which is life threatening. ATI is developing screens based on anti-apoptotic CMV genes that will permit the identification of compounds effective against the propagation of CMV.

     ATI has entered into an agreement giving it an option to license technology arising from its collaboration with St. Louis University Medical Center.

ONCOLYSIN PRODUCTS

     The Company's initial immunoconjugate product candidates comprised blocked ricin (a proprietary derivative of ricin, a potent, naturally occurring plant toxin readily available from castor beans) linked to a monoclonal antibody to form an immunoconjugate. Four such blocked ricin products -- the Oncolysins -- entered human clinical trials; the Company began a Phase III clinical trial of the most advanced Oncolysin product -- Oncolysin B, for the treatment of lymphoma subsequent to bone marrow transplantation -- in July 1993.

     As part of a December 1994 restructuring, the Company stopped development of the three other Oncolysin product candidates then in clinical trials:
Oncolysin S, Oncolysin M and Oncolysin CD6, for the treatment of small-cell lung cancer, acute myelogenous leukemia and T-cell malignancies, respectively. In March 1997, an analysis of data from 155 patients enrolled in a Phase III clinical trial of Oncolysin B indicated that the drug offered no advantage when compared to the control arm of the study. Based on these results, the Company decided to discontinue development of that product, also, and to focus its efforts fully on development of its TAP products and apoptosis technology. The Company may obtain a collaborator or licensee for Oncolysin B; however, it currently is not actively seeking such a partnership arrangement, nor does it expect to do so in the near future.

BUSINESS STRATEGY

     ImmunoGen's objective is to be a leader in the development of novel pharmaceuticals for the treatment of cancer and other human diseases. The Company has developed a three-fold business strategy to meet this objective:

          1. ImmunoGen will continue the preclinical development of its TAP products with the expectation of entering human clinical trials with those products. The Company will aggressively pursue corporate partners to support clinical development and commercialization of the Company's TAPs and to provide the Company with a long-term revenue stream derived from royalties on product sales.

          2. The Company will seek to in-license additional antibodies for use in TAP products to broaden applications of its technology to the treatment of other forms of cancer.

          3. ATI will continue to leverage its existing knowledge in the field of apoptosis through its collaborations with academic scientists and the development of new screens. Having completed a licensing arrangement for its anti-cancer screens, the Company will continue to seek pharmaceutical partners to use ATI's screens with their libraries of existing drugs in the area of viral disease and to jointly develop small-molecule drugs based on the molecular targets ATI has identified.

LICENSES

     The Company and ATI each have entered into license agreements with third parties in order to acquire rights to materials and techniques which strengthen their technology base, usually in exchange for a royalty on sales of products which incorporate such materials and techniques. The principal licenses are listed, below:

LICENSES -- IMMUNOGEN, INC.

     DANA-FARBER CANCER INSTITUTE. Under a Research and License Agreement with Dana-Farber, entered into in May 1981, the Company has provided funds for research projects conducted by Dana-Farber involving the development of monoclonal antibodies, toxins and drugs for conjugation and use as cancer therapeutics. Dana-Farber retains ownership of the technology developed through such research and has granted the Company a worldwide exclusive license to use such technology in the Company's products, including the right to sublicense to others.

     Several of the Company's products under development use Dana-Farber technology which has been licensed to the Company under this agreement. In return for these rights, the Company agreed to pay Dana-Farber royalties on product sales by ImmunoGen and its sublicensees.

     As of June 1996, the Company had satisfied all past and present funding obligations under the Research and License Agreement. The Company has no further funding obligations to Dana-Farber except for payment of royalties on future sales of products which incorporate Dana-Farber technology.

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

     TAKEDA CHEMICAL INDUSTRIES, LTD. A licensing agreement with Takeda Chemical Industries, Ltd. ("Takeda"), executed in April 1994, gives the Company a worldwide license to make, use and market immunoconjugate products containing maytansine or its analogs. Under the agreement, Takeda will receive a royalty based on ImmunoGen's annual net sales of such products and will have a right of first refusal to market such products in most Asian and certain Middle Eastern countries.

     In addition, Takeda will furnish to ImmunoGen, free of charge, up to 40 grams of maytansine for research and development during the term of the license agreement. Subsequent supplies will either be furnished by Takeda on a cost plus basis or produced by ImmunoGen with a royalty payable to Takeda.

LICENSES -- APOPTOSIS TECHNOLOGY, INC.

     BIOCHEM PHARMA INC. In July 1997, ATI and BioChem entered into a three-year research collaboration arrangement and a licensing agreement under which ATI grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on Bcl-2 and IGF-1 -- two families of proteins involved in apoptosis -- for use in identifying leads for drug development. The collaboration also covers the identification of novel targets and the development of new screens in the two areas.

     Under the collaboration, BioChem will invest $11.125 million in ATI in a series of private placements over a three-year period to fund research conducted by the collaboration during that period. In consideration for their investment, BioChem will receive convertible preferred stock in ATI. The research agreement also may be extended beyond that time under conditions substantially similar to the original three-year term. BioChem will make milestone payments of up to $15 million for each product resulting from the research collaboration over the course of its development. In addition, ATI will receive royalties on the sale of products resulting from the collaboration. BioChem will receive warrants to purchase shares of the Company's stock equal to the amount invested in ATI during the three-year research term.

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

     IMPERIAL CANCER RESEARCH FUND AND IMPERIAL CANCER RESEARCH TECHNOLOGY
LTD. In July 1994, ATI entered into a three-year research and development collaboration agreement in the field of apoptosis and cell proliferation with the Imperial Cancer Research Fund ("ICRF") and the Imperial Cancer Research Technology Ltd ("ICRT"), ICRF's technology transfer arm, under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic and diagnostic applications arising from existing inventions and an option to license future inventions within the scope of the collaboration made in specified laboratories at ICRF. In consideration for this license, ICRT received a minority equity interest in ATI in addition to a commitment by ATI to fund ongoing research in those ICRF laboratories from which ATI will derive rights under the agreement. ATI also will pay ICRT royalties on the sale of any products which incorporate licensed ICRF technology. As of August 1996, no milestone or royalty payments have been made under this agreement.

     As of July 1997, the Company has satisfied all past and present obligations under the agreement. The Company has no further funding obligations to ICRF except for payment of royalties on future sales of products which incorporate technology developed under the research collaboration.

PATENTS, TRADEMARKS AND TRADE SECRETS

     ImmunoGen and its subsidiary, ATI, seeks patent protection for its proprietary technology and products both in the United States and abroad. The Company has received two United States patents and one European patent claiming the use of maytansinoids in conjugated form as an invention, two United States patents claiming use of DC1 and its analogs in immunoconjugates and one United States patent claiming methods and use of its resurfacing technology. ATI has received a Notice of Allowance of one United States patent claiming methods and use of the apoptosis-related protein, Bcl-Y (also referred to as Bak), and has received one United States patent claiming the GD
(BH3) domain as a molecular target for the development of drugs which regulate apoptosis.

     In addition, nine patents have been issued to Dana-Farber in the United States covering immunoconjugate technology and apoptosis-related technology exclusively licensed by ImmunoGen or ATI from Dana-Farber. Two of these patents claim a monoclonal antibody specific to small-cell lung carcinoma cells as an invention, two of these patents claim the use of blocked ricin in immunoconjugates, two of these patents claim composition of TIA-1, a protein implicated in apoptosis, one of these patents claims composition of TIA-R, a TIA-1 related protein, one of these patents claims antibodies against TIA-1 and one of these patents claims composition of TIA-1 binding proteins. Five additional Dana-Farber patents had been exclusively licensed to ImmunoGen and, at the Company's option, have reverted back to Dana-Farber.

     Additional patent applications covering proprietary small-drug derivatives, immunoconjugates, apoptosis technology and use of certain of these products and inventions for indicated diseases have been submitted in the United States, Canada, Europe and Japan and are pending or awaiting examination. Work leading to other patent applications is being performed by Company employees. In all such cases, the Company will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. No assurance can be given, however, that the patent applications will issue as patents or that any patents, if issued, will provide ImmunoGen with adequate protection against competitors with respect to the covered products, technology or processes.

     Many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of certain of the Company's key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees and its consultants, advisors and collaborators to enter into confidentiality agreements with ImmunoGen. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, know-how or other proprietary information.

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

     Competitors have begun clinical trials of monoclonal antibody-based products for the treatment of forms of cancer which could compete with the indications of the Company's TAP product candidates. Additionally, technologies other than those involving monoclonal antibodies can be applied to the treatment of cancer. The application of recombinant DNA technology to develop potential products made of proteins that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, the interferons, tumor necrosis factor, colony stimulating factors and a number of other biological response modifiers, as well as second generation analogs of these biologics. More recently, genomics technology has been used to identify new gene-based targets for the development of anti-cancer drugs. The

Company believes that these products offer only limited competition for ImmunoGen's anti-cancer products. Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies also may result in the identification of new compounds which may compete with the Company's product candidates. The Company's proprietary antibody resurfacing technology also faces competition from other techniques for the humanization of monoclonal antibodies.

     The technology of the Company's subsidiary, ATI, also is highly competitive. Over the past several years, many companies and research institutions, including academic laboratories, biotechnology companies and large pharmaceutical firms, have dedicated resources to apoptosis research. ATI is expected to face competition from other biotechnological approaches as well as more traditional, drug-based approaches to cancer and viral diseases. ATI will experience competition from fully integrated pharmaceutical companies with expertise in research and development, manufacturing and product commercialization, and which have greater resources in these areas than ATI. The Company also is aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY ISSUES

     ImmunoGen's products are regulated in the United States by FDA in accordance with the Federal Food, Drug, and Cosmetic Act as well as the Public Health Service Act. Parenteral monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within FDA. Thus, human clinical trials of a new product are conducted after submission of an IND application acceptable to FDA and commercial marketing of that product may occur only after approval of a Product License Application ("PLA") and an Establishment License Application ("ELA"). For biologicals such as the Company's products, the PLA/ELA may be combined into a single Biologic Application requesting product marketing approval. Manufacturing must be performed in accordance with Good Manufacturing Practices ("GMPs").

     The regulatory issues that have potential impact on future marketing of ImmunoGen products are summarized in the following paragraphs:

     Clinical Trials Process: Before a pharmaceutical product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

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

     Orphan Drug Designation: The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the United States at the time of application for Orphan Drug designation.

     ImmunoGen may pursue this designation with respect to its products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by FDA to be different from a particular Orphan Drug is not barred from sale in the United States during such seven-year exclusive marketing period.

     Treatment IND Status: ImmunoGen may file for Treatment IND status for some indications under provisions of the IND regulations revised in 1987. These regulations apply to products for patients with serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown convincing evidence of efficacy, but before general marketing approval has been granted by FDA. Under these regulations, the Company anticipates that it will be in a position to recover some of the costs of research, development and manufacture of its products before marketing begins.

     Drugs for Life-Threatening Illnesses: FDA regulations issued in October 1988 are intended to speed the availability of new therapies to desperately ill patients. These procedures permit early consultation and commitment from FDA regarding preclinical and clinical studies necessary to gain marketing approval. Additional FDA regulations issued in December 1992 define opportunities for accelerated review and approval of therapies for serious or life-threatening illnesses. Guidelines for FDA accelerated review, articulated in November 1991 by the President's Council on Competitiveness, state that by 1994 such reviews should be made within six months. The Company believes that certain applications for its products qualify for accelerated review.

     Further, in March 1996, the President and FDA Commissioner announced four initiatives intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anti-cancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism would be required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

RESEARCH AND DEVELOPMENT SPENDING

     During each of the three years ended June 30, 1995, 1996 and 1997, the Company spent approximately $16.8 million, $9.6 million and $7.4 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

     As of June 30, 1997, the Company had 63 full-time employees, of whom 17 held Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARDS

  ImmunoGen, Inc.

     At June 30, 1997, the members of the Company's Scientific Advisory Board were as follows:

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

  Apoptosis Technology, Inc.

     Walter A. Blattler, Ph.D. Vice President, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Executive Vice President, Science and Technology.

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

     Elliott D. Kieff, M.D., Ph.D. Professor of Medicine and Professor of Microbiology and Molecular Genetics, Harvard University Medical School; Director of Infectious Diseases, Brigham & Women's Hospital; member of the National Academy of Sciences; Chairman of Virology at Harvard University and an authority on herpes viruses.

     Stuart F. Schlossman, M.D. Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology of Dana-Farber Cancer Institute.

ITEM 2.  PROPERTIES

     ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, of which one facility, or 37,700 square feet, has been subleased by the Company. The Company also leases 27,500 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot manufacturing facility as well as its corporate offices. The Company had also leased 47,000 square feet of space in Canton, Massachusetts until January 1, 1996, when it assigned the lease on that facility to another biotechnology company. The Canton facility had been idle since the Company implemented its restructuring plan in December 1994. The Company believes that the manufacturing portion of the Norwood facility, although not yet inspected by FDA, complies with all applicable FDA Good Manufacturing Practice Regulations.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ImmunoGen's Common Stock is quoted on the Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low sale prices for ImmunoGen Common Stock for each of the quarters indicated during the Company's last two fiscal years.

                                                                             HIGH    LOW
                                                                             ---     ---
    Fiscal Year 1997
      First Quarter........................................................  5 7/8   2 7/8
      Second Quarter.......................................................  4       2 3/16
      Third Quarter........................................................  3 3/4   1 1/4
      Fourth Quarter.......................................................  2       1 3/16

    Fiscal Year 1996
      First Quarter........................................................  5 5/8   3 1/4
      Second Quarter.......................................................  3 7/16  1 5/16
      Third Quarter........................................................  3 13/16 2 1/16
      Fourth Quarter.......................................................  5 11/16 2 1/4

     As of August 11, 1997, there were approximately 773 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 10,000 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

     On June 27, 1997, the Company sold 1,000 shares of its Series D Convertible Preferred Stock (the "Series D Stock"), $.01 par value, to an institutional investor in connection with the Company's October 1996 private placement (the "October 1996 Private Placement") for an aggregate purchase price of $1 million. Each share is convertible at any time into a number of shares of the Company's Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of the Company's Common Stock on the date of conversion. Also in connection with the issuance of the Series D Stock, the investor received warrants to purchase 454,545 shares of the Company's Common Stock. These warrants are exercisable at a price of $1.94 per share and expire in 2002. The October 1996 Private Placement, conducted in accordance with Regulation D as promulgated under the Securities Act of 1933, as amended, originally provided for a total of up to $12.0 million of convertible preferred stock to be issued to the investor in a series of private placements. The Company has received a total of $7.0 million under this agreement. No underwriter was involved in this transaction.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

                                                         YEAR ENDED JUNE 30,
                               ------------------------------------------------------------------------
                                  1993           1994           1995          1996*           1997
                               -----------     -----------    -----------    -----------    -----------
Total revenues...............   $     1,658    $       926    $       512    $       568    $       630
Total expenses...............        20,274         24,606         20,363         19,490          9,711
Net loss to common
  shareholders...............       (18,634)       (23,690)       (19,857)       (18,923)       (12,595)
Loss per common share........         (1.76)         (2.09)         (1.58)         (1.32)         (0.70)
Total assets.................        46,458         38,384         17,046          8,506          6,350
Long-term debt and capital
  lease obligations, less
  current portion............         1,212          3,519          2,456          5,788             59
Stockholders' equity.........        40,540         29,960         10,123            777          4,462
Weighted average common
  shares outstanding.........    10,617,109     11,332,194     12,571,134     14,379,064     17,930,164

---------------
* Restated (see Note B of Item 8. Notes to Consolidated Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer therapeutics based on the regulation of apoptosis. The major sources of the Company's working capital have been the proceeds of equity and convertible debt financings, license fees, government-sponsored research grants and income earned on investment of its available funds. In July 1997 ATI entered into a research and collaboration agreement with a large biopharmaceutical company which will provide financing for ATI's operations of $11.125 million, to be received in quarterly installments over an initial three-year period, if specified conditions are met, as well as potential milestone and future royalty payments. The Company expects no revenues to be derived from product sales for the foreseeable future.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company anticipates that its existing cash resources, excluding $1.852 million ATI received in August 1997 from its collaborator to finance research under the collaboration but including $330,000 ImmunoGen received in July 1997 from the assignee of the Company's facility and equipment leases for its Canton, Massachusetts facility, will enable the Company to maintain its current and planned operations into November 1997. In addition to securing financing for its subsidiary, ATI, the Company was recently awarded a $750,000 grant from the Small Business Innovation Research Program ("SBIR Program") of the National Cancer Institute of the National Institutes of Health to advance development over a two-year period of the Company's lead product candidate, huC242-DM1. In addition, under a financing agreement it entered into in October 1996 (the "October 1996 Private Placement"), the Company was granted the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, of which an aggregate of $7.0 million had been received through June 30, 1997. Because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $5.0 million which had been available to the Company under this agreement. However, in discussions with the Company, the investor has agreed to fund an additional $1.0 million, and has indicated a willingness to further invest in the Company to the extent required to fund the Company's operations, if necessary, subject to certain conditions to be agreed upon. The Company also continues its stringent cost control efforts begun in December 1994 when it implemented a significant restructuring program.

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

RESULTS OF OPERATIONS

     The Company's revenues increased approximately 11% from approximately $512,000 in fiscal 1995 to approximately $568,000 in fiscal 1996 and then increased 11% to approximately $630,000 in fiscal 1997. Revenues in fiscal 1995 were derived principally from interest income on the proceeds of the Company's equity offerings, with smaller amounts of development revenues received under the SBIR Program. In 1996 and 1997, revenues were derived principally under the SBIR Program, with smaller amounts received as interest income and as licensing fees pursuant to two licensing agreements. In addition, in fiscal 1995 and 1996, revenues included a gain on sale of assets which resulted from a sale/leaseback agreement for equipment at the Canton facility executed in fiscal 1994 which had been deferred and recorded as other income through December 1995. Other income in fiscal 1996 and fiscal 1997 includes accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts, facility and equipment.

     Interest income decreased 73% from approximately $459,000 in fiscal 1995 to approximately $124,000 in fiscal 1996 and then increased 69% to approximately $209,000 in fiscal 1997. These changes reflect the differences in cash balances available for investment between these periods.

     The Company's total expenses decreased 4% from approximately $20.4 million in fiscal 1995 to approximately $19.5 million in fiscal 1996 and then decreased 50% to approximately $9.7 million in fiscal 1997. Exclusive of the one-time charge to dispose of the Canton assets (approximately $2.0 million) and the financing costs associated with the issuances of debt securities which were charged to interest expense (approximately $5.6 million), the decrease between fiscal 1995 and 1996 operating expenses would have been substantially greater.

     Research and development costs constituted the primary component of the Company's total expenses (83%, 49% and 76% in fiscal years 1995, 1996 and 1997, respectively), decreasing from approximately $16.8 million in fiscal 1995 to approximately $9.6 million in fiscal 1996, and then decreasing to approximately $7.4 million in fiscal 1997. These decreases are attributable to the Company's continuing cost reduction efforts begun in fiscal year 1995.

     General and administrative expenses decreased 40% from approximately $3.0 million in fiscal year 1995 to approximately $1.8 million in fiscal year 1996 and then increased 23% to approximately $2.2 million in fiscal 1997. The decrease between fiscal 1995 and 1996 is a result of the Company's cost reduction efforts begun in fiscal year 1995. These cost reduction efforts, also reflected in the fiscal 1997 results, are offset in fiscal 1996 and fiscal 1997 by increased charges associated with the Company's financing efforts.

     Interest expense increased from approximately $510,000 in fiscal year 1995 to approximately $6.1 million in fiscal year 1996 and then decreased to approximately $79,000 in fiscal year 1997. All periods include interest costs on the remaining principal balances of the Company's capital lease agreements. The substantial costs in fiscal 1996 represent the costs incurred in connection with the issuances of convertible debentures, including a non-cash charge to interest of approximately $2.7 million related to warrants issued in connection with the issuances of convertible debentures, approximately $2.4 million related to a discount in the convertible debentures, and $511,000 of cash fees paid to third parties in connection with the Company's debenture financings. In fiscal 1997, the Company's financing activities included issuances of convertible equity and common stock purchase warrants, as well as the October 1996 conversion of a $2.5 million convertible debenture to convertible preferred stock, and the value associated with those issuances is reflected as dividends on convertible preferred stock. Total dividends for fiscal year 1997 were approximately $3.5 million, all of which represent non-cash charges to dividends, and include approximately $351,000 of charges associated with the 9% dividend rate on all series of preferred stock, approximately $2.1 million of value associated with common stock purchase warrants issued in connection with the preferred stock and approximately $1.1 million related to the 1997 SEC Staff Interpretation on accounting for debt and equity securities convertible into common stock at a discount to the market price of the common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1994, the Company has financed its operating deficit of approximately $51.4 million from various sources, including issuances in fiscal years 1996 and 1997 of convertible debt and equity securities, amounts received pursuant to its fiscal 1996 assignment of leases, funds received under research grants and the exercise of stock options.

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

     In March 1996, the Company agreed to issue $5.0 million principal amount convertible debentures in a private placement. As part of the private placement, the Company issued a $2.5 million principal amount debenture in March 1996. In June 1996, the debenture, together with accrued interest thereon, was converted into shares of Common Stock, and warrants to purchase 509,000 shares of Common Stock at an exercise price of $4.00 per share were issued to the holder of the debenture. These warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture was issued and then converted into Series A Convertible Preferred Stock ("Series A Stock") in October 1996. Each share of Series A Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 and (ii) 85% of the average of the closing bid price of the Common Stock for the five days prior to conversion (the "Market Price"). As of June 30, 1997, 1,400 of the 2,500 shares of Series A Stock had been converted into 1,328,744 shares of the Company's Common Stock. As of August 21, 1997, 1,900 of the 2,500 shares of Series A Stock plus accrued dividends thereon had been converted into 1,827,674 shares of the Company's Common Stock. In June 1996, the Company issued additional warrants to purchase 500,000 shares of the Company's Common Stock in connection with the conversion of the March 1996 debenture into Common Stock. These warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of the Company's Common Stock were issued as finder's fees in connection with the issuance of the debentures. The 1,259,000 warrants issued in connection with the debentures had a value of approximately $2.7 million, which was charged to interest expense at the time of issuance of the warrants. Upon conversion of the Series A Stock, the holder receives warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares issuable upon conversion of the Series A Stock. These warrants, valued at $623,000, were accounted for as non-cash dividends to preferred shareholders at the time of issuance of the warrants. These warrants will be exercisable at $4.00 per share and expire five years after the date of issuance. As of June 30, 1997, warrants to purchase 664,372 shares of the Company's Common Stock were issued on conversion of the Series A Stock. As of August 21, 1997, warrants to purchase 913,837 shares of the Company's Common Stock were issued on conversion of the Series A Stock.

     In June 1996 the Company satisfied its own and ATI's obligations to Dana-Farber, totaling approximately $1.3 million, by issuing an 11.5% convertible debenture in that amount. In July 1996, the 11.5% debenture and accrued interest thereon, aggregating $1,318,734, was converted into 351,662 shares of the Company's Common Stock.

     In October 1996, the Company sold $3.0 million of 9% Series B Convertible Preferred Stock ("Series B Stock") in connection with the October 1996 Private Placement. Each share of Series B Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $3.60 and (ii) 85% of the Market Price of the Common Stock at the time of conversion. As of February 4, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's Common Stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002. These warrants have a value of $618,900, which was accounted for as non-cash dividends to preferred shareholders at the time of issuance of the warrants.

     In January 1997, the Company sold $3.0 million of 9% Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the Market Price of the Company's Common Stock at the time of conversion. As of June 30, 1997, 2,300 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,018,558 shares of the Company's Common Stock. As of August 1, 1997, all 3,000 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to preferred shareholders at the time of issuance of the warrants.

     In June 1997, the Company sold $1.0 million of 9% Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement. The Series D Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and
(ii) 85% of the Market Price of the Company's Common Stock at the time of conversion. In addition, the investor received warrants to purchase 454,545 shares of the Company's Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. In accordance with the 1997 SEC Staff Interpretation, the value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends to preferred shareholders at that time.

     Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by paying the advisor a combination of cash and 41,481 shares of the Company's Common Stock.

     ImmunoGen was committed to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period commencing in January 1993. At June 30, 1995, these obligations had been fulfilled by the Company. ImmunoGen had also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of June 30, 1996 and 1997, amounts owed by ATI to ImmunoGen approximated $10.0 million and $14.2 million, respectively. In July 1997, the balance due ImmunoGen as of July 31, 1997 based on an estimate of the amount owed as of that date, was converted into shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership from 72% to approximately 95%. If the actual amount owed by ATI to ImmunoGen exceeds the estimated amount, the excess amount will also be converted into shares of ATI common stock.

     In July 1997, ATI entered into a collaboration with BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

     Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. On August 1, 1997, BioChem paid ATI

$1.852 million under this agreement. The balance of $9.273 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on the future worldwide sales of products, if any, resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

     As part of the agreement, BioChem will receive warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common shares do not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

     In the period since July 1, 1994 approximately $551,000 was expended on property and equipment. No significant amounts were expended in fiscal 1997 or are expected to be expended on property and equipment in fiscal 1998.

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

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organization; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   20
Consolidated Financial Statements:
  Consolidated Balance Sheets at June 30, 1996 and 1997...............................   21
  Consolidated Statements of Operations for the Years Ended June 30, 1995, 1996 and
     1997.............................................................................   22
  Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1995,
     1996 and 1997....................................................................   23
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1996 and
     1997.............................................................................   24
  Notes to Consolidated Financial Statements..........................................   25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmunoGen, Inc.:

     We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. as of June 30, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has suffered recurring losses from operations; at June 30, 1997, the Company has cash resources of $1.7 million which, along with $2.2 million received by the Company in July 1997, management anticipates is sufficient to maintain current and planned operations only into November 1997 and, therefore, requires significant additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 30, 1997

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1996 AND JUNE 30, 1997

                                                                  JUNE 30,          JUNE 30,
                                                                    1996              1997
                                                                -------------     -------------
                                            ASSETS
Cash and cash equivalents.....................................  $   2,796,636     $   1,669,050
Prepaids and other current assets.............................        163,280           578,497
                                                                -------------     -------------
     Total current assets.....................................      2,959,916         2,247,547
                                                                -------------     -------------
Property and equipment, net of accumulated depreciation.......      4,163,416         2,929,733
Note receivable...............................................      1,338,929         1,128,910
Other assets..................................................         43,700            43,700
                                                                -------------     -------------
          Total assets........................................  $   8,505,961     $   6,349,890
                                                                =============     =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..............................................  $     733,446     $     612,559
Accrued compensation..........................................        233,515           248,472
Other accrued liabilities.....................................        832,573           841,238
Current portion of capital lease obligations..................        141,533            37,068
Current portion of deferred lease.............................             --            89,160
                                                                -------------     -------------
     Total current liabilities................................      1,941,067         1,828,497
                                                                -------------     -------------
Capital lease obligations.....................................         37,068                --
Deferred lease................................................             --            59,436
Convertible debentures........................................      5,750,443                --
Commitments
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 5,000,000 as of
  June 30, 1997:
     Convertible preferred stock, Series A, $.01 par value;
       issued and outstanding 1,100 shares as of June 30, 1997
       (liquidation preference -- stated value plus accrued
       but unpaid dividends per share.........................             --                11
     Convertible preferred stock, Series C, $.01 par value;
       issued and outstanding 700 shares as of June 30, 1997
       (liquidation preference -- stated value plus accrued
       but unpaid dividends per share.........................             --                 7
     Convertible preferred stock, Series D, $.01 par value;
       issued and outstanding 1,000 shares as of June 30, 1997
       (liquidation preference -- stated value plus accrued
       but unpaid dividends per share.........................                               10
  Common stock, $.01 par value; authorized 30,000,000 shares as of June 30, 1996 and June 30, 1997, respectively;
     issued and outstanding 16,599,855 and 21,779,767 shares
     as of June 30, 1996 and June 30, 1997, respectively......        165,999           217,797
  Additional paid-in capital..................................    128,525,884       144,753,538
                                                                -------------     -------------
                                                                  128,691,883       144,971,363
Accumulated deficit...........................................   (127,914,500)     (140,509,406)
                                                                -------------     -------------
     Total stockholders' equity...............................        777,383         4,461,957
                                                                -------------     -------------
          Total liabilities and stockholders' equity..........  $   8,505,961     $   6,349,890
                                                                =============     =============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                        JUNE 30,
                                                       ------------------------------------------
                                                           1995           1996           1997
                                                       ------------   ------------   ------------
Revenues:
  Development fees...................................                 $    398,289   $    393,583
  Interest...........................................  $    459,293        124,208        209,398
  Licensing..........................................            --         18,070         27,057
  Other..............................................        52,571         27,856             --
                                                       ------------   ------------   ------------
          Total revenues.............................       511,864        568,423        630,038
                                                       ------------   ------------   ------------
Expenses:
  Research and development...........................    16,819,082      9,622,132      7,418,315
  General and administrative.........................     3,034,087      1,769,414      2,213,205
  Interest...........................................       509,700      6,096,894         79,150
  Loss on disposal of assets.........................            --      2,001,480             --
                                                       ------------   ------------   ------------
          Total expenses.............................    20,362,869     19,489,920      9,710,670
                                                       ------------   ------------   ------------
Loss before income taxes.............................   (19,851,005)   (18,921,497)    (9,080,632)
Income tax expense...................................         6,063          1,640          2,764
                                                       ------------   ------------   ------------
Net loss.............................................   (19,857,068)   (18,923,137)    (9,083,396)
                                                       ------------   ------------   ------------
Dividends on convertible preferred stock.............            --             --      3,511,510
                                                       ------------   ------------   ------------
Net loss to common shareholders......................  $(19,857,068)  $(18,923,137)  $(12,594,906)
                                                       ============   ============   ============
Loss per common share................................  $      (1.58)  $      (1.32)  $      (0.70)
                                                       ============   ============   ============
Shares used in computing loss per share amounts......    12,571,134     14,379,064     17,930,164
                                                       ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE H)
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

                                          COMMON STOCK                     PREFERRED STOCK
                              ------------------------------------   ----------------------------
                                                       ADDITIONAL                      ADDITIONAL                       TOTAL
                                                        PAID-IN                         PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                SHARES      AMOUNT      CAPITAL      SHARES   AMOUNT    CAPITAL        DEFICIT         EQUITY
                              ----------   --------   ------------   ------   ------   ----------   -------------   -------------
Balance at June 30, 1995....  12,578,606   $125,786   $118,988,736       --    $ --    $        --  $(108,991,363)   $ 10,123,159
                              ----------   --------   ------------   ------    ----    -----------  -------------    ------------

  Stock options exercised...     168,500      1,685        120,900       --      --             --             --        122,585
  Conversion of convertible
    debentures..............   3,852,749     38,528      6,722,763       --      --             --             --       6,761,291
  Issuance of common stock
    warrants................         --          --      2,693,485       --      --             --             --       2,693,485
  Net loss..................         --          --           --         --      --             --    (18,923,137)    (18,923,137)
                              ----------   --------   ------------   ------    ----    -----------  -------------    ------------
Balance at June 30, 1996....  16,599,855    165,999    128,525,884       --      --             --   (127,914,500)        777,383
                              ==========   ========   ============   ======    ====    ===========  =============    ============

  Stock options exercised...      54,644        545         87,310       --      --             --             --          87,855
  Issuance of common
    stock...................      41,481        415         69,585       --      --             --             --          70,000
  Conversion of convertible
    debentures into common
    stock...................     351,662      3,517      1,315,217       --      --             --             --       1,318,734
  Exchange of convertible
    debentures for series A
    convertible preferred
    stock...................          --         --             --    2,500      25      4,749,586             --       4,749,611
  Issuance of Series B
    convertible preferred
    stock...................          --         --             --    3,000      30      3,486,342             --       3,486,372
  Issuance of Series C
    convertible preferred
    stock...................          --         --             --    3,000      30     4,720,003              --       4,720,033
  Issuance of Series D
    convertible preferred
    stock...................          --         --             --    1,000      10     1,287,092              --       1,287,102
  Conversion of Series A
    convertible preferred
    stock into common
    stock...................   1,328,744     13,287      2,766,405   (1,400)    (14)   (2,659,763)             --         119,915
  Conversion of Series B
    convertible preferred
    stock into common
    stock...................   1,384,823     13,848      3,539,221   (3,000)    (30)   (3,486,342)             --          66,697
  Conversion of Series C
    convertible preferred
    stock into common
    stock...................   2,018,558     20,186      2,956,928   (2,300)    (23)   (2,910,669)             --          66,422
  Compensation for put
    right..................           --         --             --       --      --       306,739              --         306,739
  Dividends on convertible
    preferred stock.........          --         --             --       --      --            --      (3,511,510)     (3,511,510)
  Net loss for the year
    ended June 30, 1997.....          --         --             --       --      --            --      (9,083,396)     (9,083,396)
                              ----------   --------   ------------   ------    ----    -----------  -------------    ------------
Balance at June 30, 1997....  21,779,767   $217,797   $139,260,550    2,800    $ 28    $5,492,988   $(140,509,406)   $  4,461,957
                              ==========   ========   ============   ======    ====    ===========  =============    ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                                        JUNE 30,
                                                                    ------------------------------------------------
                                                                        1995              1996              1997
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
  Net loss.......................................................   $(19,857,068)     $(18,923,137)     $(12,594,906)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization................................      3,350,685         2,516,231         1,496,598
    Loss on disposal of facility.................................        (15,630)        2,001,480                --
    Non-cash charge for issuance of common stock warrants and
      payment of interest expense on convertible subordinated
      debenture..................................................             --       5,398,352                  --
    Amortization of debt issuance costs..........................             --         511,000                  --
    Other........................................................             --          25,674               5,791
    Loss on sale of property and equipment.......................             --              --              (8,665)
    Accretion of interest on note receivable.....................             --         (48,395)           (119,981)
    Dividends payable............................................             --              --           3,511,510
    Amortization of deferred lease...............................             --              --             (66,870)
    Changes in operating assets and liabilities:
      Other current assets.......................................        335,957           267,168           (85,217)
      Accounts payable...........................................         19,852          (288,690)          (50,881)
      Accrued compensation.......................................       (619,941)         (163,638)           14,957
      Other non-current liabilities..............................             --           (27,856)               --
      Other accrued liabilities..................................         48,275            98,777           (88,970)
                                                                    ------------      ------------      ------------
        Net cash used for operating activities...................    (16,737,870)       (8,633,034)       (7,986,634)
                                                                    ------------      ------------      ------------
Cash flows from investing activities:
  Capital expenditures...........................................       (477,288)          (23,608)          (50,386)
  Proceeds from sale/maturity of marketable securities...........     30,505,763                --                --
  Purchase of marketable securities..............................    (10,925,635)               --                --
  Proceeds from sale of property and equipment...................             --                --            11,600
                                                                    ------------      ------------      ------------
        Net cash (used for) provided by investing activities.....     19,102,840           (23,608)          (38,786)
                                                                    ------------      ------------      ------------
Cash flows from financing activities:
  Proceeds from convertible debentures...........................             --         8,600,000                --
  Proceeds from convertible preferred stock......................             --                --         6,990,000
  Debt issuance costs............................................             --          (511,000)               --
  Stock issuances, net...........................................         20,387           122,585            87,855
  Principal payments on capital lease obligations................       (910,510)         (455,543)         (141,533)
  Financing costs................................................             --                --           (38,488)
  Proceeds from sale of facility.................................             --           650,000                --
                                                                    ------------      ------------      ------------
        Net cash provided by (used for) financing activities.....       (890,123)        8,406,042         6,897,834
                                                                    ------------      ------------      ------------
Net change in cash and cash equivalents..........................      1,474,847          (250,600)       (1,127,586)
                                                                    ------------      ------------      ------------
Cash and cash equivalents, beginning balance.....................      1,572,389         3,047,236         2,796,636
                                                                    ------------      ------------      ------------
Cash and cash equivalents, ending balance........................   $  3,047,236      $  2,796,636      $  1,669,050
                                                                    ============      ============      ============
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................   $    513,635      $    684,325      $     15,007
                                                                    ============      ============      ============
  Cash paid (refunded) for income taxes..........................   $     (4,390)     $      5,000      $      1,197
                                                                    ============      ============      ============
Supplemental disclosure of noncash financing activities:
  Conversion of convertible debentures including accrued interest
    to Common Stock..............................................   $         --      $  6,653,340      $  1,318,734
                                                                    ============      ============      ============
  Conversion of accounts payable to 11.5% convertible
    debenture....................................................   $         --      $  1,312,943      $         --
                                                                    ============      ============      ============
  Assignment of capital lease obligations........................   $         --      $  2,639,285      $         --
                                                                    ============      ============      ============
  Note receivable issued in relation to assignment of lease......   $         --      $  1,338,929      $         --
                                                                    ============      ============      ============
  Conversion of convertible debentures to preferred stock........   $         --      $         --      $  4,749,611
                                                                    ============      ============      ============
  Third party financing of leasehold improvements................   $         --      $         --      $    215,465
                                                                    ============      ============      ============
  Issuance of Common Stock to relieve accounts payable...........   $         --      $         --      $     70,000
                                                                    ============      ============      ============
  Conversion of Series A Preferred Stock to Common Stock.........   $         --      $         --      $  2,659,777
                                                                    ============      ============      ============
  Conversion of Series B Preferred Stock to Common Stock.........   $         --      $         --      $  3,486,372
                                                                    ============      ============      ============
  Conversion of Series C Preferred Stock to Common Stock.........   $         --      $         --      $  2,910,692
                                                                    ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                                IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS AND PLAN OF OPERATION:

     ImmunoGen, Inc. ("the Company") was incorporated in Massachusetts on March 27, 1981. The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products, and expects no revenues to be derived from product sales in the foreseeable future.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at June 30, 1997 were approximately $1.7 million. This amount includes $1.0 million received in June 1997 pursuant to a private placement of Series D convertible preferred stock to an institutional investor. In August 1997, the Company's subsidiary, Apoptosis Technology, Inc. ("ATI"), received $1.852 million as a first payment under a research and collaboration agreement with a large biopharmaceutical company (see Note K). This collaboration is expected provide significant funding for ATI's operations for a period of time, initially three years, as well as milestone and royalty payments. Under the terms of the collaboration, the entire $11.125 million investment by BioChem Pharma must be used to finance the research program with BioChem Pharma. Also in July 1997, $330,000 was received from the assignee of the Company's facility and equipment leases at its Canton, Massachusetts facility. In addition to maintaining its stringent cost control program, the Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements.

     In addition to securing funding for its subsidiary, ATI, the Company was recently awarded a $750,000 grant from the Small Business Innovation Research
(SBIR) Program of the National Cancer Institute of the National Institutes of Health to advance development over a two-year period of the Company's lead product candidate, huC242-DM1. In addition, under a financing agreement entered into in October 1996, the Company was granted the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, of which an aggregate of $7.0 million had been received through June 30, 1997. Because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $5.0 million which had been available to the Company under this agreement. However, in discussions with the Company, the investor has agreed to fund an additional $1.0 million, and has indicated a willingness to further invest in the Company to the extent required to fund the Company's operations, if necessary, subject to certain conditions to be agreed upon.

     The Company anticipates that its existing capital resources, which exclude $1.852 million ATI received from its collaborator to be used to fund the research program with the collaborator but include $330,000 ImmunoGen received in July 1997 as noted above, will enable it to maintain its current and planned operations into November 1997. Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although, as noted above, management continues to pursue additional funding arrangements and/or strategic partners, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the discontinuance of operations.

B.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and its 95%-owned subsidiary, ATI (established in January 1993) (see Note E). All intercompany transactions and balances have been eliminated.

                                IMMUNOGEN, INC.

     Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation.

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

  Cash and Cash Equivalents

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

     Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $2,796,636 and $1,669,050 of money market funds and repurchase agreements at June 30, 1996 and 1997, respectively.

  Financial Instruments and Concentration of Credit Risk

     The Company has a note receivable from a biotechnology company with payments due at various dates to July 1999. Management believes the carrying amount of this note receivable (on a discounted basis) is a reasonable estimate of the fair value based on the current rates offered to the Company for debt with similar maturities.

     The Company minimizes the risk associated with concentration of credit by assuring that financial instruments purchased by its cash manager include only high-grade, low-risk investments. At June 30, 1996 and 1997, those investments included various U.S. Government overnight repurchase agreements, money market investments with major financial institutions and cash on deposit with major banks.

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

                                IMMUNOGEN, INC.

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

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

  Impairment of Long-Lived Assets

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the company will measure the amount of such impairment based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 1997, the Company has determined that no impairment of long-lived assets exists.

  Recent Accounting Pronouncements

     In March 1997, the Securities and Exchange Commission issued a Staff Interpretation related to the accounting for convertible preferred stock and convertible debt instruments issued with provisions providing for conversion into common stock at a discount from the market price of the common stock. The new interpretation provides that assured incremental yield embedded in the convertible instruments' conversion terms' discount from fair market value should be accounted for as either a dividend to preferred shareholders or interest to debtholders. For the year ended June 30, 1996, compliance with this new ruling resulted in a non-cash charge to interest expense of $2.4 million, and accounted for a $.17 per share increase in the Company's loss per share. For the year ended June 30, 1997, this interpretation, together with the value of warrants to be issued to the preferred shareholders, resulted in non-cash dividends to the preferred shareholders of $3,160,843, or an increase in loss per share of $.18. This interpretation also resulted in the restatement of the Company's June 30, 1996 report on Form 10-K and its reports on Form 10-Q for the quarters ended September 30, 1996 and December 31, 1996 as restated on Form 10-K/A and Form 10-Q/A filed on July 7, 1997.

     In June 1997, the FASB issued two additional statements, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Both are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the financial results of the Company.

     Also in 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards (IAS 33), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period earnings per share data presented. Management has not yet determined the impact, if any, of SFAS 128 on the Company's financial statements.

                                IMMUNOGEN, INC.

C.  LOSS PER COMMON SHARE:

     Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common share equivalents have not been included because their effect would be anti-dilutive. Fully diluted earnings per share are the same as primary earnings per share.

     If the conversion of convertible debentures and convertible preferred stock into common shares of the Company which occurred during 1996 and 1997 had occurred at the beginning of each fiscal year, then the weighted average number of shares outstanding used to calculate the loss per share would have been 16,485,630, or a loss per share of $1.15, for fiscal 1996, and 21,714,015, or a loss per share of $0.58, for fiscal 1997.

     If the conversions described above for fiscal 1996 plus the conversion in July 1996 had occurred at the beginning of fiscal 1996, the weighted average number of shares outstanding used to calculate the loss per share would have been 16,837,292, and the loss per share would have been $1.12. If the conversions described above for fiscal 1997 plus the conversions in July and August 1997 had occurred at the beginning of fiscal 1997, the weighted average number of shares outstanding used to calculate the loss per share would have been 22,914,125, and the loss per share would have been $0.55.

D.  NOTE RECEIVABLE:

     Effective January 1, 1996, the Company assigned its leases on its Canton facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and, in addition, will make cash payments to the Company at various dates to July 1999 which will total approximately $2.4 million, of which approximately $786,000 had been received through June 30, 1997. On July 1, 1997, an additional payment of $330,000 was received. Amounts due the Company from the assignee under these agreements were discounted to their present value using a risk-adjusted discount rate of 9%. The Company is accreting interest income over the life of the note and, accordingly, the note receivable balance in the Company's consolidated balance sheets as of June 30, 1997 reflects the original discounted present value of $1,291,000 plus accreted interest of approximately $168,000.

E.  AGREEMENTS:

  ImmunoGen/Dana-Farber Cancer Institute

     The Company had a long-standing research and license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Massachusetts not-for-profit corporation. As part of the research and license agreement, the Company agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. In fiscal years 1995 and 1996, the Company incurred research and development expenses of approximately $225,000 and $40,000, respectively, in connection with that agreement. No funding of research and development at Dana-Farber occurred in fiscal 1997 and none is expected to occur in the foreseeable future. To the extent that any invention develops at Dana-Farber which derived its principal support and funding from the Company, the Company has the exclusive right to use such invention. Also as part of the arrangement, the Company is required to pay to Dana-Farber, if and when product sales commence, certain royalties based on a formula stipulated in the agreement. The Company owed Dana-Farber approximately $0.9 million at June 28, 1996 for work performed under the agreement. Of the balance due under the agreement at June 28, 1996, the Company accrued interest of approximately $106,000 (which includes interest retroactive to 1993 on ImmunoGen's obligation to Dana-Farber plus interest on ATI's $335,100 obligation to Dana-Farber), and issued a $1.3 million 11.5% convertible debenture as described in

                                IMMUNOGEN, INC.

Note H to these financial statements in payment thereof. On July 12, 1996, this debenture was converted into 351,662 shares of the Company's Common Stock.

  ATI/Dana-Farber Agreements

     ATI was established as a joint venture between ImmunoGen and Dana-Farber to develop therapeutics based on apoptosis technology developed at Dana-Farber. In January 1993, the Company purchased 7,000 shares of Class A Preferred Stock of ATI. The Preferred Stock is voting stock and carries a liquidation preference over the common stock. At June 30, 1997, the Company's investment represented 72% of the then currently authorized equity of ATI and, accordingly, ATI is consolidated. (See Note K.) If ATI has not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, certain other stockholders (at June 30, 1997 representing 2,000 shares of common stock) of ATI can require ImmunoGen to purchase, or ImmunoGen can require such stockholders to sell, their shares in ATI at a predetermined price. At ImmunoGen's option, the shares of common stock of ATI can be paid for in cash or by delivery of shares of ImmunoGen Common Stock.

     ImmunoGen was committed to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995, these obligations had been fulfilled by the Company. ImmunoGen had also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of June 30, 1996 and 1997, amounts owed by ATI to ImmunoGen approximated $10.0 million and $14.2 million, respectively. In July 1997, the balance due ImmunoGen as of June 30, 1997 was converted into shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership from 72% to 95%.

     Under agreements between ATI and Dana-Farber, ATI was the licensee of Dana-Farber's apoptosis technology and ImmunoGen possessed the exclusive right to license products developed by ATI, including those based on Dana-Farber's apoptosis technology. These agreements were terminated as of January 1, 1996. A portion of the Company's research and development expenses was incurred in connection with an agreement between ATI and Dana-Farber, under which ATI had agreed to fund certain research projects conducted at Dana-Farber. In fiscal 1995 and 1996, these expenses amounted to $670,000 and $327,000, respectively. The balance due Dana-Farber under this agreement of approximately $350,000 was included in the June 28, 1996 debenture issued by the Company to Dana-Farber as described in Note H. Under the terms of the termination agreement, the Company satisfied all past and present obligations under the license agreement and ATI retains any rights to technology developed prior to January 1, 1996.

  Other

     Development revenues of approximately $398,000 and $394,000 in fiscal 1996 and 1997, respectively, represent income earned under the Small Business Innovation Research Program of the National Institutes of Health and amounts received pursuant to licensing agreements of the Company and its subsidiary, ATI.

                                IMMUNOGEN, INC.

F.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at June 30, 1996 and 1997:

                                                                         JUNE 30,
                                                                ---------------------------
                                                                   1996            1997
                                                                -----------     -----------
    Machinery and equipment...................................  $ 5,235,339     $ 5,213,352
    Computer hardware and software............................    1,054,586       1,057,671
    Furniture and fixtures....................................      133,964         120,304
    Leasehold improvements....................................    8,131,394       8,346,859
                                                                -----------     -----------
                                                                 14,555,283      14,738,186
    Less accumulated depreciation and amortization............   10,391,867      11,808,453
                                                                -----------     -----------
                                                                $ 4,163,416     $ 2,929,733
                                                                ===========     ===========

     Depreciation and amortization expense was $3,350,685, $2,516,231 and $1,496,598 for the years ended June 30, 1995, 1996 and 1997, respectively.

     Maintenance and repair expense was approximately $173,000, $120,000 and $52,000 for the fiscal years ended 1995, 1996 and 1997, respectively.

     In connection with the Company's assignment of its equipment leases at its Canton facility, as described in Note D, the Company wrote off approximately $9.3 million of assets in fiscal 1996, with a corresponding reduction in accumulated depreciation of approximately $2.3 million. This disposition of the Company's Canton assets included recognition of a net loss on its equipment lease at the Canton facility of approximately $2.0 million for the year ended June 30, 1996.

     The Company's policy is to depreciate property and equipment over its remaining useful life, generally three to five years, and to evaluate the remaining life and recoverability of such property and equipment in light of current conditions as discussed in Note B. Since there is doubt about the Company's ability to continue as a going concern, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its property and equipment from future operations will change in the near term; however, management believes the fair value of its property and equipment exceeds its net book value at June 30, 1997.

G.  INCOME TAXES:

     No income tax provision or benefit has been provided for U.S. federal income tax purposes as the Company has incurred losses since inception. As of June 30, 1997 net deferred tax assets totaled approximately $43.4 million, consisting of federal net operating loss carryforwards of approximately $105.9 million, net book to tax timing differences of approximately $9.3 million and approximately $4.2 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between 1998 and 2012 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $43.0 million and $43.4 million at June 30, 1996 and 1997, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly-owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%, and state minimum excise tax liability.

                                IMMUNOGEN, INC.

H.  CAPITAL STOCK:

     In August 1995, the Company issued $3.6 million of 7% subordinated convertible debentures to a small number of overseas investors. Net proceeds to the Company amounted to approximately $3.3 million. As of June 30, 1996, all of these debentures plus accrued interest thereon had been converted into shares of the Company's Common Stock. In total, 2,753,269 shares were issued to the holders of the $3.6 million 7% subordinated convertible debentures for both principal and interest. In addition, 81,480 shares of the Company's Common Stock were issued to a third party as a finder's fee in connection with the issuance of the debentures. The value of the shares, approximately $108,000, was charged to interest expense in fiscal year 1996.

     In March 1996, the Company agreed to issue $5.0 million principal amount convertible debentures in a private placement. As part of the private placement, the Company issued a $2.5 million principal amount debenture on March 25, 1996. In June 1996, the debenture, together with accrued interest thereon, was converted into shares of Common Stock, and warrants to purchase 509,000 shares of Common Stock at an exercise price of $4.00 per share were issued to the holder of the debenture. These warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture was issued and then converted into Series A Convertible Preferred Stock ("Series A Stock") in October 1996. Each share of Series A Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 and (ii) 85% of the average of the closing bid price of the Common Stock for the five days prior to conversion (the "market price"). As of June 30, 1997, 1,400 of the 2,500 shares of the Series A Common Stock plus accrued dividends thereon had been converted into 1,328,744 shares of the Company's Common Stock. As of August 21, 1997, 1,900 of the 2,500 shares of Series A Stock plus accrued dividends thereon had been converted into 1,827,674 shares of the Company's Common Stock. In June 1996, the Company issued additional warrants to purchase 500,000 shares of the Company's Common Stock in connection with the conversion of the March 1996 debenture into Common Stock. These warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of the Company's Common Stock were issued as finder's fees in connection with the issuance of the debentures. The 1,259,000 warrants issued in connection with the debentures had a value of approximately $2.7 million, which was charged to interest expense at the time of issuance of the warrants. Upon conversion of the Series A Stock, the holder receives warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares issuable upon conversion of the Series A Stock. These warrants, valued at $623,000, were accounted for as non-cash dividends to common shareholders at the time of issuance of the warrants. These warrants will be exercisable at $4.00 per share and expire five years after the date of issuance. As of June 30, 1997, warrants to purchase 664,372 shares of the Company's Common Stock were issued on conversion of the Series A Stock. As of August 21, 1997, warrants to purchase 913,837 shares of the Company's Common Stock were issued on conversion of the Series A Stock.

     In June 1996 the Company satisfied its own and ATI's obligations to Dana-Farber, totaling approximately $1.3 million, by issuing an 11.5% convertible debenture in that amount. In July 1996, the 11.5% debenture and accrued interest thereon, aggregating $1,318,734, was converted into 351,662 shares of the Company's Common Stock.

     In October 1996, the Company sold $3.0 million of 9% Series B Convertible Preferred Stock ("Series B Stock") in connection with the October 1996 Private Placement. Each share of Series B Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $3.60 and (ii) 85% of the market price of the Common Stock at the time of conversion. As of February 4, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's Common Stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per

                                IMMUNOGEN, INC.

share and expire in January 2002. These warrants have a value of $618,900, which was accounted for as non-cash dividends to common shareholders at the time of issuance of the warrants.

     In January 1997, the Company sold $3.0 million of 9% Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of June 30, 1997, 2,300 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,018,558 shares of the Company's Common Stock. As of August 1, 1997, all 3,000 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to common shareholders at the time of issuance of the warrants.

     In June 1997, the Company sold $1.0 million of 9% Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement. The Series D Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and
(ii) 85% of the market price of the Company's Common Stock at the time of conversion. In addition, the investor received warrants to purchase 454,545 shares of the Company's Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends to common shareholders at that time.

     Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by paying the advisor a combination of cash and 41,481 shares of the Company's Common Stock.

  Warrants

     In addition to the warrants discussed in this footnote, subheading Common Stock, warrants to purchase 26,738 shares of Common Stock were issued in March 1994 in connection with a capital lease financing. These warrants are exercisable at $7.48 per share and expire in April 1999. The value of these warrants, approximating $77,000, was recognized as interest expense over the life of the lease.

  Stock Options

     Under the Company's Restated Stock Option Plan (the "Plan") originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase up to 2.4 million shares of Common Stock of the Company. Prior to June 7, 1994, 1.7 million shares of Common Stock were reserved for the grant of options under the Plan. On June 7, 1994, the Board of Directors authorized, and the shareholders subsequently approved, an amendment to the Plan to increase the number of shares reserved for the grant of options to 2.4 million shares of Common Stock.

                                IMMUNOGEN, INC.

     Information related to stock option activity under the Plan during fiscal years 1995, 1996 and 1997 is as follows:

                                                                                   AVERAGE
                                                                     SHARES    PRICE PER SHARE
                                                                   ----------  ---------------
    Outstanding at June 30, 1994.................................   1,543,513       $7.13
                                                                    ---------       -----
      Granted....................................................     338,300        2.18
      Exercised..................................................      10,875        1.23
      Canceled...................................................     623,572        8.23
                                                                    ---------       -----
    Outstanding at June 30, 1995.................................   1,247,366        5.31
                                                                    ---------       -----
      Granted....................................................     613,900       $2.51
      Exercised..................................................     108,500        0.76
      Canceled...................................................     118,904        7.58
                                                                    ---------       -----
    Outstanding at June 30, 1996.................................   1,633,862        4.40
                                                                    ---------       -----
      Granted....................................................       6,400       $2.46
      Exercised..................................................      36,644        2.07
      Canceled...................................................     182,850        4.82
                                                                    ---------       -----
    Outstanding at June 30, 1997.................................   1,420,768       $4.40
                                                                    =========       =====

     In addition to options granted under the Plan, the Board previously approved the granting of other, non-qualified options. In fiscal year 1988, the Company granted non-qualified options to purchase 130,500 shares of Common Stock at exercise prices ranging from $0.67 to $0.90 per share. In fiscal year 1993, the Company granted non-qualified options to purchase 40,000 shares of Common Stock at exercise prices ranging from $11.50 to $12.00 per share. And in fiscal year 1997, the Company granted non-qualified options to purchase 40,000 shares of Common Stock at exercise prices ranging from $3.375 to $4.375 per share. During fiscal years 1995, 1996 and 1997, options to purchase 13,000, 60,000 and 18,000 shares, respectively, were exercised at a price of $0.67 per share. As of June 30, 1997, options to purchase 19,687 shares had been canceled and options to purchase 80,000 shares were outstanding, of which options to purchase 40,000 shares were exercisable.

     The following table summarizes certain information about stock options outstanding at June 30, 1997:

                                       OPTIONS OUTSTANDING
                      -----------------------------------------------------
                                      WEIGHTED-AVERAGE                                OPTIONS EXERCISABLE
                                         REMAINING                              --------------------------------
     RANGE OF           NUMBER          CONTRACTUAL        WEIGHTED-AVERAGE       NUMBER        WEIGHTED-AVERAGE
  EXERCISE PRICES     OUTSTANDING       LIFE (YEARS)        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
  ---------------     -----------     ----------------     ----------------     -----------     ----------------
   $ 0.90 -  2.50        958,698            6.86                $ 2.11              804,860          $ 2.04
     2.51 -  5.00         50,075            8.90                  4.00                2,925            3.65
     5.01 -  7.50        210,470            6.46                  5.91              164,250            5.93
     7.51 - 10.00          6,200            6.35                  8.44                4,650            8.44
    10.01 - 12.50        215,625            4.66                 11.52              215,625           11.52
    12.51 - 14.75         59,700            4.08                 14.75               59,700           14.75
                       ---------                                                  ---------
                       1,500,768                                                  1,252,010
                       =========                                                  =========

                                IMMUNOGEN, INC.

     The Company has granted options at the fair market value of the Common Stock at the date of such grant. Under the Company's stock option plans, the following options and their respective average prices per share were outstanding and exercisable at June 30, 1995, 1996 and 1997:

                                                        AVERAGE                           AVERAGE
                                      OUTSTANDING   PRICE PER SHARE     EXERCISABLE   PRICE PER SHARE
                                      ----------    ---------------     ----------    ---------------
    June 30, 1995...................   1,371,329         $5.23             697,632         $5.14
    June 30, 1996...................   1,691,862          4.54           1,095,967          4.79
    June 30, 1997...................   1,500,768          4.59           1,252,010          4.82

     Options vest at various rates over periods of up to four years and may be exercised within ten years from the date of grant.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 for the fiscal year ended June 30, 1997, and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

     Had compensation for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1996 and 1997 would have been reduced to the pro forma amounts as indicated below:

                                                            JUNE 30, 1996     JUNE 30, 1997
                                                            -------------     -------------
        Net Loss..........................................   $ 19,329,698      $ 12,852,855
        Loss Per Share....................................          $1.34             $0.72

     The above amounts only include grants within the last two years and may not be indicative of future pro forma net income amounts because expense is recognized over the vesting period which is greater than the two years shown.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: an expected life of 5.5 years, expected volatility of 75%, no dividends, and risk-free interest rates of 6.11% and 6.49% for the years ended June 30, 1996 and 1997, respectively. Using the Black-Scholes option pricing model, the fair value of options granted during fiscal 1997 was $2.67.

  Common Stock Reserved

     Shares of authorized Common Stock have been reserved for the exercise of all options and warrants outstanding.

I.  COMMITMENTS:

  Operating Leases

     At June 30, 1997, the Company is leasing facilities in Norwood and Cambridge, Massachusetts. In fiscal year 1997, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2000, with an option to renew until June 30, 2003. The Cambridge facilities are rented under two separate lease arrangements. In fiscal year 1997, the Company entered into a three-year lease renewal for one of these properties, to September 2000. The lease term for the second Cambridge facility expires in 2003. This facility

                                IMMUNOGEN, INC.

is subject to a sublease agreement, with the current sublease term expiring in August 1999, with a further sublease extension option available to the sublessor through February 2000. Total net receipts under the sublease agreement, which are credited to operating expenses, are expected to total approximately $3.1 million through August 1999, of which approximately $753,000 was received by the Company in fiscal 1997. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Rent expense for leased facilities and equipment was approximately $913,000, $382,000 and ($15,000) (net of sublease income of $753,000) during fiscal years 1995, 1996 and 1997.

     The minimum rental commitments, including real estate taxes, for the next five years under the lease agreements are as follows:

FISCAL YEAR     COMMITMENTS     SUBLEASE INCOME        NET
-----------     -----------     ---------------     ----------
1998....        $1,135,742         $ 789,290        $  346,452
1999....         1,239,166           845,137           394,029
2000....         1,150,764           140,856         1,009,908
2001....           558,336           --                558,336
2002....           455,263           --                455,263

     In January 1996, the Company assigned the lease on its Canton facility to a third party (see Note D).

  Capital Leases

     In fiscal year 1988, the Company, as part of one of its lease arrangements, arranged financing for $989,975 of improvements to one of its leased facilities through the lessor. The lessor obtained a five-year promissory note with a bank specifically to finance the improvements to the facility. The promissory note was amortized over a ten-year period. At the end of the first five years, the lessor refinanced the unamortized principal due the bank. Interest expense on the new note is incurred at the rate of 7.50% per annum. The remaining balance due on this note will be repaid as of September 1997, on expiration of the original lease term.

     In March 1994, the Company executed a sale/leaseback agreement to finance approximately $4.0 million of equipment at its Canton facility. As of June 30, 1994, all funds available under this agreement had been received. In January 1996, all obligations under this lease agreement were assigned to another biotechnology company, along with the Canton facility (see Note D).

     Assets recorded under capital leases as of June 30, 1996 and 1997 are included in property and equipment as follows:

                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
        Machinery and equipment................................  $989,975     $989,975
        Leasehold improvements.................................     --           --
        Less accumulated depreciation..........................   866,230      965,228
                                                                 --------     --------
        Net book value.........................................  $123,745     $ 24,747
                                                                 ========     ========

                                IMMUNOGEN, INC.

     The future minimum lease payments are as follows:

        FISCAL YEAR                                                          AMOUNT
        -----------                                                          -------
        1998...............................................................  $37,532
                                                                             -------
        Total future minimum lease payments................................   37,532
        Less amount representing interest..................................      464
                                                                             -------
        Present value of minimum lease payments............................   37,068
                                                                             -------
        Current portion....................................................  $37,068
                                                                             =======

J.  EMPLOYEE BENEFIT PLANS:

     Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution which currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 1995, 1996 and 1997, the Company's contributions to the Plan amounted to $51,000, $31,000 and $29,500, respectively.

K.  SUBSEQUENT EVENT:

     In July 1997, ATI entered into a collaboration with BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

     Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. On August 1, 1997, BioChem paid ATI $1.852 million under this agreement. The balance of $9.273 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

     As part of the agreement, BioChem will receive warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common shares do not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The section entitled "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or about October 8, 1997, is hereby incorporated by reference.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company and their positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.

            NAME               AGE                     POSITIONS WITH THE COMPANY
-----------------------------  ---     -----------------------------------------------------------
Mitchel Sayare, Ph.D.........  49      Chairman of the Board of Directors, Chief Executive Officer
                                       and President
Walter A. Blattler, Ph.D.....  48      Executive Vice President, Science and Technology
John M. Lambert, Ph.D........  46      Vice President, Research and Development
Kathleen A. Carroll..........  45      Vice President, Finance and Administration, Treasurer and
                                       Assistant Secretary

     The background of these executive officers is as follows:

     Mitchel Sayare, Chief Executive Officer, a Director since 1986 and Chairman of the Board since 1989, joined the Company in 1986. From 1986 to July 1992 and currently since 1994, Mr. Sayare has served as President of the Company. From 1982 to 1985, Mr. Sayare was Vice President for Development at Xenogen, Inc., a biotechnology company specializing in monoclonal antibody-based diagnostic systems for cancer. From 1977 to 1982, Mr. Sayare was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. He holds a Ph.D. in Biochemistry from Temple University School of Medicine.

     Walter A. Blattler, Ph.D., elected a Director in September 1995, served as Vice President, Research and Development from 1987 to October 1994 and as Senior Vice President, Research and Development from October 1994 to October 1996. Since October 1996 Dr. Blattler has served as Executive Vice President, Science and Technology. Dr. Blattler joined the Company in October 1987. From 1981 to 1987 Dr. Blattler was chief scientist for the ImmunoGen-supported research program at Dana-Farber Cancer Institute. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978.

     John M. Lambert, Ph.D., Vice President, Research and Development since November 1996, joined the Company in 1987. Dr. Lambert served as Senior Director of Research from November 1992 to October 1994 and served as Vice President of Research from October 1994 to November 1996. Prior to joining ImmunoGen, Dr. Lambert was Assistant Professor of Pathology at the Dana-Farber Cancer Institute, where he worked on the research program supported by ImmunoGen. Dr. Lambert received his Ph.D. in Biochemistry from Cambridge University in England.

     Kathleen A. Carroll, Vice President, Finance and Administration, Treasurer and Assistant Secretary, joined the Company in 1987. Ms. Carroll served as Controller from October 1990 to October 1996 and has served as Vice President, Finance and Administration since November 1996, Assistant Secretary since April 1997 and Treasurer since June 1997. Prior to joining ImmunoGen, Ms. Carroll held various positions in both private industry and public accounting. Ms. Carroll received her B.S. in Finance from Boston University and a J.D. from Suffolk University Law School.

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.

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

     (3) Exhibits

EXHIBIT
  NO.                                           DESCRIPTION
-------       -------------------------------------------------------------------------------
  (3.1)       Restated Articles of Organization(1)
  (3.2)       By-Laws, as amended(2)
  (4.1)       Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
  (4.2)       Designation of Series A Preferred Stock(3)
  (4.3)       Designation of Series B Preferred Stock(4)
  (4.4)       Designation of Series C Preferred Stock(4)
  (4.5)       Designation of Series D Preferred Stock
  (4.6)       Form of Common Stock Certificate(5)
 (10.1)       Research and License Agreement dated as of May 22, 1981 by and between the
              Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer
              Institute, Inc.) with addenda dated as of August 13, 1987 and August 22,
              1989(5)
 (10.2)       Amended and Restated Registration Rights Agreement dated as of December 23,
              1988 by and among the Registrant and various beneficial owners of the
              Registrant's securities(5)
 (10.3)x      Restated Stock Option Plan(6)
 (10.4)x      Letter Agreement Regarding Employment dated as of October 14, 1988 between the
              Registrant and Mr. Frank J. Pocher(5)
 (10.5)x      Letter Agreement Regarding Employment dated as of October 1, 1987 between the
              Registrant and Dr. Walter A. Blattler(5)
 (10.6)       Lease dated June 30, 1987 by and between Edward S. Stimpson, III and Harry F.
              Stimpson, III, as trustees, lessor, and the Registrant, lessee(7)
 (10.7)       Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustee, lessor, and the Registrant, lessee
 (10.8)       Leases dated as of December 1, 1986 and June 21, 1988 by and between James H.
              Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River
              Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated
              June 29, 1989 between Lessee and the Registrant(8)
 (10.9)       First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(9)
 (10.10)      Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James
              A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the
              Registrant, lessee
 (10.11)x     Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29,
              1994(10)
 (10.12)      Lease dated as of December 23, 1992 by and between Massachusetts Institute of
              Technology, lessor, and the Registrant, lessee(6)
 (10.13)      Option Agreement dated April 5, 1990 by and between the Registrant and Takeda
              Chemical Industries, Ltd.(11)
 (10.14)x     Letter Agreement Regarding Employment dated September 15, 1993 between the
              Registrant and Carol A. Gloff(10)

 (10.15)      Capital Lease Agreement dated March 31, 1994 by and between the Registrant and
              Aberlyn Capital Management Limited Partnership(10)
 (10.16)      Sublease dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(12)
 (10.17)      Equipment Use and Services Agreement dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(12)
 (10.18)      Consent to Sublease and Agreement dated as of August 31, 1995 by and between
              Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research Center Boston, Inc., as sublessee(12)
 (10.19)      Amendment to Lease dated August 31, 1995 between Massachusetts Institute of
              Technology, as lessor, and the Registrant, as lessee(12)
 (10.20)      Securities Purchase Agreement, including the Form of Convertible Debenture and
              The Form of Stock Purchase Warrant, dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures International(13)
 (10.21)      Registration Rights Agreement dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures Internationa1(13)
 (10.22)      Letter Agreement dated as of March 21, 1996 by and among the Registrant and
              Capital Ventures International regarding the Securities Purchase Agreement dated as of March 15, 1996(13)
 (10.23)      Letter Agreement dated as of June 6, 1996 by and among the Registrant and
              Capital Ventures International regarding an amendment to their agreement dated
              March 15, 1996(14)
 (10.24)      First Amendment to Sublease dated August 31, 1995 by and between the
              Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(15)
 (10.25)      Convertible Preferred Stock Purchase Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the Registrant, as
              amended by an agreement dated October 16, 1996 and attached thereto(3)
 (10.26)      Registration Rights Agreement dated as of October 16, 1996 between Southbrook
              International Investments, Ltd. and the Registrant(3)
 (10.27)      Warrant dated October 16, 1996 issued to Southbrook International Investments,
              Ltd.(3)
 (10.28)      Warrant dated October 16, 1996 issued to Brown Simpson, LLC(3)
 (10.29)      Warrant dated January 6, 1997 issued to Southbrook International Investments,
              Ltd.(4)
 (10.30)      Convertible Debenture, dated as of June 28, 1996, by and among the Registrant and The Dana-Farber Cancer Institute, Inc.(16)
 (10.31)      Form of Warrant issued by the Registrant to LBC Capital Resources, Inc.(16)
 (10.32)      Research Collaboration Agreement dated July 31, 1997 between Apoptosis
              Technology, Inc. and BioChem Therapeutic Inc.*
 (10.33)      License Agreement dated July 31, 1997 between Apoptosis Technology, Inc.,
              BioChem Pharma, Inc., Tanaud Holdings (Barbados) Ltd. and Tanaud L.L.C.*
 (10.34)      Stock Purchase Agreement dated July 31, 1997 by and among Apoptosis Technology,
              Inc., BioChem Pharma (International) Inc., and the Registrant*
 (10.35)      Registration Agreement dated July 31, 1997 between the Registrant and BioChem
              Pharma (International) Inc.
 (10.36)      Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc.
              and the Registrant
 (10.37)      Form of Warrant issued by the Registrant to BioChem Pharma (International) Inc.
   (21)       Subsidiaries of the Registrant
   (23)       Consent of Coopers & Lybrand L.L.P.
   (27)       Financial Data Schedule

---------------

 (1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 (2) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1990.

 (3) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 1996.

 (4) Previously filed with the Commission as exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q, as amended by Forms 10-Q/A, for the quarter ended December 31, 1996.

 (5) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (6) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1992.

 (7) Previously filed with the Commission as Exhibit No. 10.8 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (8) Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (9) Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

(10) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

(11) Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

(12) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1995.

(13) Previously filed as exhibits to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

(14) Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

(15) Previously filed as Exhibit 10.33 to the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

(16) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from the Registrant's Registration Statement on Form S-3, File No. 333-07661.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

 (*) The Registrant has filed a confidential treatment request with the Commission with respect to this document.

     (b) The Company filed a Current Report on Form 8-K on April 15, 1997 announcing the death of Frank J. Pocher, Executive Vice President, Operations, Chief Financial Officer and a Director.

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

                                          Dated: September 26, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                     DATE
----------------------------------------    -------------------------    -------------------

           /s/ MITCHEL SAYARE               Chairman of the Board of     September 26, 1997
----------------------------------------    Directors, Chief
             Mitchel Sayare                 Executive Officer and
                                            President (principal
                                            executive officer)

         /s/KATHLEEN A. CARROLL             Vice President, Finance      September 26, 1997
----------------------------------------    and Administration,
          Kathleen A. Carroll               Treasurer and Assistant
                                            Secretary (principal
                                            financial officer and
                                            principal accounting
                                            officer)

         /s/ WALTER A. BLATTLER             Executive Vice President,    September 26, 1997
----------------------------------------    Science and Technology,
           Walter A. Blattler               and Director

          /s/ DAVID W. CARTER               Director                     September 26, 1997
----------------------------------------
            David W. Carter

          /s/ MICHAEL EISENSON              Director                     September 26, 1997
----------------------------------------
            Michael Eisenson

          /s/ STUART F. FEINER              Director                     September 26, 1997
----------------------------------------
            Stuart F. Feiner

         /s/ DONALD E. O'NEILL              Director                     September 26, 1997
----------------------------------------
           Donald E. O'Neill

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

4.5            Designation of Series D Preferred Stock


10.7 Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustee, lessor, and the Registrant, lessee


10.10 Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, lessee

10.32 Research Collaboration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and BioChem Therapeutic Inc.


10.33 License Agreement dated July 31, 1997 between Apoptosis Technology, Inc., BioChem Pharma, Inc., Tanaud Holdings (Barbados) Ltd. and Tanaud L.L.C

10.34 Stock Purchase Agreement dated July 31, 1997 by and among Apoptosis Technology, Inc., BioChem Pharma (International) Inc. and the Registrant


10.35 Registration Agreement dated July 31, 1997 between the Registrant and BioChem Pharma (International) Inc.


10.36 Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and BioChem Pharma (International) Inc.


10.37 Form of Warrant issued by the Registrant to BioChem Pharma (International) Inc.

21             Subsidiaries of the Registrant

23             Consent of Coopers & Lybrand L.L.P.

27             Financial Data Schedule