Form 10-Q
period 1997-09-30
IMMUNOGEN INC
filed 1997-11-14
CIK 855654

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                ------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number 0-17999
                       -------

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


                                 (781) 769-4242
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X     No
   -----     -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At November 13, 1997 there were 23,981,264 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 22

                                 IMMUNOGEN, INC.


                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

        Item 1     Financial Statements

                   Consolidated Balance Sheets as of
                   June 30, 1997 and September 30, 1997....................  3

                   Consolidated Statements of Operations
                   for the three months ended September 30,
                   1996 and 1997...........................................  4

                   Consolidated Statements of Stockholders'
                   Equity for the year ended June 30, 1997 and for
                   the three months ended September 30, 1997...............  5

                   Consolidated Statements of Cash Flows
                   for the three months ended September 30,
                   1996 and 1997...........................................  6

                   Notes to Consolidated Financial Statements..............  7

        Item 2     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........... 11

PART II - OTHER INFORMATION

        Item 2     Changes in Securities................................... 18

        Item 4     Submission of Matters to a Vote of Security Holders..... 19

        Item 6     Exhibits and Reports on Form 8-K........................ 19

Signatures................................................................. 21

                          PART I-FINANCIAL INFORMATION

ITEM I. FINANCIAL INFORMATION
IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and September 30, 1997


                                                                                          June 30,            September 30,
                                                                                       -------------          -------------

                                                                                                1997                   1997
---------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                                              $   1,669,050          $   1,907,581
Due from minority interest holder                                                              -                    843,000
Prepaids and other current assets                                                            578,497                280,076
                                                                                       -------------          -------------

      Total current assets                                                                 2,247,547              3,030,657
                                                                                       -------------          -------------

Property and equipment, net of accumulated
   depreciation                                                                            2,929,733              2,603,270
Note receivable                                                                            1,128,910              1,155,795
Other assets                                                                                  43,700                 43,700
                                                                                       -------------          -------------

           Total assets                                                                $   6,349,890          $   6,833,422
                                                                                       =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             612,559                589,932
Accrued compensation                                                                         248,472                145,064
Other accrued liabilities                                                                    841,238                652,850
Current portion of capital lease obligations                                                  37,068                  -
Current portion of deferred lease                                                             89,160                 68,580
                                                                                       -------------          -------------

      Total current liabilities                                                            1,828,497              1,456,426
                                                                                       -------------          -------------

Deferred lease                                                                                59,436                 62,871
Minority interest                                                                              -                    780,895

Commitments

Stockholders' equity:
        Preferred stock; $.01 par value; authorized 5,000,000 shares as of
        June 30, 1997 and September 30 ,1997
               Convertible preferred stock, Series A, $.01 par value; issued and outstanding 1,100  and 600 shares as of June 30, 1997
                    and September 30, 1997 (liquidation preference -  stated
                    value plus accrued but unpaid dividends per share)                            11                      6
               Convertible preferred stock, Series C, $.01 par value; issued and outstanding 700 shares as of June 30, 1997
                    (liquidation preference -  stated value plus accrued but
                    unpaid dividends per share)                                                    7                  -
               Convertible preferred stock, Series D, $.01 par value; issued and outstanding 1,000 shares as of June 30, 1997  and
                    September 30, 1997 (liquidation preference -  stated
                    value plus accrued but unpaid dividends per share)                            10                     10
         Common stock, $.01 par value; authorized
                    30,000,000 shares and 50,000,000 shares as of June 30, 1997 and September 30, 1997, respectively; issued and
                    outstanding 21,779,767 and 22,979,877 shares
                    as of June 30, 1997 and September 30, 1997, respectively                 217,797                229,798
         Additional paid-in capital                                                      144,753,538            146,607,271
                                                                                       -------------          -------------

                                                                                         144,971,363            146,837,085
   Accumulated deficit                                                                  (140,509,406)          (142,303,855)
                                                                                       -------------          -------------

      Total stockholders' equity                                                           4,461,957              4,533,230
                                                                                       -------------          -------------

           Total liabilities and stockholders' equity                                  $   6,349,890          $   6,833,422
                                                                                       =============          =============








    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 1996 and 1997


                                                                     Three Months Ended September 30,
                                                                  --------------------------------------

                                                                      1996                       1997
                                                                  -----------                -----------

Revenues:
   Development fees                                               $    82,156                $    77,000
   Interest                                                            50,417                     45,872
   Licensing                                                            5,643                        597
                                                                  -----------                -----------

      Total revenues                                                  138,216                    123,469
                                                                  -----------                -----------


Expenses:
   Research and development                                         1,946,034                  1,552,543
   General and administrative                                         438,120                    379,270
   Interest                                                            66,862                      1,555

                                                                  -----------                -----------
      Total expenses                                                2,451,016                  1,933,368
                                                                  -----------                -----------


Loss before income taxes and minority interest                     (2,312,800)                (1,809,899)

Income tax expense                                                        666                        606
                                                                  -----------                -----------

Net loss before minority interest                                  (2,313,466)                (1,810,505)
                                                                  -----------                -----------

Minority interest in net loss of consolidated subsidiary                -                        (27,605)

Net loss                                                           (2,313,466)                (1,782,900)

Dividends on convertible preferred stock                                -                         11,549
                                                                  -----------                -----------

Net loss to common shareholders                                   $(2,313,466)               $(1,794,449)
                                                                  ===========                ===========


Loss per common share                                             $     (0.14)               $     (0.08)
                                                                  ===========                ===========

Shares used in computing loss
   per share amounts                                               16,914,771                 22,533,758
                                                                  ===========                ===========



    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30,1997 and the quarter ended September 30, 1997

                                                              Common Stock                     Preferred Stock
                                                 ------------------------------------   -----------------------------
                                                                          Additional                       Additional
                                                                           Paid-in                          Paid-in
                                                   Shares       Amount     Capital      Shares   Amount     Capital
                                                 ----------   ---------  ------------   ------   ------   -----------

Balance at June 30, 1996                         16,599,855     165,999   128,525,884      -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Stock options exercised                              54,644         545        87,310      -       -              -
Issuance of common stock                             41,481         415        69,585      -       -              -
Conversion of convertible debentures
     into common stock                              351,662       3,517     1,315,217      -       -              -
Exchange of convertible debentures for
     series A convertible preferred stock               -           -             -      2,500      25      4,749,586
Issuance of Series B Convertible
     Preferred Stock                                                                     3,000      30      3,486,342
Issuance of Series C Convertible
     Preferred Stock                                    -           -             -      3,000      30      4,720,003
Issuance of Series D Convertible
     Preferred Stock                                    -           -             -      1,000      10      1,287,092
Conversion of Series A Convertible
     Preferred Stock into common stock            1,328,744      13,287     2,766,405   (1,400)    (14)    (2,659,763)
Conversion of Series B Convertible
     Preferred Stock into common stock            1,384,823      13,848     3,539,221   (3,000)    (30)    (3,486,342)
Conversion of Series C Convertible
     Preferred Stock into common stock            2,018,558      20,186     2,956,928   (2,300)    (23)    (2,910,669)
Compensation for put right                              -           -             -        -       -          306,739
Dividends on convertible preferred stock                -           -             -        -       -              -
Net loss for the year ended June 30, 1997               -           -             -        -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Balance at June 30, 1997                         21,779,767   $ 217,797  $139,260,550    2,800    $ 28    $ 5,492,988
                                                 ==========   =========  ============   ======    ====    ===========

Conversion of Series A Convertible
     Preferred Stock into common stock              498,930       4,989       997,120     (500)     (5)      (949,916)
Conversion of Series C Convertible
     Preferred Stock into common stock              701,180       7,012     1,126,815     (700)     (7)    (1,101,334)
Value ascribed to ImmunoGen Warrants
     issued to BioChem                                  -           -       1,886,473      -       -              -
Legal fees associated with Biochem
     transaction                                        -           -        (105,425)     -       -              -
Dividends on convertible preferred stock                -           -             -        -       -              -
Net loss for the quarter ended
     September 30, 1997                                 -           -             -        -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Balance at September 30, 1997                    22,979,877   $ 229,798  $143,165,533    1,600    $ 16    $ 3,441,738
                                                 ==========   =========  ============   ======    ====    ===========

                                                                      Total
                                                   Accumulated    Stockholders'
                                                     Deficit         Equity
                                                 -------------    -------------

Balance at June 30, 1996                          (127,914,500)        777,383
                                                 -------------     -----------

Stock options exercised                                    -            87,855
Issuance of common stock                                   -            70,000
Conversion of convertible debentures
     into common stock                                     -         1,318,734
Exchange of convertible debentures for
     series A convertible preferred stock                  -         4,749,611
Issuance of Series B Convertible
     Preferred Stock                                                 3,486,372
Issuance of Series C Convertible
     Preferred Stock                                       -         4,720,033
Issuance of Series D Convertible
     Preferred Stock                                       -         1,287,102
Conversion of Series A Convertible
     Preferred Stock into common stock                     -           119,915
Conversion of Series B Convertible
     Preferred Stock into common stock                     -            66,697
Conversion of Series C Convertible
     Preferred Stock into common stock                     -            66,422
Compensation for put right                                 -           306,739
Dividends on convertible preferred stock            (3,511,510)     (3,511,510)
Net loss for the year ended June 30, 1997           (9,083,396)     (9,083,396)
                                                 -------------     -----------

Balance at June 30, 1997                         $(140,509,406)    $ 4,461,957
                                                 =============     ===========

Conversion of Series A Convertible
     Preferred Stock into common stock                     -            52,188
Conversion of Series C Convertible
     Preferred Stock into common stock                     -            32,486
Value ascribed to ImmunoGen Warrants
     issued to BioChem                                     -         1,886,473
Legal fees associated with Biochem
     transaction                                           -          (105,425)
Dividends on convertible preferred stock               (11,549)        (11,549)
Net loss for the quarter ended
     September 30, 1997                             (1,782,900)     (1,782,900)
                                                 -------------     -----------

Balance at September 30, 1997                    $(142,303,855)    $ 4,533,230
                                                 =============     ===========



    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 1996 and 1997


                                                                                           September 30,
                                                                                ------------------------------------

                                                                                    1996                     1997
                                                                                -----------              -----------

      Cash flows from operating activities:
         Net loss                                                               $(2,313,082)             $(1,794,449)
         Adjustments to reconcile net loss to net
            cash used for operating activities:
              Depreciation and amortization                                         446,396                  326,463
              Loss on sale of property and equipment                                  2,934                    -
              Accretion of interest on note receivable                              (29,037)                 (26,885)
              Dividends payable                                                       -                       11,549
               Minority interest in net loss of consolidated subsidiary               -                      (27,605)
              Amortization of deferred lease                                          -                      (17,145)
              Changes in operating assets and liabilities:
                Other current assets                                               (102,619)                 298,421
                Accounts payable                                                    320,984                  (22,627)
                Accrued compensation                                                (75,157)                (103,408)
                Other accrued liabilities                                           (95,701)                (115,263)
                                                                                -----------              -----------

              Net cash used for operating activities                             (1,845,282)              (1,470,949)
                                                                                -----------              -----------

      Cash flows from investing activities:
         Proceeds from sale of property and equipment                                15,183                    -
                                                                                -----------              -----------

              Net cash (used for) provided by
                investing activities                                                 15,183                    -
                                                                                -----------              -----------

      Cash flows from financing activities:
         Proceeds from issuance of ATI convertible preferred stock                    -                    1,851,973
         Stock issuances, net                                                        23,458                    -
         Principal payments on capital lease obligations                            (34,398)                 (37,068)
         Financing costs                                                              -                     (105,425)
                                                                                -----------              -----------

              Net cash provided by (used for)
               financing activities                                                 (10,940)               1,709,480
                                                                                -----------              -----------

      Net change in cash and cash equivalents                                    (1,841,039)                 238,531
                                                                                -----------              -----------

      Cash and cash equivalents, beginning balance                                2,796,636                1,669,050
                                                                                -----------              -----------

      Cash and cash equivalents, ending balance                                 $   955,597              $ 1,907,581
                                                                                ===========              ===========


      Supplemental disclosure of cash flow information:

         Cash paid for interest                                                 $     4,569              $     1,555
                                                                                ===========              ===========

         Cash paid (refunded) for income taxes                                  $     1,197              $     2,027
                                                                                ===========              ===========

      Supplemental disclosure of noncash financing activities:

          Conversion of convertible debentures including accrued interest         1,318,734                    -
                                                                                ===========              ===========
          Conversion of Series A Preferred Stock to Common  Stock               $     -                  $   949,921
                                                                                ===========              ===========
          Conversion of Series C Preferred Stock to Common  Stock               $     -                  $ 1,101,341
                                                                                ===========              ===========
          Due from minority interest holder                                     $     -                  $   843,000
                                                                                ===========              ===========
          Minority interest                                                     $     -                  $   808,500
                                                                                ===========              ===========



    The accompanying notes are an integral part of the financial statements.

                                 IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of ImmunoGen, Inc. (the "Company"), which include those of its wholly-owned subsidiary, ImmunoGen Securities Corp., and its 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"). The financial disclosures herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company's cash resources at September 30, 1997 were approximately $1.9 million. This amount includes $330,000 received in July 1997 from the assignee of the Company's facility and equipment leases at its Canton, Massachusetts facility. In October 1997, the Company received $225,000 under a $750,000 grant from the Small Business Innovation Research (SBIR) Program of the National Cancer Institute awarded in July 1997 to advance development over a two-year period of the Company's lead product candidate, huC242-DM1. Also in October 1997, ATI received $843,000 under a research and collaboration agreement with a large biopharmaceutical company (see footnote D.). This collaboration is expected to provide significant funding for ATI's operations for a period of time, initially three years, as well as milestone and royalty payments. Under the terms of the collaboration, the entire $11.125 million investment must be used to finance the research program with the biopharmaceutical company. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to further curtail or discontinue its operations.

B. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). Holders of the Series A Stock are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), in arrears on the conversion date. The 2,500 shares of Series A Stock are convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock is convertible into a number of shares of

Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). In addition, holders of the Series A Stock are entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. As of September 30 and October 20, 1997, 1,900 shares of Series A Stock and accumulated dividends thereon had been converted into 1,827,674 shares of Common Stock. In connection with that conversion, warrants to purchase 913,837 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire in 2002.

C. In October 1996, the Company entered into a financing agreement (the "October 1996 Private Placement") with an institutional investor under which the Company was granted the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. Pursuant to the October 1996 Private Placement, the Company sold 3,000 shares of its 9% Series B Convertible Preferred Stock, with a stated value of $1,000 per share ("Series B Stock"). As of February 4, 1997, all 3,000 shares of Series B Stock plus accumulated dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of Common Stock were also issued. These warrants have a value of $618,900, which was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the Series B Stock. Of these 500,000 warrants, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002.

In January 1997, the Company sold 3,000 shares of its 9% Series C Convertible Preferred Stock, with a stated value of $1,000 per share ("Series C Stock"), in connection with the October 1996 Private Placement. The Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of September 30, 1997, all 3,000 shares of Series C Stock plus accumulated dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the Series C Stock.

Also pursuant to the October 1996 Private Placement, the Company in June 1997 sold 1,000 shares of its 9% Series D Convertible Preferred Stock, with a stated value of $1,000 per share ("Series D Stock"), bringing the aggregate amount received under the October 1996 Private Placement to $7.0 million. The Series D Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of the Common Stock at the time of conversion. As of September 30, 1997, no Series D Stock had been converted into Common Stock. As of October 20, 1997, 650 shares of Series D Stock and accumulated dividends thereon had been converted into 627,000 shares of the Company's Common Stock. In addition, because conversion of the Series D Stock did not occur until after the eightieth day following its issue date, the investor received warrants to purchase 454,545 shares of Common Stock in connection with the Series D Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The $278,000 value of these warrants was determined at the time of issuance of the Series D Stock and was accounted for as non-cash dividends to holders of Common Stock at that time. No additional warrants are issuable in connection with the Series D Stock.

Under the October 1996 Private Placement, the Company had the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, subject to certain conditions. However, because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $5.0 million which had been available to the Company under this agreement. In addition, the Company continues actively to pursue other potential sources of financing. However, there can be no assurance that the investor will provide such funding to the Company on acceptable terms, if at all, or that the Company will be able to secure financing from other investors.

D. In July 1997, ATI entered into a collaboration with BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. In August and October 1997, BioChem paid ATI $1.852 million and $843,000, respectively, under this agreement. The balance of $8.430 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock.

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

As part of the agreement, BioChem receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants. For the three months ended September 30, 1997, 2,695 shares of ATI preferred stock were issued or issuable, resulting in a 3.5% minority interest in the net loss of ATI. The minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $27,600, as reflected in the statements of operations. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, management has estimated the relative value of the investment in ATI securities, based on a preliminary appraisal by an independent valuation consultant, to be approximately 30%, or approximately $809,000, of the total investment to date, and has reflected this amount as minority interest on the Company's consolidated balance sheet.

E. In 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards (IAS 33), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period earnings per share data presented. Management has not yet determined the impact, if any, of SFAS 128 on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since inception, the Company has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer therapeutics based on the regulation of apoptosis. The major sources of the Company's working capital have been the proceeds of equity and convertible debt and equity financings, license fees, government-sponsored research grants and income earned on investment of its available funds. In addition, in July 1997 ATI entered into a research and collaboration agreement with a large biopharmaceutical company which will provide significant funding for ATI's operations for a period of time, initially three years, as well as milestone and royalty payments (see LIQUIDITY AND CAPITAL RESOURCES below). The Company expects no revenues to be derived from product sales for the foreseeable future.

        The Company has been unprofitable since inception and expects to incur net losses over the next several years, if it is able to raise sufficient working capital to continue operations. The Company anticipates that its existing capital resources, which include: $330,000 received in July 1997 from the assignee of the Company's facility and equipment leases at its Canton, Massachusetts facility; $1.852 million and $843,000 received in August 1997 and October 1997, respectively, by ATI from its collaborator, Biochem Pharma Inc. ("BioChem"); and $225,000 also received in October 1997 under a recently-awarded $750,000 grant from the Small Business Innovation Research (SBIR) Program of the National Cancer Institute to advance development over a two-year period of the Company's lead product candidate, huC242-DM1, will enable it to maintain its current and planned operations into December 1997. The Company also continues its stringent cost control efforts begun in December 1994 when it implemented a significant restructuring program.

        Under a financing agreement the Company entered into in October 1996 (the "October 1996 Private Placement"), the Company was granted the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements, of which an aggregate of $7.0 million had been received through June 30, 1997. Because minimum stock price and minimum market capitalization requirements have not been maintained, the investor is no longer obligated to fund the remaining $5.0 million which had been available to the Company under this agreement.

        Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. While the Company remains hopeful that it will be able to consummate an additional financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the current fiscal year, it could be forced to further curtail or discontinue its operations.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1996 and 1997

        The Company's revenues decreased approximately 11% from approximately $138,000 for the three months ended September 30, 1996 to approximately $123,000 for the three months ended September 30, 1997. In both periods, revenues were derived principally from amounts received under the SBIR Program (59% and 62% in fiscal years 1996 and 1997, respectively), with smaller amounts received in the form of interest income and licensing fees pursuant to two licensing agreements. Interest income in both periods included interest earned on cash balances available for investment, as well as accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts facility and equipment.

               The Company's total expenses decreased 21% from approximately $2.5 million for the three months ended September 30, 1996 to approximately $1.9 million for the three months ended September 30, 1997. Research and development costs constituted the primary component of the Company's total expenses (79% and 80% in fiscal years 1996 and 1997, respectively), decreasing approximately 20% from approximately $1.9 million in fiscal 1996 to approximately $1.6 million in fiscal 1997). This decrease is attributable to the Company's continuing cost reduction efforts begun in fiscal year 1995.

        General and administrative expenses decreased approximately 13% from approximately $438,000 for the three months ended September 30, 1996 to approximately $379,000 for the three months ended September 30, 1997. This decrease is a result of the Company's cost reduction and control efforts begun in fiscal year 1995.

        Interest expense decreased approximately 98% from approximately $67,000 for the three months ended September 30, 1996 to approximately $1,600 for the three months ended September 30, 1997. Both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. The larger costs in fiscal 1996 represent the costs incurred in connection with the issuances of convertible debentures. In fiscal 1997, the Company's financing activities included issuances of convertible equity and related common stock purchase warrants, as well as the October 1996 conversion of a $2.5 million convertible debenture to convertible preferred stock. The dividends accumulated for the three months ended September 30, 1997, totalling approximately $11,500, are reflected as dividends payable on convertible preferred stock.

        In connection with the collaboration entered into in July 1997 between ATI and BioChem, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring no less than 15% of the then outstanding ATI common stock. For the three months ended September 30, 1997, 2,695 shares of ATI preferred stock were issued or issuable, resulting in a 3.5% minority interest in the net loss of ATI. The minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $27,600, as reflected in the statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since July 1, 1995, the Company has financed its operating deficit of approximately $33.3 million from various sources, including issuances in fiscal years 1996 and 1997 of convertible debt and equity securities, amounts received pursuant to its fiscal 1996 assignment of leases, funds received under research grants and from the exercise of stock options.

        In August 1995, the Company issued $3.6 million of 7% subordinated convertible debentures to a small number of overseas investors. Net proceeds to the Company amounted to approximately $3.3 million. As of June 30, 1996, all of these debentures plus accrued interest thereon had been converted into shares of Common Stock. In total, 2,753,269 shares of Common Stock were issued to the holders of the $3.6 million of 7% subordinated convertible debentures for both principal and interest. In addition, 81,480 shares of Common Stock were issued to a third party as a finder's fee in connection with the issuance of the debentures. The value of such shares, approximately $108,000, was charged to interest expense.

        In March 1996, the Company issued $5.0 million principal amount convertible debentures in a private placement. As part of the private placement, the Company issued a $2.5 million principal amount debenture on March 25, 1996. In June 1996, the debenture, together with accrued interest thereon, was converted into shares of Common Stock, and warrants to purchase 509,000 shares of Common Stock at an exercise price of $4.00 per share were issued to the holder of the debenture. These warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture was issued and then converted into Series A Convertible Preferred Stock ("Series A Stock") in October 1996. Each share of Series A Stock is convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 and (ii) 85% of the average of the closing bid price of the Common Stock for the five days prior to conversion (the "Market Price"). As of September 30 and October 21, 1997, 1,900 of the 2,500 shares of Series A Stock plus accrued dividends thereon had been converted into 1,804,836 shares of Common Stock. In June 1996, the Company issued additional warrants to purchase 500,000 shares of the Company's Common Stock in connection with the conversion of the debenture into Common Stock. These warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of the Company's Common Stock were issued as finder's fees in connection with the issuance of the debentures. The 1,259,000 warrants issued in connection with the debentures had a value of approximately $2.7 million, which was charged to interest expense at the time of issuance of the warrants. Upon conversion of the Series A Stock, the holder receives warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares issuable upon conversion of the Series A Stock. These warrants, valued at $623,000, were accounted for as non-cash dividends to holders of preferred stock at the time of issuance of the convertible securities. These warrants will be exercisable at $4.00 per share and expire five years after the date of issuance. As of September 30 and October 21, 1997, warrants to purchase 913,837 shares of the Company's Common Stock were issued on conversion of the Series A Stock.

        In June 1996 the Company satisfied its own and ATI's obligations to Dana-Farber, totaling approximately $1.3 million, by issuing an 11.5% convertible debenture in that amount. In July 1996, the 11.5% debenture and accrued interest thereon, aggregating $1,318,734, was converted into 351,662 shares of Common Stock.

        In October 1996, the Company sold $3.0 million of 9% Series B Convertible Preferred Stock ("Series B Stock") in connection with the October 1996 Private Placement. Each share of Series B Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of
(i) $3.60 and (ii) 85% of the market price of the Common Stock. As of February 4, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's Common Stock were also issued. These warrants have a value of $618,900, which was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the convertible securities. Of these 500,000 warrants, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002.

        In January 1997, the Company sold $3.0 million of 9% Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of
(i) $2.61 and (ii) 85% of the market price of the Company's Common Stock. As of August 1, 1997, all 3,000 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the convertible securities.

        In June 1997, the Company sold $1.0 million of 9% Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement. The Series D Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of September 30, 1997, no Series D Stock had been converted into Common Stock. As of October 21, 1997, all 1,000 shares of Series D Stock plus accumulated dividends thereon had been converted in 1,001,387 shares of Common Stock. In addition, the investor received warrants to purchase 454,545 shares of Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The $278,000 value of these warrants was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends to holders of preferred stock at that time.

        Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by a combination of cash and 41,481 shares of Common Stock.

        ImmunoGen was committed to provide ATI with $3.0 million in research and development services and $2.0 million in cash equity contributions over a three-year period. At June 30, 1995, these obligations had been fulfilled by the Company. ImmunoGen had also agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of July 31, 1997, amounts owed by ATI to ImmunoGen approximated $14.2 million, and this amount was converted into 22,207,966 shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership from 72% to 95%.

        In July 1997, ATI entered into a collaboration with BioChem Pharma, Inc.("BioChem"), a Canadian biopharmaceutical company. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

        Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to fund research conducted by the collaboration during a three-year research term. As of October 21, 1997, $2.695 million had been received under this agreement. The balance of $8.430 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. The research agreement may be extended beyond the initial three-years, on terms substantially similar to the original, three-year term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on the future worldwide sales of products, if any, resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

        As part of the agreement, BioChem receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at Biochem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common shares do not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants. As of October 21, 1997, BioChem's investment in ATI amounted to $2.695 million.

        In the period since July 1, 1995 less than $100,000 was expended on property and equipment. No significant amounts are expected to be expended on property and equipment in fiscal 1998.

        Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although, as noted above, management continues to pursue additional funding arrangements and/or strategic partners, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to further curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

                                 IMMUNOGEN, INC.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

        Not applicable.

Item 2.  CHANGES IN SECURITIES

        On July 31, 1997, August 1, 1997 and August 20, 1997, the Company issued warrants to purchase 52,909 shares, 78,185 shares and 118,371 shares, respectively, of its Common Stock to the holder of its Series A Convertible Preferred Stock (the "Series A Stock") in connection with the conversion of an aggregate of 500 shares of Series A Stock. The Series A Stock provided that if conversion did not occur on or before the eightieth day after its issuance, the investor would receive warrants to purchase shares of the Company's Common Stock equal to 50% of the number of shares issued on each conversion of the Series A Stock. These warrants have an exercise price of $4 per share and are exercisable for five years from the date of issuance.

        On September 16, 1997, the Company issued warrants to purchase 454,545 shares of the Company's Common Stock to the holder of its Series D Convertible Preferred Stock (the "Series D Stock"). The Series D Stock provided that if conversion of the preferred shares did not occur on or before the eightieth day following their issuance, on the eighty-first day the investor would receive warrants to purchase a number of shares of the Company's Common Stock equal to 50% of the number of shares of Common Stock into which the Series D Stock could be converted on the eighty-first day. In connection with that provision, the Company issued warrants to purchase 454,545 shares of the Company's Common Stock on September 16, 1997 with an exercise price of $1.94 per share. These warrants expire in September 2002.

        All of the warrants issued pursuant to the terms of the Series A Stock and Series D Stock were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

        In July 1997, the Company's 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000 until and including July 31, 2002 into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On July 31, 1997 and October 14, 1997, investments of $1.852 million and $843,000, respectively, were made in ATI and warrants corresponding to those amounts were issued in connection with such investments.

        On August 22, 1997, the Company filed Articles of Amendment with the Secretary of the Commonwealth of Massachusetts which amended the Company's Restated Articles of Organization previously in effect to increase the number of authorized common shares from 30 million to 50 million.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting of Shareholders was held by the Company on August 11, 1997. At the Meeting, the following matter was voted upon:

        The proposal to amend the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock from 30 million to 50 million shares was approved by the following vote: 17,076,885 shares FOR, 1,291,810 shares AGAINST and 226,901 shares ABSTAINED.

Item 5.  OTHER INFORMATION

        Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit

               3.1        Articles of Amendment of the Registrant

               10.1 Warrant Certificate Dated September 16, 1997 issued to Southbrook International Investments, Ltd.

               10.2 Warrant Certificate Dated July 31, 1997 issued to Capital Ventures International

               10.3 Warrant Certificate Dated August 1, 1997 issued to Capital Ventures International

               10.4 Warrant Certificate Dated August 21, 1997 issued to Capital Ventures International

               10.5 Warrant Certificate Dated October 6, 1997 issued to BioChem Pharma (International) Inc.

               27         Financial Data Schedule

        (b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on August 1, 1997 reporting the filing of a press release on the same date announcing a collaboration between the Registrant's 95%-owned subsidiary, Apoptosis Technology, Inc., and BioChem Pharma Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMMUNOGEN, INC.




Date: November 14, 1997             By: /s/ Mitchel Sayare
                                        ---------------------------------
                                        Mitchel Sayare
                                        Chief Executive Officer
                                        (principal executive officer)



Date: November 14, 1997             By: /s/ Kathleen A. Carroll
                                        ---------------------------------
                                        Kathleen A. Carroll
                                        Vice President,
                                        Finance and Administration
                                        (principal financial officer)

                                 IMMUNOGEN, INC.

                                  EXHIBIT INDEX


Exhibit

 3.1        Articles of Amendment of the Registrant

10.1 Warrant Certificate Dated September 16, 1997 issued to Southbrook International Investments, Ltd.

10.2 Warrant Certificate Dated July 31, 1997 issued to Capital Ventures International

10.3 Warrant Certificate Dated August 1, 1997 issued to Capital Ventures International

10.4 Warrant Certificate Dated August 21, 1997 issued to Capital Ventures International

10.5 Warrant Certificate Dated October 6, 1997 issued to BioChem Pharma (International) Inc.

27          Financial Data Schedule