Form 10-Q/A
period 1997-09-30
IMMUNOGEN INC
filed 1997-11-24
CIK 855654

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


                            Exhibit Index at Page: 13

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




PART II - OTHER INFORMATION




        Item 6     Exhibits and Reports on Form 8-K

                   6.(a) Exhibit 27 -- Financial Data Schedule............. 11

Signatures................................................................. 12

                          PART I-FINANCIAL INFORMATION

ITEM I. FINANCIAL INFORMATION
IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and September 30, 1997




                                                                                          June 30,            September 30,
                                                                                       -------------          -------------

                                                                                                1997                   1997
---------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                                              $   1,669,050          $   1,907,581
Due from minority interest holder                                                              -                    843,000
Prepaids and other current assets                                                            578,497                280,076
                                                                                       -------------          -------------

      Total current assets                                                                 2,247,547              3,030,657
                                                                                       -------------          -------------

Property and equipment, net of accumulated
   depreciation                                                                            2,929,733              2,603,270
Note receivable                                                                            1,128,910              1,155,795
Other assets                                                                                  43,700                 43,700
                                                                                       -------------          -------------

           Total assets                                                                $   6,349,890          $   6,833,422
                                                                                       =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             612,559                589,932
Accrued compensation                                                                         248,472                145,064
Other accrued liabilities                                                                    841,238                652,850
Current portion of capital lease obligations                                                  37,068                  -
Current portion of deferred lease                                                             89,160                 68,580
                                                                                       -------------          -------------

      Total current liabilities                                                            1,828,497              1,456,426
                                                                                       -------------          -------------

Deferred lease                                                                                59,436                 62,871
Minority interest                                                                              -                     53,245

Commitments

Stockholders' equity:
        Preferred stock; $.01 par value; authorized 5,000,000 shares as of
        June 30, 1997 and September 30 ,1997
               Convertible preferred stock, Series A, $.01 par value; issued and outstanding 1,100  and 600 shares as of June 30, 1997
                    and September 30, 1997 (liquidation preference -  stated
                    value plus accrued but unpaid dividends per share)                            11                      6
               Convertible preferred stock, Series C, $.01 par value; issued and outstanding 700 shares as of June 30, 1997
                    (liquidation preference -  stated value plus accrued but
                    unpaid dividends per share)                                                    7                  -
               Convertible preferred stock, Series D, $.01 par value; issued and outstanding 1,000 shares as of June 30, 1997  and
                    September 30, 1997 (liquidation preference -  stated
                    value plus accrued but unpaid dividends per share)                            10                     10
         Common stock, $.01 par value; authorized
                    30,000,000 shares and 50,000,000 shares as of June 30, 1997 and September 30, 1997, respectively; issued and
                    outstanding 21,779,767 and 22,979,877 shares
                    as of June 30, 1997 and September 30, 1997, respectively                 217,797                229,798
         Additional paid-in capital                                                      144,753,538            147,334,921
                                                                                       -------------          -------------

                                                                                         144,971,363            147,564,735
   Accumulated deficit                                                                  (140,509,406)          (142,303,855)
                                                                                       -------------          -------------

      Total stockholders' equity                                                           4,461,957              5,260,880
                                                                                       -------------          -------------

           Total liabilities and stockholders' equity                                  $   6,349,890          $   6,833,422
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

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30,1997 and the quarter ended September 30, 1997


                                                              Common Stock                     Preferred Stock
                                                 ------------------------------------   -----------------------------
                                                                          Additional                       Additional
                                                                           Paid-in                          Paid-in
                                                   Shares       Amount     Capital      Shares   Amount     Capital
                                                 ----------   ---------  ------------   ------   ------   -----------

Balance at June 30, 1996                         16,599,855     165,999   128,525,884      -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Stock options exercised                              54,644         545        87,310      -       -              -
Issuance of common stock                             41,481         415        69,585      -       -              -
Conversion of convertible debentures
     into common stock                              351,662       3,517     1,315,217      -       -              -
Exchange of convertible debentures for
     series A convertible preferred stock               -           -             -      2,500      25      4,749,586
Issuance of Series B Convertible
     Preferred Stock                                                                     3,000      30      3,486,342
Issuance of Series C Convertible
     Preferred Stock                                    -           -             -      3,000      30      4,720,003
Issuance of Series D Convertible
     Preferred Stock                                    -           -             -      1,000      10      1,287,092
Conversion of Series A Convertible
     Preferred Stock into common stock            1,328,744      13,287     2,766,405   (1,400)    (14)    (2,659,763)
Conversion of Series B Convertible
     Preferred Stock into common stock            1,384,823      13,848     3,539,221   (3,000)    (30)    (3,486,342)
Conversion of Series C Convertible
     Preferred Stock into common stock            2,018,558      20,186     2,956,928   (2,300)    (23)    (2,910,669)
Compensation for put right                              -           -             -        -       -          306,739
Dividends on convertible preferred stock                -           -             -        -       -              -
Net loss for the year ended June 30, 1997               -           -             -        -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Balance at June 30, 1997                         21,779,767   $ 217,797  $139,260,550    2,800    $ 28    $ 5,492,988
                                                 ==========   =========  ============   ======    ====    ===========

Conversion of Series A Convertible
     Preferred Stock into common stock              498,930       4,989       997,120     (500)     (5)      (949,916)
Conversion of Series C Convertible
     Preferred Stock into common stock              701,180       7,012     1,126,815     (700)     (7)    (1,101,334)
Value ascribed to ImmunoGen Warrants
     issued to BioChem                                  -           -       2,614,123      -       -              -
Legal fees associated with Biochem
     transaction                                        -           -        (105,425)     -       -              -
Dividends on convertible preferred stock                -           -             -        -       -              -
Net loss for the quarter ended
     September 30, 1997                                 -           -             -        -       -              -
                                                 ----------   ---------  ------------   ------    ----    -----------

Balance at September 30, 1997                    22,979,877   $ 229,798  $143,893,183    1,600    $ 16    $ 3,441,738
                                                 ==========   =========  ============   ======    ====    ===========

                                                                      Total
                                                   Accumulated    Stockholders'
                                                     Deficit         Equity
                                                 -------------    -------------

Balance at June 30, 1996                          (127,914,500)        777,383
                                                 -------------     -----------

Stock options exercised                                    -            87,855
Issuance of common stock                                   -            70,000
Conversion of convertible debentures
     into common stock                                     -         1,318,734
Exchange of convertible debentures for
     series A convertible preferred stock                  -         4,749,611
Issuance of Series B Convertible
     Preferred Stock                                                 3,486,372
Issuance of Series C Convertible
     Preferred Stock                                       -         4,720,033
Issuance of Series D Convertible
     Preferred Stock                                       -         1,287,102
Conversion of Series A Convertible
     Preferred Stock into common stock                     -           119,915
Conversion of Series B Convertible
     Preferred Stock into common stock                     -            66,697
Conversion of Series C Convertible
     Preferred Stock into common stock                     -            66,422
Compensation for put right                                 -           306,739
Dividends on convertible preferred stock            (3,511,510)     (3,511,510)
Net loss for the year ended June 30, 1997           (9,083,396)     (9,083,396)
                                                 -------------     -----------

Balance at June 30, 1997                         $(140,509,406)    $ 4,461,957
                                                 =============     ===========

Conversion of Series A Convertible
     Preferred Stock into common stock                     -            52,188
Conversion of Series C Convertible
     Preferred Stock into common stock                     -            32,486
Value ascribed to ImmunoGen Warrants
     issued to BioChem                                     -         2,614,123
Legal fees associated with Biochem
     transaction                                           -          (105,425)
Dividends on convertible preferred stock               (11,549)        (11,549)
Net loss for the quarter ended
     September 30, 1997                             (1,782,900)     (1,782,900)
                                                 -------------     -----------

Balance at September 30, 1997                    $(142,303,855)    $ 5,260,880
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


As part of the agreement, BioChem receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants. For the three months ended September 30, 1997, 2,695 shares of ATI preferred stock were issued or issuable, resulting in a 3.5% minority interest in the net loss of ATI. The minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $27,600, as reflected in the statements of operations. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which is allocable to the ATI securities, management had estimated the relative value of the investment in ATI securities, based on a preliminary appraisal by an independent valuation consultant as of November 14, 1997, to be approximately 30%, or approximately $809,000, of the total investment to date, and had reflected this amount as minority interest on the Company's consolidated balance sheet. However, on November 20, 1997, subsequent to the filing date of the Company's Quarterly Report on Form 10-Q, management received a final appraisal from the independent valuation consultant and completed its analysis of the allocation of BioChem's investment between the minority interest in ATI and the value ascribed to the ImmunoGen warrants. Based on that analysis, approximately 3%, or approximately $81,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $2.6 million, allocated to ImmunoGen equity. Accordingly, the Company has restated its financial statements for the quarter ended September 30, 1997 to reflect the results of the completed appraisal.


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



                                    IMMUNOGEN, INC.





Date: November 24, 1997             By: /s/ Mitchel Sayare
                                        ---------------------------------
                                        Mitchel Sayare
                                        Chief Executive Officer
                                        (principal executive officer)



Date: November 24, 1997             By: /s/ Kathleen A. Carroll
                                        ---------------------------------
                                        Kathleen A. Carroll
                                        Vice President,
                                        Finance and Administration
                                        (principal financial officer)

                                 IMMUNOGEN, INC.

                                  EXHIBIT INDEX


Exhibit




27          Financial Data Schedule