Form 10-Q
period 1997-12-31
IMMUNOGEN INC
filed 1998-02-17
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number  0-17999


                                 ImmunoGen, Inc.
             (Exact name of registrant as specified in its charter)


       Massachusetts                                     04-2726691
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)


                             333 Providence Highway
                                Norwood, MA 02062
          (Address of principal executive offices, including zip code)


                                 (781) 769-4242
              (Registrant's telephone number, including area code)



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


Yes  [x]   No  [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At February 10, 1998 there were 24,884,325 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 25

                                 IMMUNOGEN, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1997.......................3

                  Consolidated Statements of Operations
                  for the three months and six months ended
                  December 31, 1996 and 1997................................4

                  Consolidated Statements of Stockholders'
                  Equity for the year ended June 30, 1997 and
                  the six months ended December 31, 1997....................5

                  Consolidated Statements of Cash Flows
                  for the six months ended December 31,
                  1996 and 1997.............................................6

                  Notes to Consolidated Financial Statements................7

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............12

PART II - OTHER INFORMATION

         Item 2   Changes in Securities.....................................20

         Item 4   Submission of Matters to a Vote of Security Holders.......21

         Item 6   Exhibits and Reports on Form 8-K..........................22

Signatures..................................................................24

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and December 31, 1997


                                                                                                   June 30,           December 31,
                                                                                                --------------       -------------
                                                                                                      1997                 1997
                                                                                                      ----                 ----
                ASSETS

Cash and cash equivalents                                                                       $   1,669,050        $   2,552,833
Due from minority interest holder                                                                        --                843,000
Prepaids and other current assets                                                                     578,497              362,442
                                                                                                -------------        -------------

     Total current assets                                                                           2,247,547            3,758,275
                                                                                                -------------        -------------


Property and equipment, net of accumulated depreciation                                             2,929,733            2,302,286
Note receivable                                                                                     1,128,910              920,860
Other assets                                                                                           43,700               43,700
                                                                                                -------------        -------------

          Total assets                                                                          $   6,349,890        $   7,025,121
                                                                                                =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                      612,559              796,026
Accrued compensation                                                                                  248,472              173,584
Other current accrued liabilities                                                                     841,238              614,143
Current portion of capital lease obligations                                                           37,068                 --
Current portion of deferred lease                                                                      89,160               68,580
                                                                                                -------------        -------------

     Total current liabilities                                                                      1,828,497            1,652,333
                                                                                                -------------        -------------

Deferred lease                                                                                         59,436               45,726
Minority interest in consolidated subsidiary                                                             --                 41,253

Commitments

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares as of
     June 30, 1997 and December 31, 1997
   Convertible preferred stock, Series A, $.01 par value; issued and outstanding 1,100 and 200 shares as of June 30, 1997
       and December 31, 1997, respectively                                                                 11                    2
       (liquidation preference - stated value plus accrued but unpaid dividends per share)
   Convertible preferred stock, Series C, $.01 par value; issued
       and outstanding 700 shares as of June 30, 1997                                                       7                   --
       (liquidation preference - stated value plus accrued but unpaid dividends per share)
   Convertible preferred stock, Series D, $.01 par value; issued
       and outstanding 1,000 shares as of June 30, 1997                                                    10                   --
       (liquidation preference - stated value plus accrued but unpaid dividends per share)
   Convertible preferred stock, Series E, $.01 par value; issued and outstanding 800
       shares as of December 31, 1997                                                                      --                    8

   Common stock, $.01 par value; authorized
       30,000,000 shares and 50,000,000 shares as of June 30, 1997 and December 31, 1997, respectively; issued and outstanding 21,779,767 shares and 24,506,911 shares
       as of June 30, 1997 and December 31, 1997, respectively                                        217,797              245,069
   Additional paid-in capital                                                                     144,753,538          149,541,319
                                                                                                -------------        -------------

                                                                                                  144,971,363          149,786,398
Accumulated deficit                                                                              (140,509,406)        (144,500,589)
                                                                                                -------------        -------------

     Total stockholders' equity                                                                     4,461,957            5,285,809
                                                                                                -------------        -------------

          Total liabilities and stockholders' equity                                           $   6,349,890        $   7,025,121
                                                                                                =============        =============





    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended December 31, 1996 and 1997

                                                                   Three Months Ended                  Six Months Ended
                                                                      December 31,                        December 31,

                                                                 1996               1997               1996               1997
                                                             ----------          ----------         ----------         ----------

Revenues:
  Development fees                                          $    71,076        $     40,000         $  153,232        $   117,000
  Interest                                                       15,219              54,591             36,599            100,463
  Licensing                                                         929                 942              6,572              1,539
  Other                                                          29,667               2,900             58,704              2,900
                                                            -----------        ------------         ----------        -----------
   Total revenues                                               116,891              98,433            255,107            221,902
                                                            -----------        ------------         ----------        -----------

Expenses:
  Research and development                                    2,031,389           1,350,530          3,977,622          2,903,073
  General and administrative                                    548,329             579,454            986,249            958,724
  Interest                                                        5,862               1,414             72,724              2,969
                                                            -----------        ------------         ----------        -----------
   Total expenses                                             2,585,580           1,931,398          5,036,595          3,864,766
                                                            -----------        ------------         ----------        -----------

Loss before income taxes and minority interest               (2,468,689)         (1,832,965)        (4,781,488)        (3,642,864)

Income tax expense                                                  200                 720                483              1,326
                                                            -----------        ------------         ----------        -----------

Net loss before minority interest                            (2,468,889)         (1,833,685)        (4,781,971)        (3,644,190)
                                                            -----------        ------------         ----------        -----------

Minority interest in net loss of consolidated subsidiary           --                37,282               --               64,887
                                                            -----------        ------------         ----------        -----------

Net loss                                                     (2,468,889)         (1,796,403)        (4,781,971)        (3,579,303)
                                                            -----------        ------------         ----------        -----------

Dividends on convertible preferred stock                      1,171,759             400,327          1,171,759            411,880
                                                            -----------        ------------         ----------        -----------

Net loss to common shareholders                            $ (3,640,648)       $ (2,196,730)      $ (5,953,730)      $ (3,991,183)
                                                           ============        ============       ============       ============

Basic and diluted loss per common share                    $      (0.21)       $      (0.09)      $      (0.35)      $      (0.17)
                                                           ============        ============       ============       ============

Shares used in computing  loss
per share amounts                                            16,960,993          24,031,944         16,939,002         23,282,851
                                                           ============        ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30,1997 and the six months ended December 31, 1997


                                                                                                      Common Stock
                                                                                     ---------------------------------------------
                                                                                                                       Additional
                                                                                                                        Paid-in
                                                                                        Shares         Amount           Capital
                                                                                        ------         ------           -------
Balance at June 30, 1996                                                             16,599,855        165,999        128,525,884
                                                                                     ----------       --------       ------------

Stock options excercised                                                                 54,644            545             87,310
Issuance of Common Stock                                                                 41,481            415             69,585
Conversion of Convertible Debentures
     into Common Stock                                                                  351,662          3,517          1,315,217
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                                  --             --                 --
Issuance of Series B Convertible Preferred Stock
Issuance of Series C Convertible Preferred Stock                                           --             --                 --
Issuance of Series D Convertible Preferred Stock                                           --             --                 --
Conversion of Series A Convertible Preferred Stock into Common Stock                  1,328,744         13,287          2,766,405
Conversion of Series B Convertible Preferred Stock into Common Stock                  1,384,823         13,848          3,539,221
Conversion of Series C Convertible Preferred Stock into Common Stock                  2,018,558         20,186          2,956,928
Compensation for put right                                                                 --             --                 --
Dividends on Convertible Preferred Stock                                                   --             --                 --
Net loss for the year ended June 30, 1997                                                  --             --                 --
                                                                                     ----------       --------       ------------

Balance at June 30, 1997                                                             21,779,767       $217,797       $139,260,550
                                                                                     ==========       ========       ============

Conversion of Series A Convertible Preferred Stock into Common Stock                  1,024,577         10,246          1,804,865
Conversion of Series C Convertible Preferred Stock into Common Stock                    701,180          7,012          1,126,815
Conversion of Series D Convertible Preferred Stock into Common Stock                  1,001,387         10,014          1,303,287
Issuance of Series E Convertible Preferred Stock, net of financing costs                   --             --                 --
Issuance of Warrants to purchase Common Stock                                              --             --              386,704
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs             --             --            3,268,074
Dividends on Convertible Preferred Stock                                                   --             --                 --
Net loss for the six months ended December 31, 1997                                        --             --                 --
                                                                                     ----------       --------       ------------

Balance at December 31, 1997                                                         24,506,911       $245,069       $147,150,295
                                                                                     ==========       ========       ============

                                                                                                   Preferred Stock
                                                                                    ------------------------------------------
                                                                                                                   Additional
                                                                                                                    Paid-in
                                                                                      Shares         Amount         Capital
                                                                                      ------         ------         -------
Balance at June 30, 1996                                                                  --           --                --
                                                                                    ----------        ----        -----------

Stock options excercised                                                                  --           --                --
Issuance of Common Stock                                                                  --           --                --
Conversion of Convertible Debentures
     into Common Stock                                                                    --           --                --
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                                2,500          25          4,749,586
Issuance of Series B Convertible Preferred Stock                                         3,000          30          3,486,342
Issuance of Series C Convertible Preferred Stock                                         3,000          30          4,720,003
Issuance of Series D Convertible Preferred Stock                                         1,000          10          1,287,092
Conversion of Series A Convertible Preferred Stock into Common Stock                    (1,400)        (14)        (2,659,763)
Conversion of Series B Convertible Preferred Stock into Common Stock                    (3,000)        (30)        (3,486,342)
Conversion of Series C Convertible Preferred Stock into Common Stock                    (2,300)        (23)        (2,910,669)
Compensation for put right                                                                --           --             306,739
Dividends on Convertible Preferred Stock                                                  --           --                --
Net loss for the year ended June 30, 1997                                                 --           --                --
                                                                                    ----------        ----        -----------

Balance at June 30, 1997                                                                 2,800        $ 28        $ 5,492,988
                                                                                    ==========        ====        ===========

Conversion of Series A Convertible Preferred Stock into Common Stock                      (900)         (9)        (1,709,850)
Conversion of Series C Convertible Preferred Stock into Common Stock                      (700)         (7)        (1,101,334)
Conversion of Series D Convertible Preferred Stock into Common Stock                    (1,000)        (10)        (1,287,092)
Issuance of Series E Convertible Preferred Stock, net of financing costs                   800           8            996,312
Issuance of Warrants to purchase Common Stock                                             --           --                --
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs            --           --                --
Dividends on Convertible Preferred Stock                                                  --           --                --
Net loss for the six months ended December 31, 1997                                       --           --                --
                                                                                    ----------        ----        -----------

Balance at December 31, 1997                                                             1,000        $ 10        $ 2,391,024
                                                                                    ==========        ====        ===========



                                                                                                            Total
                                                                                      Accumulated       Stockholders'
                                                                                       Deficit             Equity
                                                                                       -------             ------
Balance at June 30, 1996                                                            (127,914,500)           777,383
                                                                                   -------------        -----------

Stock options excercised                                                                    --               87,855
Issuance of Common Stock                                                                    --               70,000
Conversion of Convertible Debentures
     into Common Stock                                                                      --            1,318,734
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                                   --            4,749,611
Issuance of Series B Convertible Preferred Stock                                                          3,486,372
Issuance of Series C Convertible Preferred Stock                                            --            4,720,033
Issuance of Series D Convertible Preferred Stock                                            --            1,287,102
Conversion of Series A Convertible Preferred Stock into Common Stock                        --              119,915
Conversion of Series B Convertible Preferred Stock into Common Stock                        --               66,697
Conversion of Series C Convertible Preferred Stock into Common Stock                        --               66,422
Compensation for put right                                                                  --              306,739
Dividends on Convertible Preferred Stock                                              (3,511,510)        (3,511,510)
Net loss for the year ended June 30, 1997                                             (9,083,396)        (9,083,396)
                                                                                   -------------        -----------

Balance at June 30, 1997                                                           $(140,509,406)       $ 4,461,957
                                                                                   =============        ===========

Conversion of Series A Convertible Preferred Stock into Common Stock                        --              105,252
Conversion of Series C Convertible Preferred Stock into Common Stock                        --               32,486
Conversion of Series D Convertible Preferred Stock into Common Stock                        --               26,199
Issuance of Series E Convertible Preferred Stock, net of financing costs                    --              996,320
Issuance of Warrants to purchase Common Stock                                               --              386,704
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs              --            3,268,074
Dividends on Convertible Preferred Stock                                                (411,880)          (411,880)
Net loss for the six months ended December 31, 1997                                   (3,579,303)        (3,579,303)
                                                                                   -------------        -----------

Balance at December 31, 1997                                                       $(144,500,589)       $ 5,285,809
                                                                                   =============        ===========


    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1996 and 1997


                                                                                December 31,
                                                                      -------------------------------

                                                                         1996                1997
                                                                        ------            ----------

Cash flows from operating activities:
  Net loss                                                            $(5,953,730)      $(3,991,183)
 Adjustments to reconcile net loss to net
    cash used for operating activities:
     Depreciation and amortization                                        817,661           624,547
     Loss on sale of property and equipment                                 2,934              --
     Accretion of interest on note receivable                             (58,704)          (51,950)
     Dividends payable                                                  1,171,759           411,880
     Minority interest in net loss of consolidated subsidiary                --              64,887
     Amortization of deferred lease                                       (38,022)          (34,290)
     Changes in operating assets and liabilities:
       Other current assets                                                70,981           476,055
       Accounts payable                                                   252,139           183,467
       Accrued compensation                                                16,666           (74,888)
       Other accrued liabilities                                         (208,020)          (88,334)
                                                                    -------------       -----------

    Net cash used for operating activities                             (3,926,336)       (2,479,809)
                                                                    -------------       -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                             15,183             2,900
  Purchase of property and equipment                                       (4,458)             --
                                                                    -------------       -----------

    Net cash (used for) provided by
    investing activities                                                   10,725             2,900
                                                                    -------------       -----------

Cash flows from financing activities:
   Proceeds from issuance of ATI convertible preferred stock                 --           2,695,000
   Proceeds from convertible preferred stock                         2,990,000.00         1,000,000
   Stock issuances, net                                                    27,406              --
   Principal payments on capital lease obligations                        (69,444)          (37,068)
   Financing costs                                                           --            (167,466)
                                                                    -------------       -----------

     Net cash provided by (used for)
     financing activities                                               2,947,962         3,490,466
                                                                    -------------       -----------

Net change in cash and cash equivalents                                  (967,649)        1,013,557
                                                                    -------------       -----------

Cash and cash equivalents, beginning balance                            2,796,636         1,669,050
                                                                    -------------       -----------

Cash and cash equivalents, ending balance                           $   1,828,987       $ 2,682,607
                                                                    =============       ===========



Supplemental disclosure of cash flow information:

   Cash paid for interest                                           $       8,582       $     1,555
                                                                    =============       ===========

   Cash paid for income taxes                                       $       1,197       $     2,969
                                                                    =============       ===========


Supplemental disclosure of noncash financing activities:

   Conversion of convertible debentures including accrued interest  $   1,318,734       $        --
                                                                    =============       ===========
   Conversion of convertible debentures to preferred stock          $   4,437,500       $        --
                                                                    =============       ===========
   Deferred lease of leasehold improvements                         $     215,465       $        --
                                                                    =============       ===========
   Conversion of Series A Preferred Stock to Common Stock           $      --           $ 1,709,859
                                                                    =============       ===========
   Conversion of Series C Preferred Stock to Common Stock           $      --           $ 1,101,341
                                                                    =============       ===========
   Conversion of Series D Preferred Stock to Common Stock            $      --          $ 1,287,102
                                                                    =============       ===========
   Due from minority interest holder                                $      --           $   843,000
                                                                    =============       ===========
   Minority Interest                                                $      --           $   106,140
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

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company's cash resources at December 31, 1997 were approximately $2.6 million. This amount includes $1.0 million received in December 1997 as part of a $3.0 million investment by an institutional investor (see footnote E). This amount also includes $225,000 received by the Company in October 1997 under a $750,000 grant from the Small Business Innovation Research (SBIR) Program of the National Cancer Institute awarded in July 1997 to advance development over a two-year period of the Company's lead product candidate, huC242-DM1. Also in October 1997, ATI received $843,000 under a research and collaboration agreement with a large biopharmaceutical company (see footnote D). This collaboration is expected to provide significant funding for ATI's operations for a period of time, initially three years, as well as milestone and royalty payments. Under the terms of the collaboration, the entire $11.125 million investment must be used to finance the research program with this biopharmaceutical company. An additional $843,000 was received by the Company in January 1998 under this agreement.

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

B. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of

Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). In addition, holders of the Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. As of January 5, 1998, all 2,500 shares of Series A Stock and accumulated dividends thereon had been converted into 2,676,235 shares of Common Stock. In connection with those conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire at various dates during 2002 and 2003.

C. In October 1996, the Company entered into a financing agreement (the "October 1996 Private Placement") with an institutional investor under which the Company was granted the right to require the investor to purchase up to $12.0 million of convertible preferred stock from the Company in a series of private placements. Pursuant to the October 1996 Private Placement, the Company sold 3,000 shares of its 9% Series B Convertible Preferred Stock, with a stated value of $1,000 per share ("Series B Stock"). As of February 4, 1997, all 3,000 shares of Series B Stock plus accumulated dividends thereon had been converted into 1,384,823 shares of Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of Common Stock were also issued. These warrants have a value of $618,900, which was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the Series B Stock. Of these 500,000 warrants, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002.

In January 1997, the Company sold 3,000 shares of its 9% Series C Convertible Preferred Stock, with a stated value of $1,000 per share ("Series C Stock"), in connection with the October 1996 Private Placement. The Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Common Stock at the time of conversion. As of September 30, 1997, all 3,000 shares of Series C Stock plus accumulated dividends thereon had been converted into 2,719,738 shares of Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the Series C Stock.

Also pursuant to the October 1996 Private Placement, the Company, in June 1997, sold 1,000 shares of its 9% Series D Convertible Preferred Stock, with a stated value of $1,000 per share ("Series D Stock"), bringing the aggregate amount received under the October 1996 Private Placement to $7.0 million. The Series D Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of the Common Stock at the time of conversion. As of December 31, 1997, all 1,000 shares of Series D Stock and accumulated dividends thereon had been converted into 1,001,387 shares of Common Stock. In addition, because conversion of the Series D Stock did not occur until after the eightieth day following its issue date, the investor received warrants to purchase 454,545 shares of Common Stock in connection with the Series D Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The $278,000 value of these warrants was determined at the time of issuance of the Series D Stock and was accounted for as non-cash dividends to holders of Common Stock at that time. No additional warrants are issuable in connection with the Series D Stock.

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

Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. In August 1997, BioChem paid ATI an initial payment of $1.852 million, and in each of October 1997 and January 1998, quarterly payments of $843,000 were made. The balance of $7.587 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. For the three months ended December 31, 1997, 3,538 shares of ATI preferred stock were issued or issuable, representing a 4.8% minority interest (on a converted and fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $37,300. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which is allocable to the ATI securities, the Company is required to reflect the value of the investment allocable to the ATI securities as a minority interest on its balance sheet. Based on an appraisal by an independent valuation consultant completed in November 1997, approximately 3% of the $3.538 million investment to date, or approximately $106,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $3.4 million, allocated to the Company's equity. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

As part of the collaboration with ATI, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

E. In December 1997, the Company entered into an agreement to sell $3.0 million of its Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. The investment will be completed in two installments. As of December 31, 1997, $1.0 million had been received; the remainder is expected to be received in the first quarter of calendar 1998, subject to the terms of the agreement. The Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. Under the terms of the agreement, the investor is entitled to receive warrants equal to 100% of the number of shares of Common Stock issuable on conversion of the preferred stock. As of December 31, 1997, warrants to purchase 941,176 shares of Common Stock had been issued. These warrants have an exercise price of $2.125 per share and expire in 2004. The value of these warrants, approximately $387,000, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock.

F. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the calculation and disclosure of basic loss per common share and diluted loss per common share for all periods presented. The adoption of SFAS 128 had no impact on the amounts presented in the Consolidated Statements of Operations because the effect of including the options and warrants outstanding during the periods presented would be antidilutive.

G. The Company's subsidiary, ATI, was established in January 1993 as a joint venture between the Company and Dana-Farber Cancer Institute ("Dana-Farber") to develop therapeutics based on apoptosis technology developed at Dana-Farber. Under the terms of a stock purchase agreement entered into between ImmunoGen, ATI, Dana-Farber and an individual stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require ImmunoGen to purchase (the "put option"), or ImmunoGen could require such stockholders to sell (the "call option"), their shares in ATI at a predetermined price. At ImmunoGen's discretion, the shares of common stock of ATI can be paid for in cash or by delivery of shares of ImmunoGen Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. The Company has elected to issue its Common Stock in lieu of a cash payment and expects to complete the transaction in February 1998, thereby increasing its ownership of ATI from 95% to approximately 96.5%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer therapeutics based on the regulation of apoptosis. The major sources of the Company's working capital have been the proceeds of equity and convertible debt and equity financings, license fees, government-sponsored research grants and income earned on investment of its available funds. In addition, in July 1997 ATI entered into a research and collaboration agreement with a large biopharmaceutical company which will provide significant funding for ATI's operations for a period of time, initially three years, as well as milestone and royalty payments (see LIQUIDITY AND CAPITAL RESOURCES below). The Company does not expect revenues to be derived from product sales for the foreseeable future.

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company anticipates that its existing capital resources, which includes: amounts received between August 1997 and January 1998 by ATI from its collaborator, Biochem Pharma Inc. ("BioChem"); $225,000 received in October 1997 under a recently-awarded $750,000 grant from the Small Business Innovation Research ("SBIR") Program of the National Cancer Institute to advance development over a two-year period of the Company's lead product candidate, huC242-DM1; and $1.0 million received in December 1997 from the sale of the Company Series E Convertible Preferred Stock (the "Series E Stock") to an institutional investor in a $3.0 million transaction expected to be completed in the first quarter of calendar 1998, will enable it to maintain its current and planned operations through March 1998. The Company believes that receipt of the additional $2.0 million with respect to the sale of the Series E Stock, combined with the additional funding to be received by ATI from BioChem, will enable the Company to maintain its operations into at least October 1998. The Company also continues its stringent cost control efforts begun in December 1994 when it implemented a significant restructuring program.

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

As a result of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company expects to consummate a transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to further curtail or discontinue its operations.

RESULTS OF OPERATIONS

  Three Months Ended December 31, 1996 and 1997

The Company's revenues decreased approximately 16% from approximately $117,000 for the three months ended December 31, 1996 to approximately $98,000 for the three months ended December 31, 1997. In both periods, revenues were derived in large part (61% and 41% for the three months ended December 31, 1996 and 1997, respectively) from amounts received under the SBIR program, with additional amounts received in the form of interest income (13% and 55% for the three months ended December 31, 1996 and 1997, respectively), as well as licensing fees pursuant to two licensing agreements. Interest income in both periods included interest earned on cash balances available for investment, as well as accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts facility and equipment.

The Company's total expenses decreased approximately 25% from approximately $2.6 million for the three months ended December 31, 1996 to approximately $1.9 million for the three months ended December 31, 1997. Research and development costs constituted the primary component of the Company's total expenses (79% and 70% for the three months ended December 31, 1996 and 1997, respectively), decreasing approximately 34% from approximately $2.0 million in fiscal 1997 to approximately $1.4 million in fiscal 1998. This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development of its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.

General and administrative expenses remained constant, increasing approximately $31,000, or approximately 6%, between the two periods.

Interest expense decreased approximately 76%, from approximately $6,000 for the three months ended December 31, 1996 to approximately $1,000 for the three months ended December 31, 1997. Both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. The larger costs in fiscal 1997 represent the costs incurred in connection with the issuances of convertible debentures. In fiscal 1998, the Company's financing activities included issuances of convertible equity and related common stock purchase warrants, giving rise to dividends rather than interest costs, as well as dividends associated with the October 1996 conversion of a $2.5 million convertible debenture to convertible preferred stock. The dividends accumulated for the three months ended December 31, 1997, totalling approximately $400,000, consist primarily (approximately 97%) of the value of warrants issued in connection with the sale of $1.0 million of the Company's Series E Preferred Stock, which was accounted for as non-cash dividends to holders of the Company's preferred stock.

In connection with the collaboration entered into in July 1997 between ATI and BioChem, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring no less then 15% of the then outstanding ATI common stock. As of December 31, 1997, 3,538 shares of ATI preferred stock were issued or issuable, resulting in a minority interest in the net loss of ATI of approximately 4.8% for the quarter. This minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $37,300. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which is allocable to the ATI securities, the Company is required to reflect the value of the investment allocable to the ATI securities as a minority interest on its balance sheet. Based on an appraisal by an independent valuation consultant completed in November 1997, approximately 3% of the $3.538 million investment to date, or approximately $106,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $3.4 million, allocated to ImmunoGen equity.

  Six Months Ended December 31, 1996 and 1997

The Company's revenues decreased approximately 13% from approximately $255,000 for the six months ended December 31, 1996 to approximately $222,000 for the six months ended December 31, 1997. In both periods, revenues were derived principally from amounts received under the SBIR Program (60% and 53% for the six months ended December 31, 1996 and 1997, respectively), with smaller amounts received in the form of interest income (14% and 45% for the six months ended December 31, 1996 and 1997, respectively) and licensing fees pursuant to two licensing agreements. Interest income in both periods included interest earned on cash balances available for investment, as well as accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts facility and equipment.

The Company's total expenses decreased approximately 23% from approximately $5.0 million for the six months ended December 31, 1996 to approximately $3.9 million for the six months ended December 31, 1997. Research and development costs constituted the primary component of the Company's total expenses (79% and 75% for the six months ended December 31, 1996 and 1997, respectively), decreasing approximately 27% from approximately $4.0 million in fiscal 1997 to approximately $2.9 million in fiscal 1998). This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development efforts on its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.

General and administrative expenses remained constant, decreasing approximately 3% from approximately $986,000 for the six months ended December 31, 1996 to approximately $959,000 for the six months ended December 31, 1997.

Interest expense decreased approximately 96% from approximately $73,000 for the six months ended December 31, 1996 to approximately $3,000 for the six months ended December 31, 1997. Both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. The larger costs in fiscal 1997 represent the costs incurred in connection with the issuances of convertible debentures. In fiscal 1998, the Company's financing activities included issuances of convertible equity and related common stock purchase warrants, giving rise to dividends rather than interest costs, as well dividends associated with the October 1996 conversion of a $2.5 million convertible debenture to convertible preferred stock. The dividends accumulated for the six months ended December 31, 1997, totalling approximately $412,000, represent primarily (approximately 94%) the value of warrants issued in connection with the sale of $1.0 million of the Company's Series E Stock.

In connection with the collaboration between ATI and Biochem, for the six months ended December 31, 1997, 3,538 shares of ATI preferred stock were issued or issuable, resulting in a weighted average 4.2% minority interest (on a converted, fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for the six-month period reduced ImmunoGen's net loss by approximately $65,000.

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1996, the Company has financed its operating deficit of approximately $16.6 million from various sources, including issuances of convertible debt and equity securities, amounts received pursuant to its fiscal 1996 assignment of leases, funds received under research grants and funds received from the exercise of stock options.

In March 1996, the Company issued $5.0 million principal amount convertible debentures in a private placement. As part of the private placement, the Company issued a $2.5 million principal amount debenture on March 25, 1996. In June 1996, the debenture, together with accrued interest thereon, was converted into shares of Common Stock, and warrants to purchase 509,000 shares of Common Stock at an exercise price of $4.00 per share were issued to the holder of the debenture. These warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture was issued and then converted into Series A Convertible Preferred

Stock ("Series A Stock") in October 1996. Each share of Series A Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 and (ii) 85% of the average of the closing bid price of the Common Stock for each the five days prior to conversion (the "Market Price"). As of January 5, 1998, all 2,500 shares of Series A Stock plus accumulated dividends thereon had been converted into 2,676,235 shares of Common Stock. In connection with those conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire at various dates during calendar years 2002 and 2003. In June 1996, the Company issued additional warrants to purchase 500,000 shares of the Company's Common Stock in connection with the conversion of the debenture into Common Stock. These warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of the Company's Common Stock were issued as payment of finder's fees in connection with the issuance of the debentures. These warrants have an exercise price of $3.105 per share and expire in 2003.

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

In January 1997, the Company sold $3.0 million of 9% Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's Common Stock. As of August 1, 1997, all 3,000 shares of Series C Stock plus accumulated dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002.

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

ImmunoGen had agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of July 31, 1997, ATI owed ImmunoGen approximately $14.2 million. This amount was converted into 22,207,966 shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership of ATI from 72% to 95%. In addition, under the terms of a stock purchase agreement entered into between ImmunoGen, ATI, Dana-Farber Cancer Institute and an individual ATI stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require ImmunoGen to purchase (the "put option"), or ImmunoGen could require such stockholders to sell (the "call option"), their shares in ATI at a predetermined price. At the ImmunoGen's discretion, the shares of common stock of ATI can be paid for in cash or by delivery of shares of ImmunoGen Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. The Company elected to issue its Common Stock in lieu of a cash payment and expects to complete the transaction in February 1998, thereby increasing its ownership of ATI from 95% to approximately 96.5%.

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

Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to fund research conducted by the collaboration during a three-year research term. In August 1997, BioChem paid ATI an initial payment of $1.852 million, and in each of October 1997 and January 1998, quarterly payments of $843,000 were made. The balance of $7.587 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. The research agreement may be extended beyond the initial three years, on terms substantially similar to the original, three-year term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on the future worldwide sales of products, if any, resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

As part of the collaboration with ATI, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at Biochem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

In December 1997, the Company entered into an agreement to sell $3.0 million of its Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. The investment will be completed in two installments. As of December 31, 1997, $1.0 million had been received; the remainder is expected to be received in the first quarter of calendar 1998, subject to the terms of the agreement. The preferred stock will be convertible into common stock at the end of a two-year holding period at $1.0625 per share. Under the terms of the agreement, the investor is entitled to receive warrants equal to 100% of the number of shares of Common Stock issuable on conversion of the preferred stock. As of December 31, 1997, warrants to purchase 941,176 shares of Common Stock had been issued. These warrants have an exercise price of $2.125 per share and expire in 2004.

In the period since July 1, 1996, less than $5,000 was expended on property and equipment. No significant amounts are expected to be expended on property and equipment in fiscal 1998.

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

                                 IMMUNOGEN, INC.
                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         On December 1, 1997, December 5, 1997 and January 5, 1998, the Company issued warrants to purchase 136,611 shares, 126,212 shares and 161,457 shares, respectively, of its Common Stock to the holder of its Series A Convertible Preferred Stock (the "Series A Stock") in connection with the conversion of an aggregate of 500 shares of Series A Stock. The Series A Stock provided that if conversion did not occur on or before the eightieth day after its issuance, the investor would receive warrants to purchase shares of the Company's Common Stock equal to 50% of the number of shares issued on each conversion of the Series A Stock. These warrants have an exercise price of $4 per share and are exercisable for five years from the date of issuance.

         All of the warrants issued pursuant to the terms of the Series A Stock were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

         In July 1997, the Company's 95%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000 until and including July 31, 2002 into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On each of October 14, 1997 and January 5, 1998, investments of $843,000 were made in ATI and warrants corresponding to those amounts were issued in connection with such investments.

         On December 9, 1997, the Company filed a Certificate of Vote of Directors Establishing a Series of a Class of Stock designating 2,400 shares of Series E Preferred Stock ("Series E Stock"). On December 10, 1997, 800 shares of Series E Stock were sold to an institutional investor for cash consideration of $1.0 million in a private placement under Regulation D of the Securities Act of 1933, as amended. This sale of Series E Stock was part of an aggregate $3.0 million investment in the Company by the institutional investor. Each share of Series E Stock is convertible at the end of a two-year holding period into a number of shares of Common Stock determined by dividing the stated value of the Series E Stock of $1,250 per share by $1.0625. Under the terms of the agreement, the investor is entitled to receive a number of warrants to purchase the Company's Common Stock equal to 100% of the number of shares of Common Stock into which the Series E Stock can be converted. Consequently, on December 10, 1997, the Company issued warrants to purchase 941,176 shares of Common Stock. These warrants are exercisable at any time only on or after December 10, 1999 until and including December 9, 2004 at an exercise price of $2.125 per share.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held by the Company on November 12, 1997. At the Meeting, the following matters were voted upon:

         The proposal to fix the number of directors at six and to elect six directors to hold office until the next Annual Meeting of Shareholders was approved by the following vote: Mr. Mitchel Sayare, 19,279,991 Shares FOR and 406,903 Shares WITHHELD; Dr. Walter A. Blattler, 19,285,843 Shares FOR and 401,051 Shares WITHHELD; Mr. David W. Carter, 19,248,241 Shares FOR and 438,653 Shares WITHHELD; Mr. Michael R. Eisenson, 19,248,843 Shares FOR and 438,051 Shares WITHHELD; Mr. Stuart
         F. Feiner, 19,272,693 Shares FOR and 414,201 Shares WITHHELD; Mr. Donald E. O'Neill, 19,326,987 Shares FOR and 359,907 Shares WITHHELD.

         The proposal to amend the Company's Restated Stock Option Plan to increase the number of shares reserved for the grants of options from
         2.4 million to 3.525 million shares was approved by the following vote:
         17,897,308 Shares FOR, 1,309,637 Shares AGAINST and 279,418 Shares ABSTAINED.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit

                  4.1      Designation of Series E Preferred Stock

                  10.1 Series E Convertible Preferred Stock Purchase Agreement by and among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997 (a confidential treatment request has been filed with the Commission with respect to this document)

                  10.2 Registration Agreement among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997

                  10.3 Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.

                  10.4 Warrant Certificate Dated December 1, 1997 issued to Capital Ventures International

                  10.5 Warrant Certificate Dated December 5, 1997 issued to Capital Ventures International

                  10.6 Warrant Certificate Dated January 5, 1998 issued to Capital Ventures International

                  10.7 Warrant Certificate Dated October 6, 1997 issued to BioChem Pharma (International) Inc. (previously filed as Exhibit 10.5 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 1997)

                  10.8 Warrant Certificate Dated January 5, 1998 issued to BioChem Pharma Inc.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on December 11, 1997 reporting the filing of a press release on the same date announcing a $3.0 million investment in the Company by Biotechnology Value Fund, L.P. and affiliates.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IMMUNOGEN, INC.




Date: February 13, 1998                       By:  /s/ Mitchel Sayare
                                                  -------------------
                                                  Mitchel Sayare
                                                  Chief Executive Officer
                                                  (principal executive officer)



Date: February 13, 1998                      By:  /s/ Kathleen A. Carroll
                                                  ------------------------
                                                  Kathleen A. Carroll
                                                  Vice President,
                                                  Finance and Administration
                                                  (principal financial officer)

                                 IMMUNOGEN, INC.

                                  EXHIBIT INDEX

         Exhibit

         4.1    Designation of Series E Preferred Stock

        10.1 Series E Convertible Preferred Stock Purchase Agreement by and among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997 (a confidential treatment request has been filed with the Commission with respect to this document)

        10.2 Registration Agreement among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997

        10.3 Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.

        10.4 Warrant Certificate Dated December 1, 1997 issued to Capital Ventures International

        10.5 Warrant Certificate Dated December 5, 1997 issued to Capital Ventures International

        10.6 Warrant Certificate Dated January 5, 1998 issued to Capital Ventures International

        10.8 Warrant Certificate Dated January 5, 1998 issued to BioChem Pharma Inc.

        27      Financial Data Schedule