Form 10-Q
period 1998-03-31
IMMUNOGEN INC
filed 1998-05-14
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                       OR

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

         At May 12, 1998 there were 25,359,750 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 24

                                 IMMUNOGEN, INC.

                                TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1997 and March 31, 1998.......................     3

                  Consolidated Statements of Operations
                  for the three months and nine months ended
                  March 31, 1997 and 1998................................     4
4
                  Consolidated Statements of Stockholders'
                  Equity for the year ended June 30, 1997 and
                  the nine months ended March 31, 1998...................     5

                  Consolidated Statements of Cash Flows
                  for the nine months ended March 31,
                  1997 and 1998..........................................     6

                  Notes to Consolidated Financial Statements.............     7

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........    12

PART II - OTHER INFORMATION

         Item 2   Changes in Securities..................................    20

         Item 6   Exhibits and Reports on Form 8-K.......................    21

Signatures...............................................................    23

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and March 31, 1998

                                                                                              June 30,              March 31,
                                                                                           -------------         --------------

                                                                                                    1997                   1998
-------------------------------------------------------------------------------------------------------------------------------
                ASSETS

Cash and cash equivalents                                                                  $   1,669,050         $   2,270,966
Due from minority interest holder                                                                   --                 843,000
Prepaids and other current assets                                                                578,497               654,405
                                                                                           -------------         -------------

     Total current assets                                                                      2,247,547             3,768,371
                                                                                           -------------         -------------

Property and equipment, net of accumulated
  depreciation                                                                                 2,929,733             2,044,780
Note receivable                                                                                1,128,910               596,474
Other assets                                                                                      43,700                43,700
                                                                                           -------------         -------------

          Total assets                                                                     $   6,349,890         $   6,453,325
                                                                                           =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                 612,559               560,520
Accrued compensation                                                                             248,472               145,502
Other current accrued liabilities                                                                841,238               537,909
Current portion of capital lease obligations                                                      37,068                  --
Current portion of deferred lease                                                                 89,160                52,756
                                                                                           -------------         -------------

     Total current liabilities                                                                 1,828,497             1,296,687
                                                                                           -------------         -------------

Deferred lease                                                                                    59,436                48,364
Minority interest in consolidated subsidiary                                                        --                  26,080

Commitments

Stockholders' equity:
     Preferred stock; $.01 par value; authorized 5,000,000
     shares as of June 30, 1997 and March 31, 1998
       Convertible preferred stock, Series A, $.01 par value; issued
         and outstanding 1,100 as of June 30, 1997                                                    11                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series C, $.01 par value; issued
         and outstanding 700 shares as of June 30, 1997                                                7                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series D, $.01 par value; issued
         and outstanding 1,000 shares as of June 30, 1997                                             10                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series E, $.01 par value; issued and outstanding 1,200
         shares as of March 31, 1998                                                                --                      12

     Common stock, $.01 par value; authorized
         30,000,000 shares and 50,000,000 shares as of June 30, 1997 and March 31, 1998, respectively; issued and outstanding 21,779,767 shares and 25,359,750 shares
         as of June 30, 1997 and March 31, 1998, respectively                                    217,797               253,597
     Additional paid-in capital                                                              144,753,538           151,052,367
                                                                                           -------------         -------------

                                                                                             144,971,363           151,305,976
Accumulated deficit                                                                         (140,509,406)         (146,223,782)
                                                                                           -------------         -------------

  Total stockholders' equity                                                                   4,461,957             5,082,194
                                                                                           -------------         -------------

     Total liabilities and stockholders' equity                                            $   6,349,890         $   6,453,325
                                                                                           =============         =============



    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended March 31, 1997 and 1998

                                                                 Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,

                                                                1997             1998             1997             1998
                                                            ------------     ------------     ------------     ------------
Revenues:
   Development fees                                         $     64,487     $    110,000     $    217,719     $    227,000
   Interest                                                       60,999           76,570          156,302          177,033
   Licensing                                                       4,573              502           11,145            2,041
   Other                                                            --              8,059             --             10,959
                                                            ------------     ------------     ------------     ------------

      Total revenues                                             130,059          195,131          385,166          417,033
                                                            ------------     ------------     ------------     ------------


Expenses:
   Research and development                                    1,842,053        1,395,879        5,819,874        4,298,952
   General and administrative                                    625,997          367,632        1,611,841        1,326,356
   Interest                                                        3,513              666           76,237            3,635
                                                            ------------     ------------     ------------     ------------

      Total expenses                                           2,471,563        1,764,177        7,507,952        5,628,943
                                                            ------------     ------------     ------------     ------------


Loss before income taxes and minority interest                (2,341,504)      (1,569,046)      (7,122,786)      (5,211,910)

Income tax expense                                                   200            1,011              888            2,337
                                                            ------------     ------------     ------------     ------------

Net loss before minority interest                             (2,341,704)      (1,570,057)      (7,123,674)      (5,214,247)
                                                            ------------     ------------     ------------     ------------

Minority interest in net loss of consolidated subsidiary            --             40,463             --            105,350
                                                            ------------     ------------     ------------     ------------

Net loss                                                      (2,341,704)      (1,529,594)      (7,123,674)      (5,108,897)
                                                            ------------     ------------     ------------     ------------

Dividends on convertible preferred stock                       1,829,226          193,599        3,000,985          605,479
                                                            ------------     ------------     ------------     ------------

Net loss to common shareholders                             $ (4,170,930)    $ (1,723,193)    $(10,124,659)    $ (5,714,376)
                                                            ============     ============     ============     ============


Basic and diluted loss per common share                     $      (0.23)    $      (0.07)    $      (0.58)           (0.24)
                                                            ============     ============     ============     ============

Shares used in computing basic and diluted loss
   per share amounts                                          18,068,402       24,938,749       17,309,973       23,826,759
                                                            ============     ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30,1997 and the nine months ended March 31, 1998

                                                                                           Common Stock
                                                                                -----------------------------------
                                                                                                        Additional
                                                                                                         Paid-in
                                                                                  Shares     Amount      Capital
                                                                                ----------  --------  -------------


Balance at June 30, 1996                                                        16,599,855  $165,999  $ 128,525,884
                                                                                ==========  ========  =============

Stock options exercised                                                             54,644       545         87,310
Issuance of Common Stock                                                            41,481       415         69,585
Conversion of Convertible Debentures
     into Common Stock                                                             351,662     3,517      1,315,217
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                             --        --             --
Issuance of Series B Convertible Preferred Stock
Issuance of Series C Convertible Preferred Stock                                      --        --             --
Issuance of Series D Convertible Preferred Stock                                      --        --             --
Conversion of Series A Convertible Preferred Stock into Common Stock             1,328,744    13,287      2,766,405
Conversion of Series B Convertible Preferred Stock into Common Stock             1,384,823    13,848      3,539,221
Conversion of Series C Convertible Preferred Stock into Common Stock             2,018,558    20,186      2,956,928
Compensation for put right                                                            --        --             --
Non-cash dividends on Convertible Preferred Stock                                     --        --             --
Net loss for the year ended June 30, 1997                                             --        --             --
                                                                                ----------  --------  -------------

Balance at June 30, 1997                                                        21,779,767  $217,797  $ 139,260,550
                                                                                ==========  ========  =============

Stock options exercised                                                             54,500       545         48,505
Issuance of Common Stock in exchange for shares of subsidiary                      475,425     4,754         (4,754)
Conversion of Series A Convertible Preferred Stock into Common Stock             1,347,491    13,475      2,209,764
Conversion of Series C Convertible Preferred Stock into Common Stock               701,180     7,012      1,126,815
Conversion of Series D Convertible Preferred Stock into Common Stock             1,001,387    10,014      1,303,287
Issuance of Series E Convertible Preferred Stock, net of financing costs              --        --             --
Issuance of Warrants to purchase Common Stock                                         --        --          580,056
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs        --        --        4,065,023
Non-cash dividends on Convertible Preferred Stock                                     --        --             --
Net loss for the nine months ended March 31, 1998                                     --        --             --
                                                                                ----------  --------  -------------

Balance at March 31, 1998                                                       25,359,750  $253,597  $ 148,589,246
                                                                                ==========  ========  =============

                                                                                                  Preferred Stock
                                                                                      ---------------------------------------
                                                                                                                  Additional
                                                                                                                    Paid-in
                                                                                      Shares        Amount          Capital
                                                                                      ------       --------       -----------
Balance at June 30, 1996                                                                --           $--          $      --
                                                                                      ------         ----         -----------

Stock options exercised                                                                 --            --                 --
Issuance of Common Stock                                                                --            --                 --
Conversion of Convertible Debentures
     into Common Stock                                                                  --            --                 --
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                              2,500           25           4,749,586
Issuance of Series B Convertible Preferred Stock                                       3,000           30           3,486,342
Issuance of Series C Convertible Preferred Stock                                       3,000           30           4,720,003
Issuance of Series D Convertible Preferred Stock                                       1,000           10           1,287,092
Conversion of Series A Convertible Preferred Stock into Common Stock                  (1,400)         (14)         (2,659,763)
Conversion of Series B Convertible Preferred Stock into Common Stock                  (3,000)         (30)         (3,486,342)
Conversion of Series C Convertible Preferred Stock into Common Stock                  (2,300)         (23)         (2,910,669)
Compensation for put right                                                              --            --              306,739
Non-cash dividends on Convertible Preferred Stock                                       --            --                 --
Net loss for the year ended June 30, 1997                                               --            --                 --
                                                                                      ------         ----         -----------

Balance at June 30, 1997                                                               2,800         $ 28         $ 5,492,988
                                                                                      ======         ====         ===========

Stock options exercised                                                                 --            --                 --
Issuance of Common Stock in exchange for shares of subsidiary                           --            --                 --
Conversion of Series A Convertible Preferred Stock into Common Stock                  (1,100)         (11)         (2,089,817)
Conversion of Series C Convertible Preferred Stock into Common Stock                    (700)          (7)         (1,101,334)
Conversion of Series D Convertible Preferred Stock into Common Stock                  (1,000)         (10)         (1,287,092)
Issuance of Series E Convertible Preferred Stock, net of financing costs               1,200           12           1,448,376
Issuance of Warrants to purchase Common Stock                                           --            --                 --
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs          --            --                 --
Non-cash dividends on Convertible Preferred Stock                                       --            --                 --
Net loss for the nine months ended March 31, 1998                                       --            --                 --
                                                                                      ------         ----         -----------

Balance at March 31, 1998                                                              1,200         $ 12         $ 2,463,121
                                                                                      ======         ====         ===========

                                                                                                                Total
                                                                                       Accumulated          Stockholders'
                                                                                         Deficit               Equity
                                                                                      -------------         -----------
Balance at June 30, 1996                                                              $(127,914,500)        $   777,383
                                                                                      -------------         -----------

Stock options exercised                                                                        --                87,855
Issuance of Common Stock                                                                       --                70,000
Conversion of Convertible Debentures
     into Common Stock                                                                         --             1,318,734
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                                      --             4,749,611
Issuance of Series B Convertible Preferred Stock                                               --             3,486,372
Issuance of Series C Convertible Preferred Stock                                               --             4,720,033
Issuance of Series D Convertible Preferred Stock                                               --             1,287,102
Conversion of Series A Convertible Preferred Stock into Common Stock                           --               119,915
Conversion of Series B Convertible Preferred Stock into Common Stock                           --                66,697
Conversion of Series C Convertible Preferred Stock into Common Stock                           --                66,422
Compensation for put right                                                                     --               306,739
Non-cash dividends on Convertible Preferred Stock                                        (3,511,510)         (3,511,510)
Net loss for the year ended June 30, 1997                                                (9,083,396)         (9,083,396)
                                                                                      -------------         -----------

Balance at June 30, 1997                                                              $(140,509,406)        $ 4,461,957
                                                                                      =============         ===========

Stock options exercised                                                                        --                49,050
Issuance of Common Stock in exchange for shares of subsidiary                                  --                  --
Conversion of Series A Convertible Preferred Stock into Common Stock                           --               133,411
Conversion of Series C Convertible Preferred Stock into Common Stock                           --                32,486
Conversion of Series D Convertible Preferred Stock into Common Stock                           --                26,199
Issuance of Series E Convertible Preferred Stock, net of financing costs                       --             1,448,388
Issuance of Warrants to purchase Common Stock                                                  --               580,056
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs                 --             4,065,023
Non-cash dividends on Convertible Preferred Stock                                          (605,479)           (605,479)
Net loss for the nine months ended March 31, 1998                                        (5,108,897)         (5,108,897)
                                                                                      -------------         -----------

Balance at March 31, 1998                                                             $(146,223,782)        $ 5,082,194
                                                                                      =============         ===========


The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended March 31, 1997 and 1998

                                                                                  March 31,
                                                                       -------------------------------
                                                                           1997                1998
                                                                       ------------         ----------
Cash flows from operating activities:
  Net loss                                                             $(10,124,659)       $(5,714,376)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization                                       1,149,737            873,712
      Gain on sale of property and equipment                                   --              (10,959)
      Loss on sale of property and equipment                                  2,934               --
      Other                                                                   5,790               --
      Accretion of interest on note receivable                              (89,014)           (77,564)
      Non-cash dividend on convertible preferred stock                    3,000,985            605,479
      Minority interest in net loss of consolidated subsidiary                 --             (105,350)
      Amortization of deferred lease                                        (44,579)           (47,476)
      Changes in operating assets and liabilities:
        Other current assets                                                  1,740            204,092
        Accounts payable                                                    (25,361)           (52,039)
        Accrued compensation                                                (56,855)          (102,970)
        Other accrued liabilities                                           (95,019)          (136,656)
                                                                       ------------         ----------

      Net cash used for operating activities                             (6,274,301)        (4,564,107)
                                                                       ------------         ----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                               17,183             22,200
  Payment received on note receivable                                          --              330,000
  Purchase of property and equipment                                         (4,458)              --
                                                                       ------------         ----------

      Net cash provided by
      investing activities                                                   12,725            352,200
                                                                       ------------         ----------

Cash flows from financing activities:
  Proceeds from issuance of ATI convertible preferred stock                    --            3,538,000
  Proceeds from convertible preferred stock                               5,990,000          1,500,000
  Stock issuances, net                                                       87,855             49,050
  Principal payments on capital lease obligations                          (105,152)           (37,068)
  Financing costs                                                           (38,488)          (236,159)
                                                                       ------------         ----------

      Net cash provided by
      financing activities                                                5,934,215          4,813,823
                                                                       ------------         ----------

Net change in cash and cash equivalents                                    (327,361)           601,916
                                                                       ------------         ----------

Cash and cash equivalents, beginning balance                              2,796,636          1,669,050
                                                                       ------------         ----------


Cash and cash equivalents, ending balance                              $  2,469,275         $2,270,966
                                                                       ============         ==========



Supplemental disclosure of cash flow information:

  Cash paid for interest                                               $      8,582         $    3,635
                                                                       ============         ==========

  Cash paid for income taxes                                           $      1,197         $    2,279
                                                                       ============         ==========

Supplemental disclosure of non-cash financing activities:

  Conversion of convertible debentures including accrued interest      $  1,318,734         $     --
                                                                       ------------         ----------
  Conversion of convertible debentures to preferred stock              $  2,500,000         $     --
                                                                       ------------         ----------
  Deferred lease of leasehold improvements                             $    215,465         $     --
                                                                       ------------         ----------
  Conversion of Series A Preferred Stock to Common Stock               $       --           $2,089,828
                                                                       ------------         ----------
  Conversion of Series C Preferred Stock to Common Stock               $       --           $1,101,341
                                                                       ------------         ----------
  Conversion of Series D Preferred Stock to Common Stock               $       --           $1,287,102
                                                                       ------------         ----------
  Due from minority interest holder                                    $       --           $  843,000
                                                                       ------------         ----------
  Minority interest                                                    $       --           $  131,430
                                                                       ------------         ----------
  Issuance of Common Stock in exchange for shares of subsidiary        $       --           $  871,930
                                                                       ------------         ----------



    The accompanying notes are an integral part of the financial statements.

                                 IMMUNOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of ImmunoGen, Inc. (the "Company"), which include those of its wholly-owned subsidiary, ImmunoGen Securities Corp., and its 96.5%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"). The financial disclosures herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. From June 30, 1997 to March 31, 1998, the Company raised capital from the following sources: $4.381 million received or receivable by ATI from its collaborator, BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem") (see footnote D); $375,000 received in October 1997 under a $750,000 grant from the Small Business Innovation Research Program of the National Cancer Institute to advance development over a two-year period of the Company's lead product candidate, huC252-DM1; and $1.5 million received from the sale of the Company's Series E Convertible Preferred Stock to an institutional investor in a $3.0 million transaction expected to be completed in one additional installment of $1.5 million on or before July 31, 1998 (see footnote E). The Company's cash resources remaining at March 31, 1998 were approximately $2.3 million, and an additional $843,000 was received in April 1998 by ATI from Biochem. The Company anticipates that these existing capital resources, coupled with the sale of the remaining Series E Stock, will enable the Company to maintain its current and planned operations through at least October 1998. The Company also continues its stringent cost control efforts.

The Company continues actively to seek additional capital by pursuing one or more financing transactions and/or strategic partnering arrangements. While the Company expects to consummate a financing transaction in the near term, no assurance can be given that such financing will be available to the Company on acceptable terms, if at all. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to further curtail or discontinue its operations.

B. In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's 9% Series A Convertible Preferred Stock, with a stated value of $1,000 per share (the "Series A Stock"). Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends at a rate per share equal to 9% per annum in cash or, at the Company's option, in shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of Common Stock determined by dividing the $1,000 stated value per share by the lesser of (i) 85% of the average of the closing bid prices for the Common Stock for the five consecutive trading days prior to the conversion date, and (ii) $2.50 (subject to certain adjustments). In addition, holders of the Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. As of January 5, 1998, all 2,500 shares of Series A Stock and accumulated dividends thereon had been converted into 2,676,235 shares of Common Stock. In connection with those conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire at various dates during 2002 and 2003.

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

In January 1997, the Company sold 3,000 shares of its 9% Series C Convertible Preferred Stock, with a stated value of $1,000 per share ("Series C Stock"), in connection with the October 1996 Private Placement. The Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Common Stock at the time of conversion. As of September 30, 1997, all 3,000 shares of Series C Stock plus accumulated dividends thereon had been converted into 2,719,738 shares of Common Stock. In connection with the issuance of the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were also issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to holders of Common Stock at the time of issuance of the Series C Stock.

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

D. In July 1997, ATI entered into a collaboration with BioChem. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. In August 1997, BioChem paid ATI an initial payment of $1.852 million, and in each of October 1997, January 1998 and April 1998, quarterly payments of $843,000 were made. The balance of $6.744 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. As of March 31, 1998, 4,381 shares of ATI preferred stock were issued or issuable, representing a 5.9% minority interest (on a converted and fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for the quarter reduced ImmunoGen's net loss by $40,463. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which is allocable to the ATI securities, the Company is required to reflect the value of the investment allocable to the ATI securities as a minority interest on its balance sheet. Based on an appraisal by an independent valuation consultant completed in November 1997, approximately 3% of the $4.381 million investment to date, or approximately $131,400, has been allocated to the minority interest in ATI, with the remainder, or approximately $4.25 million, allocated to the Company's equity. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

As part of the collaboration with ATI, BioChem also receives warrants to purchase shares of Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

E. In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its non dividend-bearing Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. The investment will be completed in several installments. As of March 31, 1998, $1.5 million had been received; the remainder is expected to be received on or before July 31, 1998, subject to the terms of the agreement. The Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. Under the terms of the agreement, the investor is entitled to receive warrants equal to 100% of the number of shares of Common Stock issuable on conversion. As of March 31, 1998, warrants to purchase 1,411,764 shares of Common Stock had been issued. These warrants have an exercise price of $2.125 per share and expire in 2004. The value of these warrants, approximately $580,500, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock.

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

G. ATI was established in January 1993 as a joint venture between the Company and Dana-Farber Cancer Institute ("Dana-Farber") to develop therapeutics based on apoptosis technology developed at Dana-Farber. Under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber and an individual stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or the Company could require such stockholders to sell (the "call option"), their shares of ATI common stock at a predetermined price. At the Company's discretion, the shares of common stock of ATI can be paid for by the Company in cash or by delivery of shares of Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, 475,425 shares of Common Stock were issued to the individual stockholder, thereby increasing the Company's ownership of ATI from approximately 95% to approximately 96.5%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 96.5%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer therapeutics based on the regulation of apoptosis. The major sources of the Company's working capital have been the proceeds of equity and convertible debt and equity financings, license fees, government-sponsored research grants and income earned on investment of its available funds. In addition, in July 1997 ATI entered into a research and collaboration agreement with a large biopharmaceutical company which has provided and will continue to provide significant funding for ATI's operations as well as milestone and royalty payments (see LIQUIDITY AND CAPITAL RESOURCES below). Such funding for ATI's operations will initially be for a three-year period. The Company does not expect revenues to be derived from product sales for the foreseeable future.

The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. From June 30, 1997 to March 31, 1998, the Company has raised capital from the following sources: $4.381 million received or receivable by ATI from its collaborator, BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem"); $375,000 received in October 1997 under a $750,000 grant from the Small Business Innovation Research Program of the National Cancer Institute to advance development over a two-year period of the Company's Series E Convertible Preferred Stock to an institutional investor in a $3.0 million transaction expected to be completed in one additional installment of $1.5 million on or before July 31, 1998. The Company's cash resources remaining at March 31, 1998 were approximately $2.3 million, and an $843,000 was received in April 1998 by ATI from BioChem. The Company anticipates that these existing capital resources, coupled with the sale of the remaining Series E Stock, will enable the Company to maintain its current and planned operations through at least October 1998. The Company also continues its stringent cost control efforts begun in December 1994 when it implemented a significant restructuring program.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1997 and 1998

The Company's revenues increased approximately 50% from approximately $130,000 for the three months ended March 31, 1997 to approximately $195,000 for the three months ended March 31, 1998. In both periods, revenues were derived in large part (50% and 56% for the three months ended March 31, 1997 and 1998, respectively) from amounts received under the SBIR program as development revenues, with additional amounts received in the form of interest income (47% and 39% for the three months ended March 31, 1997 and 1998, respectively), as well as licensing fees pursuant to two licensing agreements. Interest income in both periods included interest earned on cash balances available for investment, as well as accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts facility and equipment.

The Company's total expenses decreased approximately 29% from approximately $2.5 million for the three months ended March 31, 1997 to approximately $1.8 million for the three months ended March 31, 1998. Research and development costs constituted the primary component of the Company's total expenses (75% and 79% for the three months ended March 31, 1997 and 1998, respectively), decreasing approximately 24% from approximately $1.8 million for the three months ended March 31, 1997 to approximately $1.4 million for the three months ended March 31, 1998. This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development of its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.

General and administrative expenses decreased approximately 41%, from approximately $626,000 for the three months ended March 31, 1997 to approximately $368,000 for the three months ended March 31, 1998. This decrease is attributable to costs incurred in connection with the Company's financing efforts in the three-month period ended March 31, 1997. No comparable costs are reflected in the three-month period ended March 31, 1998.

Financing activities in both periods included issuances of convertible equity and related common stock purchase warrants. For the three months ended March 31, 1997, dividends totalled approximately $1.8 million, of which approximately 65% represents the value of warrants issued in connection with the January 1997 sale of the Company's Series C Convertible Preferred Stock ("Series C Stock"), and 28% of which represents the value of the assured incremental yield embedded in the conversion terms of the Series C Stock. Dividends for the three months ended March 31, 1998 represent almost entirely the value of warrants issued in connection with the March 1998 sale of the Company's Series E Convertible Preferred Stock ("Series E Stock") in that quarter. All warrants were accounted for as non-cash dividends to holders of the Company's preferred stock.

In connection with the collaboration entered into in July 1997 between ATI and BioChem, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring no less then 15% of the then outstanding ATI common stock. As of March 31, 1998, 4,381 shares of ATI preferred stock were issued or issuable, representing a 5.9% minority interest (on a converted and fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for the quarter reduced the Company's net loss for the quarter by $40,463. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which is allocable to the ATI securities, the Company is required to reflect the value of the investment allocable to the ATI securities as a minority interest on its balance sheet. Based on an appraisal by an independent valuation consultant completed in November 1997, approximately 3% of the $4.381 million investment to date, or approximately $131,400, has been allocated to the minority interest in ATI, with the remainder, or approximately $4.25 million, allocated to ImmunoGen equity.

  Nine Months Ended March 31, 1997 and 1998

The Company's revenues increased approximately 8% from approximately $385,000 for the nine months ended March 31, 1997 to approximately $417,000 for the nine months ended March 31, 1998. In both periods, revenues were derived in large part from amounts received under the SBIR Program as development revenues (57% and 54% for the nine months ended March 31, 1997 and 1998, respectively), and from amounts received in the form of interest income (41% and 42% for the nine months ended March 31, 1997 and 1998, respectively). Interest income in both periods included interest earned on cash balances available for investment, as well as accretion of interest on a note receivable related to the assignment of the Company's leases on its Canton, Massachusetts facility and equipment.

The Company's total expenses decreased approximately 25% from approximately $7.5 million for the nine months ended March 31, 1997 to approximately $5.6 million for the nine months ended March 31, 1998. Research and development costs constituted the primary component of the Company's total expenses (78% and 76% for the nine months ended March 31, 1997 and 1998, respectively), decreasing approximately 26% from approximately $5.8 million in fiscal 1997 to approximately $4.3 million in fiscal 1998). This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development efforts on its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.

General and administrative expenses decreased approximately 18% from approximately $1.6 million for the nine months ended March 31, 1997 to approximately $1.3 million for the nine months ended March 31, 1998. This decrease represents costs incurred in connection with the Company's financing efforts in the first quarter of calendar year 1997 for which there are no comparable costs in calendar year 1998.

Interest expense decreased approximately 95% from approximately $76,200 for the nine months ended March 31, 1997 to approximately $3,600 for the nine months ended March 31, 1998. Both periods include interest costs on the remaining principal balances of the Company's capital lease agreements. The larger costs in fiscal 1997 represent the costs incurred in connection with the issuances of convertible debentures. In fiscal 1998, the Company's financing activities included issuances of convertible equity and related common stock purchase warrants, giving rise to dividends rather than interest costs, as well dividends associated with the October 1996 conversion of a $2.5 million convertible debenture to convertible preferred stock. The dividends accumulated for the nine months ended March 31, 1997, totalling approximately $3.0 million, represent (approximately 60%) the value of warrants issued in connection with the sale of the Company's 9% Series B Convertible Preferred Stock (the "Series B Stock") and 9% Series C Convertible Preferred Stock (the "Series C Stock") in December 1997 and January 1998, respectively, as well as amounts (approximately 32%) which represent the value of the assured incremental yield embedded in the conversion terms of the Series B Stock and Series C Stock issued.

In connection with the collaboration between ATI and Biochem, for the nine months ended March 31, 1998, 4,381 shares of ATI preferred stock were issued or issuable, resulting in a weighted average 4.95% minority interest (on a converted, fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for such nine-month period reduced ImmunoGen's net loss by approximately $105,400.

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1996, the Company has financed its operating deficit of approximately $18.3 million from various sources, including issuances of convertible debt and equity securities, amounts received pursuant to its fiscal 1996 assignment of leases, funds received under research grants and funds received from the exercise of stock options.

In March 1996, the Company issued $5.0 million principal amount convertible debentures in a private placement. As part of the private placement, the Company issued a $2.5 million principal amount debenture on March 25, 1996. In June 1996, the debenture, together with accrued interest thereon, was converted into shares of Common Stock, and warrants to purchase 509,000 shares of Common Stock at an exercise price of $4.00 per share were issued to the holder of the debenture. These warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture was issued and then converted into Series A Convertible Preferred Stock ("Series A Stock") in October 1996. Each share of Series A Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 and (ii) 85% of the average of the closing bid price of the Common Stock for each the five days prior to conversion (the "Market Price"). As of January 5, 1998, all 2,500 shares of Series A Stock plus accumulated dividends thereon had been converted into 2,676,235 shares of Common Stock. In connection with those conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. These warrants have an exercise price of $4 per share and expire at various dates during calendar years 2002 and 2003. In June 1996, the Company issued additional warrants to purchase 500,000 shares of Common Stock in connection with the conversion of the debenture into Common Stock. These warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of Common Stock were issued as payment of finder's fees in connection with the issuance of the debentures. These warrants have an exercise price of $3.105 per share and expire in 2003.

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

In January 1997, the Company sold $3.0 million of 9% Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of Common Stock. As of August 1, 1997, all 3,000 shares of Series C Stock plus accumulated dividends thereon had been converted into 2,719,738 shares of Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002.

In June 1997, the Company sold $1.0 million of 9% Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement. The Series D Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of Common Stock at the time of conversion. As of October 21, 1997, all 1,000 shares of Series D Stock plus accumulated dividends thereon had been converted in 1,001,387 shares of Common Stock. In addition, the investor received warrants to purchase 454,545 shares of Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002.

Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by a combination of cash and 41,481 shares of Common Stock.

The Company had agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of July 31, 1997, ATI owed the Company approximately $14.2 million. This amount was converted into 22,207,966 shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing the Company's majority ownership of ATI from 72% to 95%. In addition, under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber Cancer Institute ("Dana-Farber") and an individual ATI stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or ImmunoGen could require such stockholders to sell (the "call option"), their shares in ATI at a predetermined price. At the Company's discretion, the shares of common stock of ATI can be paid for in cash or by delivery of shares of Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, issued 475,425 shares of the Common Stock to the individual investor, thereby increasing its ownership of ATI from 95% to approximately 96.5%.

In July 1997, ATI entered into a collaboration with BioChem. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas.

Under the agreement, BioChem will invest a total of $11.125 million in non-voting convertible preferred stock of ATI in a series of private placements over a three-year period to fund research conducted by the collaboration during a three-year research term. In August 1997, BioChem paid ATI an initial payment of $1.852 million, and in each of October 1997, January 1998 and April 1998, quarterly payments of $843,000 were made. The balance of $6.744 million will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. The research agreement may be extended beyond the initial three years, on terms substantially similar to the original, three-year term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, ATI will receive royalties on the future worldwide sales of products, if any, resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition with respect to the level of ATI's cash and other resources in addition to the financing.

As part of the collaboration with ATI, BioChem also receives warrants to purchase shares of Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen's Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the Common Stock on the exercise date, subject to certain limitations. The exercise price is payable either in cash or shares of ATI preferred stock, at Biochem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. As of March 31, 1998, $1.5 million had been received; the remainder is expected to be received on or before July 31, 1998, subject to the terms of the agreement. The Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. Under the terms of the agreement, the investor is entitled to receive warrants equal to 100% of the number of shares of Common Stock issuable on conversion of the preferred stock. As of March 31, 1998, warrants to purchase 1,411,764 shares of Common Stock had been issued. These warrants have an exercise price of $2.125 per share and expire in 2004.

In the period since July 1, 1996, less than $5,000 was expended on property and equipment. No significant amounts are expected to be expended on property and equipment in fiscal 1998.

The Company expects that any costs incurred in connection with the year 2000 will be immaterial.

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

                                 IMMUNOGEN, INC.
                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         On January 5, 1998, the Company issued warrants to purchase 161,457 shares of its Common Stock to the holder of its Series A Convertible Preferred Stock (the "Series A Stock") in connection with the conversion of an aggregate of 200 shares of Series A Stock. The Series A Stock provided that if conversion did not occur on or before the eightieth day after its issuance, the investor would receive warrants to purchase shares of Common Stock equal to 50% of the number of shares issued on each conversion of the Series A Stock. These warrants have an exercise price of $4 per share and are exercisable for five years from the date of issuance.

         All of the warrants issued pursuant to the terms of the Series A Stock were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

         In July 1997, the Company's 96.5%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000 until and including July 31, 2002 into a number of shares of Common Stock determined by dividing the amount invested in ATI by the market price of the Common Stock on the exercise date, subject to certain limitations. On each of January 5 and April 2, 1998, investments of $843,000 were made in ATI and warrants corresponding to those amounts were issued in connection with such investments.

         On December 9, 1997, the Company filed a Certificate of Vote of Directors Establishing a Series of a Class of Stock designating 2,400 shares of Series E Preferred Stock ("Series E Stock"). On March 19, 1998, 400 shares of Series E Stock were sold to an institutional investor for cash consideration of $0.5 million in a private placement under Regulation D of the Securities Act of 1933, as amended. This sale of Series E Stock was part of an aggregate $3.0 million investment in the Company by the institutional investor. Each share of Series E Stock is convertible at the end of a two-year holding period into a number of shares of Common Stock determined by dividing the stated value of the Series E Stock of $1,250 per share by $1.0625. Under the terms of the agreement, the investor is entitled to receive a number of warrants to purchase Common Stock equal to 100% of the number of shares of Common Stock into which the Series E Stock can be converted. Consequently, on March 19, 1998, the Company issued warrants to purchase 470,588 shares of Common Stock. These warrants are exercisable at any time only on or after March 19, 2000 (except for a "cashless exercise," which may be exercised on or after March 19, 1998) until and including March 18 2005, at an exercise price of $2.125 per share.

         On March 19, 1998, the Company issued 475,425 shares of Common Stock to an investor in ATI. These shares were issued pursuant to a shareholders' agreement dated January 11, 1998 between certain ATI shareholders, ATI and the Company. Under the terms of the agreement, the investors were granted a put option which allows them to sell their shares of ATI common stock to the Company, at predetermined rates, if ATI had not become public by January 11, 1998. In January 1998, an investor exercised his put option for 500,000 shares of ATI common stock. At the Company's option, shares of Common Stock were issued in lieu of cash in exchange for such shares of ATI common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit

                   10.1             First Amendment to Stock Purchase Agreement by and among
                                    ImmunoGen, Inc., Biotechnology Venture Partners, L.P.,
                                    Biotechnology Value Fund, L.P., Biotechnology Value Fund,
                                    Ltd. and Investment 10, L.L.C. dated March 18, 1998
                                    (a confidential treatment request has been filed with
                                    the Commission with respect to this document)

                  10.2              Form of Warrant Certificate issued by the Registrant to
                                    Biotechnology Venture Partners, L.P., Biotechnology
                                    Value Fund, L.P., Biotechnology Value Fund, Ltd. and
                                    Investment 10, L.L.C. (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

                  10.3              Warrant Certificate Dated January 5, 1998 issued to
                                    Capital Ventures International (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended December 31, 1997)

                  10.4              Form of Warrant Certificate issued to BioChem Pharma Inc.

                  27                Financial Data Schedule


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IMMUNOGEN, INC.




Date:    May 13, 1998                         By:  /s/ Mitchel Sayare
                                                  -------------------
                                                   Mitchel Sayare
                                                   Chief Executive Officer
                                                   (principal executive officer)



Date:    May 13, 1998                         By:  /s/ Kathleen A. Carroll
                                                  ------------------------
                                                   Kathleen A. Carroll
                                                   Vice President,
                                                   Finance and Administration
                                                   (principal financial officer)

                                 IMMUNOGEN, INC.

                                  EXHIBIT INDEX

         Exhibit


         10.1              First Amendment to Stock Purchase Agreement by and among ImmunoGen,
                           Inc., Biotechnology Venture Partners, L.P., Biotechnology Value
                           Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10,
                           L.L.C. dated March 18, 1998 (a confidential treatment
                           request has been filed with the Commission with
                           respect to this document)

         10.2              Form of Warrant Certificate issued by the Registrant to Biotechnology
                           Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology
                           Value Fund, Ltd. and Investment 10, L.L.C. (previously filed as
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended December 31, 1997)

         10.3              Warrant Certificate Dated January 5, 1998  issued to Capital Ventures
                           International (previously filed as Exhibit 10.6 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended December 31, 1997)

         10.4              Form of Warrant Certificate issued to BioChem Pharma Inc.

         27                Financial Data Schedule