Form 10-Q/A
period 1998-03-31
IMMUNOGEN INC
filed 1998-09-29
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and March 31, 1998


                                                                                              June 30,              March 31,
                                                                                           -------------         --------------

                                                                                                    1997                   1998
-------------------------------------------------------------------------------------------------------------------------------
                ASSETS

Cash and cash equivalents                                                                  $   1,669,050         $   2,270,966
Due from related party                                                                              --                 843,000
Prepaids and other current assets                                                                578,497               654,405
                                                                                           -------------         -------------

     Total current assets                                                                      2,247,547             3,768,371
                                                                                           -------------         -------------

Property and equipment, net of accumulated
  depreciation                                                                                 2,929,733             2,044,780
Note receivable                                                                                1,128,910               596,474
Other assets                                                                                      43,700                43,700
                                                                                           -------------         -------------

          Total assets                                                                     $   6,349,890         $   6,453,325
                                                                                           =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                 612,559               560,520
Accrued compensation                                                                             248,472               145,502
Other current accrued liabilities                                                                841,238               537,909
Current portion of capital lease obligations                                                      37,068                  --
Current portion of deferred lease                                                                 89,160                52,756
                                                                                           -------------         -------------

     Total current liabilities                                                                 1,828,497             1,296,687
                                                                                           -------------         -------------

Deferred lease                                                                                    59,436                48,364
Minority interest in consolidated subsidiary                                                        --                  26,080

Commitments

Stockholders' equity:
     Preferred stock; $.01 par value; authorized 5,000,000
     shares as of June 30, 1997 and March 31, 1998
       Convertible preferred stock, Series A, $.01 par value; issued
         and outstanding 1,100 as of June 30, 1997                                                    11                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series C, $.01 par value; issued
         and outstanding 700 shares as of June 30, 1997                                                7                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series D, $.01 par value; issued
         and outstanding 1,000 shares as of June 30, 1997                                             10                  --
         (liquidation preference - stated value plus accrued but unpaid dividends per share)
       Convertible preferred stock, Series E, $.01 par value; issued and outstanding 1,200
         shares as of March 31, 1998                                                                --                      12

     Common stock; $.01 par value; authorized
         30,000,000 shares and 50,000,000 shares as of June 30, 1997 and March 31, 1998, respectively; issued and outstanding 21,779,767 shares and 25,359,750 shares
         as of June 30, 1997 and March 31, 1998, respectively                                    217,797               253,597
     Additional paid-in capital                                                              144,753,538           151,924,297
                                                                                           -------------         -------------

                                                                                             144,971,363           152,177,906
Accumulated deficit                                                                         (140,509,406)         (147,095,712)
                                                                                           -------------         -------------

  Total stockholders' equity                                                                   4,461,957             5,082,194
                                                                                           -------------         -------------

     Total liabilities and stockholders' equity                                            $   6,349,890         $   6,453,325
                                                                                           =============         =============




    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended March 31, 1997 and 1998


                                                                 Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,

                                                                1997             1998             1997             1998
                                                            ------------     ------------     ------------     ------------
Revenues:
   Development fees                                         $     64,487     $    110,000     $    217,719     $    227,000
   Interest                                                       60,999           76,570          156,302          177,033
   Licensing                                                       4,573              502           11,145            2,041
   Other                                                            --              8,059             --             10,959
                                                            ------------     ------------     ------------     ------------

      Total revenues                                             130,059          195,131          385,166          417,033
                                                            ------------     ------------     ------------     ------------


Expenses:
   Research and development                                    1,842,053        1,395,879        5,819,874        4,298,952
   General and administrative                                    625,997          367,632        1,611,841        1,326,356
   Purchase of incomplete research and
    development technology                                          --            871,930             --            871,930
   Interest                                                        3,513              666           76,237            3,635
                                                            ------------     ------------     ------------     ------------

      Total expenses                                           2,471,563        2,636,107        7,507,952        6,500,873
                                                            ------------     ------------     ------------     ------------


Loss before income taxes and minority interest                (2,341,504)      (2,440,976)      (7,122,786)      (6,083,840)

Income tax expense                                                   200            1,011              888            2,337
                                                            ------------     ------------     ------------     ------------

Net loss before minority interest                             (2,341,704)      (2,441,987)      (7,123,674)      (6,086,177)
                                                            ------------     ------------     ------------     ------------

Minority interest in net loss of consolidated subsidiary            --             40,463             --            105,350
                                                            ------------     ------------     ------------     ------------

Net loss                                                      (2,341,704)      (2,401,524)      (7,123,674)      (5,980,827)
                                                            ------------     ------------     ------------     ------------

Dividends on convertible preferred stock                       1,829,226          193,599        3,000,985          605,479
                                                            ------------     ------------     ------------     ------------

Net loss to common shareholders                             $ (4,170,930)    $ (2,595,123)    $(10,124,659)    $ (6,586,306)
                                                            ============     ============     ============     ============


Basic and diluted loss per common share                     $      (0.23)    $      (0.10)    $      (0.58)           (0.28)
                                                            ============     ============     ============     ============

Shares used in computing basic and diluted loss
   per share amounts                                          18,068,402       24,938,749       17,309,973       23,826,759
                                                            ============     ============     ============     ============




    The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30,1997 and the nine months ended March 31, 1998


                                                                                           Common Stock
                                                                                -----------------------------------
                                                                                                        Additional
                                                                                                         Paid-in
                                                                                  Shares     Amount      Capital
                                                                                ----------  --------  -------------


Balance at June 30, 1996                                                        16,599,855  $165,999  $ 128,525,884
                                                                                ==========  ========  =============

Stock options exercised                                                             54,644       545         87,310
Issuance of Common Stock                                                            41,481       415         69,585
Conversion of Convertible Debentures
     into Common Stock                                                             351,662     3,517      1,315,217
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                             --        --             --
Issuance of Series B Convertible Preferred Stock
Issuance of Series C Convertible Preferred Stock                                      --        --             --
Issuance of Series D Convertible Preferred Stock                                      --        --             --
Conversion of Series A Convertible Preferred Stock into Common Stock             1,328,744    13,287      2,766,405
Conversion of Series B Convertible Preferred Stock into Common Stock             1,384,823    13,848      3,539,221
Conversion of Series C Convertible Preferred Stock into Common Stock             2,018,558    20,186      2,956,928
Compensation for put right                                                            --        --             --
Non-cash dividends on Convertible Preferred Stock                                     --        --             --
Net loss for the year ended June 30, 1997                                             --        --             --
                                                                                ----------  --------  -------------

Balance at June 30, 1997                                                        21,779,767  $217,797  $ 139,260,550
                                                                                ==========  ========  =============

Stock options exercised                                                             54,500       545         48,505
Issuance of Common Stock in exchange for shares of subsidiary                      475,425     4,754        867,176
Conversion of Series A Convertible Preferred Stock into Common Stock             1,347,491    13,475      2,209,764
Conversion of Series C Convertible Preferred Stock into Common Stock               701,180     7,012      1,126,815
Conversion of Series D Convertible Preferred Stock into Common Stock             1,001,387    10,014      1,303,287
Issuance of Series E Convertible Preferred Stock, net of financing costs              --        --             --
Value of Common Stock purchase warrants issued                                        --        --          580,056
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs        --        --        4,065,023
Non-cash dividends on Convertible Preferred Stock                                     --        --             --
Net loss for the nine months ended March 31, 1998                                     --        --             --
                                                                                ----------  --------  -------------

Balance at March 31, 1998                                                       25,359,750  $253,597  $ 149,461,176
                                                                                ==========  ========  =============

                                                                                                  Preferred Stock
                                                                                      ---------------------------------------
                                                                                                                  Additional
                                                                                                                    Paid-in
                                                                                      Shares        Amount          Capital
                                                                                      ------       --------       -----------
Balance at June 30, 1996                                                                --           $--          $      --
                                                                                      ------         ----         -----------

Stock options exercised                                                                 --            --                 --
Issuance of Common Stock                                                                --            --                 --
Conversion of Convertible Debentures
     into Common Stock                                                                  --            --                 --
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                              2,500           25           4,749,586
Issuance of Series B Convertible Preferred Stock                                       3,000           30           3,486,342
Issuance of Series C Convertible Preferred Stock                                       3,000           30           4,720,003
Issuance of Series D Convertible Preferred Stock                                       1,000           10           1,287,092
Conversion of Series A Convertible Preferred Stock into Common Stock                  (1,400)         (14)         (2,659,763)
Conversion of Series B Convertible Preferred Stock into Common Stock                  (3,000)         (30)         (3,486,342)
Conversion of Series C Convertible Preferred Stock into Common Stock                  (2,300)         (23)         (2,910,669)
Compensation for put right                                                              --            --              306,739
Non-cash dividends on Convertible Preferred Stock                                       --            --                 --
Net loss for the year ended June 30, 1997                                               --            --                 --
                                                                                      ------         ----         -----------

Balance at June 30, 1997                                                               2,800         $ 28         $ 5,492,988
                                                                                      ======         ====         ===========

Stock options exercised                                                                 --            --                 --
Issuance of Common Stock in exchange for shares of subsidiary                           --            --                 --
Conversion of Series A Convertible Preferred Stock into Common Stock                  (1,100)         (11)         (2,089,817)
Conversion of Series C Convertible Preferred Stock into Common Stock                    (700)          (7)         (1,101,334)
Conversion of Series D Convertible Preferred Stock into Common Stock                  (1,000)         (10)         (1,287,092)
Issuance of Series E Convertible Preferred Stock, net of financing costs               1,200           12           1,448,376
Value of Common Stock purchase warrants issued                                          --            --                 --
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs          --            --                 --
Non-cash dividends on Convertible Preferred Stock                                       --            --                 --
Net loss for the nine months ended March 31, 1998                                       --            --                 --
                                                                                      ------         ----         -----------

Balance at March 31, 1998                                                              1,200         $ 12         $ 2,463,121
                                                                                      ======         ====         ===========

                                                                                                                Total
                                                                                       Accumulated          Stockholders'
                                                                                         Deficit               Equity
                                                                                      -------------         -----------
Balance at June 30, 1996                                                              $(127,914,500)        $   777,383
                                                                                      -------------         -----------

Stock options exercised                                                                        --                87,855
Issuance of Common Stock                                                                       --                70,000
Conversion of Convertible Debentures
     into Common Stock                                                                         --             1,318,734
Exchange of Convertible Debentures for
     Series A Convertible Preferred stock                                                      --             4,749,611
Issuance of Series B Convertible Preferred Stock                                               --             3,486,372
Issuance of Series C Convertible Preferred Stock                                               --             4,720,033
Issuance of Series D Convertible Preferred Stock                                               --             1,287,102
Conversion of Series A Convertible Preferred Stock into Common Stock                           --               119,915
Conversion of Series B Convertible Preferred Stock into Common Stock                           --                66,697
Conversion of Series C Convertible Preferred Stock into Common Stock                           --                66,422
Compensation for put right                                                                     --               306,739
Non-cash dividends on Convertible Preferred Stock                                        (3,511,510)         (3,511,510)
Net loss for the year ended June 30, 1997                                                (9,083,396)         (9,083,396)
                                                                                      -------------         -----------

Balance at June 30, 1997                                                              $(140,509,406)        $ 4,461,957
                                                                                      =============         ===========

Stock options exercised                                                                        --                49,050
Issuance of Common Stock in exchange for shares of subsidiary                                  --               871,930
Conversion of Series A Convertible Preferred Stock into Common Stock                           --               133,411
Conversion of Series C Convertible Preferred Stock into Common Stock                           --                32,486
Conversion of Series D Convertible Preferred Stock into Common Stock                           --                26,199
Issuance of Series E Convertible Preferred Stock, net of financing costs                       --             1,448,388
Value of Common Stock purchase warrants issued                                                 --               580,056
Value ascribed to ImmunoGen Warrants issued to BioChem, net of financing costs                 --             4,065,023
Non-cash dividends on Convertible Preferred Stock                                          (605,479)           (605,479)
Net loss for the nine months ended March 31, 1998                                        (5,980,827)         (5,980,827)
                                                                                      -------------         -----------

Balance at March 31, 1998                                                             $(147,095,712)        $ 5,082,194
                                                                                      =============         ===========



The accompanying notes are an integral part of the financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended March 31, 1997 and 1998


                                                                                  March 31,
                                                                       -------------------------------
                                                                           1997                1998
                                                                       ------------         ----------
Cash flows from operating activities:
  Net loss                                                             $(10,124,659)       $(6,586,306)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization                                       1,149,737            873,712
      Purchase of incomplete research and
        development technology                                                 --              871,930
      Gain on sale of property and equipment                                   --              (10,959)
      Loss on sale of property and equipment                                  2,934               --
      Other                                                                   5,790               --
      Accretion of interest on note receivable                              (89,014)           (77,564)
      Non-cash dividend on convertible preferred stock                    3,000,985            605,479
      Minority interest in net loss of consolidated subsidiary                 --             (105,350)
      Amortization of deferred lease                                        (44,579)           (47,476)
      Changes in operating assets and liabilities:
        Other current assets                                                  1,740            204,092
        Accounts payable                                                    (25,361)           (52,039)
        Accrued compensation                                                (56,855)          (102,970)
        Other accrued liabilities                                           (95,019)          (136,656)
                                                                       ------------         ----------

      Net cash used for operating activities                             (6,274,301)        (4,564,107)
                                                                       ------------         ----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                               17,183             22,200
  Payment received on note receivable                                          --              330,000
  Purchase of property and equipment                                         (4,458)              --
                                                                       ------------         ----------

      Net cash provided by
      investing activities                                                   12,725            352,200
                                                                       ------------         ----------

Cash flows from financing activities:
  Proceeds from issuance of ATI convertible preferred stock                    --            3,538,000
  Proceeds from convertible preferred stock                               5,990,000          1,500,000
  Stock issuances, net                                                       87,855             49,050
  Principal payments on capital lease obligations                          (105,152)           (37,068)
  Financing costs                                                           (38,488)          (236,159)
                                                                       ------------         ----------

      Net cash provided by
      financing activities                                                5,934,215          4,813,823
                                                                       ------------         ----------

Net change in cash and cash equivalents                                    (327,361)           601,916
                                                                       ------------         ----------

Cash and cash equivalents, beginning balance                              2,796,636          1,669,050
                                                                       ------------         ----------

Cash and cash equivalents, ending balance                              $  2,469,275         $2,270,966
                                                                       ============         ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                               $      8,582         $    3,635
                                                                       ============         ==========

  Cash paid for income taxes                                           $      1,197         $    2,279
                                                                       ============         ==========

Supplemental disclosure of non-cash financing activities:

  Conversion of convertible debentures including accrued interest      $  1,318,734         $     --
                                                                       ------------         ----------
  Conversion of convertible debentures to preferred stock              $  2,500,000         $     --
                                                                       ------------         ----------
  Deferred lease of leasehold improvements                             $    215,465         $     --
                                                                       ------------         ----------
  Conversion of Series A Preferred Stock to Common Stock               $       --           $2,089,828
                                                                       ------------         ----------
  Conversion of Series C Preferred Stock to Common Stock               $       --           $1,101,341
                                                                       ------------         ----------
  Conversion of Series D Preferred Stock to Common Stock               $       --           $1,287,102
                                                                       ------------         ----------
  Due from related party for quarterly investment payment              $       --           $  843,000
                                                                       ------------         ----------
  Minority interest                                                    $       --           $  131,430
                                                                       ------------         ----------
  Issuance of Common Stock in exchange for shares of subsidiary        $       --           $  871,930
                                                                       ------------         ----------




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


G. ATI was established in January 1993 as a joint venture between the Company and Dana-Farber Cancer Institute ("Dana-Farber") to develop therapeutics based on apoptosis technology developed at Dana-Farber. Under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber and an individual stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or the Company could require such stockholders to sell (the "call option"), their shares of ATI common stock at a predetermined price. At the Company's discretion, the shares of common stock of ATI can be paid for by the Company in cash or by delivery of shares of Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. The value of the Common Stock issued was determined by the terms of the put option and subject to the closing price of the Common Stock on the date of the exercise of the put option. The Company elected to issue its Common Stock in lieu of a cash payment and, in March, 1998, 475,425 shares of Common Stock were issued to the individual stockholder, thereby increasing the Company's ownership of ATI from approximately 95% to approximately 96.5%. The transaction was accounted for as a step acquisition of a minority interest in a subsidiary. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

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


The Company's total expenses increased approximately 7% from approximately
$2.5 million for the three months ended March 31, 1997 to approximately $2.6 million for the three months ended March 31, 1998. Research and development costs constituted the primary component of the Company's total expenses (75% and 53% for the three months ended March 31, 1997 and 1998, respectively), decreasing approximately 24% from approximately $1.8 million for the three months ended March 31, 1997 to approximately $1.4 million for the three months ended March 31, 1998. This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development of its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.



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


In January 1998, a minority interest holder of ATI common stock exercised a put option which required the Company to issue the equivalent of $871,930 in Common Stock in exchange for the holder's 500,000 shares of ATI common stock. The value of the Common Stock issued was pre-determined by the terms of the put option and subject to the closing price of the Common Stock on the date of the exercise of the put option. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

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

The Company's total expenses decreased approximately 13% from approximately $7.5 million for the nine months ended March 31, 1997 to approximately $6.5 million for the nine months ended March 31, 1998. Research and development costs constituted the primary component of the Company's total expenses (78% and 66% for the nine months ended March 31, 1997 and 1998, respectively), decreasing approximately 26% from approximately $5.8 million in fiscal 1997 to approximately $4.3 million in fiscal 1998). This decrease is attributable to staffing reductions prompted by the Company's decision in early calendar 1997 to discontinue development efforts on its product candidate, Oncolysin B, as well as the Company's continuing cost reduction efforts begun in December 1994.


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


In January 1998, a minority interest holder of ATI common stock exercised a put option which required the Company to issue the equivalent of $871,930 in Common Stock in exchange for the holder's 500,000 shares of ATI common stock. The value of the Common Stock issued was pre-determined by the terms of the put option and subject to the closing price of the Common Stock on the date of the exercise of the put option. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.04) per common share, was charged to operations.



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

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1996, the Company has financed its operating deficit of approximately $19.2 million from various sources, including issuances of convertible debt and equity securities, amounts received pursuant to its fiscal 1996 assignment of leases, funds received under research grants and funds received from the exercise of stock options.

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


The Company had agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of July 31, 1997, ATI owed the Company approximately $14.2 million. This amount was converted into 22,207,966 shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing the Company's majority ownership of ATI from 72% to 95%. In addition, under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber Cancer Institute ("Dana-Farber") and an individual ATI stockholder, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or ImmunoGen could require such stockholders to sell (the "call option"), their shares in ATI at a predetermined price. At the Company's discretion, the shares of common stock of ATI can be paid for in cash or by delivery of shares of Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $.00002 per share, for an aggregate of $871,930. In January 1998, a minority interest holder of ATI common stock exercised a put option which required the Company to issue the equivalent of $871,930 in Common Stock in exchange for the holder's 500,000 shares of ATI common stock. The value of the Common Stock issued was determined by the terms of the put option and subject to the closing price of the Common Stock on the date of the exercise of the put option. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

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



                                              IMMUNOGEN, INC.





Date:   September 25, 1998                    By:  /s/ Mitchel Sayare
                                                  -------------------
                                                   Mitchel Sayare
                                                   Chief Executive Officer
                                                   (principal executive officer)



Date:    September 25, 1998                   By:  /s/ Kathleen A. Carroll
                                                  ------------------------
                                                   Kathleen A. Carroll
                                                   Vice President,
                                                   Finance and Administration
                                                   (principal financial officer)