Form 10-K405
period 1998-06-30
IMMUNOGEN INC
filed 1998-09-29
CIK 855654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE
      ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting and non-voting common equity held by non-affiliates at September 14, 1998: $40,881,913 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 14, 1998: 25,419,552 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") develops pharmaceuticals, primarily for the treatment of cancer. The Company's product candidates are called tumor-activated prodrugs ("TAPs") and are based on its proprietary immunoconjugate technology platform. Unlike conventional chemotherapeutic agents, TAPs are intended to deliver potent chemotherapy specifically to a tumor. Each TAP immunoconjugate comprises a small-molecule drug which has been chemically linked to a monoclonal antibody. The small-molecule drugs are highly potent cell-killing (cytotoxic) agents, while the monoclonal antibodies identify and bind to tumor cells. An important characteristic of TAPs is that they remain inactive and nontoxic until they bind to the surface of a tumor cell, after which their full cytotoxicity is restored.

     Two of the Company's product candidates, huC242-DM1 and huN901-DM1, are in preclinical testing for the treatment of colorectal cancer and small-cell lung cancer, respectively.

     Through its 97-percent-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), the Company develops additional technologies based on the regulation of the biochemical signals which instruct cells to undergo programmed cell death, or apoptosis. ATI directs its research toward identification of lead compounds for the treatment of cancer and viral infections. Disruption of the apoptosis pathway is recognized as an essential element in both cancer and viral infections.

     ATI has identified several key proteins which play a role in the regulation of apoptosis in cancer cells and virus-infected cells. Using this information, ATI has developed proprietary biological model systems, or screens, with which to identify leads for drug development. In August 1997, the Company announced a collaboration between ATI and BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company, for the discovery and development of novel anti-cancer therapeutics using screens developed at ATI. See
"-- Licenses -- Apoptosis Technology, Inc. -- BioChem Pharma Inc."

     TAPs and ATI's drug discovery technologies represent two different approaches to developing new cancer therapeutics. Since combination therapy is prevalent in cancer, the Company expects that drugs developed using ATI's approach may be complementary to the Company's TAPs.

     The Company has a multi-faceted business strategy which includes:

          - Aggressively pursuing a corporate partner to support clinical development and commercialization of its lead product candidate, huC242-DM1;

          - Developing new TAPs in collaboration with other companies. These TAPs would employ ImmunoGen's immunoconjugate technology on a non-exclusive basis with antibodies furnished by other companies;

          - Self-funding the development of some TAPs to build value in advance of licensing product rights; and

          - Leveraging ATI's knowledge of apoptosis into other disease areas beyond cancer.

     See "-- Business Strategy."

     The Company was organized in 1981 as a Massachusetts corporation.

TUMOR-ACTIVATED PRODRUGS (TAPS)

     Despite recent advances in diagnosis and treatment, cures in many forms of cancer continue to be elusive. Surgery may be used to remove primary masses of some solid tumors, but it largely is ineffective once the tumor spreads to other parts of the body (metastatic disease). Treatment with combination chemotherapy and radiation also may not be capable of eradicating disease because of inadequate drug potency at the tumor site, the result of drug doses that must be limited because of side-effects to healthy tissues. These agents attack dividing cells -- not only rapidly dividing cancer cells, but also other dividing cells such as bone marrow and certain epithelial cells (e.g., hair follicles and the gastrointestinal lining). As a further impediment to successful therapy, tumor cells may be genetically predisposed to become resistant to treatment with chemotherapy or radiation, making repeat courses of therapy ineffective.

     Because of toxicities, limited potency and resistance associated with conventional anti-cancer therapies, a significant need still exists for new therapeutic products. One way in which the Company seeks to address this therapeutic void is through applications of its tumor cell-specific TAP immunoconjugate technology for the targeted delivery of highly potent chemotherapeutic drugs to tumor cells. Importantly, because TAPs are inactive until released from the antibody inside the tumor, they are capable of killing tumor cells while sparing normal cells -- even those in close association with a tumor.

     Each of the Company's TAPs consists of a monoclonal antibody coupled to a small-molecule agent (an effector molecule) with a high degree of cell-killing potential. A monoclonal antibody is a protein which detects and binds to a specific antigen, or marker. Since cancer cells may have unique antigens on their surface, an antibody with the correct specificity for those cells may be used as a targeting agent. Importantly, some of these markers are found on several types of tumors. A TAP which uses an antibody that targets such markers therefore may be used in the treatment of different types of tumors.

     ImmunoGen has identified monoclonal antibodies which it believes possess the requisite characteristics for use in TAPs: two of these, C242 and N901, are used in ImmunoGen's TAP product candidates currently in development for the treatment of colorectal cancer and small-cell lung cancer, respectively. In the past year, the Company has performed laboratory experiments using the C242 antibody which suggest that it may also be useful to target pancreatic tumors and non small-cell tumors of the lung.

     The Company believes the following attributes distinguish its TAP immunoconjugates as anti-cancer agents with great potential:

          - Targeting, which directs the cell killing potential of TAPs specifically to the tumor;

          - A stable linkage and release mechanism, allowing the high potency of the effector molecule to be released after binding to the tumor;

          - A high degree of cell-killing at the tumor site; and

          - A tolerable side-effect profile and, consequently, a minimal disturbance of patients' quality of life during treatment.

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

     The first compound, DM1, is a potent inhibitor of cell division. It is derived from maytansine, a natural product. ImmunoGen has incorporated DM1 into TAPs for the treatment of colorectal cancer and small-cell lung cancer. The Company has obtained an exclusive license for use of maytansinoids in conjugated form and has received two United States patents covering the use in conjugated form of small-drug immunoconjugates derived from maytansine. See "-- Licenses -- ImmunoGen, Inc. -- Takeda Chemical Industries Ltd" and "-- Patents, Trademarks and Trade Secrets."

     The second small-drug compound, DC1, is one of a class of agents called DNA groove-binding compounds. After binding to DNA, these agents remain strongly fixed to it, thereby interfering with cellular function and inducing the death of cells. In April 1998, the Company received a Notice of Allowance of its third United States patent covering the use of DC1 in immunoconjugates. See "-- Patents, Trademarks and Trade Secrets."

     Because different tumor types possess different biological characteristics, DM1-based TAPs may be more effective against some tumor types, while DC1-based TAPs may be more effective against other tumor types. To be able to treat a broad range of cancers effectively, the Company develops both classes of small molecules.

     Based on its in vitro and animal studies, the Company believes that TAPs containing either DM1 or DC1 will be more effective than current anti-cancer drugs at killing tumor cells. This high degree of killing power is important in shrinking large tumor masses. In animal studies of immunodeficient mice given human tumors, the Company's TAPs have shown therapeutic efficacy and complete cures at doses with no observable toxicity.

     Antibody Humanization: Humanized antibodies are essential components of ImmunoGen's TAPs. These antibodies, originally derived from mice, have been engineered to appear human to the immune system. In this way, they are not treated as foreign substances and removed from circulation, which may occur over time with native antibodies of nonhuman origin. Humanized antibodies therefore are expected to be nonimmunogenic to patients, an essential characteristic for long-term administration and repeated dosing.

     The Company, in conjunction with researchers at the University of Bath in the United Kingdom, has developed a proprietary method, called resurfacing, which it uses to humanize the monoclonal antibodies in its immunoconjugates. The Company believes it has successfully humanized several monoclonal antibodies using resurfacing, including C242 and N901.

TAP PRODUCTS

     huC242-DM1. ImmunoGen uses an antibody, C242, which the Company believes possesses the requisite specificity for a targeting agent in a TAP: the antibody binds to all, and binds strongly to approximately 70%, of colorectal cancers and has minimal cross-reactivity with normal human tissues. In addition, laboratory tests indicate that the marker targeted by C242 is found on pancreatic tumors and non small-cell lung tumors.

     According to estimates of the American Cancer Society ("ACS"), there will be 131,600 new cases of colorectal cancer in the United States in 1998, and 56,500 deaths from the disease. The ACS also estimates that there will be 29,000 new cases of pancreatic cancer and 28,900 deaths, as well as 171,500 new cases and 160,100 deaths from lung cancer.

     The Company has linked the humanized version of C242 ("huC242") to the small-molecule drug, DM1. Because DM1 is a small-molecule, nonprotein drug, huC242-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy. HuC242-DM1 therefore may be a suitable agent for substantially shrinking or eliminating large tumor masses, either used alone or in combination with other chemotherapeutics. In July 1998, the Company executed an agreement to license use of C242 in maytansinoid products for the treatment of cancer from its discoverer, Pharmacia & Upjohn AB. See "-- Licenses -- ImmunoGen, Inc. -- Pharmacia & Upjohn AB."

     In March 1998, the Company presented the results of preclinical studies of this product at the American Association of Cancer Research annual meeting. Studies in mice and monkeys demonstrated that the drug is stable and well tolerated at high concentrations and does not cross-react with normal tissues. New studies also showed that the drug is effective in treating mice given human pancreatic tumors. Studies reported in August 1996 had previously shown that the drug completely eradicated large, established human colon tumors in mice at doses well below those which produce toxic side effects, curing the animals.

     Upon completion of final preclinical toxicology studies, the Company expects to begin clinical studies of huC242-DM1. Under the Company's current timelines, the first such human trial, in colorectal cancer, could begin as early as the second quarter of calendar year 1999. The Company is seeking to obtain additional funding to complete clinical development of this product. The Company is currently in discussions with a major pharmaceutical company.

     The preclinical testing of this product has been supported in part by the National Cancer Institute ("NCI") of the National Institutes of Health. In August 1997, the Company announced receipt of a $750,000 Phase II Small Business Innovation Research grant from NCI to support preclinical research and development of huC242-DM1, including final product formulation in advance of the start of human clinical studies. The award is for $375,000 annually for two years retroactive to April 1, 1997.

     huN901-DM1. This product consists of the humanized version of the antibody, N901, conjugated to DM1. N901 binds to CD56, an antigen found on the surface of small-cell lung cancer cells. This antibody also has been humanized successfully. The Company has established cell lines that express humanized N901 at sufficiently high levels to be suitable for scale up. As with huC242-DM1, huN901-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy.

     Of the 171,500 new cases of lung cancer estimated by ACS for 1998, approximately 25-30 percent are expected to be small-cell lung cancer.

     The Company expects to test the ability of huN901-DM1 to substantially reduce or eliminate small-cell lung tumors. The Company may seek additional funding to complete preclinical and clinical development of this product. Alternatively, if the Company is successful in completing a licensing agreement for huC242-DM1, the Company may choose to self-fund development of huN901-DM1 up to and including early clinical trials. See "-- Business Strategy."

APOPTOSIS TECHNOLOGY

     Recent research has shown that human cells have an intrinsic "suicide program" called apoptosis, one function of which is to destroy certain cells in order to protect the body against disease. Defects in this program may allow cancer cells to survive and proliferate or viruses to reproduce and spread. Inappropriate regulation of apoptosis also has emerged as a key factor in immunological, neurodegenerative, cardiovascular and other diseases. Based on the belief that regulation of the biochemical pathways leading to apoptosis offers a promising, novel approach to the treatment of disease, the Company established ATI as a majority-owned subsidiary to pursue development of therapeutics for the regulation of apoptosis.

     ATI's drug discovery approach is "gene-based"; namely, it is predicated on the identification and understanding of the role specific genes play in the biochemical pathways regulating apoptosis. A gene-based approach has particular appeal in cancer and viral infections because inhibition of the apoptotic program is recognized as an essential element of these diseases. ATI focuses its research in these two areas. ATI has identified several key proteins which regulate apoptosis in cancer cells and viruses. Using these proteins, ATI has developed proprietary screens with which to identify leads for drug development.

     In August 1997, the Company announced a collaboration between ATI and BioChem for the discovery and development of novel anti-cancer therapeutics based on the use of ATI's proprietary screens for the identification of products which regulate the activity of "anti-death" genes and cellular survival factors. In accordance with the collaborative research plan, during 1998, ATI delivered the first two screens to BioChem.

REGULATION OF APOPTOSIS AND CANCER

     In normal, healthy tissue, cell proliferation and cell death are intimately linked, providing an efficient means for organisms to control unwanted or excess cellular proliferation. Cancer cells have accumulated mutations, however, that circumvent the normal regulation of proliferation and cell death through apoptosis, leading to excess and uncontrolled cell growth. Tumor cells escape apoptosis through the active suppression, or blockage, of stimuli which otherwise would directly induce cell death. The restoration of apoptosis in these cells by interference with such blockage of the cell-death pathway therefore constitutes a promising, gene-based approach to the eradication of cancer.

     It is now well accepted within the scientific community that there are two key, distinct mechanisms that block apoptosis in cancer cells: (i) the activation of "anti-death" genes; and (ii) the regulation of cellular survival factors. Some types of cancer cells may survive due to the activation of anti-death genes while others may survive due to the activation of specific survival signals.

     Activation of "anti-death" genes. Bcl-2, the product of one of these anti-death genes, is a member of a family of proteins that has been shown to regulate apoptosis. Some of these proteins actively suppress apoptosis while others trigger it. Interactions between those members of the Bcl-2 family which promote apoptosis, and those which suppress it, regulate the cell-death program. The Bcl-2 protein has been shown to block apoptosis in tumors and also to make tumors resistant to chemotherapy. ATI believes that inhibition of the function of Bcl-2 and other Bcl-2 family cell-death suppressors may restore the susceptibility of a tumor cell to apoptosis and provide an innovative approach to the development of anti-cancer therapeutics.

     ATI has collaborated in this area with researchers at the Medical Center of St. Louis University ("SLU"). In March 1998, ATI licensed rights to certain SLU inventions relating to methods and use of Bcl-2 in modulating apoptosis. See
"-- Licenses -- Apoptosis Technology, Inc. -- St. Louis University."

     ATI has discovered and characterized several proteins of the Bcl-2 family that are potent promoters of cell death, but whose function in tumor cells is disrupted by cell-death suppressors such as Bcl-2. The first of these proteins is the Bak protein. Laboratory experiments have shown that expression of Bak induces rapid and extensive apoptosis, raising the possibility that it is directly involved in triggering the cell-death program. ATI received a United States patent, No. 5,672,686, in September 1997 claiming antibodies which bind to the Bak protein; it also has filed an additional United States patent application claiming methods and use of Bak. See "-- Patents, Trademarks and Trade Secrets."

     ATI and collaborators have discovered two other promoters of cell death, Bik and Bbk. In April 1998, ATI received a Notice of Allowance of a United States patent claiming composition of matter of Bbk; it also has filed separate United States patent applications claiming methods and use of Bbk and Bik.

     Importantly, ATI scientists also have identified BH3, a domain present in all three of these promoters of cell death, as well as in other proteins of the Bcl-2 family. ATI believes that BH3, also known as the GD domain, is sufficient for the triggering of cell death. ATI believes that the reason apoptosis is blocked in tumor cells is due to the binding of Bcl-2-related cell-death suppressors to BH3. Identification of the BH3 domain therefore gives ATI molecular information with which it can design screens for drugs which counteract the influence of Bcl-2 and related suppressors of cell death, thereby restoring apoptosis in tumor cells. In August 1997, ATI was awarded a United States patent, No. 5,656,725, claiming composition of matter of the GD (BH3) domain. In May 1998, ATI received a Notice of Allowance of a second United States patent claiming composition of matter of the GD (BH3) domain; it also has filed an additional United States patent application claiming methods and use of BH3. BH3 is the first molecular target for which ATI has developed a screen. ATI has delivered the screen to BioChem as part of their collaboration.

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

     ATI also collaborates in this area with researchers at Thomas Jefferson University ("TJU"), Philadelphia, Pennsylvania, who have shown that IGF-1R is required for cells to become cancerous and that blocking IGF-1R expression can trigger apoptosis. Through the collaboration, ATI has identified a domain on IGF-1R which is essential for the transmission of the survival signal, thereby providing a molecular target for drug design. In December 1997, ATI licensed exclusive, worldwide rights from TJU to inventions relating to use of unique domains on IGF-1R in modulating apoptosis. See " -- Licenses -- Apoptosis Technology, Inc. -- Thomas Jefferson University." IGF-1R is the second molecular target for which ATI has developed a screen. ATI has delivered the screen to BioChem as part of their collaboration.

REGULATION OF APOPTOSIS AND VIRAL DISEASE

     Viral disease starts with viral infection, which at the cellular level involves the binding of virus to host cells, viral entry into those cells and the ultimate commandeering of the host cells' synthetic machinery, which leads to the generation of new virus particles. It is now generally recognized within the scientific community that host cells often use their ability to undergo apoptosis as an effective means of stopping virus propagation: in many viruses, genes have evolved whose action is to block apoptosis in the host cell and so permit virus production. In vitro experiments with several viruses have demonstrated that suppression of their anti-apoptotic mechanisms may effectively limit viral infection.

     ATI is focusing on the identification of the anti-apoptotic genes of human cytomegalovirus ("CMV"), a herpes virus which often infects immunocompromised individuals, such as those afflicted with AIDS or following organ transplantation, and which is life threatening. ATI is developing screens based on anti-apoptotic CMV genes which it believes will permit the identification of compounds effective against the propagation of CMV. In 1998, ATI filed a United States patent application covering this technology.

BUSINESS STRATEGY

     ImmunoGen's objective is to be a leader in the development of novel pharmaceuticals for the treatment of cancer and other human diseases. The Company has developed a multi-faceted business strategy to fund development of its products:

          - ImmunoGen is completing preclinical development of huC242-DM1. The Company expects to seek permission from the United States Food and Drug Administration ("FDA") to begin human clinical trials of the drug as early as the second quarter of calendar year 1999. The Company is aggressively pursuing a corporate partner to support clinical development and commercialization of huC242-DM1 and, to that end, is currently in discussions with a major pharmaceutical company.

          - The Company will seek to broaden the value of its technology by developing new TAPs in collaboration with other companies. These TAPs would employ ImmunoGen's immunoconjugate technology on a non-exclusive basis with antibodies furnished by other companies.

          - The Company expects to apply some of the funds received from commercial collaborations to the development of other TAP product candidates. If sufficient funds are available, the Company may elect to self-fund development of TAPs through early human studies to build value in advance of entering into a licensing agreement for final clinical development and product commercialization.

          - ATI will continue to leverage its existing knowledge in the field of apoptosis. Having completed a licensing arrangement with BioChem for use of its screens in cancer, the Company will continue to seek additional pharmaceutical partners which will use ATI's screens against their libraries of existing drugs in other disease areas.

LICENSES

     The Company and ATI each have entered into license agreements with third parties in order to acquire rights to materials and techniques which strengthen their technology base, usually in exchange for a royalty on sales of products which incorporate such materials and techniques. The principal licenses are listed below:

LICENSES -- IMMUNOGEN, INC.

     PHARMACIA & UPJOHN AB. In July 1998, the Company executed an agreement with Pharmacia & Upjohn AB under which the Company received rights to commercialize maytansinoid products which incorporate the C242 antibody for the treatment of cancer, in exchange for a royalty on product sales and other payments.

     OXFORD MOLECULAR LTD. In March 1995, the Company entered into an agreement with Oxford Molecular Ltd ("OML") under which the two companies cross-licensed technology for the design of monoclonal antibodies. Under the agreement, the Company receives access to OML's molecular modeling software in exchange for granting OML the right to use the Company's proprietary resurfacing technology in the humanization of monoclonal antibodies outside of the field of oncology and case-by-case rights within oncology areas not under development at the Company. OML also will pay the Company a percentage of the gross revenues it derives from the use of resurfacing.

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

     DANA-FARBER CANCER INSTITUTE. Under a Research and License Agreement with the Dana-Farber Cancer Institute ("Dana-Farber"), entered into in May 1981, the Company has provided funds for research projects conducted by Dana-Farber involving the development of monoclonal antibodies, toxins and drugs for conjugation and use as cancer therapeutics. Dana-Farber retains ownership of the technology developed through such research and has granted the Company a worldwide exclusive license to use such technology in the Company's products, including the right to sublicense to others. In return for these rights, the Company agreed to pay Dana-Farber royalties on product sales by ImmunoGen and its sublicensees.

     The Company has no funding obligations to Dana-Farber except for payment of royalties on future sales of products which incorporate Dana-Farber technology. The N901 antibody, used in one of the Company's products currently under development, in part derives from Dana-Farber technology which has been licensed to the Company under this agreement.

LICENSES -- APOPTOSIS TECHNOLOGY, INC.

     ST. LOUIS UNIVERSITY. In March 1998, ATI licensed rights to inventions relating to methods and use of Bcl-2 in modulating apoptosis from SLU. ATI receives exclusive, worldwide rights to SLU's allowed United States patent claiming an antiproliferation domain of Bcl-2 and certain other Bcl-2-related inventions claimed in SLU's patent applications, in exchange for license fees and a royalty on product sales.

     THOMAS JEFFERSON UNIVERSITY. In December 1997, ATI licensed rights to inventions relating to methods and use of IGF-1R in modulating apoptosis from TJU. ATI receives exclusive, worldwide rights to the inventions claimed in TJU's patent applications, filed in the United States and elsewhere, in exchange for license fees and a royalty on product sales.

     BIOCHEM PHARMA INC. In July 1997, ATI and BioChem entered into a three-year research collaboration arrangement and a licensing agreement under which ATI grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on the Bcl-2 family of proteins and IGF-1R for use in identifying leads for drug development. The collaboration also covers the identification of novel targets and the development of new screens in the two areas.

     Under the collaboration, BioChem has committed to invest up to $11.125 million in ATI through a series of private placements over a three-year period to fund research conducted by ATI with respect to the collaboration during that period. In consideration for its investment, BioChem receives convertible preferred stock in ATI and warrants to purchase shares of ImmunoGen's Common Stock equal to the amount invested in ATI during the three-year research term. The research agreement also may be extended beyond that time under conditions substantially similar to the original three-year term. BioChem will also make milestone payments of up to $15 million for each product resulting from the research collaboration over the course of its development. In addition, ATI will receive royalties on the sale of products resulting from the collaboration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     In June 1996, ATI made its final payment under the license agreement. There are no further funding obligations to Dana-Farber except for payment of royalties on future sales of products which incorporate Dana-Farber technology.

PATENTS, TRADEMARKS AND TRADE SECRETS

     ImmunoGen and ATI seek patent protection for their proprietary technologies and products both in the United States and abroad. Among them, the Company has received:

          - Two United States patents and one European patent claiming the use of maytansinoids in conjugated form as an invention;

          - Two United States patents and a Notice of Allowance of a third United States patent claiming use of DC1 and its analogs in immunoconjugates; and

          - One United States patent claiming methods and use of its resurfacing technology.

     ATI has received:

          - A United States patent claiming antibodies which bind to the apoptosis-related protein, Bcl-Y (also referred to as Bak);

          - A United States patent and a Notice of Allowance of a second United States patent claiming composition of matter of the GD (BH3) domain;

          - A Notice of Allowance of a United States patent claiming the anti-proliferation domain of Bcl-2;

          - A Notice of Allowance of a United States patent claiming composition of matter of the apoptosis-related protein, Bbk; and

          - A Notice of Allowance of a United States patent claiming the apoptosis gene, EI24.

     In addition, several patents have been issued to Dana-Farber in the United States covering immunoconjugate technology and apoptosis-related technology, exclusively licensed by ImmunoGen and ATI, respectively, from Dana-Farber.

     Additional patent applications covering proprietary small-drug derivatives, immunoconjugates, apoptosis technology and use of certain of these products and inventions for indicated diseases have been submitted in the United States, Canada, Europe and Japan and are pending or awaiting examination. Work leading to other patent applications is being performed by Company employees. In all such cases, the Company or ATI will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. No assurance can be given, however, that the patent applications will issue as patents or that any patents, if issued, will provide ImmunoGen or ATI, as the case may be, with adequate protection against competitors with respect to the covered products, technologies or processes.

     Many of the processes and much of the know-how of importance to the Company's and ATI's technologies are dependent upon the skills, knowledge and experience of certain of their key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect their rights in these areas, the Company and ATI require all employees and their consultants, advisors and collaborators to enter into confidentiality agreements with ImmunoGen or ATI, as the case may be. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's or ATI's respective trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company or ATI may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's or ATI's respective trade secrets, know-how or other proprietary information.

COMPETITION

     The areas of product development on which the Company has focused are highly competitive. ImmunoGen's competitors include:

        - Major pharmaceutical and chemical companies;

        - Specialized biotechnology firms; and

        - Universities and research institutions.

     Many of the above companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources than the Company. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company.

     Competitive factors within the cancer therapeutic market include:

        - The safety and efficacy of products;

        - The timing of regulatory approval and commercial introduction;

        - Special regulatory designation of products, such as Orphan Drug status; and

        - The effectiveness of marketing and sales efforts.

     The Company's competitive position also depends on its ability to develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure sufficient capital resources.

     Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies may result in the identification of new compounds which may compete with the Company's product candidates. In addition, two monoclonal antibodies recently have been approved for use as cancer therapeutics. Although neither of these antibodies was approved for the same indications as the Company's current product candidates, other monoclonal antibodies may compete with the Company's product candidates.

     Because of the prevalence of combination therapy in cancer and the variety of genes and targets implicated in cancer progression, the Company believes that products resulting from applications of new technologies may be complementary to the Company's products. Such new technologies include, but are not limited to;

        - The use of genomics technology to identify new gene-based targets for the development of anti-cancer drugs;

        - The use of high-throughput screening to identify and optimize lead compounds; and

        - The use of gene therapy to deliver genes to regulate gene function.

     The technology of ATI is also technology which has many competitors. Over the past several years, many companies and research institutions, including academic laboratories, biotechnology companies and large pharmaceutical firms, have dedicated resources to apoptosis research and the understanding of the genetic basis of certain diseases, including cancer. ATI is expected to face competition from other biotechnological approaches as well as more traditional, drug-based approaches to cancer and viral diseases. ATI will experience competition from fully integrated pharmaceutical companies with expertise in research and development, manufacturing and product commercialization. Such companies have greater resources in these areas than ATI. The Company also is aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY ISSUES

     ImmunoGen's products are regulated in the United States by the FDA in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. Parenteral monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within the FDA, while new chemical entities are regulated under the FDA Center for Drug Evaluation and Research ("CDER"). The Company expects that its huC242-DM1 product candidate and its other TAPs will be reviewed by CDER.

     The steps required before a pharmaceutical agent may be marketed in the United States include: (a) preclinical laboratory, in vivo, and formulation studies; (b) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (d) the submission of a New Drug Application ("NDA") to the FDA; and (e) FDA approval of the NDA, including approval of all product labeling and advertising.

     Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's Good Manufacturing Practices ("GMP"). In complying with GMP, manufacturers must expend funds, time and effort in the areas of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approval, withdrawal of the product from the market, product recalls, fines, injunctions, and criminal prosecution.

     The regulatory issues that have potential impact on the future marketing of ImmunoGen products are summarized in the following paragraphs:

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

     The Company intends to conduct clinical trials following regulations not only of the FDA, but in accordance with guidelines established by the International Committee on Harmonization ("ICH guidelines"). Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Regulatory approval in Europe is obtained through the Medicines Control Agency, but regulations governing pharmaceutical sales may vary from country to country. The Company intends to rely on foreign licensees to obtain regulatory approvals to market ImmunoGen products in foreign countries.

     Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors including, but not limited to, the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

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

     New Drugs for Serious or Life-Threatening Illnesses: The recently enacted FDA Modernization Act allows the designation of "Fast Track" status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. "Fast Track" procedures permit early consultation and commitment from the FDA regarding preclinical and clinical studies necessary to gain marketing approval. ImmunoGen's products should be qualified for "Fast Track" status.

     "Fast Track" status also incorporates initiatives announced by the President and the FDA Commissioner in March 1996, intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anti-cancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism would be required to follow-up with further studies on clinical safety and effectiveness in larger groups of patients.

RESEARCH AND DEVELOPMENT SPENDING

     During each of the three years ended June 30, 1996, 1997 and 1998, the Company spent approximately $9.6 million, $7.4 million and $5.7 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

     As of June 30, 1998, the Company had 55 full-time employees, of whom 14 hold Ph.D. degrees. The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARD

  Apoptosis Technology, Inc.

     Walter A. Blattler, Ph.D., Vice President, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Executive Vice President, Science and Technology.

     Gerard Evan, Ph.D., Royal Society Napier Research Professor, Department of Biochemistry, University College, London, and Principal Scientist and Head of Biochemistry of the Cell Nucleus Laboratory, Imperial Cancer Research Fund, London. Dr. Evan is an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

     Elliott D. Kieff, M.D., Ph.D., Professor of Medicine and Professor of Microbiology and Molecular Genetics, Harvard University Medical School; Director of Infectious Diseases, Brigham & Women's Hospital; member of the National Academy of Sciences; Chairman of Virology at Harvard University and an authority on herpes viruses.

     Stuart F. Schlossman, M.D., Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology, Dana-Farber Cancer Institute.

     ImmunoGen, Inc. does not currently have a Scientific Advisory Board.

ITEM 2.  PROPERTIES

     ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, of which one facility, or 37,700 square feet, has been subleased by the Company. The Company also leases 27,500 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot manufacturing facility as well as its corporate offices. The Company had also leased 47,000 square feet of space in Canton, Massachusetts, until January 1, 1996, when it assigned the lease on that facility to another biotechnology company. The Company believes that the manufacturing portion of the Norwood facility, although not yet inspected by the FDA, complies with all applicable FDA Good Manufacturing Practice regulations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

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

                                                              HIGH      LOW
                                                              ----      ---
Fiscal Year 1998
  First Quarter.............................................   1 13/16   1 5/32
  Second Quarter............................................   1 1/2      23/32
  Third Quarter.............................................   2 5/8      27/32
  Fourth Quarter............................................   2 15/32   1 5/16
Fiscal Year 1997
  First Quarter.............................................   5 7/8     2 7/8
  Second Quarter............................................   4         2 3/16
  Third Quarter.............................................   3 3/4     1 1/4
  Fourth Quarter............................................   2         1 3/16

     As of August 26, 1998, there were approximately 827 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 15,000 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

     On July 13, 1998, the Company sold 1,200 shares of its Series E Convertible Preferred Stock (the "Series E Stock") for an aggregate $1.5 million. Proceeds are to be used to fund working capital. The sale represented the final installment under a December 1997 agreement, as amended in March of 1998, to sell $3.0 million to an institutional investor in accordance with Regulation D, as promulgated by the Securities Act of 1933, as amended. Consistent with the prior issuances under the agreement, the Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. As part of the agreement, on July 13, 1998, the investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants, which become exercisable at the end of a two-year holding period subject to certain provisions, have an exercise price of $2.125 per share and expire in 2005. The value of these warrants, approximately $918,000, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock in the first quarter of fiscal 1999. No underwriter was involved in this transaction.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

                                                     YEAR ENDED JUNE 30,
                            ----------------------------------------------------------------------
                               1994           1995           1996           1997          1998
                            -----------    -----------    -----------    -----------   -----------
                                  IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING
Total revenues............  $       926    $       512    $       568    $       630   $       586
Total expenses............       24,606         20,363         19,490          9,711         8,354
Net loss to common
  stockholders............      (23,690)       (19,857)       (18,923)       (12,595)       (8,216)
Basic and diluted loss per
  common share............        (2.09)         (1.58)         (1.32)         (0.70)        (0.34)
Total assets..............       38,384         17,046          8,506          6,350         5,877
Capital lease obligations,
  less current portion....        3,519          2,456          5,788             59            35
Stockholders' equity......       29,960         10,123            777          4,462         4,311
Weighted average common
  shares outstanding......   11,332,194     12,571,134     14,379,064     17,930,164    24,210,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company has been primarily engaged in research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 97%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer and anti-viral therapeutics based upon regulation of programmed cell death, or apoptosis. Since July 1, 1997, the major sources of the Company's working capital have been the proceeds of convertible equity financing, federally-sponsored development grants, income earned on invested funds and, to a lesser extent, licensing fees. Moreover, in July 1997, ATI began a three-year research and development collaboration with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. This collaboration has provided and will continue to provide significant funding for ATI's operations. Further, the collaboration also provides for significant milestone and royalty payments for any developed products. (see Liquidity and Capital Resources below). Such funding for ATI's operations will initially continue through July 2001.

     No revenues are expected to be derived from product sales within the foreseeable future. The Company has been unprofitable since inception and expects to incur net losses over the next several years, assuming it is able to raise sufficient working capital to continue operations. The Company anticipates that its existing capital resources, which include $1.5 million received in July 1998 in connection with the third and final phase of a $3.0 million sale of Series E Convertible Preferred Stock ("Series E Stock"), will enable the Company to maintain its current and planned operations into February 1999.

     The Company continues to effectively manage its operational expenditures while actively pursuing additional funding sources. From July 1, 1997 through July 1998, the Company successfully secured additional capital from various sources. These sources included:

          - $5.2 million received in connection with the July 1997 ATI/BioChem collaboration agreement;

          - $3.0 million received from the sales of Series E Stock to an institutional investor as discussed above; and

          - $450,000 received under the Small Business Innovation Research Program ("SBIR Program") of the National Cancer Institute as part of a two-year, $750,000 grant to advance the development of the Company's lead product, huC242-DM1.

     As a result of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its planned operations. The Company is actively engaged in discussions with third parties regarding potential financing and/or strategic partnering arrangements involving an equity investment or other funding of the Company by such third parties. However, there can be no assurance that these discussions will result in a completed transaction. If the Company is unable to obtain financing on acceptable terms in the future or obtain funds through arrangements with collaborative partners, it could be forced to further scale back or discontinue its operations.

RESULTS OF OPERATIONS

     The Company's revenues increased 11%, from $568,000 for the year ended June 30, 1996 ("1996") to $630,000 for the year ended June 30, 1997 ("1997"), then decreased 7% to $586,000 for the year ended June 30, 1998 ("1998"). Revenues for 1996, 1997 and 1998 were primarily derived from development fees received, on a cost reimbursement basis, from the SBIR Program. Total development fees remained constant at $398,000 and $394,000 for 1996 and 1997, respectively. Development fees for 1998 decreased 23% to $305,000, as a result of a decrease in reimbursable expenditures under the SBIR Program. Interest income increased 69%, from $124,000 in 1996 to $209,000 in 1997, then further increased approximately 11% to $233,000 in 1998. The increases experienced from 1996 to 1998 were primarily attributable to increases in the average daily invested cash.

     The Company's total expenses decreased 50%, from $19.5 million in 1996 to $9.7 million in 1997, then further decreased 14% to $8.4 million in 1998. Exclusive of the 1998 purchase of incomplete research and development technology (approximately $872,000), the 1996 charge taken in connection with the assignment of the Company's former manufacturing facility in Canton, Massachusetts (approximately $2.0 million), and the financing costs associated with the 1996 issuances of convertible debt securities which was recorded as interest expense (approximately $6.0 million), 1998 represents the fourth consecutive year of reduced operational expenditures and reflects management's continued efforts to streamline core operational functions.

     Research and development costs, which constituted the principal component of the Company's total expenditures (49%, 76% and 70% in 1996, 1997 and 1998, respectively), decreased 23%, from $9.6 million in 1996 to $7.4 million in 1997, then decreased another 23%, to $5.7 million in 1998. The continuing decrease over the three-year period was attributable to staffing reductions prompted by the Company's 1997 decision to refocus its efforts on the development of its huC242-DM1 and huN901-DM1 tumor-activated prodrugs, as well as continued cost reduction efforts begun in December 1994. Research and development costs are expected to increase in 1999, consistent with the Company's plan to submit an IND application to the FDA for its lead product candidate, huC242-DM1, as early as the second quarter of calendar year 1999.

     General and administration expenses increased 22%, from $1.8 million in 1996 to $2.2 million in 1997, then decreased 23% to $1.7 million in 1998. The increase in costs in 1997 resulted mainly from charges associated with the Company's 1997 financing efforts. The decrease in the general and administration expenses from 1997 to 1998 reflects the decrease in financing charges in 1998, and the further effects of cost containment programs. General and administration expenses necessary to support normal costs of operations and additional needs are expected to increase in fiscal 1999.

     The significant decrease in interest expense from $6.1 million in 1996 to $80,000 in 1997 was directly attributable to interest charges recorded in 1996 in connection with the issuances of convertible debentures, including a non-cash charge to interest expense of approximately $2.7 million. Such charge was related to the warrants issued with the debentures, a non-cash charge of $2.4 million associated with the discount feature embedded in the convertible debentures, and a related $511,000 cash payment to a third party as a finder's fee. In 1997 and 1998, financing activities included issuances of only convertible equity and related Common Stock purchase warrants; the fair value of the warrants and the inherent value of embedded discounts for such issuances are accounted for as non-cash dividends rather than interest expense.

     In January 1998, a minority interest holder of ATI common stock exercised a put option which required the Company to issue the equivalent of $871,930 in Common Stock in exchange for the holder's 500,000 shares of ATI common stock (see footnote F to the financial statements). The value of the Common Stock issued was determined by the terms of the put option and subject to the closing price of the Common Stock on the date of exercise of the put option. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

     During 1996, no equity transactions occurred that gave rise to dividend recognition. From 1997 to 1998, non-cash dividends decreased $2.9 million, from $3.5 million in 1997 to $605,000 in 1998. In 1997 and 1998, non-cash financing charges included the value of discounts embedded in the terms of the convertible preferred stock as well as Common Stock purchase warrants associated with the issuances of the convertible preferred stock. In 1997, total non-cash dividends of $3.5 million included approximately $351,000 in charges associated with the 9% dividend rate on the convertible preferred stock issued in that year, approximately $2.1 million of value ascribed to Common Stock purchase warrants issued in connection with the convertible preferred stock and approximately $1.1 million associated with the discount feature embedded in the convertible preferred stock. Total dividends for 1998 were approximately $605,000, almost all of which represented non-cash charges for the value of the discount embedded in the conversion terms of the issued Series E Stock and related Common Stock purchase warrants.

     In connection with the collaboration agreement between ATI and BioChem, for the year ended June 30, 1998, 5,224 shares of ATI preferred shares were issued or issuable, resulting in a weighted average 5.2% minority interest (on a converted, fully-diluted basis) in the net loss of ATI. The portion of ATI's net loss for the year ended June 30, 1998 allocated to the minority interest holder was approximately $160,000.

LIQUIDITY AND CAPITAL RESOURCES

                                                            JUNE 30,    JUNE 30,
                                                              1997        1998
                                                            --------    --------
                                                               (IN MILLIONS)
Cash and cash equivalents.................................   $1.669      $1.742
Working capital...........................................    0.419       2.138
Stockholders' equity......................................    4.462       4.311

     As discussed in footnotes A and L of the Notes to Consolidated Financial Statements, in July 1998, the Company received a total of $2.4 million, as follows: $1.5 million from the sale of Series E Stock and $843,000 and approximately $32,000 received by ATI from BioChem for its quarterly installment payment and other reimbursable expenses, respectively. If these cash transactions were included in the June 30, 1998 liquidity and capital resources balances, cash and cash equivalents would have been $4.1 million and stockholders' equity would have been $5.8 million.

     Since July 1, 1995, the Company has financed its cumulative operating deficit of $27.3 million, net of non-cash purchase of incomplete research and development technology, dividends, non-cash interest charges and loss on disposal of assets, from the following sources:

          - issuances in fiscal 1996, 1997 and 1998 of the Company's convertible debt and/or equity securities;

          - issuances in fiscal 1998 of a subsidiary's equity securities;

          - funds received under the SBIR program;

          - proceeds from the assignment of facilities and equipment;

          - proceeds received from interest earned on working capital; and

          - proceeds received from exercised stock options.

     In March 1996, the Company issued $5.0 million principal amount convertible debentures in a private placement (the "March 1996 Financing"). As part of the March 1996 Financing, the Company issued a $2.5 million principal amount debenture (the "First Debenture") on March 25, 1996. In June 1996, the First Debenture, together with interest thereon, was converted into shares of Common Stock, and warrants (the "First Warrants") to purchase 509,000 shares of Common stock at an exercise price of $4.00 per share. The First Warrants expire in March 2001. In June 1996, a second $2.5 million convertible debenture (the "Second Debenture") was issued, then subsequently converted into 2,500 shares of Series A Convertible Preferred Stock ("Series A Stock") in October 1996. As of January 5, 1998, all 2,500 shares of Series A Stock plus accrued interest thereon had been converted into 2,676,235 shares of Common Stock. In June 1996, the Company issued additional warrants to purchase 500,000 shares of Common Stock (the "Additional Warrants") in connection with the conversion of the First Debenture into Common Stock. The Additional Warrants have an exercise price equal to $6.00 per share and expire in March 2001. Additionally, warrants to purchase 250,000 shares of Common Stock were issued as a finder's fee in connection with the March 1996 Financing arrangement. Upon conversion of the Series A Stock, the holder received warrants (the "Second Warrants") to purchase a number of shares of Common Stock equal to 50% of the number of shares issuable upon conversion of the Series A Stock. The Second Warrants are exercisable at $4.00 per share and expire five years after the date of issuance. As of January 5, 1998, warrants to purchase 1,338,117 shares of Common Stock were issued on conversion of the Series A Stock.

     Under a financing agreement the Company entered into in October 1996 (the "October 1996 Private Placement"), the Company initially sold $3.0 million of Series B Convertible Preferred Stock ("Series B Stock"). As of February 4, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of Common Stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002.

     In January 1997, the Company sold $3.0 million of Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. As of August 1, 1997, all 3,000 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,719,738 shares of Common Stock. In connection with the Series C Stock, 1,147,754 warrants to purchase Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April, 2002.

     In June 1997, the Company sold $1.0 million of Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement. As of October 21, 1997, all 1,000 shares of the Series D Stock plus accumulated dividends thereon had been converted into 1,001,387 shares of Common Stock. In connection with the Series D Stock, 454,545 warrants to purchase Common Stock were issued to the investor. These warrants are exercisable at $1.94 per share and expire in September 2002.

     Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of ATI's scientific advisors, totaling $120,000, using a combination of cash and 41,481 shares of Common Stock.

     In July 1997, ATI entered into a collaboration agreement with BioChem. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the development of new screens in two areas. Under the agreement, BioChem will invest a total of $11.125 million in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during a three-year research term. As of July 16, 1998, $5.2 million had been paid under the agreement. The balance of $5.9 million will be paid in equal quarterly installments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of such stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. As part of this agreement, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the total number of shares of ImmunoGen Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless shareholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price in connection with the warrants is payable either in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under a certain Research Agreement) for a minimum period of time.

     In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its Series E Stock to an institutional investor. Proceeds are to be used to fund working capital. As of July 13, 1998, all $3.0 million had been received. The Series E stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. Under the terms of the agreement, the investor received warrants equal to 100% of the number of shares of Common Stock issuable on conversion of the Series E Stock. As of July 13, 1998, warrants to purchase 2,823,528 shares of Common Stock had been issued. These warrants have an exercise price of $2.125 per share, of which 941,176 expire in 2004 and 1,882,352 expire in 2005. In connection with this agreement, 75,000 shares of Common Stock were issued to a third party as a finder's fee.

     The Company had originally agreed to obtain or furnish an additional $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of July 1997, ATI owed the Company approximately $14.2 million. This amount was converted into 22,207,966 shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing the Company's majority ownership interest of ATI from 72% to 95%. Additionally, under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber Cancer Institute ("Dana-Farber") and a founding researcher, if ATI had not completed a public offering of its common stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the founding researcher each could require the Company to purchase (the "put option"), or ImmunoGen could require such parties to sell (the "call option"), their shares in ATI at a predetermined price. In January 1998, the founding researcher exercised his put option for 500,000 shares of ATI common stock, par value $0.00002 per share, for an aggregate $871,930. The value of the Common stock issued was derived from the terms of the put option and subject to the closing price of the Common Stock on the date of the exercise of the put option. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, issued 475,425 shares of Common Stock to the founding researcher, thereby increasing its ownership of ATI from 95% to 97%. The transaction was accounted for as a step acquisition of a minority interest in a subsidiary. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

     In the three-year period since July 1, 1995, approximately $100,000 was expended on property and equipment. No significant amounts were expended during fiscal 1998, nor does the Company anticipate significant expenditures on property and equipment in fiscal 1999.

     Because of continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although, as previously noted, management continues to pursue additional funding arrangements and/or strategic partners, no assurances can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms, it could be forced to further curtail or discontinue its operations. The accompanying financial statements do not include any adjustment that may result from the outcome of this uncertainty.

YEAR 2000 ISSUES

     Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional; this is the so-called "Year 2000" problem. The Company does not believe that it has material exposure with respect to Year 2000 issues. However, the failure by the Company to convert systems on a timely basis, or a conversion by the Company that is incompatible with other information systems, could have a material effect on its business, financial condition and results of operations. Further, the Company is unable to ascertain the extent to which the Year 2000 issues will affect its clinical suppliers, investment custodians, telecommunications providers, third party research and testing vendors or other third party hardware and software products. Though not considered likely, the failure of a major supplier or vendor with Year 2000 problems to convert its systems on a timely basis, or a conversion that is incompatible with the Company's information systems, could also have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not sent questionnaires or sought certifications from third parties with respect to their year 2000 compliance and is considering whether or not this is appropriate, given the nature of the Company's operations.

     The Company, in conjunction with its information systems consultant, has performed an initial evaluation of the impact of the Year 2000 issues on the Company's information systems and has determined that it will be required to modify or replace certain accounting and administrative software applications such that dates beyond June 30, 1999, the beginning of the Company's fiscal year 2000, will be appropriately recognized. The Company has been assured that commercially produced compliant software packages are readily available. All remediations are planned to be completed before the end of fiscal year 1999. The Company is not currently able to estimate the total expense it may incur in evaluating and remediating any Year 2000 issues, but does not expect those expenses to be material. Costs and expenses of evaluating and remediating Year 2000 issues will be expensed as they are incurred.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of antibodies necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   21
Consolidated Financial Statements:
  Consolidated Balance Sheets as of June 30, 1997 and
     1998...................................................   22
  Consolidated Statements of Operations for the Years Ended
     June 30, 1996, 1997 and 1998...........................   23
  Consolidated Statements of Stockholders' Equity for the
     Years Ended June 30, 1996, 1997 and 1998...............   24
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1996, 1997 and 1998...........................   25
  Notes to Consolidated Financial Statements................   26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmunoGen, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of ImmunoGen, Inc. (the "Company") at June 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has suffered recurring losses from operations; at June 30, 1998, the Company had cash resources of $1.7 million which, along with $2.4 million received by the Company in July 1998 and its other existing capital resources, management anticipates is sufficient to maintain current and planned operations only into February 1999. Therefore, the Company requires significant additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
July 29, 1998

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1997 AND JUNE 30, 1998

                                                                JUNE 30,        JUNE 30,
                                                                  1997            1998
                                                              -------------   -------------
                                          ASSETS
Cash and cash equivalents...................................  $   1,669,050   $   1,741,825
Due from related party......................................             --         915,473
Current portion of note receivable..........................        330,000         960,000
Prepaids and other current assets...........................        248,497          51,360
                                                              -------------   -------------
     Total current assets...................................      2,247,547       3,668,658
                                                              -------------   -------------
Property and equipment, net of accumulated depreciation.....      2,929,733       1,891,696
Note receivable.............................................      1,128,910         272,638
Other assets................................................         43,700          43,700
                                                              -------------   -------------
          Total assets......................................  $   6,349,890   $   5,876,692
                                                              =============   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $     612,559   $     699,418
Accrued compensation........................................        248,472         225,126
Other accrued liabilities...................................        841,238         553,246
Current portion of capital lease obligations................         37,068              --
Current portion of deferred lease...........................         89,160          52,756
                                                              -------------   -------------
          Total current liabilities.........................      1,828,497       1,530,546
                                                              -------------   -------------
Deferred lease..............................................         59,436          35,176
Commitments
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 5,000,000 as
     of June 30, 1997 and 1998:
     Convertible preferred stock, Series A, $.01 par value;
       issued and outstanding 1,100 shares as of June 30,
       1997 (liquidation preference -- stated value plus
       accrued but unpaid dividends per share)..............             11              --
     Convertible preferred stock, Series C, $.01 par value;
       issued and outstanding 700 shares as of June 30, 1997
       (liquidation preference -- stated value plus accrued
       but unpaid dividends per share)......................              7              --
     Convertible preferred stock, Series D, $.01 par value;
       issued and outstanding 1,000 shares as of June 30,
       1997 (liquidation preference -- stated value plus
       accrued but unpaid dividends per share)..............             10              --
     Convertible preferred stock, Series E, $.01 par value;
       issued and outstanding 1,200 shares as of June 30,
       1998 (liquidation preference -- stated value)........             --              12
  Common stock; $.01 par value; authorized 30,000,000 and
     50,000,000 shares as of June 30, 1997 and June 30,
     1998, respectively; issued and outstanding 21,779,767
     and 25,419,552 shares as of June 30, 1997 and June 30,
     1998, respectively.....................................        217,797         254,195
  Additional paid-in capital................................    144,753,538     152,782,585
                                                              -------------   -------------
                                                                144,971,363     153,036,792
Accumulated deficit.........................................   (140,509,406)   (148,725,822)
                                                              -------------   -------------
     Total stockholders' equity.............................      4,461,957       4,310,970
                                                              -------------   -------------
          Total liabilities and stockholders' equity........  $   6,349,890   $   5,876,692
                                                              =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                     JUNE 30,
                                                   --------------------------------------------
                                                       1996            1997            1998
                                                   ------------    ------------    ------------
Revenues:
  Development fees...............................  $    398,289    $    393,583    $    304,723
  Interest.......................................       124,208         209,398         232,937
  Licensing......................................        18,070          27,057           2,454
  Other..........................................        27,856              --          46,274
                                                   ------------    ------------    ------------
          Total revenues.........................       568,423         630,038         586,388
                                                   ------------    ------------    ------------
Expenses:
  Research and development.......................     9,622,132       7,418,315       5,744,572
  General and administrative.....................     1,769,414       2,213,205       1,729,040
  Interest.......................................     6,096,894          79,150           8,232
  Purchase of incomplete research and development
     technology..................................            --              --         871,930
  Loss on disposal of assets.....................     2,001,480              --              --
                                                   ------------    ------------    ------------
          Total expenses.........................    19,489,920       9,710,670       8,353,774
                                                   ------------    ------------    ------------
  Loss before income taxes and minority
     interest....................................   (18,921,497)     (9,080,632)     (7,767,386)
  Income tax expense.............................         1,640           2,764           3,075
                                                   ------------    ------------    ------------
  Net loss before minority interest..............   (18,923,137)     (9,083,396)     (7,770,461)
  Minority interest in net loss of consolidated
     subsidiary..................................            --              --        (159,524)
                                                   ------------    ------------    ------------
  Net loss.......................................   (18,923,137)     (9,083,396)     (7,610,937)
                                                   ------------    ------------    ------------
  Non-cash dividends on convertible preferred
     stock.......................................            --       3,511,510         605,479
                                                   ------------    ------------    ------------
  Net loss to common stockholders................  $(18,923,137)   $(12,594,906)   $ (8,216,416)
                                                   ============    ============    ============
  Basic and diluted loss per common share........  $      (1.32)   $      (0.70)   $      (0.34)
                                                   ============    ============    ============
  Shares used in computing basic and diluted loss
     per share amounts...........................    14,379,064      17,930,164      24,210,340
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE I)
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

                                         COMMON STOCK                      PREFERRED STOCK
                             ------------------------------------   -----------------------------
                                                      ADDITIONAL                      ADDITIONAL                        TOTAL
                                                       PAID-IN                          PAID-IN      ACCUMULATED    STOCKHOLDERS'
                               SHARES      AMOUNT      CAPITAL      SHARES   AMOUNT     CAPITAL        DEFICIT         EQUITY
                             ----------   --------   ------------   ------   ------   -----------   -------------   -------------
Balance at June 30, 1996...  16,599,855   $165,999   $128,525,884       --   $  --    $        --   $(127,914,500)   $   777,383
                             ==========   ========   ============   ======   =====    ===========   =============    ===========
  Stock options
    exercised..............      54,644        545         87,310       --      --             --              --         87,855
  Issuance of Common
    Stock..................      41,481        415         69,585       --      --             --              --         70,000
  Conversion of convertible
    debentures into Common
    Stock..................     351,662      3,517      1,315,217       --      --             --              --      1,318,734
  Exchange of convertible
    debentures for Series A
    Convertible Preferred
    Stock..................          --         --             --    2,500      25      4,749,586              --      4,749,611
  Issuance of Series B
    Convertible Preferred
    Stock..................          --         --             --    3,000      30      3,486,342              --      3,486,372
  Issuance of Series C
    Convertible Preferred
    Stock..................          --         --             --    3,000      30      4,720,003              --      4,720,033
  Issuance of Series D
    Convertible Preferred
    Stock..................          --         --             --    1,000      10      1,287,092              --      1,287,102
  Conversion of Series A
    Convertible Preferred
    Stock into Common
    Stock..................   1,328,744     13,287      2,766,405   (1,400)    (14)    (2,659,763)             --        119,915
  Conversion of Series B
    Convertible Preferred
    Stock into Common
    Stock..................   1,384,823     13,848      3,539,221   (3,000)    (30)    (3,486,342)             --         66,697
  Conversion of Series C
    Convertible Preferred
    Stock into Common
    Stock..................   2,018,558     20,186      2,956,928   (2,300)    (23)    (2,910,669)             --         66,422
  Compensation for put
    right..................          --         --             --       --      --        306,739              --        306,739
  Dividends on convertible
    preferred stock........          --         --             --       --      --             --      (3,511,510)    (3,511,510)
  Net loss for the year
    ended June 30, 1997....          --         --             --       --      --             --      (9,083,396)    (9,083,396)
                             ----------   --------   ------------   ------   -----    -----------   -------------    -----------
Balance at June 30, 1997...  21,779,767   $217,797   $139,260,550    2,800   $  28    $ 5,492,988   $(140,509,406)   $ 4,461,957
                             ==========   ========   ============   ======   =====    ===========   =============    ===========
  Stock options
    exercised..............     114,302      1,143        101,728       --      --             --              --        102,871
  Issuance of Common Stock
    in exchange for shares
    of
    subsidiary.............     475,425      4,754        867,176       --      --             --              --        871,930
  Conversion of Series A
    Convertible Preferred
    Stock into Common
    Stock..................   1,347,491     13,475      2,209,764   (1,100)    (11)    (2,089,817)             --        133,411
  Conversion of Series C
    Convertible Preferred
    Stock into Common
    Stock..................     701,180      7,012      1,126,815     (700)     (7)    (1,101,334)             --         32,486
  Conversion of Series D
    Convertible Preferred
    Stock into Common
    Stock..................   1,001,387     10,014      1,303,287   (1,000)    (10)    (1,287,092)             --         26,199
  Issuance of Series E
    Convertible Preferred
    Stock, net of financing
    costs..................          --         --             --    1,200      12      1,448,376              --      1,448,388
  Value of Common Stock
    purchase warrants
    issued.................          --         --        580,056       --      --             --              --        580,056
  Value ascribed to
    ImmunoGen warrants
    issued to BioChem, net
    of financing costs.....          --         --      4,870,088       --      --             --              --      4,870,088
  Non-cash dividends on
    convertible preferred
    stock..................          --         --             --       --      --             --        (605,479)      (605,479)
  Net loss for the year
    ended June 30, 1998....          --         --             --       --      --             --      (7,610,937)    (7,610,937)
                             ----------   --------   ------------   ------   -----    -----------   -------------    -----------
Balance at June 30, 1998...  25,419,552   $254,195   $150,319,464    1,200   $  12    $ 2,463,121   $(148,725,822)   $ 4,310,970
                             ==========   ========   ============   ======   =====    ===========   =============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                               JUNE 30,
                                                              ------------------------------------------
                                                                  1996            1997          1998
                                                              ------------    ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(18,923,137)   $(12,594,906)  $(8,216,416)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................     2,516,231       1,496,598     1,053,441
    Purchase of incomplete research and development
      technology............................................            --              --       871,930
    Loss on disposal of facility............................     2,001,480              --            --
    Non-cash charge for issuance of Common Stock warrants
      and payment of interest expense on convertible
      subordinated debenture................................     5,398,352              --            --
    Amortization of debt issuance costs.....................       511,000              --            --
    Other...................................................        25,674           5,791            --
    Loss (gain) on sale of property and equipment...........            --          (8,665)      (25,629)
    Accretion of interest on note receivable................       (48,395)       (119,981)     (103,722)
    Non-cash dividend on convertible preferred stock........            --       3,511,510       605,479
    Minority interest in net loss of consolidated
      subsidiary............................................            --         --           (159,524)
    Amortization of deferred lease..........................            --         (66,870)      (60,664)
    Changes in operating assets and liabilities:
      Due from related party................................            --              --       (72,473)
      Prepaids and other current assets.....................       267,168         (85,217)      197,131
      Accounts payable......................................      (288,690)        (50,881)       86,859
      Accrued compensation..................................      (163,638)         14,957       (23,346)
      Other non-current liabilities.........................       (27,856)             --            --
      Other accrued liabilities.............................        98,777         (88,970)     (121,319)
                                                              ------------    ------------   -----------
        Net cash used for operating activities..............    (8,633,034)     (7,986,634)   (5,968,253)
                                                              ------------    ------------   -----------
Cash flows from investing activities:
  Capital expenditures......................................       (23,608)        (50,386)      (27,480)
  Payments received on note receivable......................            --              --       330,000
  Proceeds from sale of property and equipment..............            --          11,600        37,705
                                                              ------------    ------------   -----------
        Net cash (used for) provided by investing
          activities........................................       (23,608)        (38,786)      340,225
                                                              ------------    ------------   -----------
Cash flows from financing activities:
  Proceeds from convertible debentures, net.................     8,089,000              --            --
  Proceeds from convertible preferred stock, net............            --       6,951,512     1,429,136
  Proceeds from issuance of subsidiary convertible preferred
    stock, net..............................................            --              --     4,205,865
  Stock issuances, net......................................       122,585          87,855       102,870
  Principal payments on capital lease obligations...........      (455,543)       (141,533)      (37,068)
  Proceeds from sale of facility............................       650,000              --            --
                                                              ------------    ------------   -----------
        Net cash provided by financing activities...........     8,406,042       6,897,834     5,700,803
                                                              ------------    ------------   -----------
Net change in cash and cash equivalents.....................      (250,600)     (1,127,586)       72,775
                                                              ------------    ------------   -----------
Cash and cash equivalents, beginning balance................     3,047,236       2,796,636     1,669,050
                                                              ------------    ------------   -----------
Cash and cash equivalents, ending balance...................  $  2,796,636    $  1,669,050   $ 1,741,825
                                                              ============    ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    684,325    $     15,007   $        --
                                                              ============    ============   ===========
Supplemental disclosure of noncash financing activities:
  Conversion of convertible debentures including accrued
    interest into Common Stock..............................  $  6,653,340    $  1,318,734   $        --
                                                              ============    ============   ===========
  Conversion of accounts payable to 11.5% convertible
    debenture...............................................  $  1,312,943    $         --   $        --
                                                              ============    ============   ===========
  Assignment of capital lease obligations...................  $  2,639,285    $         --   $        --
                                                              ============    ============   ===========
  Note receivable issued in connection with assignment of
    lease...................................................  $  1,338,929    $         --   $        --
                                                              ============    ============   ===========
  Conversion of convertible debentures to preferred stock...  $         --    $  4,749,611   $        --
                                                              ============    ============   ===========
  Third party financing of leasehold improvements...........  $         --    $    215,465   $        --
                                                              ============    ============   ===========
  Issuance of Common Stock to relieve accounts payable......  $         --    $     70,000   $        --
                                                              ============    ============   ===========
  Conversion of Series A Preferred Stock to Common Stock....  $         --    $  2,659,777   $ 2,089,828
                                                              ============    ============   ===========
  Conversion of Series B Preferred Stock to Common Stock....  $         --    $  3,486,372   $        --
                                                              ============    ============   ===========
  Conversion of Series C Preferred Stock to Common Stock....  $         --    $  2,910,692   $ 1,101,341
                                                              ============    ============   ===========
  Conversion of Series D Preferred Stock to Common Stock....  $         --    $         --   $ 1,287,102
                                                              ============    ============   ===========
  Due from related party for quarterly investment payment...  $         --    $         --   $   843,000
                                                              ============    ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS AND PLAN OF OPERATION:

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts on March 27, 1981. The Company was formed to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products and technologies, and expects no revenues to be derived from product sales in the foreseeable future.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at June 30, 1998 were approximately $1.7 million. In July 1998, an additional $2.4 million was received in connection with previously established funding agreements. Specifically, $1.5 million was received from the sale of Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor as the final phase of a $3.0 million equity transaction (see footnote I and L). In addition, $843,000 and approximately $32,000 was received by Apoptosis Technology, Inc. ("ATI"), the Company's majority-owned subsidiary, from its collaborator, BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company, for its quarterly installment payment and other reimbursed expenses, respectively. (see footnote
E).

     The Company has reduced operational expenditures in each of the last three years. Moreover, through fiscal 1998, the Company secured capital funding from the following sources: $4.4 million received by ATI from BioChem in connection with a collaboration agreement entered into between ATI and BioChem in June of 1997; $450,000 received in connection with ImmunoGen's two-year, $750,000 grant administered by the Small Business Innovation Research Program of the National Cancer Institute to advance the development of the Company's lead product, huC242-DM1; and $1.5 million received from the initial sale of Series E Stock to an institutional investor as part of a $3.0 million transaction which was completed, as referred to above and in footnotes I and L, in July 1998.

     The Company anticipates that its existing capital resources, which include $2.4 million received in July 1998 as noted above, will enable it to maintain its current and planned operations into February 1999. Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although, as noted above, management continues to pursue additional funding arrangements and/or strategic partners, no assurance can be given that such financing will in fact be available to the Company. If the Company is unable to obtain financing on acceptable terms in order to maintain operations, it could be forced to further curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the discontinuance of operations.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the need to obtain additional funding, and compliance with governmental regulations.

B.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and ATI (established in January 1993) (see Notes E and F). All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Development revenues of approximately $394,000 and $305,000 in fiscal 1997 and 1998, respectively, represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Program of the National Institute of Health and amounts received pursuant to licensing agreements of the Company and ATI.

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

 Debt and Equity Instruments Issued With Provisions for Conversion Into Common Stock at a Discount to the Market Price of Common Stock

     The value of discounts inherent in convertible securities issued with provisions providing for conversion into Common Stock at a discount to the market price of Common Stock, or the value of any warrants issued in connection with those securities, is calculated as of the date of issuance of the convertible securities as either dividends to preferred stockholders or as interest to debtholders. The calculated value of the discount is amortized over the period in which the discount is earned. In certain instances, the number and/or exercise prices of warrants to be issued are tied to the market price of the Common Stock at a future date (the "future price"). Therefore, the number of warrants to be issued and/or the exercise price of those warrants is not determinable as of the date of issuance of the convertible security, when the value is required to be calculated. In those instances, for warrant valuation purposes, the Company assumes that the future price is equal to the market price of the Common Stock on the date of issuance of the convertible security. Accordingly, upon conversion, the actual number of warrants issued and/or their exercise prices may differ from original estimates.

  Cash and Cash Equivalents

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

     Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $1,669,050 and $1,741,825 of money market funds and repurchase agreements at June 30, 1997 and 1998, respectively.

  Financial Instruments and Concentration of Credit Risk

     The Company has a note receivable from a biotechnology company with payments due at various dates through July 1999. Management believes the carrying amount of this note receivable (on a discounted basis) is a reasonable estimate of the fair value based on the current rates offered to the Company for debt with similar maturities.

     The Company minimizes the risk associated with concentration of credit by assuring that financial instruments purchased by its cash manager include only high-grade, low-risk investments. At June 30, 1997 and 1998, those investments included various United States Government overnight repurchase agreements, money market investments with major financial institutions and cash on deposit with major banks.

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Impairment of Long-Lived Assets

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 1998, the Company has determined that no impairment of long-lived assets exists.

  Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of this standard will not impact the financial results of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

C.  LOSS PER COMMON SHARE:

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the disclosure of basic and diluted earnings per common share for all periods presented. Basic and diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). The Company does not present diluted earnings per share as the effect of potentially dilutive shares from stock options, warrants and preferred stock, totaling 3,977,600, 7,812,112 and 9,779,683 shares at June 30, 1996, 1997 and 1998, respectively, is antidilutive. As a result, adoption of SFAS 128 has not affected the basic and diluted losses per common share reported in any period.

D.  NOTE RECEIVABLE:

     Effective January 1, 1996, the Company assigned its leases on its Canton facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and will make cash payments to the Company at various dates through July 1999 which will total approximately $2.4 million. Approximately $1,116,000 of the $2.4 million total had been received through June 30, 1998. Amounts due the Company from the assignee under these agreements were discounted to their present value using a risk-adjusted discount rate of approximately 9%. The Company is accreting interest income over the life of the note and, accordingly, the note receivable balance in the Company's consolidated balance sheets as of June 30, 1998 reflects the discounted present value of $1,129,000 plus accreted interest of approximately $104,000.

E.  MINORITY INTEREST:

     In July 1997, ATI entered into a collaboration agreement with BioChem. The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the subsequent development of new screens in two defined areas.

     Under the agreement, BioChem will invest a total of $11.1 million in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during the three-year research term. As of June 30, 1998, $4,381,000 had been received and $843,000 remains outstanding as due from related party. The $5.9 million balance of the investment, exclusive of the $843,000 quarterly payment outstanding, will be paid in equal quarterly payments of $843,000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance of the stock, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock for its $11.1 million investment. As of June 30, 1998, 5,224 shares of ATI preferred stock were issued or issuable, representing a 7.04% minority interest (on a converted and fully-diluted basis) in the net loss of ATI. This minority interest portion of ATI's loss for the year reduced ImmunoGen's net loss by $159,524. In addition, because the investment is comprised of securities potentially issuable by both the Company and ATI, only a portion of which has been deemed allocable to the ATI securities, the Company has reflected the value of the investment allocable to the ATI securities as a minority interest on its balance sheet. Based upon an independent appraisal, approximately 3% of the $5.2 million invested to date, or approximately $157,000, has been allocated to minority interest in ATI, with the remainder, or approximately $5.1 million, allocated to the Company's equity. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time.

     In accordance with the agreement, proceeds received by ATI from BioChem are restricted to support the research and development activities of the collaboration. The agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. Summarized information for ATI at June 30, 1996, 1997 and 1998 and for the years then ended follows:

                                                          1996           1997           1998
                                                       -----------    -----------    ----------
Total assets.........................................  $    61,533    $    22,215    $2,361,334
Total liabilities....................................   10,320,989     14,348,345       250,438
Total revenues.......................................        8,070          6,657       112,423
Total expenses (principally research and
  development).......................................   (3,980,687)    (4,079,124)   (3,159,437)
Net loss.............................................   (3,972,617)    (4,072,467)   (3,047,014)

     Of the $2,361,334 in total assets as of June 30, 1998, $1,415,704 represents cash and cash equivalents restricted to fund current ATI research and administrative expenditures.

     Additionally, under the terms of the collaboration agreement, ATI incurs certain fees reimbursable by BioChem. At June 30, 1998, total outstanding reimbursable fees equaled $72,473 and was reflected on the Company's consolidated balance sheet as due from related party.

     As part of the collaboration with ATI, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules which limits the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the total number of shares of the Company's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of the Common Stock on that date, unless stockholder approval for such a conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In such event, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

F.  AGREEMENTS:

  ImmunoGen/Dana-Farber Cancer Institute

     The Company had a long-standing research and license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Massachusetts not-for-profit corporation. As part of the research and license agreement, the Company agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. In fiscal year 1996, the Company incurred research and development expenses of approximately $40,000, in connection with that agreement. No funding of research and

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

development at Dana-Farber occurred in fiscal 1997 or 1998 and none is expected to occur in the foreseeable future. To the extent that any invention develops at Dana-Farber which derived its principal support and funding from the Company, the Company has the exclusive right to use such invention. Also as part of the arrangement, the Company is required to pay Dana-Farber, if and when product sales commence, certain royalties based on a formula stipulated in the agreement. The Company owed Dana-Farber approximately $900,000 at June 28, 1996 for work performed under the agreement. Of the balance due under the agreement at June 28, 1996, the Company had accrued interest of approximately $106,000, and issued a $1.3 million 11.5% convertible debenture as described in Note I to these financial statements in payment thereof. On July 12, 1996, this debenture was converted into 351,662 shares of the Company's Common Stock.

  ATI/Dana-Farber Agreements

     ATI was established as a joint venture between ImmunoGen and Dana-Farber to develop therapeutics based on apoptosis technology developed at Dana-Farber. In January 1993, the Company purchased 7,000 shares of Class A Preferred Stock of ATI. The Class A Preferred Stock is voting stock and carries a liquidation preference over the common stock of ATI. At June 30, 1997, the Company's investment represented 72% of the then currently authorized equity of ATI; accordingly, ATI is consolidated into the financial results of the Company. Under the terms of a stock purchase agreement entered into between the Company, ATI, Dana-Farber and an individual stockholder of ATI, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or the Company could require such stockholders to sell (the "call option"), their shares of ATI common stock at a predetermined price. At the Company's discretion, the shares of common stock of ATI can be paid for by the Company in cash or by delivery of shares of Common Stock. In January 1998, the individual stockholder exercised the put option for 500,000 shares of ATI common stock, par value $0.00002 per share, for an aggregate of $871,930. The value of the Common Stock issued was determined by the terms of the put option and subject to the closing price of the Common Stock on the date of exercise of the put option. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, 475,425 shares of Common Stock were issued to the individual stockholder, thereby increasing the Company's ownership of ATI from approximately 95% to approximately 97%. The transaction was accounted for as a step acquisition of a minority interest in a subsidiary. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

     In addition to previous investments in ATI, ImmunoGen was committed to obtain or furnish another $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of June 30, 1997, amounts owed by ATI to ImmunoGen approximated $14.2 million. In July 1997, this balance due ImmunoGen was converted into shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership from approximately 72% to approximately 95%.

     Under agreements between ATI and Dana-Farber, ATI was the licensee of Dana-Farber's apoptosis technology and ImmunoGen possessed the exclusive right to license products developed by ATI, including those products based on Dana-Farber's apoptosis technology. These agreements were terminated as of January 1, 1996. A portion of the Company's research and development expenses was incurred in connection with an agreement between ATI and Dana-Farber, under which ATI had agreed to fund certain research projects conducted at Dana-Farber. In fiscal 1996, these expenses amounted to $327,000. The balance due Dana-Farber under this agreement of approximately $350,000 was included in the June 28, 1996 debenture issued by the Company to Dana-Farber as described in Note I. Under the terms of the termination agreement,

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company satisfied all past and present obligations under the license agreement and ATI retains any rights to technology developed prior to January 1, 1996.

G.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at June 30, 1997 and 1998:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Machinery and equipment.....................................  $ 5,213,352   $ 5,098,931
Computer hardware and software..............................    1,057,671     1,055,980
Furniture and fixtures......................................      120,304       120,304
Leasehold improvements......................................    8,346,859     8,346,859
                                                              -----------   -----------
                                                               14,738,186    14,622,074
Less accumulated depreciation and amortization..............   11,808,453    12,730,378
                                                              -----------   -----------
                                                              $ 2,929,733   $ 1,891,696
                                                              ===========   ===========

     Depreciation and amortization expense was $2,516,231, $1,496,598 and $1,053,441 for the years ended June 30, 1996, 1997 and 1998, respectively.

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

     The Company's policy is to depreciate property and equipment over its remaining useful life, and to evaluate the remaining life and recoverability of such property and equipment in light of current conditions as discussed in Note
A. Since there is doubt about the Company's ability to continue as a going concern, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its property and equipment from future operations will change in the near term; however, management believes the fair value of its property and equipment exceeds its net book value at June 30, 1998.

H.  INCOME TAXES:

     No income tax provision or benefit has been provided for United States federal income tax purposes as the Company has incurred losses since inception. As of June 30, 1998, net deferred tax assets totaled approximately $46.4 million, consisting of federal net operating loss carryforwards of approximately $105.6 million, state net operating loss carryforwards of approximately $46.6 million, net book to tax timing differences of approximately $9.2 million and approximately $4.4 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between 1999 and 2013 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $43.4 million and $46.4 million at June 30, 1997 and 1998, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly-owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%, and state minimum excise tax liability.

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I.  CAPITAL STOCK:

  Common and Preferred Stock

     In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"), with a stated value of $1,000 per share. Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends in cash, or at the Company's option, shares of the Company's Common Stock, in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 (subject to certain restrictions) and (ii) 85% of the average of the closing bid price of the Common Stock for the five days prior to conversion. In addition, holders of Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. As of January 5, 1998, all 2,500 shares of the Series A Stock plus accrued dividends thereon had been converted into 2,676,235 shares of the Company's Common Stock. In connection with these conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. The warrants have an exercise price of $4 per share and expire at various dates during 2002 and 2003. The warrants were valued at $623,000 and were accounted for as non-cash dividends to common stockholders at the time of issuance of the Series A Stock.

     Also in October 1996, the Company entered into a financing agreement ("the October 1996 Private Placement") with an institutional investor under which the Company was granted the right to require the investor to purchase $12.0 million of convertible preferred stock from the Company in a series of private placements. Pursuant to the October 1996 Private Placement, the Company sold 3,000 shares of its Series B Convertible Preferred Stock ("Series B Stock") with a stated value of $1,000 per share. Each share of Series B Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $3.60 and (ii) 85% of the market price of the Common Stock at the time of the conversion. As of February 4, 1997, all 3,000 shares of the Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's Common Stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002. These warrants have a value of $618,900, which was accounted for as non-cash dividends to common stockholders at the time of issuance of the Series B Stock.

     In January 1997, the Company sold $3.0 million of its Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of August 1, 1997, all 3,000 shares of the Series C Stock plus accrued dividends thereon had been converted into 2,719,738 shares of the Company's Common Stock. In connection with the Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends to common stockholders at the time of issuance of the Series C Stock.

     In June 1997, the Company sold $1.0 million of its Series D Convertible Preferred Stock ("Series D Stock") in connection with the October 1996 Private Placement, bringing the aggregate amount received under the October 1996 Private Placement to $7.0 million. The Series D Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of
(i) $1.4375 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of December 31, 1997, all 1,000 shares of Series D Stock and accumulated dividends thereon had been converted into 1,001,387 shares of Common Stock. In addition, the investor received warrants to purchase 454,545 shares of

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company's Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends to common stockholders at that time.

     Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by paying the advisor a combination of cash and 41,481 shares of the Company's Common Stock.

     In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its non-dividend-bearing Series E Stock to an institutional investor. Proceeds are to be used to fund working capital. The installment investment was completed in July 1998 (See Note L). The Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. In addition, as of June 30, 1998, warrants to purchase 1,411,764 shares of Common Stock had been issued. These warrants become exercisable at the end of a two year holding period subject to certain provisions. The value of the warrants, approximately $580,500, was determined at the time of their issuances and accounted for as non-cash dividends on convertible preferred stock. These warrants have an exercise price of $2.125 per share, and vest over a period of two years subject to certain provisions. Of the total 1,411,764 warrants issued, 941,176 expire in 2004 and 470,588 expire in 2005. In connection with this agreement, 75,000 shares of Common Stock were issued to a third party as a finder's fee.

  Warrants

     In addition to the warrants discussed in this footnote, subheading Common and Preferred Stock, warrants to purchase 26,738 shares of Common Stock were issued in March 1994 in connection with a capital lease financing. These warrants are exercisable at $7.48 per share and expire in April 1999. The value of these warrants, approximately $77,000, was recognized as interest expense over the life of the lease.

     In connection with a private placement of the Company's convertible debentures in March 1996, the Company issued warrants to purchase 509,000 and 500,000 shares of Common Stock at exercise prices of $4.00 and $6.00 per share, respectively, expiring in 2001. As a finder's fee, the Company also issued warrants to purchase 250,000 shares of the Company's Common Stock to a third party. The 250,000 warrants have an exercise price of $3.105 and expire in 2003. The total value of the 1,259,000 warrants issued in connection with the debentures was approximately $2.7 million, and was charged to interest expense at the time of the issuance of the warrants.

  Stock Options

     Under the Company's Restated Stock Option Plan (the "Plan"), originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase up to 3.525 million shares of Common Stock of the Company. Prior to July 1997, 2.4 million shares of Common Stock were reserved for the grant of options under the Plan. In July 1997, the Board of Directors authorized, and the shareholders subsequently approved, amendments to the Plan to increase the total number of shares reserved for the grant of options to 3.525 million shares of Common Stock.

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information related to stock option activity under the Plan during fiscal years 1996, 1997 and 1998 is as follows:

                                                                              AVERAGE
                                                               SHARES     PRICE PER SHARE
                                                               ------     ---------------
Outstanding at June 30, 1995................................  1,283,329        $5.31
                                                              ---------        -----
  Granted...................................................    606,800         2.51
  Exercised.................................................    108,500         0.76
  Canceled..................................................    117,767         7.58
                                                              ---------        -----
Outstanding at June 30, 1996................................  1,663,862        $4.40
                                                              ---------        -----
  Granted...................................................     46,700         3.51
  Exercised.................................................     36,645         2.07
  Canceled..................................................    180,950         4.83
                                                              ---------        -----
Outstanding at June 30, 1997................................  1,492,967        $4.40
                                                              ---------        -----
  Granted...................................................  1,306,700         0.99
  Exercised.................................................    114,302         0.90
  Canceled..................................................    193,012         4.00
                                                              ---------        -----
Outstanding at June 30, 1998................................  2,492,353        $2.92
                                                              =========        =====

     In addition to options granted under the Plan, the Board previously approved the granting of other, non-qualified options. In fiscal year 1988, the Company granted non-qualified options to purchase 18,000 shares of Common Stock at an exercise price of $0.67 per share. These options were subsequently exercised in 1997. In fiscal year 1993, the Company granted non-qualified options to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share. In fiscal year 1997, the Company granted non-qualified options to purchase 10,000 shares of Common Stock at an exercise price of $3.375 per share. As of June 30, 1998, options to purchase 20,000 shares were outstanding, of which options to purchase 12,500 shares were exercisable.

     The following table summarizes certain information about total stock options under the Plan and outside the Plan, outstanding at June 30, 1998:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -----------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
                                   REMAINING         WEIGHTED-
    RANGE OF        NUMBER        CONTRACTUAL         AVERAGE         NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   ----------------
 $ 0.84 --  2.50   2,025,833          8.33             $1.46           744,458         $2.27
   2.51 --  5.00      48,375          7.92              4.07            14,525          3.93
   5.01 --  7.50     183,695          5.45              5.93           183,545          5.93
   7.51 -- 10.00       6,200          5.35              8.44             6,200          8.44
  10.01 -- 12.50     191,850          3.60             11.47           191,850         11.47
  12.51 -- 14.75      56,400          3.08             14.75            56,400         14.75
                   ---------                                         ---------
                   2,512,353                                         1,196,978
                   =========                                         =========

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has granted options at the fair market value of the Common Stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 1996, 1997 and 1998:

                                                         AVERAGE                         AVERAGE
                                       OUTSTANDING   PRICE PER SHARE   EXERCISABLE   PRICE PER SHARE
                                       -----------   ---------------   -----------   ---------------
June 30, 1996........................   1,691,862         $4.54         1,095,967         $4.79
June 30, 1997........................   1,512,967          4.57         1,251,785          4.82
June 30, 1998........................   2,512,353          2.92         1,196,978          4.95

     Options vest at various rates over periods of up to four years and may be exercised within ten years from the date of grant.

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") for the fiscal year ended June 30, 1997, but, as permitted, continues to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option issuances. Accordingly, no compensation cost has been recognized for its employees and outside directors stock options.

     Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net basic and diluted loss per common share for the years ended June 30, 1996, 1997 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                         JUNE 30, 1996    JUNE 30, 1997   JUNE 30, 1998
                                         -------------    -------------   -------------
Net loss...............................   $19,329,698      $12,852,855     $8,652,547
Basic and diluted loss per share.......   $      1.34      $      0.72     $     0.36

     The above amounts only include grants within the last three years and may not be indicative of future pro forma net loss or earnings amounts because expense is recognized over the vesting period which is greater than the three years shown.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: an expected life of 5.5 years, no dividends, expected volatility of 75%, 75% and 85% for the years ended June 30, 1996, 1997 and 1998, respectively, and risk-free interest rates of 6.11%, 6.49% and 5.53% for the years ended June 30, 1996, 1997 and 1998, respectively. Using the Black-Scholes option pricing model, the fair value of options granted during fiscal 1998 was $0.72.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

  Common Stock Reserved

     Shares of authorized Common Stock have been reserved for the exercise of all options and warrants outstanding.

                                IMMUNOGEN, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

J.  COMMITMENTS:

  Operating Leases

     At June 30, 1998, the Company leased facilities in Norwood and Cambridge, Massachusetts. In fiscal year 1997, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2000, with an option to renew until June 30, 2003. The Cambridge facilities are rented under two separate lease arrangements. In fiscal year 1997, the Company entered into a three-year lease renewal for one of these properties, to September 2000. The lease term for the second Cambridge facility expires in 2003. This facility is subject to a sublease agreement, with the current sublease term expiring in February 2000. Total net receipts under the sublease agreement, which are credited to operating expenses, are expected to total approximately $3.2 million through February 2000, of which approximately $753,000 and $774,000 was received by the Company in fiscal 1997 and 1998, respectively. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Rent expense for leased facilities and equipment was approximately $382,000, ($15,000) (net of sublease income of $753,000) and $140,000 (net of sublease income of $774,000) during fiscal years 1996, 1997 and 1998.

     The minimum rental commitments, including real estate taxes, for the next five years under the lease agreements are as follows:

FISCAL YEAR  COMMITMENTS   SUBLEASE INCOME     NET
-----------  -----------   ---------------   --------
1999.......  $1,227,035      $1,013,787      $213,248
2000.......   1,229,222         675,858       553,364
2001.......     680,607         --            680,607
2002.......     587,895         --            587,895

K.  EMPLOYEE BENEFIT PLANS:

     Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution which currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 1996, 1997 and 1998, the Company's contributions to the 401(k) Plan amounted to $31,000, $29,500 and $25,000, respectively.

L.  SUBSEQUENT EVENT:

     On July 13 1998, the Company sold 1,200 shares of its Series E Stock for an aggregate of $1.5 million. The sale represented the final installment under the December 1997 agreement (see Note I), as amended in March of 1998, to sell $3.0 million to an institutional investor. Proceeds are to be used to fund working capital. Consistent with the prior issuances under the agreement, the Series E Stock will be convertible into Common Stock at the end of a two year holding period at $1.0625 per share. As part of the agreement, on July 13, 1998, the investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants, which become exercisable at the end of a two-year holding period subject to certain provisions, have an exercise price of $2.125 per share and expire in 2005. The value of these warrants, approximately $918,000, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock in the first quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The section entitled "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or about October 13, 1998, is hereby incorporated by reference.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

               NAME             AGE             POSITIONS WITH THE COMPANY
               ----             ---             --------------------------
Mitchel Sayare, Ph.D..........  50   Chairman of the Board of Directors, Chief
                                     Executive Officer and President
Walter A. Blattler, Ph.D......  49   Executive Vice President, Science and Technology
John M. Lambert, Ph.D.........  47   Vice President, Research and Development
Kathleen A. Carroll...........  46   Vice President, Finance and Administration,
                                     Treasurer and Assistant Secretary

     The background of each executive officer is as follows:

     Mitchel Sayare, Chief Executive Officer, a Director since 1986 and Chairman of the Board of Directors since 1989, joined the Company in 1986. From 1986 to July 1992 and currently since 1994, Mr. Sayare has served as President of the Company. From 1982 to 1985, Mr. Sayare was Vice President for Development at Xenogen, Inc., a biotechnology company specializing in monoclonal antibody-based diagnostic systems for cancer. From 1977 to 1982, Mr. Sayare was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. He holds a Ph.D. in Biochemistry from Temple University School of Medicine.

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

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

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

     (3) Exhibits

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
(3.1)      Restated Articles of Organization(1)
(3.2)      By-Laws, as amended(2)
(4.1)      Article 4 of the Restated Articles of Organization as
           amended (See Exhibits 3.1 and 3.2)(1)
(4.2)      Designation of Series A Preferred Stock(3)
(4.3)      Designation of Series B Preferred Stock(4)
(4.4)      Designation of Series C Preferred Stock(4)
(4.5)      Designation of Series D Preferred Stock(5)
(4.6)      Designation of Series E Preferred Stock(6)
(4.7)      Form of Common Stock Certificate(7)
(10.1)     Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer
           Institute, Inc. (now Dana-Farber Cancer Institute, Inc.)
           with addenda dated as of August 13, 1987 and August 22,
           1989(7)
(10.2)     Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(7)
(10.3)x    Restated Stock Option Plan(8)
(10.4)x    Letter Agreement Regarding Employment dated as of October 1,
           1987 between the Registrant and Dr. Walter A. Blattler(7)
(10.5)     Lease dated May 15, 1997 by and between Harry F. Stimpson,
           III, as trustees, lessor, and the Registrant, lessee(5)
(10.6)     Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty
           Trust, lessor, and Charles River Biotechnical Services, Inc.
           ("Lessee") together with Assignment of Leases dated June 29,
           1989 between Lessee and the Registrant(9)
(10.7)     First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the
           Registrant(10)
(10.8)     Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence
           Realty Trust, lessor, and the Registrant, Lessee(5)
(10.9)x    Letter Agreement Regarding Compensation of Mitchel Sayare,
           dated April 29, 1994(11)
(10.10)    Lease dated as of December 23, 1992 by and between
           Massachusetts Institute of Technology, lessor, and the
           Registrant, lessee(8)
(10.11)    Option Agreement dated April 5, 1990 by and between the
           Registrant and Takeda Chemical Industries, Ltd.(12)
(10.12)    Capital Lease Agreement dated March 31, 1994 by and between the Registrant and Aberlyn Capital Management Limited
           Partnership(11)
(10.13)    Sublease dated as of August 31, 1995 by and between the
           Registrant, as landlord, and Astra Research Center Boston,
           Inc., as tenant(13)
(10.14)    Equipment Use and Services Agreement dated as of August 31,
           1995 by and between the Registrant, as landlord, and Astra
           Research Center Boston, Inc., as tenant(13)
(10.15)    Consent to Sublease and Agreement dated as of August 31,
           1995 by and between Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research
           Center Boston, Inc., as sublessee(13)
(10.16)    Amendment to Lease dated August 31, 1995 between
           Massachusetts Institute of Technology, as lessor, and the
           Registrant, as lessee(14)

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
(10.17)    Securities Purchase Agreement, including the Form of
           Convertible Debenture and The Form of Stock Purchase
           Warrant, dated as of March 15, 1996 by and among the
           Registrant and Capital Ventures International(14)
(10.18)    Registration Rights Agreement dated as of March 15, 1996 by and among the Registrant and Capital Ventures
           International(14)
(10.19)    Letter Agreement dated as of March 21, 1996 by and among the
           Registrant and Capital Ventures International regarding the
           Securities Purchase Agreement dated as of March 15, 1996(14)
(10.20)    Letter Agreement dated as of June 6, 1996 by and among the
           Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(15)
(10.21)    First Amendment to Sublease dated August 31, 1995 by and
           between the Registrant, as landlord, and Astra Research
           Center Boston, Inc., as tenant(16)
(10.22)    Convertible Preferred Stock Purchase Agreement dated as of
           October 16, 1996 between Southbrook International
           Investments, Ltd. and the Registrant, as amended by an
           agreement dated October 16, 1996 and attached thereto(3)
(10.23)    Registration Rights Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the
           Registrant(3)
(10.24)    Warrant dated October 16, 1996 issued to Southbrook
           International Investments, Ltd.(3)
(10.25)    Warrant dated October 16, 1996 issued to Brown Simpson,
           LLC(3)
(10.26)    Warrant dated January 6, 1997 issued to Southbrook
           International Investments, Ltd.(4)
(10.27)    Convertible Debenture, dated as of June 28, 1996, by and
           among the Registrant and The Dana-Farber Cancer Institute,
           Inc.(17)
(10.28)    Form of Warrant issued by the Registrant to LBC Capital
           Resources, Inc.(17)
(10.29)    Research Collaboration Agreement dated July 31, 1997 between
           Apoptosis Technology, Inc. and BioChem Therapeutic Inc.*(5)
(10.30)    License Agreement dated July 31, 1997 between Apoptosis
           Technology, Inc., BioChem Pharma Inc., Tanaud Holdings
           (Barbados) Ltd. and Tanaud L.L.C.*(5)
(10.31)    Stock Purchase Agreement dated July 31, 1997 by and among
           Apoptosis Technology, Inc., BioChem Pharma (International)
           Inc., and the Registrant*(5)
(10.32)    Registration Agreement dated July 31, 1997 between the
           Registrant and BioChem Pharma (International) Inc.(5)
(10.33)    Registration Agreement dated July 31, 1997 between Apoptosis
           Technology, Inc. and the Registrant(5)
(10.34)    Form of Warrant issued by the Registrant to BioChem Pharma
           (International) Inc.(5)
(10.35)    Warrant Certificate dated September 16, 1997 issued to
           Southbrook International Investments, Ltd.(18)
(10.36)    Warrant Certificate dated July 31, 1997 issued to Capital
           Ventures International(18)
(10.37)    Warrant Certificate dated August 1, 1997 issued to Capital
           Ventures International(18)
(10.38)    Warrant Certificate dated August 21, 1997 issued to Capital
           Ventures International(18)
(10.39)    Warrant Certificate dated October 6, 1997 issued to BioChem
           Pharma (International)(18)
(10.40)    Series E Convertible Preferred Stock Purchase Agreement by
           and among ImmunoGen, Inc., Biotechnology Venture Partners,
           L.P., Biotechnology Value Fund, L.P., Biotechnology Value
           Fund, Ltd. and Investment 10, L.L.C. dated December 10,
           1997*(6)
(10.41)    Registration Agreement among ImmunoGen, Inc., Biotechnology
           Venture Partners, L.P., Biotechnology Value Fund, L.P.,
           Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.
           dated December 10, 1997(6)
(10.42)    Form of Warrant Certificate issued by the Registrant to
           Biotechnology Venture Partners, L.P., Biotechnology Value
           Fund, L.P., Biotechnology Value Fund, Ltd. and Investment
           10, L.L.C.(6)
(10.43)    Warrant Certificate dated December 1,1997 issued to Capital
           Ventures International(6)
(10.44)    Warrant Certificate dated December 5,1997 issued to Capital
           Ventures International(6)
(10.45)    Warrant Certificate dated January 5,1998 issued to Capital
           Ventures International(6)
(10.46)    Warrant Certificate dated January 5, 1998 issued to BioChem
           Pharma Inc.(6)
(10.47)    First Amendment to Stock Purchase Agreement dated as of
           March 18, 1998 by and among ImmunoGen, Inc., Biotechnology
           Venture Partners, L.P., Biotechnology Value Fund, Ltd. and
           Investment 10, L.L.C.*(19)

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
(10.48)    License Agreement dated effective June 1, 1998 by and
           between the Registrant and Pharmacia & Upjohn AB*
(21)       Subsidiaries of the Registrant
(23)       Consent of PricewaterhouseCoopers, LLP
(27)       Financial Data Schedule

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

 (4) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q, as amended by Forms 10-Q/A, for the quarter ended December 31, 1996.

 (5) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the year ended June 30, 1997.

 (6) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1997.

 (7) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

 (8) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1992.

 (9) Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

(10) Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

(11) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

(12) Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

(13) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1995.

(14) Previously filed as exhibits to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

(15) Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

(16) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

(17) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3, File No. 333-07661.

(18) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 1997.

(19) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended March 31,1998.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

 (*) The Registrant has filed a confidential treatment request with the Commission with respect to this document.

     (b) Form 8-K dated August 1, 1997 - Item 5: Other Events. The Company and BioChem Pharma Inc. announce collaboration for the discovery and development of novel anti-cancer therapeutics.

         Form 8-K dated December 11, 1997 - Item 5: Other Events. The Company announced the completion of a $3.0 million private placement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMMUNOGEN, INC.

                                          By:      /s/ MITCHEL SAYARE
                                            ------------------------------------
                                                       Mitchel Sayare
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          Dated: September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

                /s/ MITCHEL SAYARE                   Chairman of the Board of        September 25, 1998
---------------------------------------------------  Directors, Chief Executive
                  Mitchel Sayare                     Officer and President
                                                     (principal executive officer)

              /s/ KATHLEEN A. CARROLL                Vice President, Finance and     September 25, 1998
---------------------------------------------------  Administration, Treasurer and
                Kathleen A. Carroll                  Assistant Secretary (principal
                                                     financial officer and
                                                     principal accounting officer)

              /s/ WALTER A. BLATTLER                 Executive Vice President,       September 25, 1998
---------------------------------------------------  Science and Technology, and
                Walter A. Blattler                   Director

                /s/ DAVID W. CARTER                  Director                        September 25, 1998
---------------------------------------------------
                  David W. Carter

               /s/ MICHAEL EISENSON                  Director                        September 25, 1998
---------------------------------------------------
                 Michael Eisenson

               /s/ STUART F. FEINER                  Director                        September 25, 1998
---------------------------------------------------
                 Stuart F. Feiner

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

10.48 License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB

21        Subsidiaries of the Registrant

23        Consent of PricewaterhouseCoopers, LLP

27        Financial Data Schedule