Form 10-Q
period 1998-09-30
IMMUNOGEN INC
filed 1998-11-12
CIK 855654

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

     At November 12, 1998 there were 25,494,552 shares of common stock, par value $.01 per share, of the registrant outstanding.


                           Exhibit Index at Page: 15

                               IMMUNOGEN, INC.
                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

                  a.  Condensed Consolidated Balance Sheets as of
                      September 30, 1998 and June 30, 1998.................  3

                  b.  Condensed Consolidated Statements of Operations
                      for the three months ended September 30, 1998
                      and 1997.............................................  4

                  c.  Condensed Consolidated Statement of
                      Stockholders' Equity for the three months ended
                      September 30, 1998 and the year ended
                      June 30, 1998........................................  5

                  d.  Condensed Consolidated Statements of Cash Flows
                      for the three months ended September 30, 1998
                      and 1997.............................................  6

                  e.  Notes to Condensed Consolidated Financial
                      Statements...........................................  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 10

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk.............................................. 15

PART II. OTHER INFORMATION................................................. 15


SIGNATURES................................................................. 16



                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                IMMUNOGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                  (Unaudited)


                                                           SEPTEMBER 30,       JUNE 30,
                                                                1998             1998
                                                           -------------    -------------

                                     ASSETS

Cash and cash equivalents                                  $   2,410,929    $   1,741,825
Due from related party                                           870,394          915,473
Current portion of note receivable                             1,259,369          960,000
Prepaids and other current assets                                101,653           51,360
                                                           -------------    -------------
    Total current assets                                       4,642,345        3,668,658
                                                           -------------    -------------
Property and equipment, net of accumulated depreciation        1,723,661        1,891,696
Note receivable                                                    -              272,638
Other assets                                                      43,700           43,700
                                                           -------------    -------------
    TOTAL ASSETS                                           $   6,409,706    $   5,876,692
                                                           =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $     595,798    $     699,418
Accrued compensation                                             148,625          225,126
Other accrued liabilities                                        509,407          553,246
Current portion of deferred lease                                 52,756           52,756
                                                           -------------    -------------
    Total current liabilities                                  1,306,586        1,530,546
                                                           -------------    -------------

Deferred lease                                                    21,988           35,176

Stockholders' equity:
  Preferred stock; $.01 par value; authorized
   5,000,000 shares as of September 30, 1998
   and June 30, 1998

  Convertible preferred stock, Series E, $.01
   par value; issued and outstanding 2,400 and
   1,200 shares as of September 30, 1998 and
   June 30, 1998, respectively (liquidation
   preference-stated value)                                           24               12

  Common stock; $.01 par value; authorized
   50,000,000 shares as of as of September 30, 1998
   and June 30, 1998; issued and outstanding
   25,494,552 and 25,419,552 shares as of
   September 30, 1998 and June 30, 1998, respectively            254,945          254,195

  Additional paid-in capital                                 156,013,246      152,782,585
  Accumulated deficit                                       (151,187,083)    (148,725,822)
                                                           -------------    -------------
    Total stockholders' equity                                 5,081,132        4,310,970
                                                           -------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   6,409,706    $   5,876,692
                                                           =============    =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.


                                    IMMUNOGEN, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                      (UNAUDITED)



                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                           1998               1997
                                                      -------------       ------------

REVENUES:
  Development fees                                     $    104,672       $     77,000
  Interest                                                   71,126             45,872
  Licensing                                                     528                597
                                                       ------------       ------------
      Total revenues                                        176,326            123,469
                                                       ------------       ------------

EXPENSES:
  Research and development                                1,425,214          1,552,543
  General and administrative                                344,417            379,270
  Other                                                       1,442              1,555
                                                       ------------       ------------
      Total expenses                                      1,771,073          1,933,368
                                                       ------------       ------------
LOSS FROM OPERATIONS                                     (1,594,747)        (1,809,899)
                                                       ------------       ------------

  Gain on sale of assets                                      3,200              -
  Other income                                               24,947              -
                                                       ------------       ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST           (1,566,600)        (1,809,899)

  Income tax expense                                          2,368                606
                                                       ------------       ------------

NET LOSS BEFORE MINORITY INTEREST                        (1,568,968)        (1,810,505)
                                                       ------------       ------------

  Minority interest in net loss of
   consolidated subsidiary                                  (25,290)           (27,605)
                                                       ------------       ------------

NET LOSS                                                 (1,543,678)        (1,782,900)
                                                       ------------       ------------

  Non-cash dividends on convertible preferred stock         917,583            11,549
                                                       ------------       ------------

NET LOSS TO COMMON STOCKHOLDERS                        $ (2,461,261)      $ (1,794,449)
                                                       ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.10)      $      (0.08)
                                                       ============       ============

SHARES USED IN COMPUTING BASIC AND DILUTED
  LOSS PER SHARE AMOUNTS                                 25,483,139         22,533,758
                                                       ============       ============


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                         IMMUNOGEN, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED JUNE 30, 1998
                                                           (Unaudited)


                                           COMMON STOCK                    PREFERRED STOCK
                                ----------------------------------  -----------------------------
                                                       ADDITIONAL                     ADDITIONAL                       TOTAL
                                                         PAID-IN                        PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                  SHARES     AMOUNT      CAPITAL    SHARES   AMOUNT     CAPITAL        DEFICIT         EQUITY
                                ----------  --------  ------------  ------   ------  ------------  --------------  -------------

BALANCE AT JUNE 30, 1997        21,779,767  $217,797  $139,260,550   2,800    $ 28   $ 5,492,988   $(140,509,406)   $ 4,461,957
                                ==========  ========  ============  ======    ====   ===========   =============    ===========

Stock options exercised            114,302     1,143       101,728     -        -         -               -             102,871
Issuance of Common Stock
 in exchange for shares
 of subsidiary                     475,425     4,754       867,176     -        -         -               -             871,930
Conversion of Series A
 Convertible Preferred
 Stock into Common Stock         1,347,491    13,475     2,209,764  (1,100)    (11)   (2,089,817)         -             133,411
Conversion of Series C
 Convertible Preferred
 Stock into Common Stock           701,180     7,012     1,126,815    (700)     (7)   (1,101,334)         -              32,486
Conversion of Series D
 Convertible Preferred
 Stock into Common Stock         1,001,387    10,014     1,303,287  (1,000)    (10)   (1,287,092)         -              26,199
Issuance of Series E
 Convertible Preferred
 Stock, net of financing
 costs                               -           -           -       1,200      12     1,448,376          -           1,448,388
Value of Common Stock
 purchase warrants issued            -           -         580,056     -        -         -               -             580,056
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs              -           -       4,870,088     -        -         -               -           4,870,088
Non-cash dividends on
 convertible preferred stock         -           -           -         -        -         -             (605,479)      (605,479)
Net loss for the year ended
 June 30, 1998                       -           -           -         -        -         -           (7,610,937)    (7,610,937)
                                ----------  --------  ------------  ------    ----   -----------   -------------    -----------

BALANCE AT JUNE 30, 1998        25,419,552  $254,195  $150,319,464   1,200    $ 12   $ 2,463,121   $(148,725,822)   $ 4,310,970
                                ==========  ========  ============  ======    ====   ===========   =============    ===========

Issuance of Series E
 Convertible Preferred Stock,
 net of financing costs              -           -           -       1,200      12     1,496,251          -           1,496,263
Issuance of Common Stock in
 exchange for Series E
 Preferred Stock placement
 services                           75,000       750       107,062     -        -      (107,812)          -              -
Value of Common Stock
 purchase warrants issued            -           -         917,583     -        -         -               -             917,583
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs              -           -         817,577     -        -         -               -            817,577
Non-cash dividends on
 convertible preferred stock         -           -           -         -        -         -             (917,583)     (917,583)
Net loss for the three months
 ended September 30, 1998            -           -           -         -        -         -           (1,543,678)   (1,543,678)
                                ----------  --------  ------------  ------    ----   -----------   -------------    -----------

BALANCE AT SEPTEMBER 30, 1998   25,494,552  $254,945  $152,161,686   2,400    $ 24   $ 3,851,560   $(151,187,083)   $ 5,081,132
                                ==========  ========  ============  ======    ====   ===========   =============    ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements.


                                         IMMUNOGEN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                           (UNAUDITED)



                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                    1998                 1997
                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(2,461,261)         $(1,794,449)
   Adjustments to reconcile net loss to net cash used for
    operating activities:
     Depreciation and amortization                                  168,035              326,463
     Gain on sale of property and equipment                          (3,200)              -
     Accretion of interest on note receivable                       (26,731)             (26,885)
     Non-cash dividend on convertible preferred stock               917,583               11,549
     Minority interest in net loss of consolidated subsidiary       (25,290)             (27,605)
     Amortization of deferred lease                                 (13,188)             (17,145)
     Changes in operating assets and liabilities:
       Due from related party                                        45,079               -
       Prepaids and other current assets                            (50,293)             298,421
       Accounts payable                                            (103,620)             (22,627)
       Accrued compensation                                         (76,501)            (103,408)
       Other accrued liabilities                                    (43,839)            (115,263)
                                                                -----------          -----------
          Net cash used for operating activities                 (1,673,226)          (1,470,949)
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                       3,200               -
                                                                -----------          -----------
          Net cash provided by investing activities                   3,200               -
                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible preferred stock, net                 1,496,263               -
   Proceeds from issuance of subsidiary convertible
     preferred stock, net                                           842,867            1,746,548
   Principal payments on capital lease obligations                    -                  (37,068)
                                                                -----------          -----------
         Net cash provided by financing activities                2,339,130            1,709,480
                                                                -----------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             669,104              238,531
                                                                -----------          -----------

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                      1,741,825            1,669,050
                                                                -----------          -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                       $ 2,410,929          $ 1,907,581
                                                                ===========          ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Conversion of Series A Preferred Stock to Common  Stock      $     -              $   949,921
                                                                ===========          ===========
   Conversion of Series C Preferred Stock to Common  Stock      $     -              $ 1,101,341
                                                                ===========          ===========
   Issuance of Common Stock in exchange for Series E
     Preferred Stock placement services                         $   107,812          $    -
                                                                ===========          ===========
   Due from related party for quarterly investment payment      $   843,000          $   843,000
                                                                ===========          ===========
   Minority interest                                            $    25,290          $   808,500
                                                                ===========          ===========


 The accompanying notes are an integral part of the condensed consolidated financial statements.


                                 IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial cancer and other pharmaceuticals based on molecular immunology. The Company continues research and development of its various products and technologies, and expects no revenues to be derived from pharmaceutical product sales in the foreseeable future.

     The Company has been unprofitable since inception and expects to incur net losses over the next several years. The Company's cash resources at September 30, 1998 were approximately $2.4 million. In October 1998, an additional $1.1 million was received, as follows: $260,000 was received by the Company as payment on the note receivable from the assignee of one of the Company's facilities and $855,000 was received by Apoptosis Technology, Inc. ("ATI"), the Company's majority owned subsidiary, from its collaborator BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem"), with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses.

     The Company anticipates that its existing capital resources, which includes the $1.1 million received in October 1998, as noted above, will enable the Company to maintain its current and planned operations through February 1999. Because of its continuing losses from operations, the Company will be required to obtain additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Although management continues to pursue additional funding arrangements and/or strategic partners, no assurances can be given that such financing will be available to the Company. If the Company is unable to obtain financing on acceptable terms, it could be forced to further curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the discontinuance of operations.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, collaboration arrangements, third party reimbursements, the need to obtain additional funding, and compliance with governmental regulations.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements at September 30, 1998 and June 30, 1998 and for the three months ended
September 30, 1998 and 1997 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and ATI. The condensed consolidated financial statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur a net loss for the year ended June 30, 1999. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

COMPUTATION OF LOSS PER COMMON SHARE

     Basic and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible equities. Common equivalent shares have not been included in the per share calculations because the effect of outstanding stock options, warrants and convertible preferred stock totaling 12,451,485 and 7,387,166 shares as of September 30, 1998 and 1997, respectively, is antidilutive.

B.   MINORITY INTEREST

     In July 1997, ATI entered into a collaboration agreement with BioChem. The agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development.

     Under the agreement, BioChem will invest a total of $11,125,000 in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over a three-year research term. Proceeds are to be used exclusively to support the research and development activities of the collaboration. The agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. As of September 30, 1998, BioChem had invested $6,067,000, of which $5,224,000 had been received and $843,000 remained outstanding and included within the due from related party on the condensed consolidated balance sheet. As previously noted, the outstanding $843,000 payment was received in October 1998. The remaining $5,058,000 balance of the investment will be paid in equal quarterly installments of $843,000 through July 2001. The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the first date of issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through September 30, 1998, 6,067 shares of ATI preferred stock were issued or issuable to BioChem, representing an 8.2% minority interest (on an if converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss for the quarters ended September 30, 1998 and 1997 by

$25,290 and $27,605, respectively. Based upon an independent appraisal, approximately 3% of the $6,067,000 invested to date, or approximately $182,000 has been allocated to minority interest in ATI, with the remainder, or approximately $5,885,000, allocated to the Company's equity. The research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of special conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time. Of the Company's total $2.4 million in cash and cash equivalents as of September 30, 1998, $1.5 million represents cash and cash equivalents restricted to fund ATI research and administrative expenditures.

     Under the terms of the collaboration agreement, ATI incurs certain fees reimbursable by BioChem. At September 30, 1998, total outstanding fees equaled $27,394 and were reflected on the Company's condensed consolidated balance sheet as due from related party.

     As part of the collaboration agreement with ATI, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules which limits the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of the Company's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of the Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In such event, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

C.   CAPITAL STOCK

     In July 1998, the Company received $1.5 million from the sale of 1,200 shares of its Series E Convertible Preferred Stock ("Series E Stock"). The sale represents the final installment under a December 1997 agreement, as amended, to sell $3.0 million of non-voting, non-dividend-bearing Series E Stock to an institutional investor. Proceeds are to be used to fund working capital. Consistent with prior issuances under the December 1997 agreement, the Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. In connection with the issuance, the investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants, which become exercisable at the end of a two-year holding period, subject to certain provisions, are exercisable at $2.125 per share and expire in 2005. The value of these warrants, approximately $918,000, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock. Additionally, in connection with the sale of the Series E Stock, 75,000 shares of Common Stock were issued as a finder's fee to a third party. The total value of the 75,000 shares of Common Stock issued, $107,812, was determined using the closing price of the Common Stock on the date of issuance and accounted for as a reduction in additional paid-in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since inception, the Company has been primarily engaged in the research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. ATI focuses its efforts on the discovery and development of anti-cancer and anti-viral therapeutics based upon regulation of programmed cell death, or apoptosis. Since July 1, 1997, the Company's primary sources of working capital have been the proceeds from convertible equity financing, federally-sponsored development grants and income earned on invested assets. Moreover, in July 1997, ATI began a three-year research and development collaboration with BioChem. This collaboration has provided and will continue to provide significant funding for ATI's operations. The collaboration also provides for significant milestone and royalty payments for any developed products. Such funding for ATI's operations will initially continue through July 2001.

     To date, the Company has not generated revenues from product sales and expects to incur significant operating losses for the foreseeable future. The Company anticipates that its existing capital resources, which include $1.1 million received in October 1998 (see Liquidity and Capital Resources), will allow it to continue its current and planned operations through February 1999. Consequently, the Company will be required to obtain additional capital and/or establish collaborative funding agreements in the short term to satisfy its ongoing capital needs and to continue its operations beyond February 1999. The Company is actively engaged in discussions with third parties regarding potential financing and/or strategic partnering arrangements involving an equity investment or other funding of the Company by such third parties. However, there can be no assurance that these discussions will result in completed transactions. If the Company is unable to obtain financing on acceptable terms in the future or is unable to obtain funds through collaborative partnerships, it could be forced to further scale back or discontinue its operations.

RESULTS OF OPERATIONS

     Three Months ended September 30, 1998 and 1997

     The Company continues to effectively manage its operational expenditures while actively pursuing additional funding sources. Net loss from operations totaled $1.6 million for the first quarter of fiscal 1999, representing a 13% decrease from the $1.8 million net loss from operations for the first quarter of fiscal 1998.

     Total revenues for the first quarter of fiscal 1999 were $176,000, an increase of $53,000, or 43%, from the same period in fiscal 1998. The revenue for the three months ended September 30, 1998 consisted of $105,000 in Small Business Innovation Research Program ("SBIR") federal grant income and $71,000 in interest income. The Company's revenue for the three months ended September 30, 1997 was comprised of $77,000 in SBIR grant revenue and $46,000 in interest income. In both periods, total revenue was primarily derived from development fees received, on a cost reimbursement basis, under the SBIR program. The increase in SBIR revenue resulted from additional reimbursable expenditures incurred through the three month period ended September 30, 1998 as compared to the three months ended September 30, 1997. Interest income in both periods includes interest earned on cash balances available for investment, and to a lesser extent, interest earned on a note receivable from an assignee of one of the Company's facilities. The increase in total interest income from the first quarter of fiscal 1998 to the same period in fiscal 1999 is directly attributable to increases in the average daily invested cash.

     Research and development expenses decreased 8% to $1.4 million for the three months ended September 30, 1998 from $1.6 for the three months ended September 30, 1997. The decrease represents calendar year 1997 staffing reductions prompted by the Company's decision to refocus its efforts on the development of its huC242-DM1 and huN901-DM1 tumor-activated prodrugs. The decrease was offset by increases related to preclinical testing of huC242-DM1. Future research and development costs are expected to increase consistent with the Company's plan to submit an Investigational New Drug application ("IND") to the United States Food and Drug administration ("FDA") for huC242-DM1 as early as the second quarter of calendar year 1999.

     General and administration expenses decreased 9% to $344,000 for the three months ended September 30, 1998 from $379,000 for the three months ended September 30, 1997. The decrease is related to financing costs associated with the BioChem collaboration incurred in the quarter ended September 30, 1997. General and administration costs necessary to support normal operational expenses as well as additional needs are expected to increase in fiscal 1999.

     Other non-operating income for the three months ended September 30, 1998 includes $3,200 of gain on the sale of equipment and $25,000 in prior period insurance rate settlement gains. No such gains were recorded by the Company during the three month period ended September 30, 1997. Additionally, ATI losses of $25,000 and $28,000 for the quarters ended September 30, 1998 and 1997, respectively, were allocated to ATI's minority stockholder.

     In connection with the July 1998 sale of 1,200 shares of Series E Stock, 1,411,764 warrants to purchase Common Stock were issued to an institutional investor. The value of the warrants, approximately $918,000, or ($0.04) per common share, was determined at the time of their issuance and accounted for as a non-cash dividend on convertible preferred stock. Non-cash dividends accrued in the period ended September 30, 1997 represent dividends earned on the then outstanding convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1997, the Company has financed its cumulative operating deficit of approximately $7.6 million, exclusive of non-cash charges, from various sources, including issuances of convertible equity securities, SBIR grant support, amounts received from the assignment of facilities and equipment, income earned on invested assets and, to a lesser extent, proceeds from exercised stock options.

     In October 1998, subsequent to the balance sheet date, the Company received an additional $1.1 million, as follows: $260,000 was received as payment on the note receivable from the assignee of one of the Company's facilities and $855,000 was received by ATI from its collaborator BioChem with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses.

     Substantially all cash expended for operations for the three months ended September 30, 1998 was used in supporting the various research and development activities of the Company. In addition to funding the net loss of $1.4 million for the three months ended September 30, 1998, exclusive of the non-cash dividends, depreciation and amortization charges, operating cash of approximately $224,000 was used to relieve the aging of accounts payable and other accrued liabilities.

     No cash was expended on capital purchases for the three-month period ended September 30, 1998, nor does the Company anticipate significant expenditures on property and equipment in fiscal 1999.

     In July 1998, the Company sold 1,200 shares of Series E Stock for an aggregate of $1.5 million. Proceeds are to be used to fund working capital. The sale represents the final installment under a December 1997 agreement, as amended, to sell $3.0 million in Series E Stock to an institutional investor. Under the terms of the agreement, upon issuance of the 1,200 shares of Series E Stock, the institutional investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants expire in 2005 and are exercisable after a two-year holding period, subject to certain provisions, at $2.125 per share. Also in connection with the final phase of the Series E Stock sale, 75,000 shares of Common Stock were issued to a third party as a finder's fee.

     Also in July 1998, $843,000 was received from BioChem for the fiscal 1998 fourth-quarter installment investment. As previously described, in October 1998, another $843,000 payment was received with respect to the September 1998 quarterly installment investment.

     As projected future expenditures are expected to exceed revenues for the foreseeable future, the Company will be required to obtain additional capital in the short term. Although management continues to pursue additional funding arrangements and/or strategic partners, no assurances can be given that such financing will in fact be available to the Company. If the Company is unable to complete financing arrangements on acceptable terms, it could be required to further scale back or discontinue its planned operations. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

YEAR 2000 ISSUES

     Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional; this is the so-called "Year 2000" problem. The Company does not believe that it has material exposure with respect to its own internal Year 2000 issues. However, the failure by the Company to convert systems on a timely basis, or a conversion by the Company that is incompatible with other information systems, could have a material effect on its business, financial condition and results of operations. The Company is in the process of sending questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing Year 2000 problems. This vendor review is anticipated to be completed by the end of calendar year 1998. Though not considered likely, the failure of a major supplier, vendor, administrator or custodian with Year 2000 problems to convert its systems on a timely basis, or a conversion that is incompatible with the Company's information systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company, in conjunction with its information systems consultant, has performed an initial evaluation of the impact of the Year 2000 issues on the Company's information systems and has determined that the Company will be required to modify or replace certain accounting and administration software applications such that dates beyond June 30, 1999, the beginning of the Company's fiscal year 2000, will be appropriately recognized. The Company has been assured by its third party software adviser that commercially-produced, compliant software applications are readily available. The Company estimates that expenditures related to the Year 2000 evaluation and remediation will not be material and all remediations are planned to be completed before the end of fiscal year 1999. All such Year 2000 expenditures will be recorded in accordance with the Company's capitalization policy or otherwise expensed as incurred.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's lack of commercial sales, distribution and marketing capabilities; reliance on suppliers of antibodies necessary for production of the products and technologies; the potential development of competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed care reform; the risk of product liability claims;
potential Year 2000 problems and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

     In connection with the July 13, 1998 sale of 1,200 shares of the Company's Series E Stock, the Company issued warrants to purchase 1,411,764 shares of its Common Stock. These warrants, which become exercisable at the end of a two-year holding period, subject to certain provisions, are exercisable at $2.125 per share and expire in 2005. The warrants referred to above were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated thereunder. Proceeds received from the sale of the Series E Stock will be used to fund working capital.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable.

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               IMMUNOGEN, INC.



Date: November 12, 1998                        By: /s/ Mitchel Sayare
                                                   -----------------------------
                                                   Mitchel Sayare
                                                   President and Chief Executive
                                                   Officer
                                                   (principal executive officer)




Date: November 12, 1998                        By: /s/ Kathleen A. Carroll
                                                   -----------------------------
                                                   Kathleen A. Carroll
                                                   Vice President,
                                                   Finance and Administration
                                                   (principal financial officer)