Form 10-Q/A
period 1998-03-31
IMMUNOGEN INC
filed 1998-12-07
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 2

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

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

           At May 5, 1998 there were 25,359,750 shares of common stock, par value $.01 per share, of the registrant outstanding.

           The purpose of this Form 10-Q/A Amendment No. 2 is to amend the previously filed Form 10-Q of ImmunoGen, Inc. for the quarterly period ended March 31, 1998 by augmenting Item 6(a) of Part II thereto to include a revised
Exhibit 10.1 which is herewith resubmitted and redacted pursuant to that certain Confidentiality Request of ImmunoGen, Inc. filed with the Securities and Exchange Commission on May 15, 1998 as amended by letter dated October 14, 1998. Such item is set forth in this Form 10-Q/A Amendment No. 2.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit

            10.1 First Amendment to Stock Purchase Agreement by and among the Registrant, Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated March 18, 1998 (a confidential treatment request has been filed with the Commission with respect to this document)

            10.2 Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

            10.3 Warrant Certificate Dated January 5, 1998 issued to Capital Ventures International (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

            10.4 Form of Warrant Certificate Dated March 26, 1998 issued to BioChem Pharma, Inc. (previously filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

            27      Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 IMMUNOGEN, INC.



DATE: December 7, 1998                        By: /s/ Mitchel Sayare
                                                  -----------------------------
                                                  Mitchel Sayare
                                                  Chief Executive Officer
                                                  (principal executive officer)




DATE: December 7, 1998                        By: /s/ Kathleen A. Carroll
                                                  -----------------------------
                                                  Kathleen A. Carroll
                                                  Vice President,
                                                  Finance and Administration
                                                  (principal financial officer)

                                IMMUNOGEN, INC.

                                 EXHIBIT INDEX



Exhibit

10.1 First Amendment to Stock Purchase Agreement by and among the Registrant, Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated March 18, 1998 (a confidential treatment request has been filed with the Commission with respect to this document)

10.2 Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.3 Warrant Certificate Dated January 5, 1998 issued to Capital Ventures International (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.4 Form of Warrant Dated March 26, 1998 issued to BioChem Pharma, Inc. (previously filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               December 31, 1997)

27             Financial Data Schedule