Form 10-Q
period 1998-12-31
IMMUNOGEN INC
filed 1999-02-16
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998
                                       OR

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

         At February 10, 1999 there were 25,495,219 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 17

                                IMMUNOGEN, INC.
                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.      FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               a. Condensed Consolidated Balance Sheets as of
                  December 31, 1998 and June 30, 1998................................    3

               b. Condensed Consolidated Statements of Operations
                  for the three months and six months ended December 31, 1998
                  and 1997...........................................................    4

               c. Condensed Consolidated Statements of Stockholders' Equity for
                  the six months ended December 31, 1998 and the year ended
                  June 30, 1998......................................................    5

               d. Condensed Consolidated Statements of Cash Flows
                  for the six months ended December 31, 1998 and 1997................    6

               e. Notes to Condensed Consolidated Financial Statements...............    7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................    10

Item 3.        Quantitative and Qualitative Disclosure about Market Risk.............    17

PART II.       OTHER INFORMATION.....................................................    17

SIGNATURES............................................................................   19

                                 IMMUNOGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1998
                                   (Unaudited)

                                                                                               DECEMBER 31,          JUNE 30,
                                                                                                   1998                1998

                                                                                          -------------------     --------------
                        ASSETS
Cash and cash equivalents                                                                    $   2,040,590        $   1,741,825
Due from related party                                                                             874,056              915,473
Current portion of note receivable                                                               1,022,935              960,000
Prepaids and other current assets                                                                   31,098               51,360
                                                                                             -------------        -------------

      Total current assets                                                                       3,968,679            3,668,658
                                                                                             -------------        -------------

Property and equipment, net of accumulated depreciation                                          1,565,539            1,891,696
Note receivable                                                                                       --                272,638
Other assets                                                                                        43,700               43,700
                                                                                             -------------        -------------

           TOTAL ASSETS                                                                      $   5,577,918        $   5,876,692
                                                                                             =============        =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             $     732,850        $     699,418
Accrued compensation                                                                               108,549              225,126
Other current accrued liabilities                                                                  399,385              553,246
Current portion of deferred lease                                                                   52,756               52,756
                                                                                             -------------        -------------

      Total current liabilities                                                                  1,293,540            1,530,546
                                                                                             -------------        -------------

Deferred lease                                                                                       8,800               35,176

Stockholders' equity:
       Preferred stock; $.01 par value; authorized 5,000,000 shares as of
          December 31, 1998 and June 30, 1998:
          Convertible preferred stock, Series E, $.01 par value; issued and outstanding 2,400 and 1,200 shares as of December 31, 1998 and
               June 30, 1998, respectively (liquidation preference-stated value)                        24                   12

       Common stock, $.01 par value; authorized 50,000,000 shares as of as of December 31, 1998 and June 30, 1998; issued and
               outstanding 25,494,552 and 25,419,552 shares as of December 31,
               1998 and June 30, 1998, respectively                                                254,945              254,195

       Additional paid-in capital                                                              156,842,558          152,782,585

       Accumulated deficit                                                                    (152,821,949)        (148,725,822)
                                                                                             -------------        -------------

      Total stockholders' equity                                                                 4,275,578            4,310,970
                                                                                             -------------        -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   5,577,918        $   5,876,692
                                                                                             =============        =============



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         DECEMBER 31,                        DECEMBER 31,
                                                                 -------------------------------     ------------------------------
                                                                       1998           1997               1998              1997
                                                                 --------------    -------------     ------------      ------------
REVENUES:
   Development fees                                              $    157,623      $     40,000      $    262,295      $    117,000
   Interest                                                            72,787            54,591           143,913           100,463
   Licensing                                                              300               942               828             1,539
                                                                 ------------      ------------      ------------      ------------

      Total revenues                                                  230,710            95,533           407,036           219,002
                                                                 ------------      ------------      ------------      ------------
EXPENSES:
   Research and development                                         1,420,868         1,350,530         2,846,082         2,903,073
   General and administrative                                         472,713           580,174           817,130           960,050
   Other                                                                  986             1,414             2,428             2,969
                                                                 ------------      ------------      ------------      ------------
      Total expenses                                                1,894,567         1,932,118         3,665,640         3,866,092
                                                                 ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                               (1,663,857)       (1,836,585)       (3,258,604)       (3,647,090)
                                                                 ------------      ------------      ------------      ------------
   Gain on sale of assets                                               1,000             2,900             4,200             2,900
   Other income                                                           333              --              25,280              --
                                                                 ------------      ------------      ------------      ------------
NET LOSS BEFORE MINORITY INTEREST                                  (1,662,524)       (1,833,685)       (3,229,124)       (3,644,190)
                                                                 ------------      ------------      ------------      ------------
    Minority interest in net loss of consolidated subsidiary          (25,290)          (37,282)          (50,580)          (64,887)
                                                                 ------------      ------------      ------------      ------------
NET LOSS                                                           (1,637,234)       (1,796,403)       (3,178,544)       (3,579,303)
                                                                 ------------      ------------      ------------      ------------
   Non-cash dividends on convertible preferred stock                     --             400,327           917,583           411,880
                                                                 ------------      ------------      ------------      ------------
NET LOSS TO COMMON STOCKHOLDERS                                  $ (1,637,234)     $ (2,196,730)     $ (4,096,127)     $ (3,991,183)
                                                                 ============      ============      ============      ============
BASIC AND DILUTED LOSS PER COMMON SHARE                          $      (0.06)     $      (0.09)     $      (0.16)     $      (0.17)
                                                                 ============      ============      ============      ============
SHARES USED IN COMPUTING BASIC AND DILUTED
   LOSS PER SHARE AMOUNTS                                          25,494,552        24,031,944        25,488,845        23,282,851
                                                                 ============      ============      ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED JUNE 30, 1998
                                   (Unaudited)

                                                                     COMMON STOCK
                                                    -----------------------------------------------
                                                                                       ADDITIONAL
                                                                                        PAID-IN
                                                       SHARES          AMOUNT           CAPITAL
                                                    -------------   --------------   --------------
BALANCE AT JUNE 30, 1997                               21,779,767    $     217,797    $ 139,260,550
                                                    =============    =============    =============

Stock options exercised                                   114,302            1,143          101,728
Issuance of Common Stock in exchange
      for shares of subsidiary                            475,425            4,754          867,176
Conversion of Series A Convertible Preferred
     Stock into Common Stock                            1,347,491           13,475        2,209,764
Conversion of Series C Convertible Preferred
     Stock into Common Stock                              701,180            7,012        1,126,815
Conversion of Series D Convertible Preferred
     Stock into Common Stock                            1,001,387           10,014        1,303,287
Issuance of Series E Convertible Preferred
     Stock, net of financing costs                           --               --               --
Value of Common Stock purchase
     warrants issued                                         --               --            580,056
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs               --               --          4,870,088
Non-cash dividends on convertible preferred
     stock                                                   --               --               --
Net loss for the year ended June 30, 1998                    --               --               --
                                                    -------------    -------------    -------------
BALANCE AT JUNE 30, 1998                               25,419,552    $     254,195    $ 150,319,464
                                                    =============    =============    =============

Issuance of Series E Convertible Preferred
      Stock, net of financing costs                          --               --               --
Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services           75,000              750          107,062
Value of Common Stock purchase
     warrants issued                                         --               --            917,583
Compensation for stock option vesting
     acceleration                                            --               --             13,275
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs               --               --          1,634,672
Non-cash dividends on convertible preferred
     stock                                                   --               --               --
Net loss for the six months ended
     December 31, 1998                                       --               --               --
                                                    -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1998                           25,494,552    $     254,945    $ 152,992,056
                                                    =============    =============    =============

                                                                      PREFERRED STOCK
                                                      ------------------------------------------------
                                                                                            ADDITIONAL
                                                                                              PAID-IN
                                                           SHARES             AMOUNT          CAPITAL
                                                       -------------   ----------------  -------------
BALANCE AT JUNE 30, 1997                                       2,800     $          28     $   5,492,988
                                                       =============     =============     =============

Stock options exercised                                         --                --                --
Issuance of Common Stock in exchange
      for shares of subsidiary                                  --                --                --
Conversion of Series A Convertible Preferred
     Stock into Common Stock                                  (1,100)              (11)       (2,089,817)
Conversion of Series C Convertible Preferred
     Stock into Common Stock                                    (700)               (7)       (1,101,334)
Conversion of Series D Convertible Preferred
     Stock into Common Stock                                  (1,000)              (10)       (1,287,092)
Issuance of Series E Convertible Preferred
     Stock, net of financing costs                             1,200                12         1,448,376
Value of Common Stock purchase
     warrants issued                                            --                --                --
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                  --                --                --
Non-cash dividends on convertible preferred
     stock                                                      --                --                --
Net loss for the year ended June 30, 1998                       --                --                --
                                                       -------------     -------------     -------------
BALANCE AT JUNE 30, 1998                                       1,200     $          12     $   2,463,121
                                                       =============     =============     =============

Issuance of Series E Convertible Preferred
      Stock, net of financing costs                            1,200                12         1,495,193
Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services                --                --            (107,812)
Value of Common Stock purchase
     warrants issued                                            --                --                --
Compensation for stock option vesting
     acceleration                                               --                --                --
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                  --                --                --
Non-cash dividends on convertible preferred
     stock                                                      --                --                --
Net loss for the six months ended
     December 31, 1998                                          --                --                --
                                                       -------------     -------------     -------------
BALANCE AT DECEMBER 31, 1998                                   2,400     $          24     $   3,850,502
                                                       =============     =============     =============

                                                                             TOTAL
                                                        ACCUMULATED      STOCKHOLDERS'
                                                           DEFICIT           EQUITY
                                                       --------------   -------------
BALANCE AT JUNE 30, 1997                               ($140,509,406)    $   4,461,957
                                                       =============     =============

Stock options exercised                                         --             102,871
Issuance of Common Stock in exchange
      for shares of subsidiary                                  --             871,930
Conversion of Series A Convertible Preferred
     Stock into Common Stock                                    --             133,411
Conversion of Series C Convertible Preferred
     Stock into Common Stock                                    --              32,486
Conversion of Series D Convertible Preferred
     Stock into Common Stock                                    --              26,199
Issuance of Series E Convertible Preferred
     Stock, net of financing costs                              --           1,448,388
Value of Common Stock purchase
     warrants issued                                            --             580,056
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                  --           4,870,088
Non-cash dividends on convertible preferred
     stock                                                  (605,479)         (605,479)
Net loss for the year ended June 30, 1998                 (7,610,937)       (7,610,937)
                                                       -------------     -------------
BALANCE AT JUNE 30, 1998                               ($148,725,822)    $   4,310,970
                                                       =============     =============

Issuance of Series E Convertible Preferred
      Stock, net of financing costs                             --           1,495,205
Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services                --                --
Value of Common Stock purchase
     warrants issued                                            --             917,583
Compensation for stock option vesting
     acceleration                                               --              13,275
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                  --           1,634,672
Non-cash dividends on convertible preferred
     stock                                                  (917,583)         (917,583)
Net loss for the six months ended
     December 31, 1998                                    (3,178,544)       (3,178,544)
                                                       -------------     -------------
BALANCE AT DECEMBER 31, 1998                           ($152,821,949)    $   4,275,578
                                                       =============     =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                                 ------------------------------
                                                                                    1998               1997
                                                                                 ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $(4,096,127)     $(3,991,183)
      Adjustments to reconcile net loss to net cash used
       for operating activities:
          Depreciation and amortization                                              334,657          627,447
          Gain on sale of property and equipment                                      (4,200)          (2,900)
          Accretion of interest on note receivable                                   (50,297)         (51,950)
          Compensation for stock option vesting acceleration                          13,275             --
          Non-cash dividend on convertible preferred stock                           917,583          411,880
          Minority interest in net loss of consolidated subsidiary                   (50,580)         (64,887)
          Amortization of deferred lease                                             (26,376)         (34,290)
          Changes in operating assets and liabilities:
              Due from related party                                                  41,417             --
              Prepaids and other current assets                                       20,262          476,055
              Accounts payable                                                        33,432          183,467
              Accrued compensation                                                  (116,577)         (74,888)
              Other accrued liabilities                                             (153,861)         (88,334)
                                                                                 -----------      -----------
                   Net cash used for operating activities                         (3,137,392)      (2,609,583)
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (8,500)            --
      Payment received on note receivable                                            260,000             --
      Proceeds from sale of property and equipment                                     4,200            2,900
                                                                                 -----------      -----------
                   Net cash provided by investing activities                         255,700            2,900
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from convertible preferred stock, net                               1,495,205          986,908
      Proceeds from issuance of subsidiary convertible preferred stock, net        1,685,252        2,540,626
      Principal payments on capital lease obligations                                   --            (37,068)
                                                                                 -----------      -----------
                   Net cash provided by financing activities                       3,180,457        3,490,466
                                                                                 -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              298,765          883,783
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                       1,741,825        1,669,050
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                                        $ 2,040,590      $ 2,552,833
                                                                                 ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Conversion of Series A Preferred Stock to Common Stock                       $      --        $ 1,709,859
                                                                                 ===========      ===========
    Conversion of Series C Preferred Stock to Common Stock                       $      --        $ 1,101,341
                                                                                 ===========      ===========
    Conversion of Series D Preferred Stock to Common Stock                       $      --        $ 1,287,102
                                                                                 ===========      ===========
    Due from related party for quarterly investment payment                      $   843,000      $   843,000
                                                                                 ===========      ===========
    Minority interest                                                            $    50,580      $   106,140
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

                                 IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues the research and development of its various products and technologies, and expects no revenues to be derived from pharmaceutical product sales in the foreseeable future.

         In February, 1999, subsequent to the balance sheet date, the Company entered into an exclusive license agreement with SmithKline Beecham Plc, London/SmithKline Beecham, Philadelphia ("SmithKline") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1. Under the terms of the agreement, in addition to royalty payments on future product sales, if any, the Company could receive up to $41.5 million in up-front cash and milestone payments, subject to the achievement by the Company of certain milestones. Additionally, at ImmunoGen's option, SmithKline will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions (see note B).

         The Company has been unprofitable since inception and expects to incur net losses over the next several years. As of December 31, 1998, the Company's cash resources were approximately $2.0 million. In January 1999, the Company received an additional $1.2 million as follows: $350,000 was received as payment on the note receivable from the assignee of one of the Company's facilities and $865,000 was received by the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), from its collaborator, BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem"), with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses. The Company anticipates that its existing capital resources, which includes the $1.2 million received subsequent to December 31, 1998, and a $1.0 million cash payment expected to be received under the SmithKline agreement in the quarter ended March 31, 1999, will enable the Company to maintain its current and planned operations through the end of fiscal year 1999. If the Company is unable to meet some or all of the specific terms and conditions as set forth within the SmithKline agreement, it may be required to seek alternative financing arrangements, or be required to further curtail or discontinue its operations. The financial statements do not include any adjustments that may result from the discontinuance of operations.

         The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, collaboration arrangements, third-party reimbursements, the need to obtain additional funding, and compliance with governmental regulations.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements at December 31, 1998 and June 30, 1998 and for the three months and six months ended December 31, 1998 and 1997 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and ATI. Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur a net loss for the fiscal year ended June 30, 1999. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

COMPUTATION OF LOSS PER COMMON SHARE

         Basic and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of December 31, 1998 and 1997, the total number of stock options, warrants and other securities convertible into Common Stock equaled 12,435,690 and 9,252,534, respectively. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method, totaled 2,798,286 and 1,400,360 as of December 31, 1998 and 1997, respectively. Common stock equivalents have not been included in the per share calculation because their effect is antidilutive.

B.       SUBSEQUENT EVENT

         In February 1999, the Company entered into an exclusive license agreement with SmithKline to jointly develop and commercialize the Company's lead anti-cancer tumor-activated prodrug, huC242-DM1. In addition to royalty payments on future product sales, if any, the SmithKline agreement is anticipated to provide up to $41.5 million in up-front cash and milestone payments.

The agreement also provides for an equity investment in the Company by SmithKline of up to an additional $5.0 million, at the Company's option, subject to the achievement by the Company of certain milestones. The Company will be responsible for the product's initial assessment in humans, which is expected to begin in the second half of calendar year 1999.

C.   MINORITY INTEREST

         In July 1997, ATI entered into a collaboration agreement with BioChem (the "BioChem Agreement"). The BioChem Agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development.

         Under the BioChem Agreement, BioChem will invest a total of $11,125,000 in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over an initial three-year research term. Proceeds are to be used exclusively to support the research and development activities of the collaboration. The BioChem Agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. As of December 31, 1998, BioChem had invested $6,910,000, of which $6,067,000 had been received and $843,000 remained outstanding and included within the asset entitled "due from related party" on the condensed consolidated balance sheet. As previously noted, the outstanding $843,000 payment was received in January 1999. The remaining $4,215,000 balance of the investment will be paid in equal quarterly installments of $843,000 through July 2000. The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the first date of issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through December 31, 1998, 6,910 shares of ATI preferred stock were issued or issuable to BioChem, representing a 9.3% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss for the quarters ended December 31, 1998 and 1997 by $25,290 and $37,282, respectively. Based upon an independent appraisal, approximately 3% of the $6,910,000 invested to date, or approximately $207,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $6,703,000, allocated to the Company's equity. Under the BioChem agreement, the research term may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of special conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time. Of the Company's total $2.0 million in cash and cash equivalents as of December 31, 1998, $1.6 million represents cash and cash equivalents restricted to fund ATI's research and administrative expenditures.

         As part of the BioChem Agreement with ATI, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of the Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In such event, ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Since inception, the Company has been principally engaged in the research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. ATI focuses its efforts on the discovery and development of anti-cancer and anti-viral therapeutics based upon regulation of programmed cell death, or apoptosis. Since July 1, 1997, the Company's primary sources of working capital have been the proceeds from convertible equity financing, federally-sponsored development grants and income earned on invested assets.

         In July 1997, ATI began a three-year research and development collaboration with BioChem. This collaboration has provided and will continue to provide significant funding for ATI's operations. The collaboration also provides for significant milestone and royalty payments for any developed products. Such funding for ATI's operations will initially continue through July 2000.

         In February 1999, the Company entered into an exclusive license agreement with SmithKline (the "SmithKline Agreement") to jointly develop and commercialize the Company's lead anti-cancer tumor-activated prodrug, huC242-DM1. In preclinical studies, the Company has shown that huC242-DM1 is active against colorectal, pancreatic and non-small cell lung cancers. Under the SmithKline Agreement, the Company could receive up to a total of $41.5 million in up-front and cash-based milestone payments, as well as royalties paid on future product sales, if any. The SmithKline Agreement also provides for an equity investment in the Company by SmithKline of up to an additional $5.0 million, at the Company's option, subject to the achievement by the Company of certain milestones. The Company will be responsible for conducting the product's initial assessment in humans, which is expected to begin in the second half of calendar year 1999.

         To date, the Company has not generated revenues from product sales and expects to incur significant operating losses for the foreseeable future. The Company anticipates that its existing capital resources, which include a $1.0 million cash payment expected to be received under the SmithKline Agreement in the quarter ended March 31, 1999, will enable the Company to maintain its current and planned operations through the end of fiscal year 1999. Moreover, the Company believes that the SmithKline Agreement, while subject to the achievement by the Company of certain milestones, is expected to provide sufficient cash-based milestone payments and equity investments to allow current and planned operations to continue beyond the next fiscal year. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to meet some or all of the terms and conditions in the SmithKline Agreement, it may be required to pursue alternative financing arrangements, or be required to further curtail or discontinue its operations.

RESULTS OF OPERATIONS

         Three months ended December 31, 1998 and 1997

         Net loss from operations totaled $1.7 million for the second quarter of fiscal 1999, representing a 9% decrease from the $1.8 million net loss from operations for the second quarter of fiscal 1998. The Company continues to effectively manage its ongoing operational expenditures. However, future costs are expected to significantly increase as the Company completes preclinical work on its huC242-DM1 product candidate and prepares to submit an Investigational New Drug application to the FDA, which could occur as early as the second quarter of calendar year 1999.

         Total revenues for the second quarter of fiscal 1999 were $231,000, an increase of $135,000, or 141%, from the same quarter ended in fiscal 1998. In both periods, total revenue was derived almost entirely from two sources: development fees received, on a cost reimbursement basis, under the federally-sponsored Small Business Innovation Research Program ("SBIR") program; and interest income. Specifically, for the three months ended December 31, 1998, total revenues consisted of $158,000 in SBIR revenue and $73,000 in interest income. The Company's revenue for the three months ended December 31, 1997 was comprised of $40,000 in SBIR grant revenue and $55,000 in interest income. The increase in SBIR revenue resulted from additional reimbursable TAP development expenditures incurred through the three-month period ended December 31, 1998, as compared to the three-month period ended December 31, 1997. Interest income in both periods includes interest earned on cash balances available for investment, and to a lesser extent, interest earned on a note receivable from an assignee of one of the Company's facilities. The increase in total interest income from the second quarter of fiscal 1998 to the same period in fiscal 1999 is directly attributable to increases in the average daily invested cash balances.

         Research and development expenses increased 5%, to $1.42 million, for the three months ended December 31, 1998 from $1.35 million for the three months ended December 31, 1997. The increase is due primarily to the additional costs associated with the further development of huC242-DM1, offset by a decrease in depreciation expense for the three-month period ended December 31, 1998.

         General and administration expenses decreased 19%, to $473,000, for the three months ended December 31, 1998, from $580,000 for the three months ended December 31, 1997. The decrease was due primarily to reduced depreciation expense and decreases in legal and financing activities incurred in the second quarter of fiscal 1999. General and administration costs are not expected to substantially increase through the remainder of fiscal 1999.

         ATI operating losses of $25,000 and $37,000 for the quarters ended December 31, 1998 and 1997, respectively, were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

         In connection with the December 1997 sale of 800 shares of Series E Convertible Preferred Stock ("Series E Stock"), 941,176 warrants to purchase Common Stock were issued to an institutional investor. The value of the warrants, approximately $390,000, was determined at the time of their issuance and accounted for as a non-cash dividend on convertible preferred stock. Other non-cash dividends accrued in the three-month period ended December 31, 1997, totaling $10,000, represented dividends earned on the then outstanding dividend bearing convertible preferred stock.


Six months ended December 31, 1998 and 1997

         Net loss from operations totaled $3.3 million for the first six months of fiscal 1999, representing a 11% decrease from the $3.6 million net loss from operations for the first six months of fiscal 1998. Total revenues for the six month period ended December 31, 1998 were $407,000, an increase of $188,000, or 86%, from the same six-month period ended December 31, 1997. In both periods, total revenue was primarily derived from development fees received under the SBIR program. Specifically, for the six months ended December 31, 1998, total revenues consisted of $262,000 in SBIR revenue and $144,000 in interest income. The Company's revenue for the six months ended December 31, 1997 was comprised of $117,000 in SBIR grant revenue and $100,000 in interest income. The increase in SBIR revenue resulted from additional reimbursable TAP development expenditures incurred through the six-month period ended December 31, 1998 as compared to the six months ended December 31, 1997. Interest income in both periods includes interest earned on cash balances available for investment and, to a lesser extent, interest earned on a note receivable from an assignee of one of the Company's facilities. The increase in total interest income from the first half of fiscal 1998 to the same period in fiscal 1999 is directly attributable to increases in the average daily invested cash balances.

         Research and development expenses remained consistent at approximately $2.9 million. Although reduced depreciation expense and staffing levels provided for a reduction in total research and development spending over the six-month period ended December 31, 1998, the total savings was offset by increased costs associated with the further development of huC242-DM1.

         General and administration expenses decreased 15% to $817,000 for the six months ended December 31, 1998 from $960,000 for the six months ended December 31, 1997. The decrease is primarily related to reduced depreciation expense and reduced legal and financing related expenditures.

         Non-operating income of $30,000 for the six months ended December 31, 1998 was primarily comprised of prior period, retroactive insurance rate adjustments and, to a lesser extent, gains on the sales of idle assets. For the six-month period ended December 31, 1997, no such rate settlements occurred; however, the Company did realize an immaterial gain on the sale of assets.

         ATI operating losses of $51,000 and $65,000 for the six months ended December 31, 1998 and 1997, respectively, were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

         In connection with the December 1997 sale of 800 shares of Series E Stock, 941,176 warrants to purchase Common Stock were issued to an institutional investor. The value of the warrants, approximately $390,000, was determined at the time of their issuance and accounted for as a non-cash dividend on convertible preferred stock. Other non-cash dividends accrued in the six-month period ended December 31, 1997, totaling $22,000, represented dividends earned on the then outstanding convertible preferred stock.

         In July 1998, 1,200 shares of Series E Stock were sold to an institutional investor for an aggregate of $1.5 million. In connection with the sale of preferred stock, warrants for approximately 1.4 million shares of ImmunoGen Common Stock were also issued. The value of these warrants, $918,000 was recorded as non-cash dividends on convertible preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

         Since July 1, 1997, the Company has financed its cumulative operating deficit of approximately $9.1 million, exclusive of non-cash charges, from various sources, including issuances of convertible equity securities, SBIR grant support, amounts received from the assignment of facilities and equipment, income earned on invested assets and, to a lesser extent, proceeds from exercised stock options.

         Subsequent to December 31, 1998, the Company received an additional $1.2 million, as follows: $350,000 was received as payment on the note receivable from the assignee of one of the Company's facilities, and $865,000 was received by ATI from BioChem with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses.

         Substantially all cash expended for operations for the six months ended December 31, 1998 was used in supporting the Company's various research and development activities. In addition to funding the net loss of $2.9 million for the six months ended December 31, 1998, exclusive of the non-cash dividends, depreciation and amortization charges, operating cash of approximately $269,000 was used for payment of accrued compensation and other accrued liabilities.

         No material amounts were expended on capital purchases for the six-month period ended December 31, 1998. The Company does not anticipate significant expenditures on property and equipment through the remainder of fiscal 1999.

         In July 1998, the Company sold 1,200 shares of Series E Stock for an aggregate of $1.5 million. Proceeds were used to fund working capital. The sale represented the final installment under a December 1997 agreement, as amended, to sell $3.0 million in Series E Stock to an institutional investor. Under the terms of the agreement, in addition to the 1,200 shares of Series E Stock, the institutional investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants expire in 2005 and are exercisable after a two-year holding period, subject to certain provisions, at $2.125 per share. Also in connection with the final phase of the Series E Stock sale, 75,000 shares of Common Stock were issued to a third party as a finder's fee.

         From July 1, 1998 to December 31, 1998, an aggregate of $1.7 million was received from BioChem with respect to the June 30, 1998 and the September 30, 1998 quarterly investments. As previously described, in January 1999, another $843,000 payment was received as payment of the December 1998 quarterly investment.

         The Company anticipates that its existing capital resources, which includes the $1.2 million received subsequent to December 31, 1998, and a $1.0 million cash payment expected to be received under the SmithKline Agreement in the quarter ended March 31, 1999, will enable the Company to maintain its current and planned operations through the end of fiscal year 1999. Moreover, the Company believes that the SmithKline Agreement, while subject to the achievement of certain milestones, will provide sufficient milestone and equity payments to allow current and planned operations to continue beyond the next fiscal year. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to achieve some or all of the milestones in connection with the SmithKline Agreement, it could be required to seek alternative financing arrangements or further scale back or discontinue its planned operations.

YEAR 2000 ISSUES

         Many computer systems were not designed to handle any dates beyond the year 1999; therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional; this is the so-called "Year 2000" problem. Because the Company utlilzes commercially produced software, for which Year 2000 compliant upgrades are available and will be integrated, the Company does not believe that it has material exposure with respect to its own Year 2000 issues. Although considered unlikely, the failure by the Company to convert its systems on a timely basis, or a conversion by the Company that is incompatible with other information systems, could have a material effect on its business, financial condition and results of operations. The Company has sent questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing Year 2000 problems. Based upon information contained in responses received to date, the Company believes that Year 2000 issues have been or will be addressed by the Company's vendors by the end of calendar year 1999. Should a vendor not be able to overcome its Year 2000 system issues, the Company believes that appropriate, alternative vendors are readily available. Though not considered likely, the failure of a major supplier or vendor with Year 2000 problems to convert its systems on a timely basis, or a conversion that is incompatible with the Company's information systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company, in conjunction with its information systems consultant, has performed an evaluation of the impact of the Year 2000 issues on the Company's information systems and has initiated the modification and/or replacement of certain accounting and administration software applications such that dates beyond June 30, 1999, the beginning of the Company's fiscal year 2000, will be appropriately recognized. The Company will be upgrading systems with commercially produced, Year 2000-compliant software applications and estimates that expenditures related to the Year 2000 evaluation and remediation will not be material. All remediations are planned to be completed before the end of fiscal year 1999, with all such Year 2000 expenditures recorded in accordance with the Company's capitalization policy or otherwise expensed as incurred.

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

Item 1.  Legal Proceedings.

         The Company is not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds.

         In July 1997, the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On each of October 6, 1998 and January 13, 1999, investments of $843,000 were made in ATI and warrants corresponding to those amounts were issued in connection with such investments.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Item 5.  Other Information.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Form of Warrant Certificate issued by the Registrant to BioChem Pharma Inc. (previously filed as exhibit
                           10.5 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form 10-Q, as amended by form 10-Q/A, for the quarter ended September 30, 1997)

                  10.2 License Agreement dated February 1, 1999 between the Registrant and

                           SmithKline Beecham Corporation (a confidential treatment request has been filed with the Commission with respect to this document)

                  10.3 Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Plc (a confidential treatment request has been filed with the Commission with respect to this document)

                  27.1     Financial Data Schedule


         (b)      Reports on Form 8-K.

                  Form 8-K dated February 3, 1999 - Item 5: Other Events. The Company announced the signing of a $45 million agreement between the Registrant and SmithKline Beecham Plc, London /SmithKline Beecham, Philadelphia for the development and commercialization of huC242-DM1.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      IMMUNOGEN, INC.


DATE:      FEBRUARY 16, 1999                   BY:  /S/ MITCHEL SAYARE
                                               -------------------------------
                                                    MITCHEL SAYARE
                                               PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)


DATE:      FEBRUARY 16, 1999                   BY:  /S/ KATHLEEN A. CARROLL
                                               -------------------------------
                                                    KATHLEEN A. CARROLL
                                               VICE PRESIDENT,
                                               FINANCE AND ADMINISTRATION
                                              (PRINCIPAL FINANCIAL OFFICER)