Form 10-Q
period 1999-03-31
IMMUNOGEN INC
filed 1999-05-11
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       OR

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

         At May 10, 1999 there were 25,556,803 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 20

                                 IMMUNOGEN, INC.
                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I.      FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               a. Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and June 30, 1998..................................      3

               b. Condensed Consolidated Statements of Operations for the three
                  months and the nine months ended March 31, 1999 and 1998 .........      4

               c. Condensed Consolidated Statements of Stockholders' Equity for
                  the year ended June 30, 1998 and the nine months ended
                  March 31, 1999....................................................      5

               d. Condensed Consolidated Statements of Cash Flows
                  for the nine months ended March 31, 1999 and 1998.................      6

               e. Notes to Condensed Consolidated Financial Statements..............      7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................     10

Item 3.        Quantitative and Qualitative Disclosure about Market Risk............     17

PART II.       OTHER INFORMATION....................................................     17


SIGNATURES..........................................................................     19

                                 IMMUNOGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1999 and June 30, 1998
                                   (Unaudited)

                                                                                           MARCH 31,         JUNE 30,
                                                                                             1999              1998
                                                                                         -------------    -------------


                                     ASSETS

Cash and cash equivalents                                                                $   2,841,445    $   1,741,825
Due from related party                                                                         862,426          915,473
Current portion of note receivable                                                             690,077          960,000
Prepaids and other current assets                                                               56,719           51,360
                                                                                         -------------    -------------

      Total current assets                                                                   4,450,667        3,668,658
                                                                                         -------------    -------------

Property and equipment, net of accumulated depreciation                                      1,492,967        1,891,696
Note receivable                                                                                    -            272,638
Other assets                                                                                    43,700           43,700
                                                                                         -------------    -------------

           TOTAL ASSETS                                                                  $   5,987,334    $   5,876,692
                                                                                         =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                         $     713,728    $     699,418
Accrued compensation                                                                           171,061          225,126
Other current accrued liabilities                                                              499,770          553,246
Current portion of capital lease obligation                                                      7,769              -
Current portion of deferred lease                                                               48,360           52,756
                                                                                         -------------    -------------

      Total current liabilities                                                              1,440,688        1,530,546
                                                                                         -------------    -------------

Capital lease obligation                                                                        19,735              -
Deferred lease                                                                                     -             35,176
                                                                                         -------------    -------------

           TOTAL LIABILITIES                                                                 1,460,423        1,565,722
                                                                                         -------------    -------------
Commitments and contingencies
  Stockholders' equity:
     Preferred stock; $.01 par value; authorized 5,000,000 shares as of March
         31, 1999 and June 30, 1998: Convertible preferred stock, Series E,
         $.01 par value; issued and outstanding 2,400 and 1,200 shares as of
         March 31, 1999 and June 30, 1998, respectively (liquidation
         preference-stated value)                                                                   24               12
       Common stock; $.01 par value; authorized 50,000,000 shares as of
           March 31, 1999 and June 30, 1998; issued and outstanding 25,546,303 and 25,419,552 shares as of March 31, 1999
           and June 30, 1998, respectively                                                     255,463          254,195

       Additional paid-in capital                                                          157,758,247      152,782,585
       Accumulated deficit                                                                (153,486,823)    (148,725,822)
                                                                                         -------------    -------------

      Total stockholders' equity                                                             4,526,911        4,310,970
                                                                                         -------------    -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   5,987,334    $   5,876,692
                                                                                         =============    =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three months and the nine months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                MARCH 31,                       MARCH 31,
                                                       ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------
REVENUES:
   Revenue earned under collaboration agreement        $  1,000,000    $        -      $  1,000,000    $        -
   Development fees                                         115,310         110,000         377,605         227,000
   Interest                                                  45,494          76,571         189,407         177,033
   Licensing                                                    329             502           1,157           2,041
                                                       ------------    ------------    ------------    ------------

      Total revenues                                      1,161,133         187,073       1,568,169         406,074
                                                       ------------    ------------    ------------    ------------


EXPENSES:
   Research and development                               1,417,456       1,395,878       4,263,538       4,298,952
   General and administrative                               432,287         368,643       1,249,417       1,328,693
   Other                                                        754             666           3,182           3,635
                                                       ------------    ------------    ------------    ------------

      Total expenses                                      1,850,497       1,765,187       5,516,137       5,631,280
                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (689,364)     (1,578,114)     (3,947,968)     (5,225,206)
                                                       ------------    ------------    ------------    ------------

   Purchase of incomplete research and
      development technology                                    -          (871,930)            -          (871,930)
   Gain on sale of assets                                       -             8,059           4,200          10,959
   Other income/(expense)                                      (800)            -            24,480             -
                                                       ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                          (690,164)     (2,441,985)     (3,919,288)     (6,086,177)
                                                       ------------    ------------    ------------    ------------

   Minority interest in net loss
      of consolidated subsidiary                             25,290          40,463          75,870         105,350
                                                       ------------    ------------    ------------    ------------

NET LOSS                                                   (664,874)     (2,401,522)     (3,843,418)     (5,980,827)
                                                       ------------    ------------    ------------    ------------

   Non-cash dividends on convertible preferred stock            -           193,599         917,583         605,479
                                                       ------------    ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                        $   (664,874)   $ (2,595,121)   $ (4,761,001)   $ (6,586,306)
                                                       ============    ============    ============    ============


Basic and diluted loss per common share                $      (0.03)   $      (0.10)   $      (0.19)   $      (0.28)
                                                       ============    ============    ============    ============

Shares used in computing basic and diluted
   loss per share amounts                                25,514,229      24,938,749      25,497,183      23,826,759
                                                       ============    ============    ============    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED JUNE 30, 1998 AND THE NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)


                                                                    COMMON STOCK                           PREFERRED STOCK
                                                   ---------------------------------------------   ------------------------------
                                                                                     ADDITIONAL
                                                                                      PAID-IN
                                                       SHARES         AMOUNT          CAPITAL          SHARES           AMOUNT
                                                   -------------   -------------   -------------   -------------    -------------
BALANCE AT JUNE 30, 1997                              21,779,767   $     217,797   $ 139,260,550           2,800    $          28
                                                   =============   =============   =============   =============    =============

Stock options exercised                                  114,302           1,143         101,728             -                -
Issuance of Common Stock in exchange
      for shares of subsidiary                           475,425           4,754         867,176             -                -
Conversion of Series A Convertible Preferred
     Stock into Common Stock                           1,347,491          13,475       2,209,764          (1,100)             (11)
Conversion of Series C Convertible Preferred
     Stock into Common Stock                             701,180           7,012       1,126,815            (700)              (7)
Conversion of Series D Convertible Preferred
     Stock into Common Stock                           1,001,387          10,014       1,303,287          (1,000)             (10)
Issuance of Series E Convertible Preferred
     Stock, net of financing costs                           -               -               -             1,200               12
Value of Common Stock purchase
     warrants issued                                         -               -           580,056             -                -
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs               -               -         4,870,088             -                -
Non-cash dividends on convertible preferred
     stock                                                   -               -               -               -                -
Net loss for the year ended June 30, 1998                    -               -               -               -                -
                                                   -------------   -------------   -------------   -------------    -------------

BALANCE AT JUNE 30, 1998                              25,419,552   $     254,195   $ 150,319,464           1,200    $          12
                                                   =============   =============   =============   =============    =============

Stock options exercised                                   51,751             518          98,681             -                -
Issuance of Series E Convertible Preferred
      Stock, net of financing costs                          -               -               -             1,200               12
Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services          75,000             750         107,062             -                -
Value of Common Stock purchase
     warrants issued                                         -               -           917,583             -                -
Compensation for stock option vesting
     acceleration                                            -               -            13,275             -                -
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs               -               -         2,451,680             -                -
Non-cash dividends on convertible preferred
     stock                                                   -               -               -               -                -
Net loss for the nine months ended
     March 31, 1999                                          -               -               -               -                -
                                                   -------------   -------------   -------------   -------------    -------------

BALANCE AT MARCH 31, 1999                             25,546,303   $     255,463   $ 153,907,745           2,400    $          24
                                                   =============   =============   =============   =============    =============

                                                   PREFERRED STOCK
                                                    -------------
                                                      ADDITIONAL                         TOTAL
                                                       PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                                       CAPITAL          DEFICIT          EQUITY
                                                    -------------    -------------    -------------
BALANCE AT JUNE 30, 1997                            $   5,492,988    ($140,509,406)   $   4,461,957
                                                    =============    =============    =============

Stock options exercised                                       -                -            102,871
Issuance of Common Stock in exchange
      for shares of subsidiary                                -                -            871,930
Conversion of Series A Convertible Preferred
     Stock into Common Stock                           (2,089,817)             -            133,411
Conversion of Series C Convertible Preferred
     Stock into Common Stock                           (1,101,334)             -             32,486
Conversion of Series D Convertible Preferred
     Stock into Common Stock                           (1,287,092)             -             26,199
Issuance of Series E Convertible Preferred
     Stock, net of financing costs                      1,448,376              -          1,448,388
Value of Common Stock purchase
     warrants issued                                          -                -            580,056
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                -                -          4,870,088
Non-cash dividends on convertible preferred
     stock                                                    -           (605,479)        (605,479)
Net loss for the year ended June 30, 1998                     -         (7,610,937)      (7,610,937)
                                                    -------------    -------------    -------------

BALANCE AT JUNE 30, 1998                            $   2,463,121    ($148,725,822)   $   4,310,970
                                                    =============    =============    =============

Stock options exercised                                       -                -             99,199
Issuance of Series E Convertible Preferred
      Stock, net of financing costs                     1,495,193              -          1,495,205
Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services         (107,812)             -                -
Value of Common Stock purchase
     warrants issued                                          -                -            917,583
Compensation for stock option vesting
     acceleration                                             -                -             13,275
Value ascribed to ImmunoGen warrants
     issued to BioChem, net of financing costs                -                -          2,451,680
Non-cash dividends on convertible preferred
     stock                                                    -           (917,583)        (917,583)
Net loss for the nine months ended
     March 31, 1999                                           -         (3,843,418)      (3,843,418)
                                                    -------------    -------------    -------------

BALANCE AT MARCH 31, 1999                           $   3,850,502    ($153,486,823)   $   4,526,911
                                                    =============    =============    =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------

                                                                                      1999           1998
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss to common stockholders                                                $(4,761,001)   $(6,586,306)
   Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                                 444,803        873,712
        Purchase of incomplete research and development technology                        -          871,930
        Loss (gain) on sale of property and equipment                                  (4,200)       (10,959)
        Accretion of interest on note receivable                                      (67,439)       (77,564)
        Compensation for stock option vesting acceleration                             13,275            -
        Non-cash dividend on convertible preferred stock                              917,583        605,479
        Minority interest in net loss of consolidated subsidiary                      (75,870)      (105,350)
        Amortization of deferred lease                                                (39,572)       (47,476)
        Changes in operating assets and liabilities:
           Due from related party                                                      53,047            -
           Prepaids and other current assets                                           (5,359)       204,092
           Accounts payable                                                            14,310        (52,039)
           Accrued compensation                                                       (54,065)      (102,970)
           Other accrued liabilities                                                  (53,476)      (136,656)
                                                                                  -----------    -----------

             Net cash used for operating activities                                (3,617,964)    (4,564,107)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (18,570)           -
   Proceeds from the sale of property and equipment                                     4,200         22,200
   Payment received on note receivable                                                610,000        330,000
                                                                                  -----------    -----------

             Net cash provided by investing activities                                595,630        352,200
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                                               99,199         49,050
   Proceeds from convertible preferred stock, net                                   1,495,205      1,429,136
   Proceeds from issuance of subsidiary convertible preferred stock, net            2,527,550      3,372,705
   Principal payments on capital lease obligations                                        -          (37,068)
                                                                                  -----------    -----------

            Net cash provided by financing activities                               4,121,954      4,813,823
                                                                                  -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             1,099,620        601,916
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                        1,741,825      1,669,050
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                         $ 2,841,445    $ 2,270,966
                                                                                  ===========    ===========



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Capital lease obligation assumed for new equipment                            $    27,504    $         -
                                                                                  ===========    ===========
    Due from related party for quarterly investment payment                       $   843,000    $   843,000
                                                                                  ===========    ===========
    Minority interest                                                             $    75,870    $   131,430
                                                                                  ===========    ===========
    Conversion of Series A Preferred Stock to Common Stock                        $       -      $ 2,089,828
                                                                                  ===========    ===========
    Conversion of Series C Preferred Stock to Common Stock                        $       -      $ 1,101,341
                                                                                  ===========    ===========
    Conversion of Series D Preferred Stock to Common Stock                        $       -      $ 1,287,102
                                                                                  ===========    ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




A.       SIGNIFICANT EVENTS

         In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham Plc, London and SmithKline Beecham, Philadelphia (collectively, "SmithKline") to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1 (the "SmithKline Agreement"). Under the terms of the agreement, the Company could receive up to a total of $41.5 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SmithKline will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions.

         The SmithKline Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1. To that end, the Company will be responsible for the product's initial assessment in humans, which is expected to begin in the second half of calendar year 1999. All costs subsequent to the initial assessment will be the responsibility of SmithKline. The SmithKline Agreement is also expected to provide enough additional funding to support further development of the Company's other current and planned research and development efforts.

         As of March 31, 1999, the first milestone payment of $1.0 million had been received and recorded as collaboration revenue. Pursuant to the SmithKline Agreement, the payment represented a non-refundable, unrestricted milestone where no future obligation to perform exists.


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and expects no revenues to be derived from pharmaceutical product sales in the foreseeable future.

         The Company has been unprofitable since inception and expects to incur net operating losses over the next several years. As of March 31, 1999, the Company's cash resources were approximately $2.8 million. In April 1999, an additional $860,000 was received by the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), from its collaborator, BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem"), with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses. It is anticipated that the Company's existing capital resources will enable current and planned operations to be maintained through at least the end of July 1999. If the Company is unable to meet some or all of the specific terms and conditions as set forth within the SmithKline Agreement to secure future milestone payments, it may be required to seek alternative financing arrangements, or be required to further curtail or discontinue its operations. The financial statements do not include any adjustments that may result from the discontinuance of operations.

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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements at March 31, 1999 and June 30, 1998 and for the three months and the nine months ended March 31, 1999 and 1998 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and ATI. Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or
omitted. The    preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur a net loss for the fiscal year ended June 30, 1999. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

REVENUE RECOGNITION

         Collaboration revenue is recognized pursuant to licensing and collaborative agreements upon the scientific and or regulatory achievement of specified milestones. Non-refundable, unrestricted milestone payments due from collaborators are recognized as revenue in the period in which they are earned.

COMPUTATION OF LOSS PER COMMON SHARE

         Basic and diluted earnings/(loss) per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of March 31, 1999 and 1998, the total number of stock options, warrants and other securities convertible into ImmunoGen Common Stock equaled 12,830,206 and 9,869,486, respectively. ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, totaled 3,188,497 and 1,579,628 as of March 31, 1999 and 1998, respectively. ImmunoGen Common Stock equivalents have not been included in the loss per common share calculation because their effect is antidilutive.


C.       MINORITY INTEREST

         In July 1997, ATI entered into a collaboration agreement with BioChem. The BioChem agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development.

         Under the BioChem agreement, BioChem will invest a total of $11,125,000 in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over an initial three-year research term. Proceeds are to be used exclusively to support the research and development activities of the collaboration. The BioChem agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. As of March 31, 1999, BioChem had invested $7,753,000, of which $6,910,000 had been received and $843,000 remained outstanding and included within the asset entitled "due from related party" on the condensed consolidated balance sheet. As previously noted, the outstanding $843,000 payment was received in April 1999. The remaining $3,372,000 balance of the investment will be paid in equal quarterly installments of $843,000 through July 2000. The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the first date of issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through March 31, 1999, 7,753 shares of ATI preferred stock were issued or issuable to BioChem, representing a 10.5% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss for the quarters ended March 31, 1999 and 1998 by $25,290 and $40,463, respectively. Based upon an independent appraisal, approximately 3% of the $7,753,000 invested to date, or approximately $235,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $7,518,000, allocated to the Company's equity. Under the BioChem agreement, the research term may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to the satisfaction of special conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time. Of the Company's total $2.8 million in cash and cash equivalents as of March 31, 1999, $1.6 million represents cash and cash equivalents restricted to fund ATI's research and administrative expenditures.

         As part of the BioChem agreement, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In such event, ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since inception, the Company has been principally engaged in the research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. ATI focuses its efforts on the discovery and development of anti-cancer and anti-viral therapeutics based upon regulation of programmed cell death, or apoptosis. Since July 1, 1997, the Company's primary sources of working capital have been the proceeds from convertible equity financing, revenue earned under collaborative agreements, federally-sponsored development grants and income earned on invested assets.

         In July 1997, ATI began a three-year research and development collaboration with BioChem. This collaboration has provided and will continue to provide significant funding for ATI's operations. The collaboration also provides for significant milestone and royalty payments for any developed products. Such funding for ATI's operations will initially continue through July 2000.

         In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham Plc, London and SmithKline Beecham, Philadelphia (collectively, "SmithKline") to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1 (the "SmithKline Agreement"). In preclinical studies, the Company has shown that huC242-DM1 is active against colorectal, pancreatic and non-small cell lung cancers. Under the terms of the SmithKline Agreement, the Company could receive up to a total of $41.5 million, subject to the achievement by the Company of specified development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SmithKline will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. As of March 31, 1999, the first non-refundable, unrestricted milestone payment of $1.0 million had been received and recorded as collaboration revenue. The SmithKline Agreement is expected to provide the Company with sufficient funding to carry out its responsibilities in developing huC242-DM1. To that end, the Company will be responsible for the product's initial assessment in humans, which is expected to begin in the second half of calendar year 1999. All costs subsequent to the initial assessment will be the responsibility of SmithKline. The SmithKline Agreement is also expected to provide sufficient cash funding to support further development of the Company's other current and planned research and development efforts.

         To date, the Company has not generated revenues from product sales and expects to incur significant operating losses for the foreseeable future. The Company anticipates that its existing capital resources will enable the Company to maintain its current and planned operations through at least July 1999. Further, the Company believes that the SmithKline Agreement, while subject to the achievement by the Company of certain milestones, is expected to provide sufficient cash-based milestone payments and equity investments to allow current and planned operations to continue beyond the next fiscal year. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to meet some or all of the terms and conditions in the SmithKline Agreement, it may be required to pursue alternative financing arrangements, or be required to further curtail or discontinue its operations.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998

         Net loss from operations totaled $689,000 for the third quarter of fiscal 1999, representing a 56% decrease from the $1.58 million net loss from operations for the third quarter of fiscal 1998. The significant improvement in operational performance is attributed almost entirely to the initial $1.0 million milestone payment received subsequent to the execution of the SmithKline Agreement. This amount represented a non-refundable unrestricted milestone payment where no future obligation to perform exists and, therefore, was recorded as collaboration revenue in the period earned. The Company also continues to effectively manage its ongoing operational expenditures. However, future research and development costs are expected to significantly increase as the Company completes preclinical work on its huC242-DM1 and huN901-DM1 product candidates and prepares to submit an Investigational New Drug ("IND") application to the FDA with respect to huC242-DM1. It is anticipated that the IND application could be submitted as early as the second half of calendar year 1999.

         Total revenues for the third quarter of fiscal 1999 were $1.16 million, representing an increase of $973,000, or 520%, from the same quarter ended in fiscal 1998. As previously described, the $1.0 million SmithKline payment recognized as collaboration revenue in the quarter ended March 31, 1999 represents the largest component of the quarter-to-quarter increase. In both three-month periods ended March 31, total revenue was also derived from development fees received, on a cost reimbursement basis, under the federally-sponsored Small Business Innovation Research Program ("SBIR") program and interest income earned on invested cash balances and on a note receivable from an assignee of one of the Company's facilities. The slight decrease in total interest income from the third quarter of fiscal 1998 to the same period in fiscal 1999 is due primarily to a significant decrease in the principal balance of the outstanding note receivable, offset by interest earned on the SmithKline payment received in late February 1999.

         Research and development expenses marginally increased from $1.40 million for the three months ended March 31, 1998, to $1.42 million for the three months ended March 31, 1999. The increase is due primarily to the additional costs associated with the further development of the huC242-DM1 and huN901-DM1 product candidates, offset by a decrease in equipment-related depreciation expense.

         General and administrative expenses increased 17%, to $432,000, for the three months ended March 31, 1999, from $369,000 for the three months ended March 31, 1998. The increase was due primarily to increased facility, public reporting, and legal fees associated with the SmithKline Agreement incurred during the quarter ended March 31, 1999. Offsetting the increase was a significant reduction in depreciation. General and administration costs are not expected to substantially increase through the remainder of fiscal 1999.

         In January 1998, a minority interest holder of ATI common stock exercised a put option which required the Company to issue the equivalent of $871,930 in ImmunoGen Common Stock in exchange for the holder's 500,000 shares of ATI common stock. The value of the ImmunoGen Common Stock issued was pre-determined by the terms of the put option and subject to the closing price of the ImmunoGen Common Stock on the date of exercise. The value of the incremental ATI ownership purchased by the Company was ascribed to incomplete research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per basic and diluted share, was charged to operations.

        ATI operating losses of $25,000 and $40,000 for the quarters ended March 31, 1999 and 1998, respectively, were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

         In connection with the March 1998 sale of 400 shares of Series E Convertible Preferred Stock ("Series E Stock"), 470,589 warrants to purchase Common Stock were issued to an institutional investor. The value of the warrants, approximately $194,000, was determined at the time of their issuance and accounted for as a non-cash dividend on convertible preferred stock.


Nine months ended March 31, 1999 and 1998

         Net loss from operations totaled $3.95 million for the first nine months of fiscal 1999, representing a 24% decrease from the $5.23 million net loss from operations for the first nine months of fiscal 1998. Total revenues for the nine-month period ended March 31, 1999 were $1.57 million, an increase of $1.16 million, or 283%, from the same nine-month period ended March 31, 1998. Consistent with the quarterly results, the decrease in the cumulative loss from operations resulted from the recognition of $1.0 million in milestone-related collaboration revenue. In both nine-month periods ended March 31, 1999 and 1998, revenue was also derived from development fees received under the SBIR program and interest income. The increase in SBIR revenue is attributed to the Company incurring additional reimbursable huC242-DM1 and huN901-DM1 preclinical development expenditures through the nine-month period ended March 31, 1999 as compared to the nine months ended March 31, 1998. Interest income in both periods includes interest earned on cash balances available for investment and, to a lesser extent, interest earned on a note receivable from the assignee of one of the Company's facilities. The increase in total interest income in the nine-month period ended March 31, 1998 to the same period in 1999 is a result of increases in the average daily invested cash balances, offset by decreases in the average principal balance of the outstanding note receivable.

         Research and development expenses remained consistent at approximately $4.3 million for the nine months ended March 31, 1999 and 1998. Although reduced depreciation expense and staffing levels provided for a reduction in total research and development costs, the total savings was offset by increased spending associated with the further development of huC242-DM1 and huN901-DM1. Future research and development expenses are expected to increase as the Company prepares to begin clinical testing of its lead product candidate, huC242-DM1, anticipated for the second half of calendar 1999. Similarly, additional preclinical development costs associated with the Company's huN901-DM1 product candidate are also expected to increase future research and development spending.

         General and administrative expenses decreased 6%, to $1.25 million, for the nine months ended March 31, 1999, from $1.33 million for the nine months ended March 31, 1998. The decrease is primarily related to reduced depreciation expense and reduced legal and financing-related expenditures incurred during the first nine months of fiscal 1999 as compared to the same period in fiscal 1998.

         Non-operating income of approximately $29,000 for the nine months ended March 31, 1999 was primarily composed of prior period, retroactive insurance rate adjustments and, to a lesser extent, gains on the sales of idle assets. For the nine-month period ended March 31, 1998, no such rate settlements occurred; however, the Company did realize a small gain on the sale of idle assets. ATI operating losses of $76,000 and $105,000 for the nine-month periods ended March 31, 1999 and 1998, respectively, were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

         Through March 1998, 1,200 shares of Series E Stock were sold to an institutional investor as part of an original agreement to sell a total of 2,400 shares of Series E Stock for $3.0 million. In connection with the sales of the preferred stock through March 1998, warrants for approximately 1.4 million shares of ImmunoGen Common Stock were issued. The value of these warrants, approximately $584,000, was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock. Other non-cash dividends accrued in the nine-month period ended March 31, 1998, totaling approximately $22,000, represented dividends accrued on the then outstanding dividend-bearing convertible preferred stock.

         In July 1998, another 1,200 shares of Series E Stock were sold to the institutional investor for an aggregate of $1.5 million. Consistent with prior Series E Stock sales, warrants to purchase shares of ImmunoGen Common Stock were also issued. The value of the additional 1.4 million warrants issued in July 1998, approximately $918,000, was determined at the time of their issuance and recorded as non-cash dividends on convertible preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

         Since July 1, 1997, the Company has financed its cumulative cash-based operating deficit of approximately $9.6 million, exclusive of non-cash charges, from various sources, including revenues earned under collaboration agreements, issuances of convertible equity securities, SBIR grant support, amounts received from the assignment of facilities and equipment, income earned on invested assets and, to a lesser extent, proceeds from exercised stock options. Subsequent to March 31, 1999, the Company received $860,000 from BioChem with respect to BioChem's quarterly investment of $843,000 plus certain reimbursable expenses.

         Substantially all cash expended for operations for the nine months ended March 31, 1999 was used to support the Company's various research and development activities. In addition to funding the net loss of $3.4 million for the nine months ended March 31, 1999, exclusive of the non-cash dividends, depreciation and amortization charges, operating cash of approximately $99,000 was used for certain prepaid expenses and other various accrued liabilities.

         No material amounts were expended on capital purchases for the nine-month period ended March 31, 1999. However, in March 1999, the Company entered into an agreement to lease additional computer hardware needed to upgrade certain research and administrative functions. The basic lease payments were derived using current market rates of interest available to the Company and are payable in monthly installments over a three-year period. The lease agreement contains an option to purchase the equipment at the end of the lease term for 10% of the original capitalized cost. Although the Company is exploring further computer and research equipment upgrades, significant cash-based expenditures on property and equipment through the remainder of fiscal 1999 are not expected.

         In July 1998, the Company sold 1,200 shares of Series E Stock for an aggregate of $1.5 million. Proceeds were used to fund working capital. The sale represents the final installment under a December 1997 agreement, as amended, to sell $3.0 million of Series E Stock to an institutional investor. Under the terms of the agreement, in addition to the 1,200 shares of Series E Stock, the institutional investor also received warrants to purchase 1,411,764 shares of Common Stock. These warrants expire in 2005 and are exercisable after a two-year holding period, subject to certain provisions, at $2.125 per share. Also in connection with the final phase of the Series E Stock sale, 75,000 shares of Common Stock were issued to a third party as a finder's fee.

         From July 1, 1998 to March 31, 1999, an aggregate of $2.5 million was received from BioChem with respect to the June 30, 1998, September 30, 1998 and December 31, 1998 quarterly investments. As previously described, in April 1999, another $843,000 payment was received as payment of the March 1999 quarterly investment.

         The Company anticipates that its existing capital resources, which include the $860,000 received from BioChem subsequent to March 31, 1999, will enable the Company to maintain its current and planned operations through at least the end of July 1999. Moreover, the Company believes that the SmithKline Agreement, while subject to the achievement of certain development milestones, will not only provide sufficient equity and milestone payments to carry out its responsibilities in developing huC242-DM1, but also provide enough additional funding to support further development of the Company's other current and planned research and development efforts. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to achieve some or all of the milestones in connection with the SmithKline Agreement, it could be required to seek alternative financing arrangements or further scale back or discontinue its planned operations.

YEAR 2000 ISSUES

         Many computer systems were not designed to handle any dates beyond the year 1999; therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. This is the so-called "Year 2000" problem. The Company is currently in the final phases of upgrading all of its operational and scientific software to commercially produced Year 2000 compliant versions. Accordingly, the Company does not believe that it has material exposure with respect to its own Year 2000 issues. Although considered unlikely, conversions that are incompatible with other information systems could have a material effect on the Company's business, financial condition and results of operations. The Company has also sent questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing their respective Year 2000 problems. Based upon information contained in responses received to date, the Company believes that Year 2000 issues have been or will be addressed by the Company's critical vendors by the end of calendar year 1999. Should a vendor not be able to overcome its respective Year 2000 system issues, the Company believes that appropriate, alternative vendors are readily available. Though not considered likely, the failure of a major supplier or vendor with Year 2000 problems to convert its systems on a timely basis, or a conversion that is incompatible with the Company's information systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company, in conjunction with its information systems consultants, has performed an evaluation of the impact of the Year 2000 issues on the Company's information systems and has implemented the necessary modifications and/or replacements of certain accounting, administration and research-focused software applications, such that dates beyond June 30, 1999, the beginning of the Company's fiscal year 2000, will be appropriately recognized. All upgraded administrative and research-based information systems are commercially produced, Year 2000-certified software applications. To date, Year 2000 remediation expenses have not been material, and the Company does not anticipate that it will incur any additional significant future expenditures in relation to Year 2000 issues. All implemented Year 2000 remediations have been recorded in accordance with the Company's capitalization policy or otherwise expensed as incurred.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's lack of commercial sales, distribution and marketing capabilities; reliance on suppliers of antibodies necessary for production of the products and technologies; the potential development of competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships or be able to develop and maintain strategic alliances; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

PART II.

Item 1.  Legal Proceedings.

         The Company is not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds.

         In July 1997, the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On each of October 6, 1998, January 13, 1999 and April 9, 1999, investments of $843,000 were made in ATI, and warrants corresponding to those amounts were issued in connection with such investments.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Form of Warrant Certificate issued by the Registrant to BioChem Pharma Inc. (previously filed as exhibit
                           10.5 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form 10-Q, as amended by form 10-Q/A, for the quarter ended September 30, 1997)

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IMMUNOGEN, INC.




Date:    May 11, 1999                        By: /s/ Mitchel Sayare
                                                 -------------------------------
                                                 Mitchel Sayare
                                                 President and Chief Executive
                                                 Officer
                                                 (principal executive officer)



Date:    May 11, 1999                        By:  /s/ Kathleen A. Carroll
                                                  ------------------------------
                                                  Kathleen A. Carroll
                                                  Vice President,
                                                  Finance and Administration
                                                  (principal financial officer)

                               INDEX TO EXHIBITS



EXHIBIT
  NO.         DESCRIPTION
-------       -----------

  27          Financial Data Schedule