Form 10-K405
period 1999-06-30
IMMUNOGEN INC
filed 1999-09-28
CIK 855654

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at September 15, 1999: $53,571,450 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 15, 1999: 26,692,336 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
================================================================================

ITEM 1.  BUSINESS

THE COMPANY

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") develops pharmaceuticals, primarily for the treatment of cancer. The Company's product candidates are called tumor-activated prodrugs ("TAPs") and are based on its proprietary immunoconjugate technology platform. Unlike conventional chemotherapeutic agents, TAPs are intended to deliver potent chemotherapy specifically to a tumor. Each TAP immunoconjugate comprises a small-molecule drug which has been chemically linked to a monoclonal antibody. The small-molecule drugs are highly potent cell-killing (cytotoxic) agents, while the monoclonal antibodies identify and bind to tumor cells. An important characteristic of TAPs is that they remain inactive and nontoxic until they bind to the surface of a target cell, after which their full cytotoxicity is restored.

     In August 1999, ImmunoGen filed an Investigational New Drug ("IND") application with the United States Food and Drug Administration ("FDA") to begin human trials of huC242-DM1/SB-408075, the Company's lead product candidate for the treatment of colorectal and pancreatic cancers. In September 1999, the IND became effective, and the Company expects that Phase I trials will begin before calendar year-end 1999. HuC242-DM1/SB-408075 is being developed in collaboration with SmithKline Beecham plc ("SB") under a license agreement executed in February 1999. The Company's other TAP candidate, huN901-DM1, is currently in preclinical testing for the treatment of small-cell lung cancer. ImmunoGen is aggressively pursuing a corporate partner to support the development and commercialization of this product.

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

     ATI has identified several key proteins which play a role in the regulation of apoptosis in cancer cells and virus-infected cells. Using this information, ATI has developed proprietary biochemical model systems, or screens, with which to identify leads for drug development. In August 1997, the Company announced a collaboration between ATI and BioChem Pharma Inc. ("BioChem"), a Canadian biopharmaceutical company, for the discovery and development of novel anti-cancer therapeutics using screens developed at ATI. See "-- Licenses -- Apoptosis Technology, Inc. -- BioChem Pharma Inc."

     TAPs and ATI's drug discovery technologies represent two different approaches to developing new cancer therapeutics. Since combination therapy is prevalent in cancer, the Company expects that drugs developed using ATI's approach may be complementary to the Company's TAPs.

     - The Company has a multi-faceted business strategy which includes:

     - Developing and commercializing huC242-DM1/SB-408075 with SB;

     - Pursuing a partner to support aggressive clinical development and commercialization of huN901-DM1;

     - Collaborating with third parties to create new TAPs that will employ ImmunoGen's immunoconjugate technology in combination with antibodies furnished by such third parties;

     - Self-funding the development of some TAPs using monoclonal antibodies obtained from third parties;

     - Utilizing additional chemotherapeutics, such as DC1, to complement and broaden existing TAPs; and

     - Exploiting its proprietary antibody resurfacing technology.

     See "-- Business Strategy."

TUMOR-ACTIVATED PRODRUGS (TAPS)

     Despite recent advances in diagnosis and treatment, cures in many forms of cancer continue to be elusive. Surgery may be used to remove primary masses of some solid tumors, but it is largely ineffective once the tumor spreads to other parts of the body (metastatic disease). Treatment with combination chemotherapy and radiation also may not be capable of eradicating disease because of inadequate drug potency at the tumor site, the result of limitations in dosage due to side-effects on healthy tissues. For the most part, these agents attack dividing cells -- not only rapidly dividing cancer cells, but also other cells undergoing cell division such as bone marrow and certain epithelial cells (e.g., hair follicles and the gastrointestinal lining). As a further impediment to successful therapy, tumor cells may be genetically predisposed to become resistant to treatment with chemotherapy or radiation, making repeat courses of therapy often ineffective.

     Because of toxicities, limited potency and resistance associated with conventional anti-cancer therapies, a significant need still exists for new therapeutic products. One way in which the Company seeks to address this therapeutic void is through applications of its tumor cell-specific TAP immunoconjugate technology for the targeted delivery of highly potent chemotherapeutic drugs to tumor cells. Importantly, because TAPs are inactive until released from the antibody inside the target cell, they are capable of killing tumor cells while sparing normal cells -- even those in close association with a tumor.

     Each of the Company's TAPs consists of a monoclonal antibody coupled to a small-molecule agent (an effector molecule) with a high degree of cell-killing ability/potency. A monoclonal antibody is a protein which detects and binds to a specific antigen, or marker. Since cancer cells may have unique antigens on their surface, an antibody with the appropriate specificity for those cells may be used as a targeting agent. Importantly, some of these markers are found on several types of tumors. A TAP which uses an antibody that targets such markers therefore may be used in the treatment of different types of tumors.

     ImmunoGen has identified monoclonal antibodies which it believes possess the requisite characteristics for use in TAPs. Two of these, huC242 and huN901, are used in ImmunoGen's TAP product candidates currently in development for the treatment of colorectal cancer and small-cell lung cancer, respectively. The Company has performed additional laboratory experiments using the C242 antibody which suggest that it may also be useful to target pancreatic tumors and non small-cell tumors of the lung.

     The Company believes the following attributes distinguish its TAP immunoconjugates from other anti-cancer agents and suggest its TAP may have enormous potential:

     - Targeting, which directs the cell killing potential of TAPs specifically to the tumor;

     - A stable linkage and release mechanism, allowing the high potency of the effector molecule to be released after binding to and internalization by the tumor cell;

     - A high degree of cell-killing at the tumor site; and

     - A tolerable side-effect profile and, consequently, a minimal disturbance of patients' quality of life during treatment.

     Small-Drug Effector Molecules: The Company has conducted laboratory and animal tests of two types of small-molecule drugs which it believes offer great promise for use as effector molecules in TAPs. The Company has developed derivatives of these drugs which allow them to be attached to antibodies to target tumor cells and allow for their release in a fully active form at the target site.

     The first compound, DM1, is a potent inhibitor of cell division. It is derived from maytansine, a natural product. ImmunoGen has incorporated DM1 into TAPs for the treatment of colorectal cancer and small-cell lung cancer. Two United States patents covering the use of maytansine in conjugated form have issued to the Company. Several patent applications are undergoing prosecution abroad. See "-- Patents, Trademarks and Trade Secrets."

     The second small-drug compound, DC1, is one of a class of agents called DNA groove-binding compounds. After binding to DNA, these agents remain strongly fixed to it, thereby interfering with cellular function and inducing the death of cells. In December 1998, United States patent No. 5,846,545 covering the use of DC1 in immunoconjugates issued to the Company. See "-- Patents, Trademarks and Trade Secrets."

     Because different tumor types possess different biological characteristics, DM1-based TAPs may be more effective against some tumor types, while DC1-based TAPs may be more effective against others. To be able to treat a broad range of cancers effectively, the Company develops both classes of small molecules.

     Based on its in vitro and animal studies, the Company believes that TAPs containing either DM1 or DC1 will be more effective than current anti-cancer drugs at killing tumor cells. This high degree of killing power is important in shrinking large tumor masses. In animal studies of mice specially bred to tolerate human tumors, the Company's TAPs have shown therapeutic efficacy and complete cures at doses with no detectable toxicity.

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

     The Company, in collaboration with researchers at the University of Bath in the United Kingdom, has developed a proprietary method, called resurfacing, which it uses to humanize the monoclonal antibodies it uses in its immunoconjugates. As a result of extensive in vitro testing and computer modeling, the Company believes it has successfully humanized several monoclonal antibodies using resurfacing, including C242 and N901. However, until patients are treated with TAPs containing such antibodies, successful humanization cannot be verified.

  TAP Products

     HUC242-DM1/SB-408075. ImmunoGen uses an antibody, C242, which the Company believes possesses the requisite specificity as a targeting agent. The antibody binds to all, and binds strongly to approximately 70% of, colorectal cancers and has minimal cross-reactivity with normal human tissues. In addition, laboratory tests indicate that the marker targeted by C242 is found on all pancreatic tumors and non small-cell lung tumors tested.

     According to estimates of the American Cancer Society ("ACS"), there will be 129,400 new cases of colorectal cancer in the United States in 1999, and 56,600 deaths from the disease. The ACS also estimates that in the United States during 1999, there will be 28,600 new cases of pancreatic cancer and 28,600 deaths, as well as 171,600 new cases and 158,900 deaths from lung cancer. The Company has linked the humanized version of C242 ("huC242") to the small-molecule drug, DM1. Because DM1 is a small-molecule, nonprotein drug, huC242-DM1/SB-408075 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy. HuC242-DM1/SB-408075 therefore may be a suitable agent for substantially shrinking or eliminating large tumor masses, either used alone or in combination with other chemotherapeutics. In June 1998, the Company executed an agreement to license use of the huC242 antibody in maytansinoid products for the treatment of cancer from its discoverer, Pharmacia & Upjohn AB. See "--Licenses -- ImmunoGen, Inc. -- Pharmacia & Upjohn AB."

     The Company expects to begin human studies of huC242-DM1/SB-408075 in colorectal and pancreatic cancer patients by calendar year end 1999. Clinical development and commercialization of this product will be supported through ImmunoGen's 1999 agreement with SB, which is worth more than $45 million not including royalties on any product sales (see note E to the financial statements).

     The preclinical testing of this product has also been supported in part by the National Cancer Institute ("NCI") of the National Institutes of Health. In August 1997, the Company announced receipt of a $750,000 Phase II Small Business Innovation Research grant from NCI to support preclinical research and development of huC242-DM1/SB-408075, including final product formulation in advance of the start of human clinical studies. The award is for $375,000 annually for two years retroactive to April 1, 1997.

     HUN901-DM1. This product consists of the humanized version of the antibody, N901, conjugated to DM1. N901 binds to CD56, an antigen found on the surface of small-cell lung cancer cells. This antibody also has been humanized using the Company's resurfacing technology. The Company has established cell lines that express humanized N901 at sufficiently high levels to be suitable for scale up. As with huC242-DM1/SB-408075, huN901-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy.

     Of the 171,600 new cases of lung cancer estimated by ACS for 1999, approximately 20 percent are expected to be small-cell lung cancer.

     The Company expects to test the ability of huN901-DM1 to substantially reduce or eliminate small-cell lung tumors. The Company conducted pilot animal studies with huN901-DM1 in cynomolgus monkeys during the past year. No significant toxicities or pathological abnormalities were observed at doses that had been shown to be curative in human tumor models in immunodeficient mice. The Company currently is seeking a corporate partner to support aggressive clinical development and commercialization of this product. See "--Business Strategy."

APOPTOSIS TECHNOLOGY

     Recent research has shown that human cells have an intrinsic "suicide program" called apoptosis. All cells which undergo apoptosis do so in order to protect the body against disease. Defects in this program may allow cancer cells to survive and proliferate or viruses to reproduce and spread. Inappropriate regulation of apoptosis also has emerged as a key factor in immunological, neurodegenerative and cardiovascular diseases, as well as cancer. Based on the belief that regulation of the biochemical pathways leading to apoptosis offers a promising, novel approach to the treatment of disease, the Company established ATI as a majority-owned subsidiary to pursue development of therapeutics for the regulation of apoptosis.

     ATI's drug discovery approach is "gene-based"; namely, it is predicated on the identification and understanding of the role specific genes and gene products play in the biochemical pathways regulating apoptosis. A gene-based approach has particular appeal in cancer and viral diseases because inhibition of the apoptotic program is recognized as an essential element of these diseases. ATI focuses its research in these two areas. ATI has identified several key proteins which regulate apoptosis in cancer cells and viruses. Using these proteins, ATI has developed proprietary screens with which to identify leads for drug development.

     In August 1997, the Company announced a collaboration between ATI and BioChem for the discovery and development of novel anti-cancer therapeutics based on the use of ATI's proprietary screens for the identification of compounds that regulate the activity of "anti-death" genes and cellular survival factors. In accordance with the collaborative research plan, during 1998 and 1999, ATI delivered a total of four high-throughput screens to BioChem. All four screens have been used by BioChem to screen their chemical compound library. "Hits" have been identified and these hits are now being evaluated by BioChem to determine their suitability for compound lead development.

  Regulation of Apoptosis and Cancer

     In normal, healthy tissue, cell proliferation and cell death are intimately linked, providing an efficient means for organisms to control unwanted or excess cellular proliferation. Cancer cells have accumulated mutations, however, that circumvent the normal regulation of proliferation and cell death, leading to excess and uncontrolled cell growth. Tumor cells escape apoptosis through the active suppression, or blockage, of stimuli which otherwise would directly induce cell death. The restoration of apoptosis in these cells by interference with such blockage of the cell-death pathway therefore constitutes a promising, gene-based approach to the eradication of cancer.

     It is now well accepted within the scientific community that there are two key, distinct mechanisms that block apoptosis in cancer cells: (i) the activation of "anti-death" genes; and (ii) the regulation of cellular survival factors. Some types of cancer cells may survive due to the activation of anti-death genes while others may survive due to the activation of specific survival signals.

     Activation of "anti-death" genes. Bcl-2, the product of one of these anti-death genes, is a member of a family of proteins that has been shown to regulate apoptosis. Some of these proteins actively suppress apoptosis while others trigger it. Interactions between those members of the Bcl-2 family which promote apoptosis, and those which suppress it, regulate the cell-death program. The Bcl-2 protein has been shown to block apoptosis in tumors and also to make tumors resistant to chemotherapy. ATI believes that inhibition of the function of Bcl-2 and other Bcl-2 family cell-death suppressors may restore the susceptibility of a tumor cell to apoptosis and thereby provide an innovative approach to the development of anti-cancer therapeutics. A specific cellular screen was developed to find inhibition of Bcl-2 family cell-death suppressors, and this was delivered to BioChem in 1999 as part of the ATI/BioChem collaboration.

     ATI has collaborated in this area with researchers at the Medical Center of St. Louis University ("SLU"). In March 1998, ATI licensed rights to certain SLU inventions relating to methods and use of Bcl-2 in modulating apoptosis. See "-- Licenses -- Apoptosis Technology, Inc. -- St. Louis University."

     ATI has discovered and characterized several proteins of the Bcl-2 family that are potent promoters of cell death, but whose function in tumor cells is disrupted by cell-death suppressors such as Bcl-2. The first of these is the Bak protein. Laboratory experiments have shown that expression of Bak induces rapid and extensive apoptosis, raising the possibility that it is directly involved in triggering the cell-death program. In September 1997, United States patent No. 5,672,686 issued to ATI claiming antibodies which bind to the Bak protein. ATI also has filed an additional United States patent application claiming methods and use of Bak. See "-- Patents, Trademarks and Trade Secrets."

     ATI and collaborators have discovered two other promoters of cell death, Bik and Bbk. In November 1998, United States patent No. 5,834,234 issued to ATI claiming composition of matter of Bbk; ATI also has filed separate United States patent applications claiming methods and use of Bbk and Bik.

     Importantly, ATI scientists also have identified BH3, a domain present in all three of these promoters of cell death, as well as in other proteins of the Bcl-2 family. ATI believes that BH3, also known as the GD domain, is sufficient for the triggering of cell death. ATI believes that the reason apoptosis is blocked in tumor cells is due to the binding of Bcl-2-related cell-death suppressors to BH3. Identification of the BH3 domain therefore gives ATI molecular information with which it can design screens for drugs which counteract the influence of Bcl-2 and related suppressors of cell death, and thereby restore apoptosis in tumor cells. In August 1997, ATI was awarded a United States patent, No. 5,656,725, claiming composition of matter of the GD
(BH3) domain. In January 1998, a second United States patent, No. 5,863,795, claiming composition of matter of the GD (BH3) domain issued to ATI. ATI also has filed an additional United States patent application claiming methods and use of BH3. BH3 is a molecular target for which ATI has developed a screen, and this screen was delivered to BioChem in 1998 as part of the ATI/BioChem collaboration.

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

     ATI also collaborates in this area with researchers at Thomas Jefferson University ("TJU"), Philadelphia, Pennsylvania, who have shown that IGF-1R is required for cells to become cancerous and that blocking IGF-1R expression can trigger apoptosis. Through the collaboration, ATI has identified a domain on IGF-1R which is essential for the transmission of the survival signal, thereby providing a molecular target for drug design. In December 1997, ATI licensed exclusive, worldwide rights from TJU to inventions relating to use of unique domains on IGF-1R in modulating apoptosis. See "-- Licenses -- Apoptosis Technology, Inc. -- Thomas Jefferson University." IGF-1R is a molecular target for which ATI has developed two screens, one each in 1998 and 1999. Both screens have been delivered to BioChem by ATI as part of their collaboration.

  Regulation of Apoptosis and Viral Disease

     Viral disease starts with virus infection, which at the cellular level involves the binding of virus to host cells, virus entry into those cells and commandeering of the host cells' synthetic machinery. This leads ultimately to the generation of new virus particles. It is now generally recognized within the scientific community that host cells often use their ability to undergo apoptosis as an effective means of stopping virus propagation. However, in many viruses, genes have evolved that block apoptosis in the host cell and thereby permit virus production. In vitro experiments with several viruses have demonstrated that suppression of their anti-apoptotic mechanisms may effectively limit viral infection.

     ATI has focused on the identification of the anti-apoptotic genes of human cytomegalovirus ("CMV"), a herpes virus which often infects immunocompromised persons, such as those afflicted with AIDS or following organ transplantation. Infection with CMV is often life threatening. During 1998 and 1999, ATI identified two major CMV anti-apoptotic genes. ATI developed a screen based on one of these genes which it believes will permit the identification of compounds effective against the propagation of CMV. In 1998, ATI filed a United States patent application covering this technology and in 1999 sought further protection with a continuation-in-part application.

BUSINESS STRATEGY

     ImmunoGen's objective is to be a leader in the development of TAPs and other novel pharmaceuticals for the treatment of cancer and other human diseases. The Company has developed a multi-faceted business strategy to fund development of its products:

     - The Company is pursuing the clinical development of its lead product candidate for colorectal and pancreatic cancers, huC242-DM1/SB-408075, which is slated to begin clinical trials by the end of calendar 1999. ImmunoGen's collaboration with SB, executed in February 1999, has accelerated the development of huC242-DM1/SB-408075. In September 1999, the Company's IND to begin human testing of huC242-DM1/SB-408075 became effective. If development milestones continue to be achieved, this collaboration, which has provided $9.5 million of working capital to date, will continue to be a significant source of funding. ImmunoGen will also receive milestone payments and royalties on any sales of this product.

     - ImmunoGen is pursuing a corporate partner to support aggressive clinical development and commercialization of huN901-DM1 for the treatment of small-cell lung cancer.

     - The Company will seek to extend its product portfolio by developing new TAPs in collaboration with third parties. These TAPs will employ ImmunoGen's immunoconjugate technology in combination with antibodies furnished by such third parties.

     - The Company expects to self-fund the development of some TAPs, the antibodies for which are to be obtained from third parties. The disposition of commercial rights will depend on market size and access, as well as the cost of commercial development. Outlicensing such a product before, during, or after clinical development, while retaining certain rights for self-marketing, represents an approach that the Company may pursue in certain circumstances.

     - The Company will utilize additional chemotherapeutics, such as DC1, to complement and broaden its existing TAPs.

     - The Company will pursue additional opportunities to exploit its antibody resurfacing technology.

LICENSES

  Licenses -- ImmunoGen, Inc.

     The Company and ATI each have entered into license agreements with third parties in order to acquire rights to materials and techniques, usually in exchange for a royalty on sales of products which incorporate such materials and techniques. ImmunoGen has also entered into a development and commercialization agreement for its lead product candidate. Principal licensing and collaborative agreements are listed below.

     SMITHKLINE BEECHAM PLC. In February 1999, the Company executed an agreement with SB to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1/SB-408075. Under the terms of the agreement, in addition to royalties, ImmunoGen could receive milestone payments totaling more than

$40 million. SB received exclusive worldwide rights to commercialize huC242-DM1/SB-408075, except in certain Far East Territories, and SB and ImmunoGen are collaborating on the remaining development of this product. To date, ImmunoGen has received $7 million from SB in milestone payments. In addition, in accordance with this agreement, SB has purchased $2.5 million of ImmunoGen Common Stock. At ImmunoGen's option, SB has agreed to purchase up to an additional $2.5 million of ImmunoGen Common Stock, subject to certain conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     PHARMACIA & UPJOHN AB. In January 1999, the Company executed an agreement with Pharmacia & Upjohn AB under which the Company received rights to commercialize maytansinoid products that incorporate the C242 antibody for the treatment of cancer in exchange for a royalty on product sales and other payments.

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

     BIOCHEM PHARMA INC. In July 1997, ATI and BioChem entered into a three-year research collaboration arrangement and a licensing agreement under which ATI granted BioChem an exclusive, worldwide license to ATI's proprietary screens based on the Bcl-2 family of proteins and IGF-1R for use in identifying leads for drug development. The collaboration also covers the identification of novel targets and the development of new screens in the two areas.

     Under the collaboration, BioChem has committed to invest up to $11.125 million in ATI through a series of private placements over a three-year period to fund research conducted by ATI with respect to the collaboration during that period. In consideration for its investment, BioChem receives convertible preferred stock in ATI and warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. The research agreement also may be extended beyond that time under conditions substantially similar to the original three-year term. BioChem will also make milestone payments of up to $15 million for each product resulting from the research collaboration over the course of its development. In addition, ATI will receive royalties on the sale of products resulting from the collaboration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     DANA-FARBER CANCER INSTITUTE. In January 1993, ATI and Dana-Farber entered into a licensing agreement in the field of apoptosis under which ATI was granted an exclusive, worldwide license, with full right to enter into sublicense agreements, for all therapeutic applications and certain diagnostic applications arising from existing inventions and an option to license future inventions made in specified laboratories at Dana-Farber. In consideration for this license, Dana-Farber received a minority equity share in ATI, an initial license fee and a commitment by ATI to fund the research activities of those laboratories at Dana-Farber from which ATI is to derive rights under the agreement. In June 1996, ATI made its final payment under the license agreement. There are no further funding obligations to Dana-Farber except for payment of royalties on future sales of products that incorporate Dana-Farber technology.

PATENTS, TRADEMARKS AND TRADE SECRETS

     ImmunoGen and ATI seek patent protection for their proprietary technologies and products both in the United States and abroad. Among them, the Company has received:

     - Two United States patents and one European patent claiming the use of maytansinoids in conjugated form as an invention;

     - Three United States patents claiming use of DC1 and its analogs in immunoconjugates; and

     - One United States patent claiming methods and use of its resurfacing technology.
       ATI has received:

     - A United States patent claiming antibodies which bind to the apoptosis-related protein, Bcl-Y (also referred to as Bak);

     - Two United States patents claiming composition of matter of the GD (BH3) domain and its gene;

     - A United States patent claiming the anti-proliferation domain of Bcl-2 and a Notice of Allowance of a United States patent claiming methods for screening for genetic mutations in the anti-proliferation domain of Bcl-2;

     - A United States patent claiming composition of matter of the apoptosis-related protein, Bbk;

     - A United States patent claiming the apoptosis gene, EI24; and

     - A Notice of Allowance of a United States patent claiming composition of matter of the active survival domains of IGF-IR.

     In addition, several patents have issued to Dana-Farber in the United States covering immunoconjugate technology and apoptosis-related technology, exclusively licensed by ImmunoGen and ATI, respectively, from Dana-Farber.

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

     ATI's technology also has competition. Over the past several years, many companies and research institutions, including academic laboratories, biotechnology companies and large pharmaceutical firms, have dedicated resources to apoptosis research and the understanding of the genetic basis of certain diseases, including cancer. ATI is expected to face competition from other biotechnology approaches as well as more traditional, drug-based approaches to cancer and viral diseases. ATI will experience competition from fully-integrated pharmaceutical companies with expertise in research and development, manufacturing and product commercialization. Such companies have greater resources in these areas than ATI. The Company also is aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY ISSUES

     ImmunoGen's products are regulated in the United States by the FDA in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. Parenteral monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within the FDA, while new chemical entities are regulated under the FDA Center for Drug Evaluation and Research ("CDER"). The Company expects that its huC242-DM1/SB-408075 product candidate and its other TAPs will be reviewed by CDER.

     The steps required before a pharmaceutical agent may be marketed in the United States include: (a) preclinical laboratory, in vivo, and formulation studies; (b) the submission to the FDA of an IND, which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (d) the submission of a New Drug Application ("NDA") to the FDA; and (e) FDA approval of the NDA, including approval of all product labeling and advertising.

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

     The Company intends to conduct clinical trials not only in accordance with FDA regulations, but also with guidelines established by the International Committee on Harmonization. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Regulatory approval in Europe is obtained through the Medicines Control Agency, but regulations governing pharmaceutical sales may vary from country to country. The Company intends to rely on foreign licensees to obtain regulatory approvals to market ImmunoGen products in foreign countries.

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

     ImmunoGen may pursue this designation with respect to its products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product of its kind to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during such seven-year exclusive marketing period.

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

     "Fast Track" status also incorporates initiatives announced by the President of the United States and the FDA Commissioner in March 1996, intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anti-cancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

RESEARCH AND DEVELOPMENT SPENDING

     During each of the three years ended June 30, 1999, 1998 and 1997, the Company spent approximately $6.1 million, $5.7 million and $7.4 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

     As of June 30, 1999, the Company had 57 full-time employees, of whom 40 were engaged in the Company's research and development activities. Twenty-nine employees hold post-graduate degrees, including 14 Ph.D. degrees. The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARD

  Apoptosis Technology, Inc.

     Walter A. Blattler, Ph.D., Vice President, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Executive Vice President, Science and Technology.

     Gerard Evan, Ph.D., Gerson and Barbara Bass Bakar Distinguished Professor of Cancer Biology, Cancer Research Institute, University of California San Francisco.

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

ITEM 2.  PROPERTIES

     ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, of which one facility, or 37,700 square feet, has been subleased by the Company through February 2000. The sublessee holds options to renew through May 2000. The Company also leases 27,500 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot manufacturing facility as well as its corporate offices. The Company had also leased 47,000 square feet of space in Canton, Massachusetts until January 1, 1996, when it assigned the lease on that facility to another biotechnology company. The Company believes that the manufacturing portion of the Norwood facility complies with all applicable FDA Good Manufacturing Practice Regulations.

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

                                                              HIGH       LOW
                                                              ----       ---
Fiscal Year 1999
  First Quarter.............................................   $1 27/32  $1
  Second Quarter............................................    3 1/8     1 3/16
  Third Quarter.............................................    3 25/32   1 15/16
  Fourth Quarter............................................    2 29/32   2 5/32

Fiscal Year 1998
  First Quarter.............................................   $1 13/16  $1 5/32
  Second Quarter............................................    1 1/2      23/32
  Third Quarter.............................................    2 5/8      27/32
  Fourth Quarter............................................    2 15/32   1 5/16

     As of September 15, 1999, there were approximately 819 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 14,800 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

                                                        YEAR ENDED JUNE 30,
IN THOUSANDS, EXCEPT PER SHARE  -------------------------------------------------------------------
 DATA AND SHARES OUTSTANDING       1995          1996          1997          1998          1999
------------------------------  -----------   -----------   -----------   -----------   -----------
Total revenues.............     $       459   $       541   $       630   $       540   $     3,652
Total expenses excluding
  in-process research and
  development expense......          20,369        19,492         9,713         7,485         7,884
In-process research and
  development expense......         --            --            --                872       --
Non-operating income.......              53            28       --                 46            55
Non-cash dividends and other
  expenses.................         --            --              3,512           605           918
Minority interest..........         --            --            --                160           101
Net loss to common
  stockholders.............         (19,857)      (18,923)      (12,595)       (8,216)       (4,993)
Basic and diluted loss per
  common share.............           (1.58)        (1.32)        (0.70)        (0.34)        (0.20)
Total assets...............          17,046         8,506         6,350         5,877         7,171
Long-term debt and capital
  lease obligations, less
  current portion..........           2,456         5,788            59            35            68
Stockholders' equity.......          10,123           777         4,462         4,311         5,329
Weighted average common shares
  outstanding..............      12,571,134    14,379,064    17,930,164    24,210,340    25,525,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, ImmunoGen has been principally engaged in the research and development of immunoconjugate products which the Company believes have significant commercial potential as human therapeutics. The Company's 97%-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), focuses its efforts on the discovery and development of anti-cancer and anti-viral therapeutics based upon regulation of programmed cell death, or apoptosis.

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075, for the treatment of colorectal and pancreatic cancers (the "SB Agreement"). In preclinical studies, huC242-DM1/SB-408075 has also been shown to be effective against non-small cell lung cancer. In September 1999, the Company's Investigational New Drug application ("IND") to begin human testing of huC242-DM1/SB-408075 became effective and enrollment of patients into a Phase I clinical trial is expected to begin before the end of calendar 1999. The Company also continues to develop its TAP for the treatment of small-cell lung cancer, huN901-DM1, and to pursue additional antibodies to be used to develop TAP's effective against other cancers. In July 1997, ATI began a three-year research and development collaboration with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. At BioChem's option, this collaboration may be extended beyond its initial three-year term.

     To date, the Company has not generated revenues from product sales and expects to incur significant operating losses over the foreseeable future. From July 1, 1998 through September 20, 1999, the Company generated additional working capital from the following sources:

     - $9.50 million under the SB Agreement;

     - $3.37 million under the BioChem agreement; and

     - $400,000 under the Small Business Innovation Research Program ("SBIR") of the National Cancer Institute pursuant to two grants awarded to advance the development of the Company's TAP's.

     The Company anticipates that its existing capital resources, which include the September 1999 exercise of a $2.5 million put option, the September 1999 $4.0 million milestone achievement (see Note L to the financial statements), and the $843,000 received from BioChem in July 1999, will enable the Company to maintain its current and planned operations through at least fiscal year 2000. Further, the Company believes that the SB Agreement, while subject to the achievement by the Company of certain milestones, is expected to provide sufficient cash-based milestone payments to allow current and planned operations to continue beyond fiscal year 2000. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to meet some or all of the terms and conditions in the SB Agreement, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or be required to defer or limit some or all of its planned research and development projects.

RESULTS OF OPERATIONS

  Revenues

     The Company's total revenues for the year ended June 30, 1999 ("1999") were $3.65 million, compared with $540,000 for the year ended June 30, 1998 ("1998") and $630,000 for the year ended June 30, 1997 ("1997"). The 576% increase in revenues from 1998 to 1999 is primarily attributable to $3.0 million in milestone payments recognized as collaboration revenue under the SB Agreement. No collaboration revenue was earned during 1998 or 1997. The $3.0 million of milestone payments represent one-time, non-refundable, unrestricted payments where no future obligations to perform exist. As previously described, in September 1999, the Company recorded an additional $4.0 million milestone when its IND for huC242-DM1/SB-408075 became effective. Additional collaboration revenues of approximately $34.5 million will be earned upon the achievement of scientific and regulatory milestones as defined within the SB Agreement. Therefore, historically recognized collaboration revenues should not be used as indicators of the timing or extent of future milestone payments.

     In all three years ended June 30, revenues ($400,000, $305,000 and $394,000 in 1999, 1998 and 1997, respectively) were also derived from development fees received under the SBIR program of the National Cancer Institute. SBIR revenue is recognized when reimbursable expenses are incurred. As of July 1999, all available funds under currently authorized SBIR programs have been recognized. Accordingly, no material development fees are anticipated to be earned in future periods.

     Interest income was $251,000 in 1999 compared to $233,000 in 1998 and $209,000 in 1997. Interest income in all three years included interest earned on cash balances available for investment and, to a lesser extent, interest earned on a note receivable from an assignee of one of the Company's facilities. The increase in total interest income from 1997 to 1998 and then again from 1998 to 1999 is a result of increases in the average daily invested cash balances offset by the declining average principal balance of the outstanding note receivable.

  Research and Development Expenses

     Research and development expenses, which constituted the principal component of the Company's total operational expenditures (77%, 77% and 76% in 1999, 1998 and 1997, respectively), were $6.1 million in 1999 as compared to $5.7 million in 1998 and $7.4 million in 1997. The $400,000, or 7%, increase from 1998 to 1999 was primarily due to costs associated with the development and manufacturing of huC242-DM1/SB-408075 components, as well as the further development of huN901-DM1. Total 1999 increases were offset by significant reductions in depreciation and, to a lesser extent, reduced scientific staffing levels. The $1.7 million, or 23%, decrease in research and development expenses between 1997 and 1998 was mostly due to staffing reductions prompted by the Company's 1997 decision to refocus its efforts on the development of huC242-DM1/SB-408075 and huN901-DM1, as well as continued cost reduction efforts initiated in 1994. Future research and development expenses are expected to significantly increase as the Company expects to begin Phase 1 clinical trials of huC242-DM1/SB-408075 in the last quarter of calendar year 1999. Similarly, additional preclinical development costs associated with the Company's huN901-DM1 product candidate are also expected to increase future research and development spending.

  General and Administrative Expenses

     General and administrative expenses were $1.8 million in 1999 compared to $1.7 million in 1998 and $2.2 million in 1997. The approximate $100,000, or 6%, increase from 1998 to 1999 was primarily due to increased non-scientific staffing levels and increased expenditures associated with public relations and business development. Reduced legal fees, financing-related expenditures and decreased depreciation costs offset the total 1999 increase. The $500,000, or 23%, decrease in general and administrative expenses from 1997 to 1998 reflects decreased financing charges in 1998, and the further effects of cost containment programs. Future general and administrative expenses are expected to increase in support of the continued development of the Company's product candidates and technologies.

  In-process Research and Development

     In connection with the exercise of a put option held by a founding researcher of ATI, in January of 1998, the Company acquired 500,000 shares of ATI common stock in exchange for the equivalent of $871,930 in ImmunoGen Common Stock (See Note F to the financial statements). The value of the ImmunoGen Common Stock issued was determined by the terms of the put option and subject to the closing price of the ImmunoGen Common Stock on the date of the exercise. The value of the incremental ATI ownership purchased by the Company was ascribed to in-process research and development technology and, therefore, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations. No such transaction occurred in either 1999 or 1997.

  Non-operating Income

     Non-operating income and gains were $55,000 in 1999 compared to $46,000 in 1998 and zero in 1997. Non-operating income in 1999 was primarily comprised of prior-period, retroactive insurance rate adjustments and, to a lesser extent, gains on the sales of idle assets. 1998 non-operating income was comprised of similar, yet smaller retroactive rate adjustments and gains on sales of idle assets. No such gains or adjustments were recognized in 1997.

  Minority Interest

     ATI operating losses of $101,000 and $160,000 for fiscal 1999 and 1998, respectively, were allocated to ATI's minority stockholder within the Company's consolidated financial statements. No minority interest was recognized in 1997.

  Non-cash Dividends

     Non-cash dividends were approximately $918,000 in 1999 compared to $605,000 in 1998 and $3.5 million in 1997. The $918,000 non-cash dividends in 1999 represented the Black-Scholes derived fair value of warrants to purchase 1.4 million shares of ImmunoGen Common Stock issued in connection with the sale of the Company's Series E Convertible Preferred Stock ("Series E Stock"). Total non-cash dividends in 1998 were approximately $605,000, almost all of which represented non-cash charges for the value of the discount embedded in the conversion terms of previously issued Series E Stock and related Common Stock purchase warrants. In 1997, total non-cash dividends of $3.5 million included approximately $351,000 in charges associated with the 9% dividend rate on convertible preferred stock issued in that year, approximately

$1.1 million associated with the discount feature embedded in the then issued convertible preferred stock and approximately $2.1 million of value related to Common Stock purchase warrants issued in connection with the convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

                                                                      JUNE 30,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Cash and cash equivalents...................................  $4,226   $1,742   $1,669
Working capital.............................................   3,770    2,138      419
Stockholders' equity........................................   5,329    4,311    4,462

     Since July 1, 1997, the Company has financed its cumulative cash-based operating deficit of approximately $9.5 million, exclusive of non-cash charges, from various sources, including revenues earned under collaboration agreements, issuances of convertible equity securities, SBIR grant support, amounts received from the assignment of facilities and equipment, income earned on invested assets and, to a lesser extent, proceeds from exercised stock options. In July 1999, subsequent to the balance sheet date, the Company received $843,000 from BioChem with respect to BioChem's quarterly investment. Furthermore, in September 1999, the Company recorded $6.5 million due from SB pursuant to the exercise by the Company of a $2.5 million put option and the recognition of a $4.0 million milestone payment earned when the Company's IND application to begin human clinical trials of huC242-DM1/SB-408075 became effective (see Note L to the financial statements).

     Substantially all cash expended for operations for fiscal 1999 was used to support the Company's various research and development activities. During 1999, approximately $3.5 million in operating cash was used to fund the net loss to stockholders of $3.7 million (exclusive of the non-cash dividends, minority interest adjustments, depreciation and amortization charges). Available operating cash as of June 30, 1999 was further enhanced by approximately $200,000 in current payable increases.

     Capital purchases increased in 1999 as compared to 1998 from $27,000 to $120,000. Current year purchases mainly included information system upgrades and acquisitions of additional scientific equipment needed to further develop huC242-DM1/SB-408075. In March 1999 and again in June 1999, the Company entered into agreements to lease computer hardware required to upgrade certain finance and administrative information systems. The lease payments were derived using current market rates of interest available to the Company, and are payable in monthly installments over 24 months to 36 months. The lease agreements contain options to purchase the equipment at the end of the lease terms in amounts ranging from $1 to 10% of the original capitalized costs. The Company is anticipating additional equipment purchases and upgrades; however, future cash expenditures on property and equipment through fiscal 2000 are not expected to be material.

     Through June 30, 1999, the Company received $960,000 in scheduled note receivable payments from the assignee of the Company's former Canton, Massachusetts manufacturing facility. On July 1, 1999, the final payment of $350,000 was received in full, thereby satisfying all obligations under the note receivable.

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

     From July 1, 1998 to June 30, 1999 an aggregate of approximately $3.4 million was received from BioChem with respect to the June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 quarterly investments. As previously described, in July 1999, the investment payment of $843,000 outstanding at June 30, 1999 was received in full. In accordance with the BioChem agreement, quarterly payments will continue through March 31, 2000 to fund ATI research obligations which continue through July of 2000. Although the BioChem agreement may be extended beyond the initial three-year term ending in July 2000, there can be no assurances that such extensions will occur.

     In September 1999, subsequent to the June 30, 1999 balance sheet date, the Company exercised a $2.5 million put option available to it under the SB Agreement. In exchange for the $2.5 million received, 1,023,039 shares of the Company's Common Stock were issued to SB.

     The Company anticipates that its existing capital resources, which include the exercised $2.5 million put option, the $4.0 million milestone achieved when the Company's huC242-DM1/SB-408075 IND became effective, and the $843,000 quarterly investment received from BioChem, will enable the Company to maintain its current and planned operations through at least fiscal year 2000. Moreover, the Company believes that the SB Agreement, while subject to the achievement of future one-time development milestones, will not only provide sufficient equity and milestone payments to carry out its responsibilities in developing huC242-DM1/SB-408075, but also provide enough additional funding to support the Company's other current and planned research and development expenditures beyond fiscal year 2000. However, no assurances can be given that such future milestones will in fact be realized. If the Company is unable to achieve some or all of the milestones in connection with the SB Agreement, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or be required to defer or limit some or all of its planned research and development projects.

YEAR 2000 ISSUES

     The Company has completed all mission-critical upgrades necessary to ensure that its information systems, facilities and research and development equipment containing date-sensitive hardware and software are Year 2000 compliant. The Company is also in the final phases of upgrading all non-critical information and research systems to commercially produced Year 2000 compliant versions. All remaining conversions will be completed before December 31, 1999. Accordingly, the Company does not believe that it has material exposure with respect to its own Year 2000 issues.

     The Company has also sent questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing their respective Year 2000 problems. To date, the Company has received responses from all surveyed vendors. Based upon information contained in those responses, the Company believes that Year 2000 issues have been or will be addressed by the Company's critical vendors by the end of calendar year 1999. Should a vendor not be able to overcome its respective Year 2000 system issues, the Company believes that appropriate, alternative vendors are readily available. Though not considered likely, the failure of a major supplier or vendor with Year 2000 problems to convert its systems on a timely basis, or a conversion that is incompatible with the Company's information systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; potential Year 2000 problems; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   20
Consolidated Financial Statements:
     Consolidated Balance Sheets as of June 30, 1999 and
      1998..................................................   21
     Consolidated Statements of Operations for the Years
      Ended June 30, 1999, 1998 and 1997....................   22
     Consolidated Statements of Stockholders' Equity for the
      Years Ended June 30, 1997, 1998 and 1999..............   23
     Consolidated Statements of Cash Flows for the Years
      Ended June 30, 1999, 1998 and 1997....................   24
     Notes to Consolidated Financial Statements.............   25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmunoGen, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ImmunoGen, Inc. (the "Company") at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
July 28, 1999, except for Note L as to which the date is September 16, 1999

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1999 AND JUNE 30, 1998

                                                                JUNE 30,         JUNE 30,
                                                                  1999             1998
                                                              -------------    -------------
                                           ASSETS
Cash and cash equivalents...................................  $   4,225,580    $   1,741,825
Due from related party......................................        910,108          915,473
Current portion of note receivable..........................        350,000          960,000
Prepaid and other current assets............................         57,915           51,360
                                                              -------------    -------------
       Total current assets.................................      5,543,603        3,668,658
                                                              -------------    -------------
Property and equipment, net of accumulated depreciation.....      1,583,350        1,891,696
Note receivable.............................................       --                272,638
Other assets................................................         43,700           43,700
                                                              -------------    -------------
          Total assets......................................  $   7,170,653    $   5,876,692
                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $     869,996    $     699,418
Accrued compensation........................................        282,390          225,126
Other current accrued liabilities...........................        528,969          553,246
Current portion of deferred lease and capital lease
  obligations...............................................         91,911           52,756
                                                              -------------    -------------
       Total current liabilities............................      1,773,266        1,530,546
                                                              -------------    -------------
Capital lease obligations...................................         68,220         --
Deferred lease..............................................       --                 35,176
                                                              -------------    -------------
          Total liabilities.................................      1,841,486        1,565,722
                                                              -------------    -------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 5,000,000 as
     of June 30, 1999 and 1998:
       Convertible preferred stock, Series E, $.01 par
          value; issued and outstanding 2,400 and 1,200
          shares as of June 30, 1999 and 1998, respectively
          (liquidation preference -- stated value)..........             24               12
  Common stock, $.01 par value; authorized 50,000,000 shares as of June 30, 1999 and June 30, 1998, respectively;
     issued and outstanding 25,668,797 and 25,419,552 shares
     as of June 30, 1999 and June 30, 1998, respectively....        256,687          254,195
  Additional paid-in capital................................    158,790,821      152,782,585
                                                              -------------    -------------
                                                                159,047,532      153,036,792
Accumulated deficit.........................................   (153,718,365)    (148,725,822)
                                                              -------------    -------------
       Total stockholders' equity...........................      5,329,167        4,310,970
                                                              -------------    -------------
          Total liabilities and stockholders' equity........  $   7,170,653    $   5,876,692
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                      JUNE 30,
                                                     ------------------------------------------
                                                        1999           1998            1997
                                                     -----------    -----------    ------------
Revenues:
  Revenue earned under collaboration agreement.....  $ 3,000,000
  Development fees.................................      400,105    $   304,723    $    393,583
  Interest.........................................      250,995        232,937         209,398
  Licensing........................................        1,158          2,454          27,057
                                                     -----------    -----------    ------------
       Total revenues..............................    3,652,258        540,114         630,038
                                                     -----------    -----------    ------------
Expenses:
  Research and development.........................    6,097,869      5,744,572       7,418,315
  Purchase of in-process research and development
     technology....................................      --             871,930         --
  General and administrative.......................    1,780,400      1,732,115       2,215,969
  Interest.........................................        5,351          8,232          79,150
                                                     -----------    -----------    ------------
       Total expenses..............................    7,883,620      8,356,849       9,713,434
                                                     -----------    -----------    ------------
Loss from operations...............................   (4,231,362)    (7,816,735)     (9,083,396)
                                                     -----------    -----------    ------------
     Gain on the sale of assets....................        4,200         25,629         --
     Other income..................................       51,042         20,645         --
                                                     -----------    -----------    ------------
Net loss before minority interest..................   (4,176,120)    (7,770,461)     (9,083,396)
                                                     -----------    -----------    ------------
  Minority interest in net loss of consolidated
     subsidiary....................................      101,160        159,524         --
                                                     -----------    -----------    ------------
Net loss...........................................   (4,074,960)    (7,610,937)     (9,083,396)
                                                     -----------    -----------    ------------
  Non-cash dividends on convertible preferred
     stock.........................................     (917,583)      (605,479)     (3,511,510)
                                                     -----------    -----------    ------------
Net loss to common stockholders....................  $(4,992,543)   $(8,216,416)   $(12,594,906)
                                                     ===========    ===========    ============
Basic and diluted loss per common share............  $     (0.20)   $     (0.34)   $      (0.70)
                                                     ===========    ===========    ============
Shares used in computing basic and diluted loss per
  share amounts....................................   25,525,061     24,210,340      17,930,164
                                                     ===========    ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE I)
                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                               COMMON STOCK        PREFERRED STOCK    ADDITIONAL                        TOTAL
                                           ---------------------   ---------------     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                             SHARES      AMOUNT    SHARES   AMOUNT     CAPITAL         DEFICIT         EQUITY
                                           ----------   --------   ------   ------   ------------   -------------   -------------
Balance at June 30, 1996.................  16,599,855   $165,999    --       $--     $128,525,884   $(127,914,500)   $   777,383
                                           ==========   ========   ======    ====    ============   =============    ===========
  Stock options exercised................      54,644        545    --       --            87,310        --               87,855
  Issuance of Common Stock...............      41,481        415    --       --            69,585        --               70,000
  Conversion of convertible debentures
    into Common Stock....................     351,662      3,517    --       --         1,315,217        --            1,318,734
  Exchange of convertible debentures for
    Series A Convertible Preferred
    Stock................................      --          --      2,500       25       4,749,586        --            4,749,611
  Issuance of Series B Convertible
    Preferred Stock......................      --          --      3,000       30       3,486,342        --            3,486,372
  Issuance of Series C Convertible
    Preferred Stock......................      --          --      3,000       30       4,720,003        --            4,720,033
  Issuance of Series D Convertible
    Preferred Stock......................      --          --      1,000       10       1,287,092        --            1,287,102
  Conversion of Series A
    Convertible Preferred Stock into
      Common Stock.......................   1,328,744     13,287   (1,400)    (14)        106,642        --              119,915
  Conversion of Series B Convertible
    Preferred Stock into Common Stock....   1,384,823     13,848   (3,000)    (30)         52,879        --               66,697
  Conversion of Series C Convertible
    Preferred Stock into Common Stock....   2,018,558     20,186   (2,300)    (23)         46,259        --               66,422
  Compensation for put right.............      --          --       --       --           306,739        --              306,739
  Dividends on convertible preferred
    stock................................      --          --       --       --           --           (3,511,510)    (3,511,510)
  Net loss for the year ended June 30,
    1997.................................      --          --       --       --           --           (9,083,396)    (9,083,396)
                                           ----------   --------   ------    ----    ------------   -------------    -----------
Balance at June 30, 1997.................  21,779,767   $217,797   2,800     $ 28    $144,753,538   $(140,509,406)   $ 4,461,957
                                           ==========   ========   ======    ====    ============   =============    ===========
  Stock options exercised................     114,302      1,143    --       --           101,728        --              102,871
  Issuance of Common Stock in exchange
    for shares of subsidiary.............     475,425      4,754    --       --           867,176        --              871,930
  Conversion of Series A Convertible
    Preferred Stock into Common Stock....   1,347,491     13,475   (1,100)    (11)        119,947        --              133,411
  Conversion of Series C Convertible
    Preferred Stock into Common Stock....     701,180      7,012    (700)      (7)         25,481        --               32,486
  Conversion of Series D Convertible
    Preferred Stock into Common Stock....   1,001,387     10,014   (1,000)    (10)         16,195        --               26,199
  Issuance of Series E Convertible
    Preferred Stock, net of financing
    costs................................      --          --      1,200       12       1,448,376        --            1,448,388
  Value of Common Stock purchase warrants
    issued...............................      --          --       --       --           580,056        --              580,056
  Value ascribed to ImmunoGen warrants
    issued to BioChem, net of financing
    costs................................      --          --       --       --         4,870,088        --            4,870,088
  Non-cash dividends on convertible
    preferred stock......................      --          --       --       --           --             (605,479)      (605,479)
  Net loss for the year ended June 30,
    1998.................................      --          --       --       --           --           (7,610,937)    (7,610,937)
                                           ----------   --------   ------    ----    ------------   -------------    -----------
Balance at June 30, 1998.................  25,419,552   $254,195   1,200     $ 12    $152,782,585   $(148,725,822)   $ 4,310,970
                                           ==========   ========   ======    ====    ============   =============    ===========
  Stock options exercised................     174,245      1,742    --       --           313,545        --              315,287
  Issuance of Series E Convertible
    Preferred Stock, net of financing
    costs................................      --          --      1,200       12       1,495,193        --            1,495,205
  Issuance of Common Stock in exchange
    for Series E Preferred Stock
    placement services...................      75,000        750    --       --              (750)       --              --
  Value of Common Stock purchase warrants
    issued...............................      --          --       --       --           917,583        --              917,583
  Compensation for stock option vesting
    acceleration for retired director....      --          --       --       --            13,275        --               13,275
  Value ascribed to ImmunoGen warrants
    issued to BioChem, net of financing
    costs................................      --          --       --       --         3,269,390        --            3,269,390
  Non-cash dividends on convertible
    preferred stock......................      --          --       --       --           --             (917,583)      (917,583)
  Net loss for the year ended June 30,
    1999.................................      --          --       --       --           --           (4,074,960)    (4,074,960)
                                           ----------   --------   ------    ----    ------------   -------------    -----------
Balance at June 30, 1999.................  25,668,797   $256,687   2,400     $ 24    $158,790,821   $(153,718,365)   $ 5,329,167
                                           ==========   ========   ======    ====    ============   =============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                               JUNE 30,
                                                              ------------------------------------------
                                                                 1999           1998            1997
                                                              -----------    -----------    ------------
Cash flows from operating activities:
  Net loss to common stockholders...........................  $(4,992,543)   $(8,216,416)   $(12,594,906)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................      555,357      1,053,441       1,496,598
    Purchase of in-process research and development
      technology............................................      --             871,930         --
    Other...................................................      --             --                5,791
    Loss (gain) on sale of property and equipment...........       (4,200)       (25,629)         (8,665)
    Interest earned on note receivable......................      (77,362)      (103,722)       (119,981)
    Compensation for stock option vesting acceleration......       13,275        --              --
    Non-cash dividend on convertible preferred stock........      917,583        605,479       3,511,510
    Minority interest in net loss of consolidated
      subsidiary............................................     (101,160)      (159,524)        --
    Amortization of deferred lease..........................      (52,760)       (60,664)        (66,870)
    Changes in operating assets and liabilities:
      Due from related party................................        5,365        (72,473)        --
      Prepaid and other current assets......................       (6,555)       197,131         (85,217)
      Accounts payable......................................      170,578         86,859         (50,881)
      Accrued compensation..................................       57,264        (23,346)         14,957
      Other current accrued liabilities.....................      (24,277)      (121,319)        (88,970)
                                                              -----------    -----------    ------------
        Net cash used for operating activities..............   (3,539,435)    (5,968,253)     (7,986,634)
                                                              -----------    -----------    ------------
Cash flows from investing activities:
  Capital expenditures......................................     (120,223)       (27,480)        (50,386)
  Payments received on note receivable......................      960,000        330,000         --
  Proceeds from sale of property and equipment..............        4,200         37,705          11,600
                                                              -----------    -----------    ------------
        Net cash (used for) provided by investing
          activities........................................      843,977        340,225         (38,786)
                                                              -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from convertible preferred stock, net............    1,495,205      1,429,136       6,951,512
  Proceeds from issuance of subsidiary convertible preferred
    stock, net..............................................    3,370,550      4,205,865         --
  Stock issuances, net......................................      315,287        102,870          87,855
  Principal payments on capital lease obligations...........       (1,829)       (37,068)       (141,533)
                                                              -----------    -----------    ------------
        Net cash provided by financing activities...........    5,179,213      5,700,803       6,897,834
                                                              -----------    -----------    ------------
Net change in cash and cash equivalents.....................    2,483,755         72,775      (1,127,586)
                                                              -----------    -----------    ------------
Cash and cash equivalents, beginning balance................    1,741,825      1,669,050       2,796,636
                                                              -----------    -----------    ------------
Cash and cash equivalents, ending balance...................  $ 4,225,580    $ 1,741,825    $  1,669,050
                                                              ===========    ===========    ============

Supplemental disclosure of noncash financing activities:
  Capital lease obligations assumed on acquired equipment...  $   126,788    $   --         $    --
                                                              ===========    ===========    ============
  Due from related party for quarterly investment payment...  $   843,000    $   843,000    $    --
                                                              ===========    ===========    ============
  Conversion of convertible debentures including accrued
    interest Into Common Stock..............................  $   --         $   --         $  1,318,734
                                                              ===========    ===========    ============
  Conversion of convertible debentures to preferred stock...  $   --         $   --         $  4,749,611
                                                              ===========    ===========    ============
  Third party financing of leasehold improvements...........  $   --         $   --         $    215,465
                                                              ===========    ===========    ============
  Issuance of Common Stock to relieve accounts payable......  $   --         $   --         $     70,000
                                                              ===========    ===========    ============
  Conversion of Series A Preferred Stock to Common Stock....  $   --         $ 2,089,828    $  2,659,777
                                                              ===========    ===========    ============
  Conversion of Series B Preferred Stock to Common Stock....  $   --         $   --         $  3,486,372
                                                              ===========    ===========    ============
  Conversion of Series C Preferred Stock to Common Stock....  $   --         $ 1,101,341    $  2,910,692
                                                              ===========    ===========    ============
  Conversion of Series D Preferred Stock to Common Stock....  $   --         $ 1,287,102    $    --
                                                              ===========    ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS AND PLAN OF OPERATION:

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts on March 27, 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and expects no revenues to be derived from product sales in the foreseeable future. The Company has been unprofitable since inception and expects to incur net losses over the next several years.

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1/SB-408075, which has been shown in preclinical studies to be effective against colorectal, pancreatic and non-small cell lung cancers (the "SB Agreement") (see Note F). The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075, as well as enough additional funding to support further development of the Company's other current and planned research and development efforts.

     In September 1999, subsequent to the balance sheet dated June 30, 1999, the Company exercised a $2.5 million put option available to it under the SB Agreement. (See Note L). If certain conditions are met, an additional $2.5 million put option will be available to the Company. Also in September 1999, the Company recognized an additional $4.0 million milestone under the SB Agreement when the Company's Investigational New Drug application ("IND") to begin human clinical testing of huC242-DM1/SB-408075 became effective. (See Note L).

     The Company anticipates that its existing capital resources, which includes the above-mentioned $6.5 million recorded subsequent to June 30, 1999, will enable it to maintain its current and planned operations at least through fiscal year 2000. However, if the Company is unable to achieve subsequent milestones under the SB Agreement, the Company may be required to pursue additional strategic partners, secure alternative funding arrangements and/or be required to defer or limit some or all of its planned research and development projects.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the need to obtain additional funding and compliance with governmental regulations.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and Apoptosis Technology, Inc. ("ATI") (established in January
1993) (see Notes E and F). All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Development revenues of approximately $400,000, $305,000 and $394,000 in fiscal years 1999, 1998 and 1997, respectively, represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program of the National Institute of Health and amounts received pursuant to licensing agreements of the Company and ATI.

     Collaboration revenue is recognized pursuant to licensing and collaborative agreements upon the scientific and or regulatory achievement of specified milestones. Non-refundable, nonrecurring and un-restricted milestones payments due from collaborators are recognized as revenue in the period in which they are earned.

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

  Debt and Equity Instruments Issued with Provisions for Conversion Into Common Stock at a Discount to the market price of Common Stock

     The value of discounts inherent in convertible instruments issued with provisions for conversion into Common Stock at a discount to the market price of Common Stock or the value of any warrants issued in connection with those instruments, is calculated as of the date of issuance of the convertible securities as either dividends to preferred shareholders or as interest to debtholders. The calculated value of the discount is amortized over the period in which the discount is earned. In certain instances, the number and/or exercise prices of warrants to be issued are tied to the market price of the Common Stock at a future date (the "future price"). Therefore, the number of warrants to be issued and/or the exercise price of those warrants is not readily determinable at the date of issuance, when the value is required to be calculated. In those instances, for warrant valuation purposes, the Company assumes that the future price is equal to the quoted market price of the Common Stock on the date of issuance. Accordingly, upon conversion, actual numbers and/or prices may differ from original estimates.

  Cash and Cash Equivalents

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

     Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $3,910,186 and $1,355,395 of money market funds and repurchase agreements at June 30, 1999 and 1998, respectively.

  Financial Instruments and Concentration of Credit Risk

     The Company minimizes the risk associated with concentration of credit by assuring that financial instruments purchased by its cash manager include only high-grade, low-risk investments. At June 30, 1999 and 1998, those investments included various U.S. Government overnight repurchase agreements, money market investments with major financial institutions and cash on deposit with major banks.

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment.....................  3-5 years
Computer hardware and software..............  3-5 years
Furniture and fixtures......................  5 years
Leasehold improvements......................  Shorter of lease term or estimated useful life

     Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income. Gains recorded under sale/leaseback arrangements are deferred and amortized to operations over the life of the lease.

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

  Impairment of Long-Lived Assets

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 1999, the Company has determined that no impairment of long-lived assets exists.

  Reclassifications

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

C.  LOSS PER COMMON SHARE:

     Basic and diluted earnings/(loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of June 30, 1999, 1998 and 1997, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock equaled 12,610,917, 9,779,683 and 7,812,112, respectively. ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, totaled 3,666,523, 1,683,325 and 2,330,436 as of June 30, 1999, 1998 and 1997, respectively. ImmunoGen Common Stock equivalents have not been included in the loss per share calculation because their effect is antidilutive.

D.  NOTE RECEIVABLE:

     Effective January 1, 1996, the Company assigned its leases on its Canton facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee has assumed all payment obligations under the leases, which amount to approximately $116,000 per month and will make cash payments to the Company at various dates through July 1999 which will total approximately $2.4 million. Approximately $2.05 million of the $2.4 million total had been received through June 30, 1999. Amounts due the Company from the assignee under these agreements were discounted to a present value using a risk-adjusted discount rate of approximately 9%. The Company recognizes interest income over the life of the note and, accordingly, the note receivable balance in the Company's consolidated balance sheets as of June 30, 1999 reflects the discounted present value of $345,030 plus accrued interest since the last payment of $4,970. On July 1, 1999, the final scheduled payment of $350,000 was received in full, thereby satisfying all obligations under the note.

E.  MINORITY INTEREST:

     In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc., a Canadian biopharmaceutical company ("BioChem"). The agreement grants BioChem an exclusive, worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. The agreement also covers the subsequent development of new screens in two defined areas.

     Under the agreement, BioChem will invest a total of $11.1 million in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of private placements over a three-year period to be used exclusively to fund research conducted under the collaboration during the three-year research term. As of June 30, 1999, BioChem had invested $8.6 million, of which $7.8 million had been received and $843,000 remained outstanding and included in the asset entitled "due from related party" on the consolidated balance sheets. The outstanding $843,000 balance was subsequently received in July 1999. The remaining $2.5 million balance of the investment will be paid in equal quarterly payments of $843,000 through March 2000. The preferred stock is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the current market price of the ATI common stock on the date of conversion, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through June 30, 1999, 8,596 shares of ATI preferred stock were issued or issuable, representing an 11.6% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss for the year reduced ImmunoGen's net loss by $101,160 and $159,524 for the years ended June 30, 1999 and 1998, respectively. Based upon an independent appraisal, approximately 3% of the $8.6 million invested to date, or approximately $258,000 has been allocated to minority interest in ATI, with the remainder, or approximately $8.3 million, allocated to the Company's equity. Under the BioChem agreement, the research agreement may be extended beyond the initial three-year term, on terms substantially similar to those for the original term. BioChem will also make milestone payments of up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sale of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to satisfaction of specified conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time.

     In accordance with the agreement, proceeds received by ATI from BioChem are restricted to support the research and development activities of the collaboration through July 2000. The agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. Summarized information for ATI at June 30, 1999, 1998 and 1997 and for the years then ended follows:

                                                 1999           1998           1997
                                              -----------    -----------    -----------
Total assets................................  $ 2,617,265    $ 2,361,334    $    22,215
Total liabilities...........................      382,561        250,438     14,348,345
Total revenues..............................      123,920        112,423          6,657
Total expenses (principally research and
  development)..............................   (3,370,661)    (3,159,437)    (4,079,124)
Net loss....................................   (3,246,741)    (3,047,014)    (4,072,467)

     Of the Company's $4,225,580 in total cash and cash equivalents as of June 30, 1999, $1,682,602 is restricted to fund current ATI research and administrative expenditures under the BioChem collaboration.

     ATI also incurs certain fees reimbursable by BioChem. At June 30, 1999, total outstanding reimbursable fees equaled $67,108 and were reflected on the Company's consolidated balance sheets within the asset "due from related party."

     As part of the BioChem agreement, BioChem also receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. These warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing the amount of BioChem's investment in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limits the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the total number of shares of the Company's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of the ImmunoGen Common Stock on that date, unless shareholder approval for such a conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In the event that ATI common stock does not become publicly traded, the Company expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

F. AGREEMENTS:

  SmithKline Beecham Licensing and Stock Purchase Agreements

     In February 1999, the Company entered into an exclusive license agreement with SB to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1/SB-408075. Under the terms of the agreement, the Company could receive up to a total of $41.5 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SB will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. (See also Note L.)

     The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for the product's initial assessment in humans, which is expected to begin before the end of calendar year 1999. All costs subsequent to the initial assessment will be the responsibility of SB. The SB Agreement is also expected to provide enough additional funding to support further development of the Company's other current and planned research and development efforts.

     As of June 30, 1999, the first two milestone payments totaling $3.0 million had been received and recorded as collaboration revenue. Pursuant to the SB Agreement, the payments represented non-refundable, unrestricted milestones where no future obligation to perform exists. (See also Note L.)

  ImmunoGen/Dana-Farber Cancer Institute

     The Company had a long-standing research and license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Massachusetts not-for-profit corporation. As part of the research and licensing agreement, the Company agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. No funding of such projects occurred in fiscal 1998 or 1999 and none is anticipated in the foreseeable future. To the extent that any invention develops at Dana-Farber, which derived its principal support and prior funding from the Company, the Company has the exclusive right to use such invention. Also as part of the arrangement, the Company is required to pay to Dana-Farber, if and when product sales commence, certain royalties based on a formula stipulated in the agreement.

  ATI/Dana-Farber Agreements

     ATI was established as a joint venture between ImmunoGen and Dana-Farber to develop therapeutics based on apoptosis technology developed at Dana-Farber. In January 1993, the Company purchased 7,000 shares of Class A Preferred Stock of ATI. The Class A Preferred Stock is voting stock and carries a liquidation preference over the common stock of ATI. In addition to previous investments in ATI, ImmunoGen was committed to obtain or furnish another $3.0 million in equity for ATI on such terms and conditions as were mutually agreed to by ATI and the providers of such additional equity. As of June 30, 1997, amounts owed by ATI to ImmunoGen approximated $14.2 million. In July 1997, this balance due ImmunoGen was converted into shares of ATI common stock, thereby satisfying the agreement to provide an additional $3.0 million in equity and increasing ImmunoGen's majority ownership from approximately 72% to approximately 95%. Under the terms of a stock purchase agreement entered into among the Company, ATI, Dana-Farber and a founding researcher of ATI, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or the Company could require such stockholders to sell (the "call option"), their shares of ATI common stock at a predetermined price through January 11, 1999. At the Company's discretion, the options were exercisable through cash or by the delivery of shares of Common Stock. In January 1998, the individual stockholder exercised his put option for 500,000 shares of ATI common stock, par value $0.00002 per share, for an aggregate of $871,930. The value of the Common Stock issued was determined by the terms of the put agreement and subject to the closing price of the Common Stock on the date of the exercise of the put option. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, 475,425 shares of Common Stock were issued to the individual stockholder, thereby increasing the Company's ownership of ATI from approximately 95% to approximately 97%. The transaction was accounted for as a step acquisition of a minority interest in a subsidiary. The incremental 1.5% ATI ownership interest received by the Company is based upon in-process ATI research and development technology and, therefore, not considered a substantiated intangible asset. Accordingly, the cost of the acquisition, $871,930, or ($0.03) per common share, was charged to operations.

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

G.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at June 30, 1999 and 1998:

                                                                     JUNE 30,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Machinery and equipment...................................  $ 1,976,411    $ 5,098,931
Computer hardware and software............................      531,998      1,055,980
Assets under construction.................................      113,321        --
Furniture and fixtures....................................       15,401        120,304
Leasehold improvements....................................    8,346,859      8,346,859
                                                            -----------    -----------
                                                             10,983,990     14,622,074
Less accumulated depreciation and amortization............    9,400,640     12,730,378
                                                            -----------    -----------
                                                            $ 1,583,350    $ 1,891,696
                                                            ===========    ===========

     During 1999, the Company wrote off approximately $3.9 million in fully depreciated idle assets. Depreciation and amortization expense was $555,357, $1,053,441 and $1,496,598 for the years ended June 30, 1999, 1998 and 1997, respectively.

H.  INCOME TAXES:

     No income tax provision or benefit has been provided for U.S. federal income tax purposes as the Company has incurred losses since inception. As of June 30, 1999, net deferred tax assets totaled approximately $38.9 million, consisting of federal net operating loss carryforwards of approximately $108.7 million, state net operating loss carryforwards of approximately $32.2 million, net book to tax timing differences of approximately $9.2 million and approximately $4.4 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between

2000 and 2014 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $48.4 million and $38.9 million at June 30, 1999 and 1998, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly-owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%, and state minimum excise tax liability.

I.  CAPITAL STOCK:

  Common and Preferred Stock

     In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"), with a stated value of $1,000 per share. Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends in cash, or at the Company's option, shares of the Company's Common Stock, in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of Common Stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.50 (subject to certain restrictions) and (ii) 85% of the average of the closing bid price of the Common Stock for the five days prior to conversion. In addition, holders of Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of Common Stock issued on conversion. On January 5, 1998, the remaining 1,100 unconverted shares of the Series A Stock plus accrued dividends thereon were converted into 1,347,491 shares of the Company's Common Stock. In connection with the Series A Stock conversions, warrants to purchase 1,338,117 shares of Common Stock were issued. The warrants have an exercise price of $4 per share and expire at various dates during 2002 and 2003. The warrants were valued at $623,000 and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series A Stock.

     Also in October 1996, the Company sold 3,000 shares of its Series B Convertible Preferred Stock ("Series B Stock"). As of February 4, 1997, all 3,000 shares of Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's Common Stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's Common Stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002. These warrants were valued at $618,900, and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series B Stock.

     In January 1997, the Company sold $3.0 million of its Series C Convertible Preferred Stock ("Series C Stock") in connection with the October 1996 Private Placement (the "October 1996 Private Placement") to an institutional investor. Each share of Series C Stock was convertible into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. On August 1, 1997, the remaining 700 unconverted shares of the Series C Stock plus accrued dividends thereon were converted into 701,180 shares of the Company's Common Stock. In connection with all Series C Stock, warrants to purchase 1,147,754 shares of Common Stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series C Stock.

     In June 1997, the Company sold $1.0 million of its Series D Convertible Preferred Stock ("Series D Stock") in connection with a financing agreement that was entered into in October 1996. The Series D Stock was convertible at any time into a number of shares of Common Stock determined by dividing $1,000 by the lower of (i) $1.4375 and (ii) 85% of the market price of the Company's Common Stock at the time of conversion. As of December 31, 1997, all 1,000 shares of Series D Stock and accumulated dividends thereon had been converted into 1,001,387 shares of Common Stock. In addition, the investor received warrants to purchase 454,545 shares of the Company's Common Stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends on convertible preferred stock at that time.

     Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by paying the advisor a combination of cash and 41,481 shares of the Company's Common Stock.

     In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its non-dividend-bearing Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. The investment was completed in three installments: $1.0 million in December 1997; $500,000 in March 1998; and $1.5 million in July 1998. The issued Series E Stock will be convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. In addition, as of June 30, 1999, warrants to purchase 2,823,528 shares of Common Stock had been issued. These warrants become exercisable at the end of a two-year holding period, subject to certain provisions. The value of the warrants was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock. Approximately $580,500 and $918,000 in non-cash dividends were recorded in each of fiscal 1998 and 1999, respectively. These warrants have an exercise price of $2.125 per share, and vest over a period of two years subject to certain provision. Of the total 2,823,528 warrants issued, 941,176 expire in 2004 and 1,882,352 expire in 2005. Also in relation to this agreement, 75,000 shares of common stock were issued to a third party as a finder's fee. The value of these issued shares equaled $107,000 based on closing prices on the date of grant and charged to operations.

  Warrants

     In addition to the warrants discussed in this footnote, subheading Common and Preferred Stock, the Company issued warrants to purchase 509,000 and 500,000 shares of Common Stock at exercise prices of $4.00 and $6.00 per share, respectively, in connection with a private placement of the Company's convertible debentures in March 1996. These warrants expire in 2001. As a finder's fee, the Company issued warrants to purchase 250,000 shares of the Company's Common Stock to a third party. The 250,000 warrants have an exercise price of $3.105 and expire in 2003.

     Warrants to purchase 26,738 shares of Common Stock at $7.48 per share issued in March 1994 in connection with a capital lease financing expired in April 1999.

  Stock Options

     Under the Company's Restated Stock Option Plan (the "Plan"), originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase shares of Common Stock of the Company. In July 1997, the Board of Directors authorized, and the shareholders subsequently approved, amendments to the Plan to increase the total number of shares reserved for the grant of options to 3.525 million shares of Common Stock. In addition to options granted under the Plan, the Board previously approved the granting of other, non-qualified options. Information related to stock option activity under the Plan and outside of the Plan during fiscal years 1997, 1998 and 1999 is as follows:

                                                                         NON-QUALIFIED OPTIONS
                                            OPTIONS ISSUED UNDER                ISSUED
                                                  THE PLAN                OUTSIDE OF THE PLAN
                                         ---------------------------   -------------------------
                                                         AVERAGE                     AVERAGE
                                          SHARES     PRICE PER SHARE   SHARES    PRICE PER SHARE
                                         ---------   ---------------   -------   ---------------
Outstanding at June 30, 1996...........  1,663,862        $4.40         28,000        $4.40
                                         ---------        -----        -------        -----
     Granted...........................     46,700         3.51         10,000         3.38
     Exercised.........................     36,645         2.07         18,000         0.67
     Canceled..........................    180,950         4.83          --          --
                                         ---------        -----        -------        -----
Outstanding at June 30, 1997...........  1,492,967        $4.40         20,000        $7.69
                                         ---------        -----        -------        -----
     Granted...........................  1,306,700         0.99          --          --
     Exercised.........................    114,302         0.90          --          --
     Canceled..........................    193,012         4.00          --          --
                                         ---------        -----        -------        -----
Outstanding at June 30, 1998...........  2,492,353        $2.92         20,000        $7.69
                                         ---------        -----        -------        -----
     Granted...........................    642,700         2.06          --          --
     Exercised.........................    174,245         1.81          --          --
     Canceled..........................    151,659         5.58          --          --
                                         ---------        -----        -------        -----
Outstanding at June 30, 1999...........  2,809,149        $2.65         20,000        $7.69
                                         =========        =====        =======        =====

     The following table summarizes aggregate information about total stock options under the Plan and outside the Plan, outstanding at June 30, 1999:

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         -------------------------------------------------    ------------------------------
                                       WEIGHTED-AVERAGE
                                          REMAINING
      RANGE OF             NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
   EXERCISE PRICES       OUTSTANDING     LIFE (YEARS)      EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
---------------------    -----------   ----------------   ----------------    -----------   ----------------
   $ 0.84 --  2.50        2,407,974          8.24              $ 1.56            940,226         $ 1.74
     2.51 --  5.00           48,975          7.01                4.03             31,300           4.08
     5.01 --  7.50          156,150          4.46                5.92            156,075           5.92
     7.51 -- 10.00            6,200          4.35                8.44              6,200           8.44
    10.01 -- 12.50          165,050          2.63               11.48            165,050          11.48
    12.51 -- 14.75           44,800          2.08               14.75             44,800          14.75
                         -----------                                          -----------
                          2,829,149                                            1,343,651
                         ===========                                          ===========

     The Company has granted options at the fair market value of the Common Stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 1999, 1998 and 1997:

                                                         AVERAGE                         AVERAGE
                                       OUTSTANDING   PRICE PER SHARE   EXERCISABLE   PRICE PER SHARE
                                       -----------   ---------------   -----------   ---------------
June 30, 1999........................   2,829,149         $2.65         1,343,651         $3.94
June 30, 1998........................   2,512,353          2.92         1,196,978          4.95
June 30, 1997........................   1,512,967          4.57         1,251,785          4.82

     Options vest at various rates over periods of up to four years and may be exercised within ten years from the date of grant.

     The Company applies the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net basic and diluted loss per common share for the years ended June 30, 1999, 1998 and 1997 would have been adjusted to the pro forma amounts indicated below:

                                                   JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1997
                                                   -------------   -------------   -------------
Net Loss.........................................   $5,648,419      $8,681,477      $12,852,855
Basic and diluted loss per share.................   $     0.22      $     0.36      $      0.72

     The above amounts only include grants within the last three years and may not be indicative of future pro forma net loss or earnings amounts because expense is recognized over the vesting period, which is greater than the three years shown.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           1999      1998      1997
                                                          ------    ------    ------
Dividend Yield..........................................  None      None      None
Volatility..............................................  85.00%    85.00%    75.00%
Risk-free interest rate.................................   4.96%     5.53%     6.49%
Expected life (years)...................................   5.5       5.5       5.5

     Using the Black-Scholes option-pricing model, the fair value of options granted during fiscal 1999 and 1998 was $1.47 and $0.72, respectively.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

  Common Stock Reserved

     Shares of authorized Common Stock have been reserved for the exercise of all options and warrants outstanding.

J.  COMMITMENTS:

  Operating Leases

     At June 30, 1999, the Company leased facilities in Norwood and Cambridge, Massachusetts. In fiscal year 1997, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2000, with an option to renew until June 30, 2003. The Cambridge facilities are rented under two separate lease arrangements. In fiscal year 1997, the Company entered into a three-year lease renewal for one of these properties, to September 2000. The lease term for the second Cambridge facility expires in 2003. This facility is subject to a sublease agreement, with the current sublease term expiring in February 2000. Total net receipts under the sublease agreement, which are credited to rent expense, are expected to total approximately $3.2 million through February 2000, of which approximately $796,000, $774,000 and $753,000 was received by the Company in fiscal 1999, 1998 and 1997, respectively. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense/(income), net of the above mentioned subleased income, was approximately $146,000, $140,000 and ($15,000) during fiscal years 1999, 1998 and 1997.

     During fiscal year 1999, the Company entered into several non-cancelable capital lease agreements in connection with certain information system acquisitions. The leases have initial terms of 24 to 36 months and the corresponding leased equipment serves as pledged capital. At June 30, 1999, the gross amounts of computer hardware and software equipment, construction in progress and the related accumulated depreciation and amortization recorded under capital leases were as follows:

                                                              JUNE 30,
                                                                1999
                                                              --------
Computer hardware and software..............................  $ 28,339
Construction in progress....................................   113,321
                                                              --------
                                                               141,660
Accumulated amortization....................................      (787)
                                                              --------
                                                              $140,873
                                                              --------

     The minimum rental commitments, including real estate taxes and other expenses, for the next four years under the noncancelable capital and operating lease agreements are as follows:

                                                              CAPITAL      OPERATING
                           PERIOD                              LEASES       LEASES
                           ------                             --------    -----------
2000........................................................  $ 70,546    $ 1,284,255
2001........................................................    65,632        580,188
2002........................................................     8,683        501,635
2003........................................................     --           386,435
                                                              --------    -----------
Total minimum lease payment.................................   144,861      2,752,513
                                                              --------    -----------
Less 2000 sublease income...................................     --        (1,036,054)
                                                              --------    -----------
Total lease commitments.....................................     --       $ 1,716,459
                                                              --------    ===========
Less amount representing interest...........................    19,902
                                                              --------
Present value of net minimum capital lease payments.........  $124,959
                                                              ========

K.  EMPLOYEE BENEFIT PLANS:

     Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal, 1999, 1998 and 1997, the Company's contributions to the 401(k) Plan amounted to approximately $26,000, $25,000, and $29,500, respectively.

L.  SUBSEQUENT EVENT:

     On September 1, 1999, the Company exercised the first of two put options under the SB Agreement and received $2.5 million upon the issuance of 1,023,039 shares of the Company's Common Stock.

     On September 16, 1999, the Company recognized $4.0 million in collaboration revenue under the SB Agreement, the date on which the Company's IND to begin human clinical trials of huC242-DM1/SB-408075 became effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The section entitled "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or about October 12, 1999, is hereby incorporated by reference.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

NAME                             AGE             POSITIONS WITH THE COMPANY
----                             ---             --------------------------
Mitchel Sayare, Ph.D...........  51    Chairman of the Board of Directors, Chief Executive
                                       Officer and President
Walter A. Blattler, Ph.D.......  50    Executive Vice President, Science and Technology
John M. Lambert, Ph.D..........  48    Vice President, Research and Development
Kathleen A. Carroll............  47    Vice President, Finance and Administration, Treasurer
                                       and Assistant Secretary

     The background of each executive officer is as follows:

     Mitchel Sayare, Chief Executive Officer since 1986, a Director since 1986 and Chairman of the Board of Directors since 1989, joined the Company in 1986. From 1986 to July 1992 and currently since 1994, Mr. Sayare has served as President of the Company. From 1982 to 1985, Mr. Sayare was Vice President for Development at Xenogen, Inc., a biotechnology company specializing in monoclonal antibody-based diagnostic systems for cancer. From 1977 to 1982, Mr. Sayare was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. He holds a Ph.D. in Biochemistry from Temple University School of Medicine.

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

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

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

     (3) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   (3.1)      Restated Articles of Organization(1)
   (3.2)      By-Laws, as amended(2)
   (4.1)      Article 4 of the Restated Articles of Organization as
              amended (See Exhibits 3.1 and 3.2)(1)
   (4.2)      Designation of Series A Preferred Stock(3)
   (4.3)      Designation of Series B Preferred Stock(4)
   (4.4)      Designation of Series C Preferred Stock(4)
   (4.5)      Designation of Series D Preferred Stock(5)
   (4.6)      Designation of Series E Preferred Stock(6)
   (4.7)      Form of Common Stock Certificate(7)
  (10.1)      Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer
              Institute, Inc. (now Dana-Farber Cancer Institute, Inc.)
              with addenda dated as of August 13, 1987 and August 22,
              1989(7)
  (10.2)      Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(7)
  (10.3)x     Restated Stock Option Plan(8)
  (10.4)x     Letter Agreement Regarding Employment dated as of October 1,
              1987 between the Registrant and Dr. Walter A. Blattler(7)
  (10.5)      Lease dated May 15, 1997 by and between Harry F. Stimpson,
              III, as trustees, lessor, and the Registrant, lessee(5)
  (10.6)      Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty
              Trust, lessor, and Charles River Biotechnical Services, Inc.
              ("Lessee") together with Assignment of Leases dated June 29,
              1989 between Lessee and the Registrant(9)
  (10.7)      First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the
              Registrant(10)
  (10.8)      Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence
              Realty Trust, lessor, and the Registrant, Lessee(5)
  (10.9)x     Letter Agreement Regarding Compensation of Mitchel Sayare,
              dated April 29, 1994(11)
  (10.10)     Lease dated as of December 23, 1992 by and between
              Massachusetts Institute of Technology, lessor, and the
              Registrant, lessee(8)
  (10.11)     Option Agreement dated April 5, 1990 by and between the
              Registrant and Takeda Chemical Industries, Ltd.(12)
  (10.12)     Capital Lease Agreement dated March 31, 1994 by and between the Registrant and Aberlyn Capital Management Limited
              Partnership(11)
  (10.13)     Sublease dated as of August 31, 1995 by and between the
              Registrant, as landlord, and Astra Research Center Boston,
              Inc., as tenant(13)
  (10.14)     Equipment Use and Services Agreement dated as of August 31,
              1995 by and between the Registrant, as landlord, and Astra
              Research Center Boston, Inc., as tenant(13)
  (10.15)     Consent to Sublease and Agreement dated as of August 31,
              1995 by and between Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research
              Center Boston, Inc., as sublessee(13)
  (10.16)     Amendment to Lease dated August 31, 1995 between
              Massachusetts Institute of Technology, as lessor, and the
              Registrant, as lessee(14)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  (10.17)     Securities Purchase Agreement, including the Form of
              Convertible Debenture and The Form of Stock Purchase
              Warrant, dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures International(14)
  (10.18)     Registration Rights Agreement dated as of March 15, 1996 by and among the Registrant and Capital Ventures
              Internationa1(14)
  (10.19)     Letter Agreement dated as of March 21, 1996 by and among the
              Registrant and Capital Ventures International regarding the
              Securities Purchase Agreement dated as of March 15, 1996(14)
  (10.20)     Letter Agreement dated as of June 6, 1996 by and among the
              Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(15)
  (10.21)     First Amendment to Sublease dated August 31, 1995 by and
              between the Registrant, as landlord, and Astra Research
              Center Boston, Inc., as tenant(16)
  (10.22)     Convertible Preferred Stock Purchase Agreement dated as of
              October 16, 1996 between Southbrook International
              Investments, Ltd. and the Registrant, as amended by an
              agreement dated October 16, 1996 and attached thereto(3)
  (10.23)     Registration Rights Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the
              Registrant(3)
  (10.24)     Warrant dated October 16, 1996 issued to Southbrook
              International Investments, Ltd.(3)
  (10.25)     Warrant dated October 16, 1996 issued to Brown Simpson,
              LLC(3)
  (10.26)     Warrant dated January 6, 1997 issued to Southbrook
              International Investments, Ltd.(4)
  (10.27)     Convertible Debenture, dated as of June 28, 1996, by and
              among the Registrant and The Dana-Farber Cancer Institute,
              Inc.(17)
  (10.28)     Form of Warrant issued by the Registrant to LBC Capital
              Resources, Inc.(17)
  (10.29)     Research Collaboration Agreement dated July 31, 1997 between
              Apoptosis Technology, Inc. and BioChem Therapeutic Inc.*(5)
  (10.30)     License Agreement dated July 31, 1997 between Apoptosis
              Technology, Inc., BioChem Pharma Inc., Tanaud Holdings
              (Barbados) Ltd. and Tanaud L.L.C.*(5)
  (10.31)     Stock Purchase Agreement dated July 31, 1997 by and among
              Apoptosis Technology, Inc., BioChem Pharma (International)
              Inc., and the Registrant*(5)
  (10.32)     Registration Agreement dated July 31, 1997 between the
              Registrant and BioChem Pharma (International) Inc.(5)
  (10.33)     Registration Agreement dated July 31, 1997 between Apoptosis
              Technology, Inc. and the Registrant(5)
  (10.34)     Form of Warrant issued by the Registrant to BioChem Pharma
              (International) Inc.(5)
  (10.35)     Warrant Certificate dated September 16, 1997 issued to
              Southbrook International Investments, Ltd.(18)
  (10.36)     Warrant Certificate dated July 31, 1997 issued to Capital
              Ventures International(18)
  (10.37)     Warrant Certificate dated August 1, 1997 issued to Capital
              Ventures International(18)
  (10.38)     Warrant Certificate dated August 21, 1997 issued to Capital
              Ventures International(18)
  (10.39)     Warrant Certificate dated October 6, 1997 issued to BioChem
              Pharma (International)(18)
  (10.40)     Series E Convertible Preferred Stock Purchase Agreement by
              and among ImmunoGen, Inc., Biotechnology Venture Partners,
              L.P., Biotechnology Value Fund, L.P., Biotechnology Value
              Fund, Ltd. and Investment 10, L.L.C. dated December 10,
              1997*(6)
  (10.41)     Registration Agreement among ImmunoGen, Inc., Biotechnology
              Venture Partners, L.P., Biotechnology Value Fund, L.P.,
              Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.
              dated December 10, 1997(6)
  (10.42)     Form of Warrant Certificate issued by the Registrant to
              Biotechnology Venture Partners, L.P., Biotechnology Value
              Fund, L.P., Biotechnology Value Fund, Ltd. and Investment
              10, L.L.C.(6)
  (10.43)     Warrant Certificate dated December 1,1997 issued to Capital
              Ventures International (6)
  (10.44)     Warrant Certificate dated December 5,1997 issued to Capital
              Ventures International (6)
  (10.45)     Warrant Certificate dated January 5,1998 issued to Capital
              Ventures International (6)
  (10.46)     Warrant Certificate dated January 5, 1998 issued to BioChem
              Pharma Inc. (6)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  (10.47)     First Amendment to Stock Purchase Agreement dated as of
              March 18, 1998 by and among ImmunoGen, Inc., Biotechnology
              Venture Partners, L.P., Biotechnology Value Fund, Ltd. and
              Investment 10, L.L.C.*(19)
  (10.48)     License Agreement dated effective June 1, 1998 by and
              between the Registrant and Pharmacia & Upjohn AB*
  (10.49)     License Agreement dated February 1, 1999 between the
              Registrant and SmithKline Beecham Corporation*(20)
  (10.50)     Stock Purchase Agreement dated February 1, 1999 between the
              Registrant and SmithKline Beecham plc*(20)
     (21)     Subsidiaries of the Registrant
     (23)     Consent of PricewaterhouseCoopers LLP
     (27)     Financial Data Schedule

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

(20) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31,1998.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

 (*) The Registrant has filed a confidential treatment request with the Commission with respect to this document.

 (b) Form 8-K dated February 9, 1999 - Item 5: Other Events. The Company announced the signing of a $45 million agreement with SmithKline Beecham plc, London/SmithKline Beecham, Philadelphia for the development and commercialization of huC242-DM1/SB-408075.

     Form 8-K dated June 2, 1999 - Item 5: Other Events. The Company announced that it had received a $2.0 million milestone payment from SmithKline Beecham plc pursuant to its license agreement with SmithKline. The Company also announced that upon achievement of this milestone, and in addition to the $2.0 million milestone payment, the Company had fulfilled the condition required to exercise the first of two put options.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IMMUNOGEN, INC.

                                              By: /s/   MITCHEL SAYARE
                                              ----------------------------------
                                                        MITCHEL SAYARE
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

Dated: September 28, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----
            /s/ MITCHEL SAYARE              Chairman of the Board of Directors,    September 28, 1999
------------------------------------------  Chief Executive Officer and President
              MITCHEL SAYARE                (principal executive officer)

         /s/ KATHLEEN A. CARROLL            Vice President, Finance and            September 28, 1999
------------------------------------------  Administration, Treasurer and
           KATHLEEN A. CARROLL              Assistant Secretary (principal
                                            financial officer and principal
                                            accounting officer)

          /s/ WALTER A. BLATTLER            Executive Vice President, Science and  September 28, 1999
------------------------------------------  Technology, and Director
            WALTER A. BLATTLER

           /s/ DAVID W. CARTER              Director                               September 28, 1999
------------------------------------------
             DAVID W. CARTER

         /s/ MICHAEL R. EISENSON            Director                               September 28, 1999
------------------------------------------
           MICHAEL R. EISENSON

           /s/ STUART F. FEINER             Director                               September 28, 1999
------------------------------------------
             STUART F. FEINER

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                DESCRIPTION

21                 Subsidiaries of the Registrant
23                 Consent of PricewaterhouseCoopers LLP
27                 Financial Data Schedule