Form 10-Q
period 1999-09-30
IMMUNOGEN INC
filed 1999-11-04
CIK 855654

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

     At November 4, 1999 there were 26,692,336 shares of common stock, par value $.01 per share, of the registrant outstanding.


                            Exhibit Index at Page: 16

                                 IMMUNOGEN, INC.
                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     a.  Condensed Consolidated Balance Sheets as of
         September 30, 1999 and June 30, 1999.....................      3

     b.  Condensed Consolidated Statements of
         Operations for the three months ended
         September 30, 1999 and 1998..............................      4

     c.  Condensed Consolidated Statements of Stockholders'
         Equity for the year ended June 30, 1999 and the
         three  months ended September 30, 1999...................      5

     d.  Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 1999 and 1998...      6

     e.  Notes to Condensed Consolidated Financial Statements.....      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    14

PART II. OTHER INFORMATION .........................................   14


SIGNATURES..........................................................   15

EXHIBIT INDEX.......................................................   16

                                 IMMUNOGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, AND JUNE 30, 1999
                                   (UNAUDITED)

                                                             SEPTEMBER 30,       JUNE 30,
                                                                  1999             1999
                                                             -------------    -------------
                             ASSETS
Cash and cash equivalents.................................   $   5,612,437    $   4,225,580
Due from related parties..................................       4,874,532          910,108
Current portion of note receivable........................             -            350,000
Prepaid and other current assets..........................          74,146           57,915
                                                             -------------   --------------
    Total current assets..................................      10,561,115        5,543,603
                                                             -------------   --------------
Property and equipment, net of accumulated depreciation...       1,568,305        1,583,350
Other assets..............................................          43,700           43,700
                                                             -------------    -------------
    Total assets..........................................   $  12,173,120    $   7,170,653
                                                             =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................   $     897,620    $     869,996
Accrued compensation......................................         199,951          282,390
Other current accrued liabilities.........................         544,383          528,969
Current portion of deferred lease and capital lease
 obligations..............................................          80,683           91,911
                                                              ------------    -------------
    Total current liabilities.............................       1,722,637        1,773,266
                                                              ------------    -------------
Capital lease obligations.................................          52,789           68,220
                                                              ------------    -------------
    Total liabilities.....................................       1,775,426        1,841,486
                                                              ------------    -------------

Commitments and contingencies
Stockholders' equity:
 Preferred stock; $.01 par value; authorized 5,000,000
  as of September 30, 1999 and June 30, 1999:
   Convertible preferred stock, Series E, $.01 par value;
    issued and outstanding 2,400 as September 30, 1999
    and June 30, 1999 (liquidation preference -
    stated value).........................................              24              24

 Common stock, $.01 par value; authorized 50,000,000
   shares as of September 30, 1999 and June 30, 1999;
   issued and outstanding 26,692,336 and 25,668,797
   as of September 30, 1999 and June 30, 1999,
   respectively...........................................         266,923         256,687

Additional paid-in capital................................     162,098,951     158,790,821
Accumulated deficit.......................................    (151,968,204)   (153,718,365)
                                                              ------------    ------------
    Total stockholders' equity............................      10,397,694       5,329,167
                                                              ------------    ------------
    Total liabilities and stockholders' equity.               $ 12,173,120    $  7,170,653
                                                              ============    ============

               The accompanying notes are an integral part of the
                  condended consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ------------------------------
                                                        1999              1998
                                                    ------------      ------------
Revenues:
 Revenue earned under collaboration agreement....   $  4,000,000
 Development fees................................          4,800      $    104,672
 Interest........................................         59,296            71,126
 Licensing.......................................            290               528
                                                    ------------      ------------
      Total revenues.............................      4,064,386           176,326
                                                    ------------      ------------
Expenses:
 Research and development........................      1,831,023         1,425,214
 General and administrative......................        503,066           346,785
 Interest........................................          5,269             1,442
                                                    ------------      ------------
      Total expenses.............................      2,339,358         1,773,441
                                                    ------------      ------------
Earnings/(loss) from operations..................      1,725,028        (1,597,115)
                                                    ------------      ------------
  Gain/(loss) on the sale of assets..............           (157)            3,200
  Other income...................................            -              24,947
                                                    ------------      ------------
Net earnings/(loss) before minority interest           1,724,871        (1,568,968)
                                                    ------------      ------------
 Minority interest in net loss of consolidated
   subsidiary....................................         25,290            25,290
                                                    ------------      ------------
Net earnings/(loss)..............................      1,750,161        (1,543,678)
                                                    ------------      ------------
 Non-cash dividends on convertible
  preferred stock................................           -             (917,583)
                                                    ------------      ------------
Net earnings/(loss) to common stockholders.......   $  1,750,161      $ (2,461,261)
                                                    ============      ============
Earnings/(loss) per common share
   Basic.........................................   $       0.07      $      (0.10)
                                                    ============      ============
   Diluted.......................................   $       0.05      $      (0.10)
                                                    ============      ============
Average common shares outstanding
   Basic.........................................     25,913,856        25,483,139
                                                    ============      ============
   Diluted.......................................     33,684,371        25,483,139
                                                    ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEAR ENDED JUNE 30, 1999 AND THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                          COMMON STOCK       PREFERRED STOCK    ADDITIONAL                       TOTAL
                                      --------------------  -----------------    PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                        SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL        DEFICIT          EQUITY
                                      ----------  --------  -------   -------  ------------  --------------  ------------
Balance at June 30, 1998............  25,419,552  $254,195    1,200   $    12  $152,782,585  $(148,725,822)  $  4,310,970
                                      ==========  ========  =======   =======  ============  =============   ============

 Stock options exercised............     174,245     1,742      -         -         313,545            -          315,287
 Issuance of Series E Convertible
  Preferred Stock, net of
  financing costs...................         -         -      1,200        12     1,495,193            -        1,495,205
 Issuance of Common Stock in
  exchange for Series E
  Preferred Stock placement
  services..........................      75,000       750      -         -            (750)           -              -
 Value of Common Stock
  purchase warrants issued..........         -         -        -         -         917,583            -          917,583
 Compensation for stock
  option vesting acceleration
  for retired director..............         -         -        -         -          13,275            -           13,275
 Value ascribed to ImmunoGen
  warrants issued to BioChem,
  net of financing costs............         -         -        -         -       3,269,390            -        3,269,390
 Non-cash dividends on
  convertible preferred stock.......         -         -        -         -             -         (917,583)      (917,583)
 Net loss for the year ended
  June 30, 1999.....................         -         -        -         -             -       (4,074,960)    (4,074,960)
                                      ----------  --------  -------  --------  ------------  -------------    -----------
Balance at June 30, 1999............  25,668,797  $256,687    2,400  $     24  $158,790,821  $(153,718,365)  $  5,329,167
                                      ==========  ========  =======  ========  ============  =============   ============

 Issuance of Common Stock...........   1,023,039    10,231      -         -       2,489,769            -        2,500,000
 Stock options exercised............         500         5      -         -             651            -              656
 Value ascribed to ImmunoGen
  warrants issued to BioChem,
  net of financing costs............         -         -        -         -         817,710            -          817,710
 Net earnings for the three
  months ended September 30, 1999...         -         -        -         -             -        1,750,161      1,750,161
                                      ----------  --------  -------  --------  ------------  -------------    -----------
Balance at September 30, 1999........ 26,692,336  $266,923    2,400  $     24  $162,098,951  $(151,968,204)  $ 10,397,694
                                      ==========  ========  =======  ========  ============  =============   ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          -----------------------------
                                                              1999             1998
                                                          ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings/(loss) to common stockholders.........     $  1,750,161     $ (2,461,261)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization.....................         118,921          168,035
    Loss (gain) on sale of property and equipment.....             157           (3,200)
    Interest earned on note receivable................             -            (26,731)
    Non-cash dividend on convertible preferred stock..             -            917,583
    Minority interest in net loss of consolidated
     subsidiary.......................................         (25,290)         (25,290)
    Amortization of deferred lease....................         (13,188)         (13,188)
    Changes in operating assets and liabilities:
      Due from related parties........................      (3,964,424)          45,079
      Prepaid and other current assets................         (16,231)         (50,293)
      Accounts payable................................          27,624         (103,620)
      Accrued compensation............................         (82,439)         (76,501)
      Other current accrued liabilities...............          15,414          (43,839)
                                                          ------------     -------------
        Net cash used for operating activities........      (2,189,295)      (1,673,226)
                                                          ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................        (104,233)             -
  Payments received on note receivable................         350,000              -
  Proceeds from sale of property and equipment........             200            3,200
                                                          ------------     ------------
        Net cash provided by investing activities.....         245,967            3,200
                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issuances, net.........................       2,500,656              -
  Proceeds from convertible preferred stock, net......             -          1,496,263
  Proceeds from issuance of subsidiary convertible
   preferred stock, net...............................         843,000          842,867
  Principal payments on capital lease obligations.....         (13,471)             -
                                                          ------------     ------------
        Net cash provided by financing activities.....       3,330,185        2,339,130
                                                          ------------     ------------
Net change in cash and cash equivalents...............       1,386,857          669,104
                                                          ------------     ------------
Cash and cash equivalents, beginning balance..........       4,225,580        1,741,825
                                                          ------------     ------------
Cash and cash equivalents, ending balance.............    $  5,612,437     $  2,410,929
                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Due from related party for quarterly investment
     payment..........................................    $    843,000     $    843,000
                                                          ============     ============
    Issuance of Common Stock in exchange for
     Series E Preferred Stock placement services......    $        -       $    107,812
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

     To date, the Company has not generated revenues from product sales and expects to incur significant losses for the foreseeable future. It is anticipated that the Company's existing capital resources will enable current and planned operations to be maintained through at least the end of fiscal year 2000. However, if the Company is unable to achieve subsequent milestones under its collaborative agreement (see Note B), the Company may be required to pursue additional strategic partners, secure alternative funding arrangements and/or be required to defer or limit some or all of its planned research and development projects.

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

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements at September 30, 1999 and June 30, 1999 and for the three-month period ended September 30, 1999 and 1998 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. ("ATI"). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur a net loss for the fiscal year ended June 30, 2000. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

COMPUTATION OF LOSS PER COMMON SHARE

     Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of September 30, 1999 and 1998, the total number of stock options, warrants and other securities convertible into ImmunoGen Common Stock equaled 17,140,122 and 15,942,789, respectively. Components of calculating net earnings/(loss) per share are set forth in the following table:
                                       7

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                         1999         1998
                                                     -----------  -----------
Net earnings/(loss) to common shareholders......     $ 1,750,161  $(2,461,261)
                                                     ===========  ===========
 Weighted average common shares outstanding,
   basic........................................      25,913,856   25,483,139
 Net effect of dilutive instruments:
     Convertible preferred stock................       6,797,845    7,444,245
     Options....................................         771,600      372,911
     Warrants...................................         201,070          -
                                                     -----------  -----------
Weighted average common shares outstanding,           33,684,371   33,300,295 *
  diluted.......................................

Earnings/(loss) per common share, basic.........     $      0.07  $     (0.10)
                                                     ===========  ===========
Earnings/(loss) per common share, dilutive......     $      0.05  $     (0.10)
                                                     ===========  ===========

  * The dilutive effects of common stock equivalents were not included in the September 30, 1998 calculation, as their effect was antidilutive.


B.   AGREEMENTS

  In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug, huC242-DM1/SB-408075 (the "SB Agreement"). In preclinical studies, huC242-DM1/SB-408075 has been shown to be effective against colorectal, pancreatic and non-small cell lung cancers. Under the terms of the agreement, the Company could receive up to a total of $41.5 million, subject to the achievement by the Company of certain non-refundable development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence.

  Under a separate Stock Purchase Agreement, ImmunoGen was also granted the right to sell up to $5.0 million of ImmunoGen Common Stock to SB in two separate transactions, subject to certain conditions (the "put options"). On September 1, 1999, the Company exercised the first of these two put options and issued 1,023,039 shares of Common Stock to SB for $2.5 million.

  The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for the product's initial assessment in humans, which is expected to begin before the end of calendar year 1999. All costs subsequent to the initial assessment will be the responsibility of SB. The SB Agreement is also expected to provide enough additional funding to support further development of the Company's other current and planned research and development efforts. As of September 30, 1999, the Company had recognized three milestones totaling $7.0 million in collaboration revenue. Pursuant to the SB Agreement, these payments represented non-refundable, unrestricted milestone payments where no future obligation to perform exists. Of the $7.0 million collaboration revenue recorded to date, $3.0 million had been received and $4.0 million remained outstanding and included in the asset titled "Due from related parties" on the September 30, 1999 balance sheet. In October 1999, the remaining $4.0 million balance was received in full.

C.   MINORITY INTEREST

  In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. The BioChem agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development.

  Under the BioChem agreement, BioChem will invest a total of $11,125,000 in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of quarterly private placements, through March 2000. Proceeds are to be used exclusively to support the research and development activities of the collaboration. The BioChem agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. As of September 30, 1999, BioChem had invested $9,439,000; of which $8,596,000 had been received and $843,000 remained outstanding and included within the asset entitled "Due from related parties" on the September 30, 1999 condensed consolidated balance sheet. The outstanding $843,000 balance was subsequently received in October 1999. The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the first date of issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through September 30, 1999, 8,590 shares of ATI preferred stock were issued or issuable to BioChem, representing a 12.7% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss for the quarters ended September 30, 1999 and 1998 by $25,290 in each period. Based upon an independent appraisal, approximately 3% of the $8,596,000 invested to date, or approximately $258,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $8,338,000, allocated to the Company's equity. Under the BioChem agreement, the initial three-year research term will expire in July 2000. However, the agreement may be extended beyond the initial three-year term, at BioChem's discretion, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to the satisfaction of special conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time. Of the Company's total $5.6 million in cash and cash equivalents as of September 30, 1999, $1.6 million represents cash and cash equivalents restricted to fund ATI's research and administrative expenditures.

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

  In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075, for the treatment of colorectal and pancreatic cancers (the "SB Agreement"). In preclinical studies, huC242-DM1/SB-408075 has also been shown to be effective against non-small cell lung cancer. In September 1999, the Company's Investigational New Drug application ("IND") to begin human testing of huC242-DM1/SB-408075 became effective, and enrollment of patients into a Phase I clinical trial is expected to begin before the end of calendar 1999. The Company also continues to develop its TAP for the treatment of small-cell lung cancer, huN901-DM1, and to pursue additional antibodies to be used to develop TAP's effective against other cancers. In July 1997, ATI began a three-year research and development collaboration with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. At BioChem's option, this collaboration may be extended beyond its initial three-year term.

  To date, the Company has not generated revenues from product sales and expects to incur significant losses for the foreseeable future. The Company anticipates that its existing capital resources will enable the Company to maintain its current and planned operations through at least fiscal year 2000. Further, the Company believes that the SB Agreement, while subject to the achievement by the Company of certain milestones, is expected to provide sufficient cash-based milestone payments to allow current and planned operations to continue beyond fiscal year 2000. However, no assurances can be given that such milestones will in fact be realized. If the Company is unable to meet some or all of the terms and conditions in the SB Agreement, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or be required to defer or limit some or all of its planned research and development projects.


RESULTS OF OPERATIONS

  Revenues

  The Company's total revenues for the three months ended September 30, 1999 ("1999") were $4.1 million, compared with $176,000 for the three months ended September 30, 1998 ("1998"). The significant increase in revenues from 1998 to 1999 is primarily attributable to the $4.0 million milestone payment recognized as collaboration revenue under the SB Agreement. No collaboration revenue was earned during 1998. The $4.0 million milestone payment was recorded upon receiving notice from the FDA that the Company's IND application to begin human clinical trials of huC242-DM1/SB-408075 was accepted. Milestones earned under the SB Agreement represent one-time, non-refundable, unrestricted payments recognized upon predetermined scientific and/or regulatory achievements. Additional collaboration revenues of approximately $34.5 million will be earned if the Company achieves the scientific and regulatory milestones as defined within the SB Agreement. Therefore, historically-recognized collaboration revenues should not be used as indicators of the timing or extent of future milestone payments.

  Interest income was $59,000 in 1999 compared to $71,000 in 1998. Interest earned in the three-month period ended September 30, 1999 primarily resulted from earnings on invested cash balances. Interest earned during the three-month period ended September 30, 1998 included earnings on invested cash balances as well as interest earned on a note receivable from an assignee of one of the Company's facilities. The decrease in total interest income from 1999 to 1998 resulted from the final payment on the note receivable made on July 1, 1999.

  Research and Development Expenses

  Research and development expenses, which constituted the principal component of the Company's total operational expenditures (78%, and 80% in the quarters ended September 30, 1999 and 1998, respectively), were $1.8 million in 1999 compared to $1.4 million in 1998. The $406,000, or 29%, increase from 1998 to 1999 was primarily due to costs associated with the development and manufacturing of huC242-DM1/SB-408075 components, as well as the further development of huN901-DM1. Total 1999 increases were offset by significant reductions in depreciation and, to a lesser extent, reduced scientific staffing levels. Future research and development expenses are expected to significantly increase as the Company anticipates beginning Phase 1 clinical trials of huC242-DM1/SB-408075 in the last quarter of calendar year 1999. Similarly, additional preclinical development costs associated with the Company's huN901-DM1 product candidate are also expected to increase future research and development spending.

  General and Administrative Expenses

  General and administrative expenses were $503,000 in 1999 compared to $347,000 in 1998. The approximate $156,000, or 45%, increase was primarily due to increased non-scientific staffing levels and increased expenditures associated with investor relations and business development. Future general and administrative expenses are also expected to increase in support of the continued development of the Company's product candidates and technologies.

  Minority Interest

  ATI operating losses of $25,290 in each of the three-month periods ended September 30, 1999 and 1998 were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

  Non-cash Dividends

  Non-cash dividends were approximately $918,000 in the first quarter ended September 30, 1998. No non-cash dividends were recognized in the first quarter of fiscal 2000. The $918,000 non-cash dividends recognized in the first quarter of fiscal 1999 represented the fair value, using the Black-Scholes option pricing model, of warrants to purchase 1.4 million shares of ImmunoGen Common Stock issued in connection with the sale of the Company's Series E Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

  Since July 1, 1999, the Company has financed the net cash used in operating activities from various sources. These sources include revenues earned under collaborative agreements, issues of equity securities, amounts received from the assignment of facilities and equipment, income earned on invested assets and, to a lesser extent, proceeds from the exercise of stock options and SBIR grant support. Substantially all cash used in operations for the quarter ended September 30, 1999 (the "quarter") was used in support of the Company's various research and development expenditures. In addition to funding $2.23 million in quarterly operational expenses (exclusive of non-cash depreciation, amortization and minority interest charges), operating cash of approximately $40,000 was used to reduce certain accrued liabilities.

  Capital purchases were $104,000 for the quarter and primarily consisted of the final phase of the Company's information system upgrade. Although the Company anticipates further research equipment acquisitions, significant cash-based expenditures on property and equipment through the remainder of fiscal 2000 are not expected.

  On September 1, 1999, the Company exercised a $2.5 million put option available to it under the SB Agreement. In exchange for the $2.5 million received, 1,023,039 shares of the Company's Common Stock were issued to SB.

  From July 1, 1999 to September 30, 1999, an aggregate of $843,000 was received from BioChem with respect to the June 30, 1999 quarterly investment. As previously described, in October 1999, another $843,000 payment was received as payment of the September 1999 quarterly investment.

  The Company anticipates that its existing capital resources, which include the subsequently received $4.0 million IND milestone payment and the $843,000 September 30, 1999 BioChem investment, will enable the Company to maintain its current and planned operations through at least the end of fiscal year 2000. Moreover, the Company believes that the SB Agreement, while subject to the achievement of future development milestones, will not only provide sufficient equity and milestone payments to carry out its responsibilities in developing huC242-DM1/SB-408075, but also provide enough additional funding to support the Company's other current and planned research and development expenditures beyond fiscal year 2000. Finally, the Company is also actively seeking a partner to support aggressive clinical development and commercialization of the huN901-DM1, the Company's product candidate for small-cell lung cancer. However, no assurances can be given that such third-party relationships will be made available to the Company or that future milestone payments under the SB agreement will in fact be realized. If the Company is unable to achieve some or all of the SB Agreement milestones and/or not consummate additional third-party relationships, it may be required to seek alternative financing arrangements and/or defer or limit some or all of its planned research and development projects.

YEAR 2000 ISSUES

  The  Company  has  completed  all  upgrades   necessary  to  ensure  that  its
information systems, facilities and research and development equipment containing date-sensitive hardware and software are Year 2000 compliant. The Company has also sent questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing their respective Year 2000 problems. To date, the Company has received responses from all surveyed vendors and, based upon information contained in those responses, the Company believes that Year 2000 issues have been or will be addressed by the Company's critical vendors by the end of calendar year 1999. Should a vendor not be able to overcome its respective Year 2000 system issues, the Company believes that appropriate, alternative vendors are readily available. Though not considered likely, the failure of a major supplier or vendor with Year 2000 problems to convert its systems on a timely basis could potentially have a material adverse effect on the Company's business, financial condition and results of operations.

  To date, Year 2000 remediation expenses have not been material, and the Company does not anticipate that it will incur any significant future expenditures in relation to Year 2000 issues. All implemented Year 2000 remediations were recorded in accordance with the Company's capitalization policy or otherwise expensed as incurred.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; potential Year 2000 problems; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

      On February 1, 1999 the Company entered into a Stock Purchase Agreement with SB (the "Stock Purchase Agreement"). On September 1, 1999, the Company exercised the first of two put options available to it, subject to certain conditions, and received $2.5 million upon the issuance of 1,023,039 shares of the Company's $0.01 par value Common Stock. Total shares issued were determined in accordance with the Stock Purchase Agreement. Proceeds are to be used to fund working capital. The shares were issued in accordance with Regulation D of the Securities Exchange Act of 1933.

      In July 1997, the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On September 30, 1999 the quarterly investment of $843,000 was made in ATI and warrants corresponding to those amounts were issued on October 6, 1999 in connection with such investments. All warrants were issued in accordance with Regulation D of the Securities Exchange Act of 1933.

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



                                IMMUNOGEN, INC.




Date:    November 4, 1999           By:  /s/ Mitchel Sayare
                                         -----------------------------
                                          Mitchel Sayare
                                            President and Chief Executive
                                            Officer
                                            (principal executive officer)



Date:    November 4, 1999           By:  /s/ Kathleen A. Carroll
                                         -----------------------------
                                          Kathleen A. Carroll
                                            Vice President,
                                            Finance and Administration
                                            (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule