Form 10-Q
period 1999-12-31
IMMUNOGEN INC
filed 2000-02-10
CIK 855654

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

                For the quarterly period ended December 31, 1999

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

     At February 10, 2000 there were 32,118,439 shares of common stock, par value $.01 per share, of the registrant outstanding.


                           Exhibit Index at Page: 18

                                 IMMUNOGEN, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     a.  Condensed Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 1999.........................     3

     b.  Condensed Consolidated Statements of Operations
         for the three months and six months ended
         December 31, 1999 and 1998..................................     4

     c.  Condensed Consolidated Statements of Stockholders'
         Equity for the year ended June 30, 1999 and the
         six months ended December 31, 1999..........................     5

     d.  Condensed Consolidated Statements of Cash Flows
         for the six months ended December 31, 1999 and 1998.........     6

     e.  Notes to Condensed Consolidated Financial Statements........     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..     14

PART II. OTHER INFORMATION ..........................................     14


SIGNATURES...........................................................     17

                                IMMUNOGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, AND JUNE 30, 1999
                                  (UNAUDITED)

                                                             DECEMBER 31,     JUNE 30,
                                                                1999             1999
                                                            ------------    -------------
ASSETS
Cash and cash equivalents.................................  $  4,941,470    $  4,225,580
Marketable securities.....................................     4,051,875             -
Due from related parties..................................     3,388,715         910,108
Current portion of note receivable........................           -           350,000
Prepaid and other current assets..........................        90,078          57,915
                                                            ------------    ------------
       Total current assets...............................    12,472,138       5,543,603
                                                            ------------    ------------
Property and equipment, net of accumulated depreciation...     1,482,473       1,583,350
Other assets..............................................        43,700          43,700
                                                            ------------    ------------

          Total assets....................................  $ 13,998,311    $  7,170,653
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................  $    811,822    $    869,996
Accrued compensation......................................       145,915         282,390
Other current accrued liabilities.........................       526,099         528,969
Current portion of deferred lease and
 capital lease obligations................................        69,523          91,911
                                                            ------------    ------------
       Total current liabilities..........................     1,553,359       1,773,266
                                                            ------------    ------------
Capital lease obligations.................................        36,825          68,220
                                                            ------------    ------------
          Total liabilities...............................     1,590,184       1,841,486
                                                            ------------    ------------

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares as of December 31, 1999 and June 30, 1999:
   Convertible preferred stock, Series E, $.01 par
    value; issued and outstanding 2,400 as of
    December 31, 1999 and June 30, 1999 (liquidation
    preference - stated value)............................            24              24
 Common stock, $.01 par value;  authorized  50,000,000
  shares as of December 31, 1999 and June 30, 1999;
  issued and outstanding 28,724,522 and 25,668,797 as
  of December 31, 1999 and June 30 1999, respectively ....       287,245         256,687

Additional paid-in capital................................   163,954,916     158,790,821
Accumulated deficit.......................................  (151,863,018)   (153,718,365)
Accumulated other comprehensive income....................        28,960             -
                                                            ------------    ------------
       Total stockholders' equity.........................    12,408,127       5,329,167
                                                            ------------    ------------
          Total liabilities and stockholders' equity......  $ 13,998,311    $  7,170,653
                                                            ============    ============

           The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            DECEMBER 31,               DECEMBER 31,
                                                     ------------------------    ------------------------
                                                         1999        1998           1999         1998
                                                     -----------  -----------    -----------  -----------
Revenues:
  Revenue earned under collaboration agreement....   $ 2,500,000                 $ 6,500,000
  Development fees................................           -    $   157,623          4,800  $   262,295
  Interest........................................        74,793       72,787        134,089      143,913
  Licensing.......................................           195          300            485          828
                                                     -----------  -----------    -----------  -----------
       Total revenues.............................     2,574,988      230,710      6,639,374      407,036
                                                     -----------  -----------    -----------  -----------
Expenses:
  Research and development........................     1,890,695    1,420,868      3,721,716    2,846,082
  General and administrative......................       643,212      472,713      1,146,278      817,130
  Interest........................................         4,862          986         10,131        2,428
                                                     -----------  -----------    -----------  -----------
       Total expenses.............................     2,538,769    1,894,567      4,878,125    3,665,640
                                                     -----------  -----------    -----------  -----------
Earnings/(loss) from operations...................        36,219   (1,663,857)     1,761,249   (3,258,604)
                                                     -----------  -----------    -----------  -----------

  Gain on the sale of assets......................         1,645        1,000          1,488        4,200
  Other income....................................        42,030          333         42,030       25,280
                                                     -----------  -----------    -----------  -----------
Net earnings/(loss) before minority interest......        79,894   (1,662,524)     1,804,767   (3,229,124)
                                                     -----------  -----------    -----------  -----------
  Minority interest in net loss of consolidated
   subsidiary.....................................        25,290       25,290         50,580       50,580
                                                     -----------  -----------    -----------  -----------
Net earnings/(loss)...............................       105,184   (1,637,234)     1,855,347   (3,178,544)
                                                     -----------  -----------    -----------  -----------
  Non-cash dividends on convertible
   preferred stock................................           -            -              -       (917,583)
                                                     -----------  -----------    -----------  -----------

Net earnings/(loss) to common stockholders........   $   105,184  $(1,637,234)   $ 1,855,347  $(4,096,127)
                                                     ===========  ===========    ===========  ===========

Earnings/(loss) per common share
  Basic...........................................   $      0.00  $     (0.06)   $      0.07  $     (0.16)
                                                     ===========  ===========    ===========  ===========
  Diluted.........................................   $      0.00  $     (0.06)   $      0.06  $     (0.16)
                                                     ===========  ===========    ===========  ===========
Average common shares outstanding
  Basic...........................................    27,143,460   25,494,552     26,528,658   25,488,845
                                                     ===========  ===========    ===========  ===========
  Diluted.........................................    33,463,758   25,494,552     32,848,956   25,488,845
                                                     ===========  ===========    ===========  ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED JUNE 30, 1999 AND THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                     COMMON STOCK      PREFERRED STOCK    ADDITIONAL                       OTHER         TOTAL
                                 --------------------  ----------------    PAID-IN      ACCUMULATED    COMPREHENSIVE  STOCKHOLDERS'
                                   SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL        DEFICIT         INCOME         EQUITY
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at June 30, 1998.......  25,419,552  $254,195    1,200  $    12  $152,782,585  $(148,725,822)  $        -     $  4,310,970
                                 ==========  ========  =======  =======  ============  =============   =============  ============

Comprehensive loss:
  Net loss.....................         -         -        -        -             -       (4,074,960)           -       (4,074,960)
                                                                                                                      ------------
  Comprehensive loss...........         -         -        -        -             -              -              -       (4,074,960)


Issuances of Common Stock......     174,245     1,742      -        -         313,545            -              -          315,287
Issuance of Series E
 Convertible Preferred Stock,
 net of financing costs........         -         -      1,200       12     1,495,193            -              -        1,495,205
Issuance of Common Stock in
 exchange for Series E
 Preferred Stock placement
 services......................      75,000       750      -        -            (750)           -              -              -
Value of Common Stock
 purchase warrants issued......         -         -        -        -         917,583            -              -          917,583
Compensation for stock
 option vesting acceleration
 for retired director..........         -         -        -        -          13,275            -              -           13,275
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs........         -         -        -        -       3,269,390            -              -        3,269,390
Non-cash dividends on
 convertible preferred stock...         -         -        -        -             -         (917,583)           -         (917,583)
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at June 30, 1999.......  25,668,797  $256,687    2,400  $    24  $158,790,821  $(153,718,365)  $        -     $  5,329,167
                                 ==========  ========  =======  =======  ============  =============   =============  ============

Comprehensive income:
  Net earnings.................         -         -        -        -             -        1,855,347            -        1,855,347
  Unrealized gains on
   marketable securities, net..         -         -        -        -             -              -           28,960         28,960
                                                                                                                      ------------
Comprehensive income...........         -         -        -        -             -              -              -        1,884,307

Issuance of Common Stock.......   3,055,725    30,558      -        -       3,515,256            -              -        3,545,814
Tax benefit from stock options
 exercised.....................         -         -        -        -          13,419            -              -           13,419
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs........         -         -        -        -       1,635,420            -              -        1,635,420
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at December 31, 1999...  28,724,522  $287,245    2,400  $    24  $163,954,916  $(151,863,018)  $      28,960  $ 12,408,127
                                 ==========  ========  =======  =======  ============  =============   =============  ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                       -------------------------
                                                          1999           1998
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings/(loss) to common stockholders..........  $ 1,855,347   $(4,096,127)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization.....................      244,567       334,657
   Gain on sale of property and equipment............       (1,488)       (4,200)
   Interest earned on note receivable................          -         (50,297)
   Compensation for stock option vesting
    acceleration for retired director................          -          13,275
   Tax benefit from stock options exercised..........       13,419           -
   Non-cash dividend on convertible preferred stock..          -         917,583
   Minority interest in net loss of consolidated
    subsidiary.......................................      (50,580)      (50,580)
   Amortization of deferred lease....................      (26,376)      (26,376)
   Changes in operating assets and liabilities:
    Due from related parties.........................   (2,478,607)       41,417
    Prepaid and other current assets.................      (32,163)       20,262
    Accounts payable.................................      (58,174)       33,432
    Accrued compensation.............................     (136,475)     (116,577)
    Other current accrued liabilities................       (2,870)     (153,861)
                                                       -----------   -----------
        Net cash used for operating activities.......     (673,400)   (3,137,392)
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on note receivable...............      350,000       260,000
  Purchase of marketable securities..................   (4,022,915)          -
  proceeds from sale of property and equipment.......        1,745         4,200
  Capital expenditures...............................     (143,947)       (8,500)
                                                       -----------   -----------
        Net cash (used for) provided by investing
         activities..................................   (3,815,117)      255,700
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issuances, net........................    3,545,814           -
  Proceeds from convertible preferred stock, net.....          -       1,495,205
  Proceeds from issuance of subsidiary
   convertible preferred stock, net..................    1,686,000     1,685,252
  Principal payments on capital lease obligations....      (27,407)          -
                                                       -----------   -----------
        Net cash provided by financing activities....    5,204,407     3,180,457
                                                       -----------   -----------
Net change in cash and cash equivalents..............      715,890       298,765
                                                       -----------   -----------
Cash and cash equivalents, beginning balance.........    4,225,580     1,741,825
                                                       -----------   -----------
Cash and cash equivalents, ending balance............  $ 4,941,470   $ 2,040,590
                                                       ===========   ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Due from related party for quarterly investment
   payment...........................................  $   843,000   $   843,000
                                                       ===========   ===========
  Issuance  of Common  Stock in exchange  for
   Series E Preferred Stock placement services.......  $       -     $   107,812
                                                       ===========   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from pharmaceutical product sales in the foreseeable future. It is anticipated that the Company's existing capital resources will enable current and planned operations to be maintained through at least the next twelve-month period. However, if the Company is unable to achieve subsequent milestones under its collaborative agreement (see Note B), the Company may be required to pursue additional strategic partners, secure alternative funding arrangements and/or defer or limit some or all of its research and development projects.

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

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements at December 31, 1999 and June 30, 1999 and for the three-month and six-month periods ended December 31, 1999 and 1998 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. ("ATI"). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur significant research and development expenses that may result in a net loss for the fiscal year ended June 30, 2000. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

MARKETABLE SECURITIES

     In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities typically with maturity dates of less than one year. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities which meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices. Unrealized gains and losses are reported net, as comprehensive income, within shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization/accretion included in interest income.

     As of June 30, 1999, $4,225,580 in cash and overnight government repurchase agreements were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of December 31, 1999 are as follows:

                                                GROSS       GROSS
                                   AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                     COST       GAINS       LOSSES    FAIR VALUE
                                  ----------  ----------  ----------  ----------
DECEMBER 31, 1999
 Cash and money market funds....  $2,553,656  $      -    $      -    $2,553,656
 Commercial paper...............   2,628,842      56,159         -     2,685,001
 Government treasury notes......   3,806,121         -       (51,433)  3,754,688
                                  ----------  ----------  ----------  ----------
   Total........................   8,988,619      56,159     (51,433)  8,993,345
 Less amounts classified as
  cash and cash equivalents.....  (4,965,704)    (10,526)     34,760  (4,941,470)
                                  ----------  ----------  ----------  ----------
   Total marketable securities..  $4,022,915  $   45,633  $  (16,673) $4,051,875
                                  ==========  ==========  ==========  ==========

     No  realized  gains  or  losses  on   available-for-sale   securities  were
recognized during the three-month and six-month periods ended December 31, 1999.

COMPUTATION OF LOSS PER COMMON SHARE

     Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of December 31, 1999 and 1998, the total number of stock options, warrants and other securities convertible into ImmunoGen Common Stock, as calculated in accordance with the treasury-stock accounting method, equaled 11,737,133 and 14,461,528, respectively. Components of calculating net earnings/(loss) per share are set forth in the following table:

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------
  Net earnings/(loss) to common shareholders.....   $ 1,855,347    $(4,096,127)
                                                    ===========    ===========
  Weighted  average common shares
   outstanding, basic...........................     26,528,658     25,488,845
  Net effect of dilutive instruments:
   Convertible preferred stock.................       4,692,984      5,978,781
   Options.....................................       1,234,384        657,060
   Warrants....................................         392,930            -
                                                    -----------    -----------
  Weighted average common shares
   outstanding, diluted.........................     32,848,956     32,124,686 *
                                                    ===========    ===========

  Earnings/(loss) per common share, basic.......    $      0.07   $     (0.16)
                                                    ===========    ===========
  Earnings/(loss) per common share, dilutive *..    $      0.06   $     (0.16)
                                                    ===========    ===========

  * The dilutive effects of common stock equivalents were not included in the December 31, 1998 calculation, as their effect was antidilutive.

COMPREHENSIVE INCOME

     The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For
both the three-month and six-month periods ended December 31, 1999 and 1998, total comprehensive income equaled $28,960 and $0, respectively. Comprehensive income was comprised entirely of unrealized gains recognized on available-for-sale debt securities.

B.  AGREEMENTS

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia
(collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075 (the "SB Agreement"). Under the terms of the agreement, the Company could receive up to a total of $41.5 million, subject to the achievement by the Company of predetermined, nonrefundable scientific and/or regulatory milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence.

     Under a separate Stock Purchase Agreement, ImmunoGen was also granted the right to sell up to $5.0 million of ImmunoGen Common Stock to SB in two separate transactions, subject to certain conditions (the "put options"). On September 1, 1999, the Company exercised the first of these two put options and issued 1,023,039 shares of Common Stock to SB in exchange for $2.5 million.

     The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be primarily responsible for all costs associated with the Phase I clinical study that began in December 1999. All costs subsequent to this initial assessment will be the responsibility of SB. The SB Agreement is also expected to provide enough additional funding to support further development of the Company's other current and planned research and development efforts. As of December 31, 1999, the Company had recognized four milestones under the SB Agreement, resulting in $9.5 million in collaboration revenue. Pursuant to the SB Agreement, these payments represented nonrefundable, unrestricted cash transfers where no future obligation to perform exists. Of the $9.5 million collaboration revenue recorded to date, $7.0 million had been received and $2.5 million remained outstanding and included in the asset titled "Due from related parties" on the December 31, 1999 condensed consolidated balance sheet. In January 2000, the outstanding $2.5 million balance was received in full.

C.  MINORITY INTEREST

     In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. The BioChem agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development.

     Under the BioChem agreement, BioChem will invest a total of $11,125,000 in non-voting, non-dividend-bearing convertible preferred stock of ATI in a series of quarterly private placements, through March 2000. Proceeds are to be used exclusively to support the research and development activities of the collaboration. The BioChem agreement also establishes certain restrictions on the transferability of assets between ATI and the Company. As of December 31, 1999, BioChem had invested $10,282,000, of which $9,439,000 had been received and $843,000 remained outstanding and included within the asset entitled "Due from related parties" on the December 31, 1999 condensed consolidated balance sheet. The outstanding $843,000 payment was subsequently received in January 2000. The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the first date of issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through December 31, 1999, 10,282 shares of ATI preferred stock were issued or issuable to BioChem, representing a 13.9% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in each of the six-month periods ended December 31, 1999 and 1998 by
$50,580. Based upon an independent appraisal, approximately 3% of the $10,282,000 invested to date, or approximately $308,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $9,974,000, allocated to the Company's equity. Under the BioChem agreement, the initial three-year research term will expire in July 2000. However, the agreement may be extended beyond the initial three-year term, at BioChem's discretion, on terms substantially similar to those for the original term. BioChem will also make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. BioChem's obligation to provide additional financing to ATI each quarter is subject to the satisfaction of special conditions, including a condition that ATI maintain sufficient cash and other resources to allow it to continue its planned operations (other than performance of its obligations under the research agreement) for a minimum period of time. Of the Company's total $9.0 million in cash, cash equivalents and marketable securities as of December 31, 1999, $1.5 million represents funds restricted to support ATI's research and administrative expenditures.

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

D.  CAPITAL STOCK

     In December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 443,200 shares of Common Stock at $2.31 per share. In exchange for the issued shares of Common Stock, the Company received $1,023,792. Proceeds from this warrant exercise are to be used to fund current operations.

     In December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series E Convertible Preferred Stock exercised their right to acquire 2,823,528 shares of Common Stock at $2.125 per share. In lieu of cash, the holders elected to utilize a cashless exercise provision contained in the warrant agreements, resulting in a net distribution to such holders of 1,584,819 shares of Common Stock. The total number of shares required to effect the exercise of the warrants was determined using the aggregate exercise value divided by the closing price of the Common Stock on the date of exercise.

     In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On December 31, 1999, the quarterly investment of $843,000 was made in ATI, and warrants corresponding to that amount were issued on January 6, 2000 in connection with such investment. Proceeds from this investment are restricted to fund the ongoing ATI research collaboration.

E.    SUBSEQUENT EVENTS

     In January 2000, holders of the Company's Series E Convertible Preferred Stock ("Series E Stock") exercised their right to convert all 2,400 shares of Series E Stock into 2,823,528 shares of the Company's Common Stock.

     In January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 128,200 shares of Common Stock at $2.31. Proceeds from this warrant exercise are to be used to fund current operations.

     In January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their right to acquire 427,272 shares of Common Stock at $1.94. Proceeds from this warrant exercise are to be used to fund current operations.


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

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia
(collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075, for the treatment of colorectal, pancreatic and non-small-cell lung cancers (the "SB Agreement"). In December 1999, the Company began a Phase I human clinical study of huC242-DM1/SB-408075. The start of this Phase I clinical study triggered a $2.5 million milestone payment to ImmunoGen, which represented the fourth milestone to be achieved in ImmunoGen's collaboration with SB to date. Through December 31, 1999, the Company received $12.0 million under the SB Agreement - $9.5 million in milestone-based collaborative agreement revenue and $2.5 million upon issuance of ImmunoGen Common Stock to SB.

     The Company continues developing huN901-DM1, a TAP for the treatment of small-cell lung cancer, as well as pursuing additional antibodies to be used to develop TAP's effective against other cancers. In July 1997, ATI began a three-year research and development collaboration with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. At BioChem's option, this collaboration may be extended beyond its initial three-year term.

     To date, the Company has not generated revenues from product sales and does not anticipate having a commercially approved product in the foreseeable future. The Company expects to incur significant future research and development expenses which may not be offset by collaboration derived revenues. Such research and development expenses are expected to increase over the foreseeable future as the Company continues its development efforts. Accordingly, period to period results may fluctuate dramatically. The Company believes that the SB Agreement, while subject to the achievement by the Company of certain milestones, will provide cash-based milestone payments sufficient to allow current and planned operations to continue beyond the next twelve-month period. Furthermore, the Company is also actively pursuing additional collaboration partners in support of its other product candidates and TAP technology. However, no assurances can be given that such SB Agreement milestones and/or additional partnerships will, in fact, be realized. If the Company is unable to meet some or all of the terms and conditions in the SB Agreement, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of its research and development projects.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Revenues

     The Company's total revenues for the three months ended December 31, 1999 ("1999") were $2.57 million, compared with $231,000 for the three months ended December 31, 1998 ("1998"). The significant increase in revenues from 1998 to 1999 is primarily attributable to the $2.5 million milestone payment recognized in December 1999 as collaboration revenue under the SB Agreement. No such collaboration revenue was earned during 1998. The $2.5 million milestone payment was recorded upon initiation of Phase I clinical studies of huC242-DM1/SB408075 for the treatment of colorectal, pancreatic and non-small-cell lung cancers. Milestones earned under the SB Agreement represent one-time, unrestricted payments recognized upon predetermined scientific and/or regulatory achievements. Additional collaboration revenues of up to approximately $32.0 million will be earned if the Company achieves certain predetermined SB Agreement milestones. Therefore, historically recognized collaboration revenues should not be used as indicators as to the timing or extent of future milestone payments.

     In the three-month period ended December 31, 1998, revenues of $158,000 were also derived from development fees received under the Small Business Innovation Research Program ("SBIR") of the National Cancer Institute. As of July 1999, all funds available under authorized SBIR programs had been received. Therefore, no material development fees are expected to be earned through the remainder of fiscal year 2000.

     Interest income was $75,000 in 1999 compared to $73,000 in 1998. Interest earned in the three-month period ended December 31, 1999 primarily resulted from earnings on invested cash balances. Interest earned during the three-month period ended December 31, 1998 included earnings on invested cash balances as well as interest earned on a note receivable from an assignee of one of the Company's facilities. As the note receivable was paid in full on July 1, 1999, no related interest has been earned in 1999.


   Research and Development Expenses

     Research and development expenses, which constituted the principal component of the Company's total operational expenditures (75% in both quarters ended December 31, 1999 and 1998), were $1.89 million in 1999 compared to $1.42 million in 1998. The $470,000, or 33%, increase from 1998 to 1999 was primarily due to increased costs associated with the development and manufacturing of huC242-DM1/SB-408075 components, as well as the further development of huN901-DM1. Total 1999 increases were offset by significant reductions in depreciation and, to a lesser extent, decreased salary and related costs. Future research and development expenses are expected to significantly increase as the Company continues to fund the initial Phase 1 clinical study of huC242-DM1/SB-408075. Similarly, additional preclinical development costs associated with the Company's huN901-DM1 and other TAP product candidates are also expected to increase future research and development spending.

   General and Administrative Expenses

     General and administrative expenses were $643,000 in 1999 compared to $473,000 in 1998. The $170,000, or 36%, increase was primarily due to increased administrative and business development staffing, as well as increased expenditures associated with investor relations, business development and the Company's information system. Future general and administrative expenses are also expected to increase in support of the continued development of the Company's product candidates and technologies.

   Minority Interest

     ATI operating losses of $25,290 in each of the three-month periods ended December 31, 1999 and 1998 were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Revenues

     The Company's total revenues for the six months ended December 31, 1999 ("1999") were $6.64 million, compared with $407,000 for the six months ended December 31, 1998 ("1998"). The significant increase in revenues from 1998 to 1999 is primarily attributable to the $6.5 million in milestone payments recognized as collaboration revenue under the SB Agreement. The collaboration revenue was comprised of the following: $4.0 million on acceptance by the United States Food and Drug Administration of the Company's Investigational New Drug application for huC242-DM1/SB408075, and $2.5 million on initiation of the Phase I human clinical study. No such collaboration revenues were earned during 1998.

     In 1998, revenues of $262,000 were also derived from development fees received under the SBIR grant program. As of July 1999, all funds available under authorized SBIR programs had been received. Accordingly, no material development fees are expected to be earned through the remainder of fiscal year 2000.

     Interest income was $134,000 in 1999 compared to $144,000 in 1998. Interest earned in 1999 primarily resulted from earnings on invested cash balances. Interest earned in 1998 included earnings on invested cash balances as well as interest earned on a note receivable from an assignee of one of the Company's facilities. As the note receivable was paid in full on July 1, 1999, no related interest has been earned in 1999.

   Research and Development Expenses

     Research and development expenses were $3.72 million in 1999 compared to $2.85 million in 1998. The $870,000, or 31%, increase from 1998 to 1999 is due to the increased costs associated with the development and manufacturing of huC242-DM1/SB-408075 components, as well as the further development of huN901-DM1. Total 1999 increases were offset by significant reductions in depreciation and, to a lesser extent, decreased salary and related costs.

   General and Administrative Expenses

     General and administrative expenses were $1.15 million in 1999 compared to $817,000 in 1998. Similar to the results for the three months ended December 31, 1999 and 1998, the $333,000, or 41%, increase was primarily due to increased administrative and business development staffing as well as increased expenditures associated with investor relations, business development and the Company's information system.

   Minority Interest

     ATI operating losses of $50,580 in 1999 and 1998 were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

   Non-cash Dividends

     Non-cash dividends were approximately $918,000 in 1998. No such non-cash dividends were recognized in 1999. The $918,000 non-cash dividends represented the Black-Scholes option pricing model derived fair value of warrants to purchase 1.4 million shares of ImmunoGen Common Stock issued in connection with the July 1998 sale of the Company's Series E Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1999, the Company has primarily financed the net cash used to support operating activities from various collaborative and financing sources. These sources include milestone revenues earned under the SB agreement, issues of equity securities to SB and BioChem, the exercise of warrants to purchase Common Stock, amounts received from the assignment of facilities and equipment, and income earned on invested assets. To a lesser extent, the Company has also received proceeds from the SBIR grant program as well as cash payments from the exercise of employee stock options. Cash used in operations in the six months ended December 31, 1999 primarily supported the Company's various research and development efforts.

     Net cash used in operations in the six months ended December 31, 1999 was $673,000 compared to $3.14 million used in the six months ended December 31,1998. This significant decrease in operational cash use is primarily due to the recognition of $6.5 million in collaboration revenue earned under the SB agreement. Offsetting the $2.46 million period to period total decrease in cash used in operating activities was a $2.5 million increase in "Due from related parties," which represents the outstanding huC242-DM1/SB408075 Phase I initiation milestone earned on December 9, 1999. Additionally, for the six months ended December 31, 1999, $230,000 in operational cash was used to pay various current assets and liabilities.

     Net cash used in investing activities was $3.8 million for the six months ended December 31, 1999, and primarily represents purchases of higher-yielding, investment-grade corporate and U.S. Government debt securities. Future marketable security purchases are expected to increase, consistent with the Company's intentions to enhance overall returns via investment of available cash in higher yielding debt securities.

     Capital purchases were $144,000 for the six months ended December 31, 1999, and consisted primarily of information system upgrades. Although the Company anticipates further research related equipment acquisitions, cash-based expenditures for property and equipment through the remainder of fiscal 2000 are not expected to be significant.

     On September 1, 1999, the Company exercised a $2.5 million put option available to it under the SB Agreement. In exchange for the $2.5 million received, 1,023,039 shares of the Company's Common Stock were issued to SB.

     In December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 443,200 shares of Common Stock at $2.31 per share. Also in December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series E Convertible Preferred Stock exercised their right to acquire 2,823,528 shares of Common Stock at $2.125 per share. In lieu of cash, the holders elected to utilize a cashless exercise provision contained in the warrant agreements, resulting in a net distribution of 1,584,819 shares of Common Stock. The total number of shares required to effect the exercise of the warrants was determined using the aggregate exercise value divided by the closing price of the Common Stock on the date of exercise.

     For the  six-month  period ended  December 31, 1999, a total of 4,667 stock
options  were   exercised,   resulting  in  cash  receipts  to  the  Company  of
approximately $6,000.

     From July 1, 1999 to December 31, 1999, an aggregate of $1.686 million was received from BioChem with respect to the June 30, 1999 and September 30, 1999 quarterly investments. As previously described, in January 2000, another $843,000 payment was received as payment of the December 1999 quarterly investment.

     In January 2000, and subsequent to the balance sheet date, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 128,200 shares of Common Stock at $2.31. Also in January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their right to acquire 427,272 shares of Common Stock at $1.94.

     The Company anticipates that its existing capital resources, which include the $2.5 million Phase I initiation milestone payment, the $843,000 December 31, 1999 BioChem investment, and the proceeds from the above-mentioned warrant exercises will enable the Company to maintain its current and planned operations through at least the next twelve-month period. Moreover, the Company believes that the SB Agreement, while subject to the achievement of future development milestones, will not only provide sufficient equity and milestone payments to carry out its responsibilities in developing huC242-DM1/SB-408075, but also provide enough additional funding to support the Company's other current and planned research and development expenditures. The Company is also actively seeking partners to support aggressive clinical development and commercialization of both huN901-DM1, and the Company's other TAP technologies. However, no assurances can be given that such third-party relationships will be consummated or that future milestone payments under the SB agreement will in fact be realized. If the Company is unable to achieve some or all of the SB Agreement milestones and/or not consummate additional third-party relationships, it may be required to seek alternative financing arrangements and/or defer or limit some or all of its research and development projects.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; unreported Year 2000 problems; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

YEAR 2000 ISSUES

     Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its information systems, facilities and research and development equipment containing date-sensitive hardware and software was Year 2000 compliant. Also prior to January 1, 2000, the Company sent questionnaires to its currently engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing their Year 2000 issues. The Company received responses from all surveyed vendors and, based upon the information contained in those responses, the Company believes that Year 2000 issues have been addressed by the Company's critical vendors. To date, the Company has not encountered any problems as a result of the Year 2000. Expenses related to Year 2000 have not been material, and the Company does not expect to incur any significant Year 2000 expenses in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company's interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company's overall interest rate exposure at December 31, 1999, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

                          PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

      The Company is not a party to any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds.

      In December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 443,200 shares of Common Stock at $2.31 per share. Proceeds from this warrant exercise are to be used to fund current operations.

      In December 1999, holders of warrants originally issued in connection with a private placement of the Company's Series E Convertible Preferred Stock exercised their right to acquire 2,823,528 shares of Common Stock at $2.125 per share. In lieu of cash, the holders elected to utilize a cashless exercise provision contained in the warrant agreements, resulting in a net distribution of 1,584,819 shares of Common Stock. The total number of shares required to effect the exercise of the warrants was determined using the aggregate exercise value divided by the closing price of the Common Stock on the date of exercise.

      In July 1997, the Company's majority-owned subsidiary, Apoptosis Technology, Inc. ("ATI"), entered into a collaboration with a biopharmaceutical company. As part of the agreement, the collaborator receives warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI by the collaborator during a three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing the amount invested in ATI by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. On December 31, 1999 the quarterly investment of $843,000 was made in ATI and warrants corresponding to those amounts were issued on January 6, 2000 in connection with such investments. All warrants were issued in accordance with Regulation D of the Securities Exchange Act of 1933. Proceeds from this investment are restricted to fund the ongoing ATI research collaboration.

      In January 2000, and subsequent to the balance sheet date, holders of the Company's Series E Stock exercised their right to convert all 2,400 shares of Series E Stock into 2,823,528 shares of the Company's Common Stock.

      In January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their right to acquire 128,200 shares of Common Stock at $2.31. Proceeds from this warrant exercise are to be used to fund current operations.

      In January 2000 holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their right to acquire 427,272 shares of Common Stock at $1.94. Proceeds from this warrant exercise are to be used to fund current operations.


Item 3.  Defaults Upon Senior Securities.

      Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Shareholders was held on November 9, 1999. At the Meeting, the following matters were voted upon:

      1) The proposal to elect five (5) directors was approved by a vote of 22,176,897 shares FOR and 594,562 shares WITHHELD.

      2) The following persons were elected as Directors of the Company and the record votes cast is as set forth below:

                 Name              Votes Cast     Votes For   Votes Withheld
          ------------------       ----------    ----------   --------------
          Mitchel Sayare           22,771,459    22,166,897      604,562
          Walter A. Blattler       22,771,459    22,171,597      599,862
          David W. Carter          22,771,459    22,174,797      596,662
          Michael R. Eisenson      22,771,459    22,160,696      610,763
          Stuart F. Feiner         22,771,459    22,166,496      604,963


      3) The proposal to amend the Company's Restated Stock Option Plan to increase the number of shares reserved for the grant of options from
         3.525 million to 4.850 million was approved by the following vote:

                      Shares FOR            21,157,802
                      Shares AGAINST         1,472,059
                      Shares ABSTAINED         141,598


Item 5.    Other Information.

      Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           10.1 Form of Warrant Certificate issued by the Registrant to BioChem Pharma Inc. (previously filed as exhibit 10.5 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form 10-Q, as amended by form 10-Q/A, for the quarter ended December 31, 1997)

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

           None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMMUNOGEN, INC.




Date: February 10, 2000             By:  /s/ Mitchel Sayare
                                        -------------------------------
                                        Mitchel Sayare
                                          President and Chief Executive
                                          Officer
                                          (principal executive officer)







Date: February 10, 2000             By:  /s/ Kathleen A. Carroll
                                        -------------------------------
                                        Kathleen A. Carroll
                                          Vice President,
                                          Finance and Administration
                                          (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule