Form 10-Q
period 2000-03-31
IMMUNOGEN INC
filed 2000-05-12
CIK 855654

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

                For the quarterly period ended March 31, 2000

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

     At May 12, 2000 there were 33,037,659 shares of common stock, par value $.01 per share, of the registrant outstanding.


                           Exhibit Index at Page: 22

                                 IMMUNOGEN, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     a.  Condensed Consolidated Balance Sheets as of
         March 31, 2000 and June 30, 1999............................     3

     b.  Condensed Consolidated Statements of Operations
         for the three months and nine months ended
         March 31, 2000 and 1999.....................................     4

     c.  Condensed Consolidated Statements of Stockholders'
         Equity for the year ended June 30, 1999 and the
         nine months ended March 31, 2000............................     5

     d.  Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 2000 and 1999...........     6

     e.  Notes to Condensed Consolidated Financial Statements........     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..     17

PART II. OTHER INFORMATION ..........................................     18

SIGNATURES...........................................................     21

                                IMMUNOGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)

                                                              MARCH 31,        JUNE 30,
                                                                2000             1999
                                                            ------------    -------------
ASSETS
Cash and cash equivalents.................................  $  2,127,386    $  4,225,580
Marketable securities.....................................    11,193,647              -
Due from related parties..................................       857,956         910,108
Current portion of note receivable........................           -           350,000
Prepaid and other current assets..........................       106,756          57,915
                                                            ------------    ------------
       Total current assets...............................    14,285,745       5,543,603
                                                            ------------    ------------
Property and equipment, net of accumulated depreciation...     1,458,563       1,583,350
Other assets..............................................        43,700          43,700
                                                            ------------    ------------

          Total assets....................................  $ 15,788,008    $  7,170,653
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................  $    839,239    $    869,996
Accrued compensation......................................       258,940         282,390
Other current accrued liabilities.........................       398,442         528,969
Current portion of deferred lease and
 capital lease obligations................................        62,826          91,911
                                                            ------------    ------------
       Total current liabilities..........................     1,559,447       1,773,266
                                                            ------------    ------------
Capital lease obligations.................................        20,309          68,220
                                                            ------------    ------------
          Total liabilities...............................     1,579,756       1,841,486
                                                            ------------    ------------

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares as of March 31, 2000 and June 30, 1999:
   Convertible preferred stock, Series E, $.01 par
     value; issued and outstanding 0 and 2,400 shares
     as of March 31, 2000 and June 30, 1999,respectively
     (liquidation preference - stated value)..............           -                24
 Common stock, $.01 par value;  authorized  50,000,000
  shares  as of  March  31,  2000  and June 30,  1999;
  issued  and  outstanding 33,035,509 and 25,668,797
  shares as of March 31, 2000 and June 30 1999,
  respectively ...........................................       330,355         256,687

Additional paid-in capital................................   168,330,397     158,790,821
Accumulated deficit.......................................  (154,667,397)   (153,718,365)
Accumulated other comprehensive income....................       214,897             -
                                                            ------------    ------------
       Total stockholders' equity.........................    14,208,252       5,329,167
                                                            ------------    ------------
          Total liabilities and stockholders' equity......  $ 15,788,008    $  7,170,653
                                                            ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                     ------------------------    ------------------------
                                                         2000        1999           2000         1999
                                                     -----------  -----------    -----------  -----------
Revenues:
  Revenue earned under collaboration agreement....           -    $ 1,000,000    $ 6,500,000  $ 1,000,000
  Development fees................................           -        115,310          4,800      377,605
  Interest........................................   $   120,095       45,494        254,184      189,407
  Licensing.......................................           -            329            485        1,157
                                                     -----------  -----------    -----------  -----------
       Total revenues.............................       120,095    1,161,133      6,759,469    1,568,169
                                                     -----------  -----------    -----------  -----------
Expenses:
  Research and development........................     2,262,513    1,417,456      5,984,229    4,263,538
  General and administrative......................       689,167      432,287      1,835,445    1 249,417
  Interest........................................         4,134          754         14,265        3,182
                                                     -----------  -----------    -----------  -----------
       Total expenses.............................     2,955,814    1,850,497      7,833,939    5,516,137
                                                     -----------  -----------    -----------  -----------
Earnings/(loss) from operations...................    (2,835,719)    (689,364)    (1,074,470)  (3,947,968)
                                                     -----------  -----------    -----------  -----------

  Gain on the sale of assets......................            50          -            1,538        4,200
  Other income/(expense)..........................         6,000         (800)        48,030       24,480
                                                     -----------  -----------    -----------  -----------
Net earnings/(loss) before minority interest......    (2,829,669)    (690,164)    (1,024,902)  (3,919,288)
                                                     -----------  -----------    -----------  -----------
  Minority interest in net loss of consolidated
   subsidiary.....................................        25,290       25,290         75,870       75,870
                                                     -----------  -----------    -----------  -----------
Net earnings/(loss)...............................    (2,804,379)    (664,874)      (949,032)  (3,843,418)
                                                     -----------  -----------    -----------  -----------
  Non-cash dividends on convertible
   preferred stock................................           -            -              -       (917,583)
                                                     -----------  -----------    -----------  -----------

Net earnings/(loss) to common stockholders........   $(2,804,379)  $ (664,874)   $  (949,032) $(4,761,001)
                                                     ===========  ===========    ===========  ===========

Earnings/(loss) per common share
  Basic and Diluted...............................   $     (0.09) $     (0.03)   $     (0.03)  $    (0.19)
                                                     ===========  ===========    ===========  ===========
Average common shares outstanding
  Basic and Diluted...............................    32,051,859   25,514,229     28,356,336   25,497,183
                                                     ===========  ===========    ===========  ===========

          The accompanying  notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED JUNE 30, 1999 AND THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                     COMMON STOCK      PREFERRED STOCK    ADDITIONAL                       OTHER         TOTAL
                                 --------------------  ----------------    PAID-IN      ACCUMULATED    COMPREHENSIVE  STOCKHOLDERS'
                                   SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL        DEFICIT         INCOME         EQUITY
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at June 30, 1998.......  25,419,552  $254,195    1,200  $    12  $152,782,585  $(148,725,822)  $        -     $  4,310,970
                                 ==========  ========  =======  =======  ============  =============   =============  ============

Comprehensive loss:
  Net loss.....................         -         -        -        -             -       (4,074,960)           -       (4,074,960)
                                                                                                                      ------------
  Comprehensive loss...........         -         -        -        -             -              -              -       (4,074,960)


Issuances of Common Stock......     174,245     1,742      -        -         313,545            -              -          315,287
Issuance of Series E
 Convertible Preferred Stock,
 net of financing costs........         -         -      1,200       12     1,495,193            -              -        1,495,205
Issuance of Common Stock in
 exchange for Series E
 Preferred Stock placement
 services......................      75,000       750      -        -            (750)           -              -              -
Value of Common Stock
 purchase warrants issued......         -         -        -        -         917,583            -              -          917,583
Compensation for stock
 option vesting acceleration
 for retired director..........         -         -        -        -          13,275            -              -           13,275
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs........         -         -        -        -       3,269,390            -              -        3,269,390
Non-cash dividends on
 convertible preferred stock...         -         -        -        -             -         (917,583)           -         (917,583)
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at June 30, 1999.......  25,668,797  $256,687    2,400  $    24  $158,790,821  $(153,718,365)  $        -     $  5,329,167
                                 ==========  ========  =======  =======  ============  =============   =============  ============

Comprehensive loss:
  Net loss.....................         -         -        -        -             -         (949,032)           -         (949,032)
  Unrealized gains on
   marketable securities, net..         -         -        -        -             -              -          214,897        214,897
                                                                                                                      ------------
Comprehensive loss.............         -         -        -        -             -              -              -         (734,135)

Issuance of Common Stock.......   4,543,184    45,432      -        -       7,101,239            -              -        7,146,671
Conversion of Series E
  Convertible Preferred Stock
  into Common Stock............   2,823,528    28,236   (2,400)     (24)      (28,212)           -              -              -
Tax benefit from stock options
 exercised.....................         -         -        -        -          13,419            -              -           13,419
Value ascribed to ImmunoGen
 warrants issued to BioChem,
 net of financing costs........         -         -        -        -       2,453,130            -              -        2,453,130
                                 ----------  --------  -------  -------  ------------  -------------   -------------  ------------
Balance at March 31, 2000......  33,035,509  $330,355      -    $   -    $168,330,397  $(154,667,397)  $     214,897  $ 14,208,252
                                 ==========  ========  =======  =======  ============  =============   =============  ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                           2000           1999
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings/(loss) to common stockholders..........   $  (949,032)  $(4,761,001)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization.....................       367,574       444,803
   Gain on sale of property and equipment............        (1,538)       (4,200)
   Interest earned on note receivable................           -         (67,439)
   Compensation for stock option vesting
    acceleration for retired director................           -          13,275
   Tax benefit from stock options exercised..........        13,419           -
   Non-cash dividend on convertible preferred stock..           -         917,583
   Minority interest in net loss of consolidated
    subsidiary.......................................       (75,870)      (75,870)
   Amortization of deferred lease....................       (35,172)      (39,572)
   Changes in operating assets and liabilities:
    Due from related parties.........................        52,152        53,047
    Prepaid and other current assets.................       (48,841)       (5,359)
    Accounts payable.................................       (30,757)       14,310
    Accrued compensation.............................       (23,450)      (54,065)
    Other current accrued liabilities................      (130,527)      (53,476)
                                                        -----------   -----------
        Net cash used for operating activities.......      (862,042)   (3,617,964)
                                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on note receivable...............       350,000       610,000
  Purchase of marketable securities..................   (12,172,990)          -
  Proceeds from maturities of marketable securities..     1,194,240           -
  proceeds from sale of property and equipment.......         1,795         4,200
  Capital expenditures...............................      (243,044)      (18,570)
                                                        -----------   -----------
        Net cash (used for) provided by investing
         activities..................................   (10,869,999)      595,630
                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issuances.............................     7,146,671        99,199
  Proceeds from convertible preferred stock, net.....           -       1,495,205
  Proceeds from issuance of subsidiary
   convertible preferred stock, net..................     2,529,000     2,527,550
  Principal payments on capital lease obligations....       (41,824)          -
                                                        -----------   -----------
        Net cash provided by financing activities....     9,633,847     4,121,954
                                                        -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..............    (2,098,194)    1,099,620
                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE.........     4,225,580     1,741,825
                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, ENDING BALANCE............   $ 2,127,386   $ 2,841,445
                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Due from related party for quarterly investment
   payment...........................................   $   843,000   $   843,000
                                                        ===========   ===========
  Issuance of Common Stock in exchange for
   Series E Preferred Stock placement services.......   $       -     $   107,812
                                                        ===========   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from commercially approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained through at least the next twelve-month period. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Notes B and E), the Company may be required to pursue additional strategic partners, secure alternative financing arrangements and/or defer or limit some or all of its research, development and/or clinical projects.

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

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements at March 31, 2000 and June 30, 1999 and for the three-month and nine-month periods ended March 31, 2000 and 1999 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. ("ATI"). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The Company has been unprofitable since inception and expects to incur significant research and development expenses that may result in a net loss for the fiscal year ended June 30, 2000. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

ACCOUNTING PROUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to no later than the second fiscal quarter beginning after December 31, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its financial position or results of operations.

     In  March  2000,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

MARKETABLE SECURITIES

     In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities typically with maturity dates of less than one year. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities which meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices. Net unrealized gains and losses are reported as comprehensive income within shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization/accretion included in interest income.

     As of June 30, 1999, $4,225,580 in cash and overnight government repurchase agreements were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of March 31, 2000 are as follows:

                                                 GROSS       GROSS
                                   AMORTIZED   UNREALIZED  UNREALIZED   ESTIMATED
                                      COST       GAINS       LOSSES    FAIR VALUE
                                  -----------  ----------  ----------  ----------

 Cash and money market funds....  $ 2,127,386  $      -    $      -    $ 2,127,386
 Commercial paper...............    6,330,150     216,800         (30)   6,546,920
 Government treasury notes......    4,648,600         270      (2,143)   4,646,727
                                  -----------  ----------  ----------  -----------
   Total........................   13,106,136     217,070      (2,173)  13,321,033
 Less amounts classified as
  cash and cash equivalents.....   (2,127,386)        -           -     (2,127,386)
                                  -----------  ----------  ----------  -----------
   Total marketable securities..  $10,978,750  $  217,070  $   (2,173) $11,193,647
                                  ===========  ==========  ==========  ===========

     No  realized  gains  or  losses  on   available-for-sale   securities  were
recognized during the three-month and nine-month periods ended March 31, 2000.

COMPUTATION OF LOSS PER COMMON SHARE

     Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of March 31, 2000 and 1999, the total number of stock options, warrants and other securities convertible into ImmunoGen Common Stock, as calculated in accordance with the treasury-stock accounting method, equaled 5,009,091 and 7,198,981, respectively. Components of calculating net earnings/(loss) per share are set forth in the following table:

                                                         NINE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
  Net earnings/(loss) to common shareholders.....   $  (949,032)   $(4,761,001)
                                                    ===========    ===========
  Weighted  average common shares
   outstanding, basic...........................     28,356,336     25,497,183
  Net effect of dilutive instruments:
   Convertible preferred stock.................         927,083      6,269,307
   Options.....................................       2,289,142        783,381
   Warrants....................................       1,792,866        146,293
                                                    -----------    -----------
  Weighted average common shares
   outstanding, diluted.........................     33,365,427     32,696,164
                                                    ===========    ===========

  Earnings/(loss) per common share, basic.......    $     (0.03)   $     (0.19)
                                                    ===========    ===========
  Earnings/(loss) per common share, dilutive *..    $     (0.03)   $     (0.19)
                                                    ===========    ===========

     * The dilutive effects of common stock equivalents were not included in either March 31, 2000 or 1999 calculation, as their effect was antidilutive.

COMPREHENSIVE INCOME

     The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For the nine-month period ended March 31, 2000, comprehensive income totaled $214,897. No comprehensive income was recorded in the nine-month period ended March 31, 1999. Accumulated other comprehensive income is comprised entirely of unrealized gains recognized on available-for-sale debt securities.

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

     The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company is responsible for costs associated with the currently ongoing huC242-DM1/SB-408075 clinical study, which was initiated in December 1999. All costs subsequent to this clinical study will be the responsibility of SB. The SB Agreement, assuming milestones continue to be achieved under the Agreement, is also expected to provide enough additional funding to help subsidize further development of the Company's other current and planned research and development efforts. As of March 31, 2000, the Company had recognized four milestones under the SB Agreement, resulting in $9.5 million in collaboration revenue. Pursuant to the SB Agreement, these payments represented nonrefundable, unrestricted cash transfers where no future obligation to perform exists.
                                      9

C.  MINORITY INTEREST

     In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. This agreement grants BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. As of April 2000, BioChem has fulfilled all of its funding obligations under the agreement by purchasing a total of $11.125 million in non-voting, non-dividend-bearing convertible preferred stock of ATI.

     In April 2000, BioChem informed ATI of its decision not to extend the agreement beyond its scheduled July 31, 2000 termination date. Consequently, under the terms of the agreement, rights to all screens delivered to BioChem will revert to ATI effective August 1, 2000. However, certain provisions pertaining to the license of any products resulting from the collaboration will remain in force. Although no compound leads have yet been identified, should a product candidate result, BioChem remains obligated to make milestone payments up to $15.0 million for each product over the course of its development. In addition, if and when product sales commence, ATI will receive royalties on any future worldwide sales of products resulting from the collaboration. Until July 31, 2000, all remaining proceeds of the $11.125 million BioChem investment in ATI are restricted to support the research and development activities of the collaboration. After that date, all residual proceeds will represent unrestricted assets of ATI. Of the Company's $13.3 million in cash, cash equivalents and marketable securities as of March 31, 2000, $1.5 million represents funds restricted to support ATI's research and development activities under the BioChem agreement.

     The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through March 31, 2000, 11,125 shares of ATI preferred stock were issued or issuable to BioChem, representing a 15% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in each of the nine-month periods ended March 31, 2000 and 1999 by $75,870. Based upon an independent appraisal, approximately 3% of the $11.125 million invested to date, or approximately $334,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $10.791 million allocated to the Company's equity.

     As part of the BioChem agreement, BioChem also received warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants will be exercisable for a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. In such event, ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

D.  CAPITAL STOCK

     In January 2000, holders of the Company's Series E Convertible Preferred Stock ("Series E Stock") exercised their right to convert all 2,400 shares of Series E Stock into 2,823,528 shares of the Company's Common Stock.

     In February 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

     In February and March 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 239,069 and 5,000 shares of Common Stock at $3.68 per share and $5.49 per share, respectively. Proceeds from these warrant exercises will be used to fund current operations.

     Between January and March 2000, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their rights to acquire 654,368 shares of Common Stock at $2.31 per share. Proceeds from these warrant exercises will be used to fund current operations.

     In January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their rights to acquire 427,272 shares of Common Stock at $1.94 per share. Proceeds from these warrant exercises will be used to fund current operations.

     During the three-month period ended March 31, 2000, holders of options issued through the Company's 1986 Incentive Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 111,750 shares at prices ranging from $0.84 per share to $11.25 per share. The total proceeds from these option exercises, $204,058, will be used to fund current operations.

     In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem. As part of the agreement, BioChem received warrants to purchase shares of ImmunoGen Common Stock equal to $11.125 million, the amount invested in ATI by BioChem during the three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. As of March 31, 2000, the last quarterly investment of $843,000 was due to ATI. In April 2000, this amount due was received and warrants corresponding to that amount were issued. Until July 31, 2000, proceeds from this investment are restricted to fund the ongoing ATI research collaboration.

E.    SUBSEQUENT EVENTS

     In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid tumor-activated prodrug (TAP) for use with antibodies such as Herceptin(R). Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen is due a $2.0 million non-refundable, up-front payment for execution of the agreement, for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include achievement-based milestone payments, assuming all benchmarks are met, for potentially up to $40.0 million.

     In addition to the Herceptin(R) agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's proprietary antibodies. The multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. This agreement provides for an up-front technology access fee of $3.0 million, potential milestone payments --assuming benchmarks are met--of up to nearly $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

     Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid an up-front fee of $1.5 million for its territorial rights. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.


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

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia
(collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075, for the treatment of colorectal, pancreatic and non-small-cell lung cancers (the "SB Agreement"). In December 1999, the Company began a single-dose human clinical study of huC242-DM1/SB-408075. The start of this clinical study triggered a $2.5 million milestone payment to ImmunoGen, which represented the fourth milestone to be achieved in ImmunoGen's collaboration with SB to date. Through March 31, 2000, the Company received $12.0 million under the SB Agreement - $9.5 million in milestone-based collaborative agreement revenue and $2.5 million upon issuance of ImmunoGen Common Stock to SB.

     In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid tumor-activated prodrug (TAP) for use with antibodies such as Herceptin(R). Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen is due a $2.0 million non-refundable, up-front payment for execution of the agreement, for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include achievement-based milestone payments, assuming all benchmarks are met, for potentially up to $40.0 million.

     In addition to the Herceptin(R) agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's proprietary antibodies. The multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. This agreement provides for an up-front technology access fee of $3.0 million, potential milestone payments --assuming benchmarks are met--of up to nearly $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

     Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid an up-front fee of $1.5 million for its territorial rights. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.

     As of March 31, 2000, the Company had approximately $13.3 million in cash and cash equivalents. In addition, in May 2000, an additional $7.35 million was received from the following sources: $5.0 million from Genentech, $1.5 million from British Biotech, and $843,000 from BioChem. No revenues have been generated from product sales and the Company does not anticipate having a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as the Company continues its development efforts. Moreover, the Company expects to spend approximately $2.0 million to upgrade its development and pilot manufacturing facility in Norwood, Massachusetts. It is anticipated that the increase in total cash expenditures will be offset by collaboration-derived proceeds. Accordingly, period-to-period operational results may fluctuate dramatically. The Company believes that its established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow it to meet its obligations under all collaborative agreements while also allowing the aggressive development of those product candidates and technologies outside current collaborative agreements. However, no assurances can be given that such collaborative agreement funding will, in fact, be realized. Should the Company not meet some or all of the terms and conditions of its various collaboration agreements, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of its research, development and/or clinical projects.

ACCOUNTING PROUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to no later than the second fiscal quarter beginning after December 31, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its financial position or results of operations.

     In  March  2000,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues

     Revenues for the three-month period ended March 31, 2000 ("2000") were $120,000 compared with $1.16 million for the three-month period ended March 31, 1999 ("1999"). The significant decrease in revenues from 1999 to 2000 is primarily attributable to the timing of milestone payments received in connection with the Company's collaboration with SB. During the third quarter of 1999, the Company recorded a $1.0 million SB agreement-signing milestone; no collaboration-related revenue was recognized during the three months ended March 31, 2000. Additional substantial collaboration revenues will be earned if the Company achieves the predetermined milestones set forth in the respective SB, Genentech and British Biotech agreements. Accordingly, historically recognized collaboration revenues should not be used as indicators of the timing or extent of future milestone payments, and the recognition of such milestones will cause period-to-period results to fluctuate dramatically.

     In the three-month period ended March 31, 1999, revenues of $115,000 were also derived from development fees received under the Small Business Innovation Research Program ("SBIR") of the National Cancer Institute. As of July 1999, all funds available under authorized SBIR programs had been recognized and received. Accordingly, no material development fees are expected to be earned through the remainder of fiscal year 2000.

     Interest income was $120,000 in 2000 compared to $45,000 in 1999. The increase in interest income from 1999 to 2000 primarily resulted from the increase in funds available for investment.

    Research and Development Expenses

     Research and development expenses, which constituted the principal component of the Company's total operational expenditures (77% in both quarters ended March 31, 2000 and 1999), were $2.26 million in 2000 compared to $1.42 million in 1999. The $840,000, or 59%, increase from 1999 to 2000 was primarily due to increased costs associated with the development and manufacturing of huC242-DM1/SB-408075 clinical components, as well as the further preclinical development of huN901-DM1. Future research and development expenses are expected to significantly increase in connection with the Company's ongoing initial clinical study of huC242-DM1/SB-408075. The Company also anticipates additional development costs will result from both the advancement of huN901-DM1 toward human clinical trials as well as the development of other TAP product candidates.

    General and Administrative Expenses

     General and administrative expenses were $689,000 in 2000 compared to $432,000 in 1999. The $257,000, or 59%, increase was primarily due to increased administrative and business development staffing, as well as increased expenditures associated with investor relations, business development and the Company's information system. Future general and administrative expenses are also expected to increase congruently with the continued development of the Company's product candidates and technologies.

   Minority Interest

     ATI operating losses of $25,290 in each of the three-month periods ended March 31, 2000 and 1999 were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

    NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues

     Revenues for the nine months ended March 31, 2000 ("2000") were $6.76 million, compared with $1.57 million for the nine months ended March 31, 1999 ("1999"). The significant increase in revenues from 1999 to 2000 is primarily attributable to the $6.5 million in milestone payments recognized as collaboration revenue under the SB Agreement in 2000 compared with $1.0 million recognized in 1999. The collaboration revenues recognized in 2000 were comprised of the following: $4.0 million on acceptance by the United States Food and Drug Administration of the Company's Investigational New Drug application for huC242-DM1/SB408075, and $2.5 million on initiation of the currently ongoing clinical study. The 1999 collaboration revenue represented a $1.0 million agreement-signing milestone.

     In 1999, revenues of $378,000 were also derived from development fees received under the SBIR grant program. As of July 1999, all funds available under authorized SBIR programs had been received. Accordingly, no material development fees are expected to be earned through the remainder of fiscal year 2000.

     Interest income was $254,000 in 2000 compared to $189,000 in 1999. The increase in interest income from 1999 to 2000 primarily resulted from the increase in funds available for investment.

    Research and Development Expenses

     Research and development expenses were $5.98 million in 2000 compared to $4.26 million in 1999. The $1.72 million, or 40%, increase from 1999 to 2000 is due to the increased costs associated with supporting the Company's currently ongoing huC242-DM1/SB-408075 human clinical trial, as well as the continued development of huN901-DM1 in advance of human clinical studies.

    General and Administrative Expenses

     General and administrative expenses were $1.84 million in 2000 compared to $1.25 million in 1999. Similar to the results for the three months ended March 31, 2000 and 1999, the $590,000, or 47%, increase was primarily due to increased administrative and business development staffing as well as increased expenditures associated with investor relations, business development and the Company's information system.

    Minority Interest

     ATI operating losses of $75,870 in 2000 and 1999 were allocated to ATI's minority stockholder within the Company's condensed consolidated financial statements.

    Non-cash Dividends

     Non-cash dividends were approximately $918,000 in the nine months ended March 31, 1999. No such non-cash dividends were recognized in nine months ended March 31, 2000. The $918,000 non-cash dividends represented the Black-Scholes option pricing model derived fair value of warrants to purchase 1.4 million shares of ImmunoGen Common Stock issued in connection with the July 1998 sale of the Company's Series E Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since July 1, 1999, the Company has financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include:

 - $6.5 million from milestone revenues earned under the Company's SB agreement;

 - $5.0 million from equity issuances to SB and BioChem and;

 - $4.6 million from the exercise of warrants and options to purchase Common Stock.

To a lesser extent, the Company also received proceeds from the SBIR grant program as well as the final principal payment on a note receivable from the prior assignment of facilities and equipment. Cash used in operations in the nine months ended March 31, 2000 primarily supported the Company's various research and development efforts.

     Net cash used in operations during the nine months ended March 31, 2000 was $862,000 compared to $3.62 million used in the nine months ended March 31,1999. This 76% decrease in operational cash use is largely due to the recognition and receipt of $5.5 million more collaboration revenue in 2000 as compared to 1999. Offsetting the increase in collaboration revenue was a $2.3 million increase in total operational expenses.

     Net cash used in investing activities was $10.87 million for the nine months ended March 31, 2000, and primarily represents purchases of higher-yielding, investment-grade corporate and U.S. Government debt securities. Net cash used in investing activities during the nine-month period ended March 31, 1999 was $595,000 and primarily resulted from payments received on a note receivable originally issued in connection with the assignment of the Company's former Canton, Massachusetts facility.

     Capital purchases were $243,000 for the nine months ended March 31, 2000, and consisted primarily of information system upgrades along with scientific equipment purchases associated with the Company's clinical manufacturing and development functions. As a result of the recently signed Genentech and British Biotech collaborative agreements, the Company expects to expend significant cash resources to update its existing Norwood, Massachusetts development and pilot manufacturing facility. The Company anticipates that such capital expenditures could approximate $2.0 million over the next twelve months. Certain capital outlays are expected to be reimbursed pursuant to the Company's collaborative agreements.

     Net cash provided by financing activities increased from $4.12 million in the nine months ended March 31, 1999 to $9.63 million in same nine-month period ended March 31, 2000. The increase is largely due to the exercise of 1.49 million warrants and options during the nine-month period ended March 31, 2000 and to the September 1999 issuance of 1.02 million shares of Common Stock to SB. Total proceeds from of all ImmuniGen Common Stock issuances occurring within the nine-month period totaled $7.15 million. In fiscal 1999, $1.5 million in Series E Convertible Preferred Stock was issued in a private placement. No such issuance of ImmunoGen convertible preferred occurred during fiscal 2000. In each of the nine-month periods ended March 31, 1999 and 2000, $2.5 million was also received in connection with ATI's issuance of convertible preferred stock to BioChem. The BioChem research collaboration expires on July 31, 2000; no additional preferred stock will be issued.

     As of March 31, 2000, the Company had approximately $13.3 million in cash and cash equivalents. In addition, in April and May 2000, an additional $7.35 million was received from the following sources: $5.0 million from Genentech, $1.5 million from British Biotech, and $843,000 from BioChem. The Company anticipates that these capital resources will enable the Company to meet its operational expenses and capital expenditures at least through the next twelve-month period. The Company believes that its established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow the Company to meet its obligations under all collaborative agreements while also allowing the Company to aggressively develop product candidates and technologies not covered by collaborative agreements. However, no assurances can be given that such collaborative agreement funding will, in fact, be realized. Should the Company not meet some or all of the terms and conditions of its various collaboration agreements, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of its research, development and/or clinical projects.

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

YEAR 2000 ISSUES

     Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its information systems, facilities and research and development equipment containing date-sensitive hardware and software was Year 2000 compliant. Also prior to January 1, 2000, the Company sent questionnaires to its then engaged third-party suppliers, vendors, administrators and custodians, inquiring of their progress in identifying and addressing their Year 2000 issues. The Company received responses from all surveyed vendors and, based upon the information contained in those responses, the Company believes that Year 2000 issues have been addressed by the Company's critical vendors. To date, the Company has not encountered any problems as a result of Year 2000 issues. Expenses related to Year 2000 issues have not been material, and the Company does not expect to incur any significant Year 2000 expenses in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The

Company's interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company's overall interest rate exposure at March 31, 1999, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

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

           In February 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

           In February and March 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 239,069 and 5,000 shares of Common Stock at $3.68 per share and $5.49 per share, respectively. Proceeds from these warrant exercises will be used to fund current operations.

           Between January and March 2000, holders of warrants originally issued in connection with a private placement of the Company's Series C Convertible Preferred Stock exercised their rights to acquire 654,368 shares of Common Stock at $2.31 per share. Proceeds from these warrant exercises will be used to fund current operations.

           In January 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their rights to acquire 427,272 shares of Common Stock at $1.94 per share. Proceeds from these warrant exercises will be used to fund current operations

           During the three-month period ended March 31, 2000, holders of options issued through the Company's 1986 Incentive Stock Option Plan, Option Plan, as amended, exercised their rights to acquire an aggregate of 111,750 shares at prices ranging from $0.84 per share to $11.25 per share. The total proceeds from these option exercises, $204,058, will be used to fund current operations.

           In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem. As part of the agreement, BioChem received warrants to purchase shares of ImmunoGen Common Stock equal to $11.125 million, the amount invested in ATI by BioChem during the three-year research term. These warrants will be exercisable at any time on or after July 31, 2000, until and including July 31,2002, into a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. As of March 31, 2000, the last quarterly investment of $843,000 was due to ATI. In April 2000, this amount due was received and warrants corresponding to that amount were issued. Until July 31, 2000, proceeds from this investment are restricted to fund the ongoing ATI research collaboration.

Item 3.  Defaults Upon Senior Securities.

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information.

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Form of Warrant Certificate issued by the Registrant to BioChem Pharma Inc. (previously filed as exhibit
                           10.5 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form 10-Q, as amended by form 10-Q/A, for the quarter ended March 31, 1997)

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                           Form 8-K dated May 4, 2000 - Item 5: Other Events. ImmunoGen, Inc. and Genentech, Inc. announced that Genentech has exclusively licensed ImmunoGen's maytansinoid Tumor-Activated Prodrug (TAP) technology for use with anti-HER2 antibodies such as Herceptin(R). Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of products resulting from the license; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen will receive an up-front payment of $2 million. In addition to royalties on net sales, the terms of the agreement include milestone payments, assuming all benchmarks are met, for potentially up to $40 million..

                           Form 8-K dated May 5, 2000 - Item 5: Other Events. ImmunoGen, Inc. and British Biotech plc announced a license agreement to develop and commercialize ImmunoGen's huN901-DM1 tumor- activated prodrug (TAP) for treatment of small-cell lung cancer. British Biotech has been granted the exclusive right to develop and commercialize huN901-DM1 in the European Union ("EU") and Japan. ImmunoGen retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. British Biotech paid an up-front fee of $1.5 million for its territorial rights. Under the agreement, British Biotech is responsible for conducting the clinical trials necessary to achieve regulatory approval in the US, EU and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. It is anticipated that a Phase I clinical trial will start in the fourth quarter of this year. Upon regulatory approval of the product for marketing in the US, ImmunoGen will pay British Biotech a one-time milestone payment. ImmunoGen will receive royalties on sales of huN901-DM1 in the EU and Japan.

                           Form 8-K dated May 8, 2000 - Item 5: Other Events. ImmunoGen, Inc. and Genentech, Inc. announced a second collaboration between the two companies. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid Tumor-Activated Prodrug (TAP) technology for use with proprietary antibodies. The multi-year agreement provides
                           Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain exclusive product licenses for a limited number of antigen targets over the agreement's five-year term.

                           The agreement provides for an up-front technology access fee of $3 million and potential milestone payments--assuming benchmarks are met-of up to nearly $40 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through the collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee. Genentech is developing a Herceptin(R) TAP conjugate under a separate, previously announced, agreement with ImmunoGen.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IMMUNOGEN, INC.




Date:    May 12, 2000                     By:  /s/ Mitchel Sayare
                                               -----------------------
                                                Mitchel Sayare
                                                  President and Chief Executive
                                                  Officer
                                                  (principal executive officer)



Date:    May 12, 2000                     By:  /s/ Kathleen A. Carroll
                                               -----------------------
                                                Kathleen A. Carroll
                                                  Vice President,
                                                  Finance and Administration
                                                  (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule