Form 10-K405
period 2000-06-30
IMMUNOGEN INC
filed 2000-09-27
CIK 855654

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-17999

                                IMMUNOGEN, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                  04-2726691
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
or organization)

                     128 SIDNEY STREET, CAMBRIDGE, MA 02139
          (Address of principal executive offices, including zip code)

                                 (617) 995-2500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at September 18, 2000: $875,723,223 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 18, 2000: 34,091,415 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
================================================================================

ITEM 1.  BUSINESS

THE COMPANY

     ImmunoGen, Inc. ("ImmunoGen" or the "Company") develops pharmaceuticals, primarily for the treatment of cancer. Our product candidates are tumor-activated prodrugs, or "TAPs." They are based on our proprietary technology platform, which combines monoclonal antibodies that target tumor cells, and potent drugs. Unlike conventional chemotherapeutic agents, TAPs are intended to deliver potent chemotherapy specifically to a tumor. Each TAP comprises a small-molecule drug that we have chemically linked to a monoclonal antibody. (This kind of combination product is often called an immunoconjugate.) The small-molecule drugs we use are highly potent cell-killing (cytotoxic) agents. The monoclonal antibodies identify and bind to tumor cells -- they are "delivery vehicles" that carry the drugs to the tumor. Once the immunoconjugate has bound to the tumor cell, it gets ingested by the tumor cell. Inside the target cell, the drug molecules are released from the monoclonal antibody and kill the cell. Importantly, TAPs are designed to be inactive and nontoxic until they bind to the surface of a target cell, after which their full cytotoxicity is restored.

     Together with partners, we are currently developing two TAP product candidates. We also have initiated a licensing program that allows us to generate cash flow through granting rights to other companies to use portions of our TAP technology in their product development programs. We can use this revenue from technology licenses to support research to identify new targets for TAPs and fund research and development of internal TAP products, which we may commercialize on our own or with partners.

     We initiated human clinical trials of our first TAP product candidate, huC242-DM1/SB-408075, in December 1999 at the Institute for Drug Development of the Cancer Therapy and Research Center in San Antonio, Texas. HuC242-DM1/SB-408075 combines our small-molecule drug, DM1 -- one of a group of compounds called maytansinoids, which are potent inhibitors of cell division--and the humanized monoclonal antibody, huC242, which delivers DM1 to colorectal, pancreatic, and non-small-cell lung cancers. We are developing this product in collaboration with SmithKline Beecham plc ("SB") under a license agreement executed in February 1999. (See "-- Licenses -- SmithKline Beecham plc.") The SB agreement was our first TAP product development partnership.

     We have also been conducting preclinical testing of a second TAP candidate, huN901-DM1, for the treatment of small-cell lung cancer. In May 2000, we granted British Biotech plc ("British Biotech") the exclusive right to develop and commercialize huN901-DM1 in the European Union ("EU") and Japan in exchange for royalties. (See "-- Licenses -- British Biotech plc.") We retained rights to the United States ("US") and other territories and the right to manufacture the product worldwide. Also under the agreement, British Biotech is responsible for conducting the clinical trials necessary to achieve regulatory approval in the US, EU, and Japan. We will give British Biotech a one-time milestone payment upon US regulatory approval.

     As part of our technology licensing program, we also entered into two agreements with Genentech, Inc. ("Genentech") in May 2000. (See
"-- Licenses -- Genentech, Inc.") The first agreement gives Genentech a license to use ImmunoGen's maytansinoid TAP technology with Herceptin(R), its monoclonal antibody drug approved for the treatment of certain types of breast cancer. The second agreement with Genentech gives it access to maytansinoid TAP technology for other antibody product research efforts, along with an option to obtain exclusive product licenses for a limited number of tumor-cell targets over the five-year term of the agreement.

     ImmunoGen is pursuing a multi-faceted business strategy that includes:

     - Developing our first product, huC242-DM1/SB-408075, with SB;

     - Supporting commercialization of our second product, huN901-DM1, with British Biotech. We have retained commercial rights to huN901-DM1 in the US, at least until the later stages of clinical development, at which time we will decide whether to sell it ourselves or seek a US marketing partner;

     - Out-licensing rights to use TAP technology, as we are doing with Genentech, to generate cash flow to self-fund the development of TAPs using monoclonal antibodies we will obtain from third parties or targets against which we make monoclonal antibodies;

     - Utilizing chemotherapeutics in addition to DM1, such as DC1, taxane derivatives, and DNA intercalating agents such as doxorubicin derivatives, to complement and broaden existing TAP technology; and

     - Using our in-house biology expertise, including the know-how of our subsidiary, Apoptosis Technology Inc. ("ATI"), to discover and validate new anti-apoptotic drug targets and targets for the development of TAPs.

TUMOR-ACTIVATED PRODRUGS

     Despite recent advances in diagnosis and treatment, cures in many forms of cancer continue to be elusive. Surgery may be used to remove primary masses of some solid tumors, but it is largely ineffective once the tumor spreads to other parts of the body, a condition that is called metastatic disease. Treatment with combination chemotherapy and radiation also may not be capable of eradicating disease because of inadequate drug potency at the tumor site, the result of limitations in dosage due to side effects on healthy tissues.

     One way in which we address this therapeutic void is through applications of our tumor cell-specific TAP technology for the targeted delivery of highly potent chemotherapeutic drugs to tumor cells. Importantly, because TAPs are inactive until the drug component is released from the antibody component inside the target cell, they spare normal cells, even those in close proximity to a tumor. We believe TAPs also may be used in combination with conventional chemotherapeutics to provide additional tumor-cell killing.

     Each of our TAPs comprises a monoclonal antibody coupled to a small-molecule agent (an effector molecule) with a high degree of cell-killing ability, or potency. A monoclonal antibody is a protein that detects and binds to a specific antigen, or marker. Since cancer cells may have unique antigens on their surface, an antibody with the appropriate specificity for those cells may be used as a targeting agent. Importantly, some of these markers are found on several types of tumors. A TAP that uses an antibody to target such markers therefore may be used in the treatment of different types of tumors.

     ImmunoGen has identified several monoclonal antibodies that it believes possess the requisite characteristics for use in TAPs. Two of these, huC242 and huN901, are used in our TAP product candidates currently in development for the treatment of colorectal cancer and pancreatic cancers, and small-cell lung cancer, respectively. Laboratory experiments using the C242 antibody suggest that it may also be useful to target non-small-cell tumors of the lung.

     In addition to testing antibodies from conventional sources, such as academic labs, we believe genomics research, which is generating and validating many new drug targets, will spawn a significant number of new antibodies in the future, many of which will be useful for creating TAPs for cancer therapy.

     We believe the following attributes distinguish TAP products from other anti-cancer agents, including naked antibodies. All suggest that TAPs may have enormous potential to improve cancer therapy:

     - Targeting, which unlike chemotherapy, directs the cell killing potential of TAPs specifically to the tumor and allows for the use of more potent cytotoxic agents;

     - A stable linkage and release mechanism, allowing the high potency of the effector molecule to be released after binding to and internalization by the tumor cell;

     - A high degree of cell killing at the tumor site which, unlike therapy using naked antibodies, does not depend on the immune system to kill the tumor; and

     - A tolerable side-effect profile and, consequently, a minimal disturbance of patients' quality of life during treatment.

     Small-Drug Effector Molecules: Our laboratory and animal tests of several classes of small-molecule drugs have led us to believe that some of these small-molecule drugs offer great promise for use as effector molecules in TAPs. We have developed derivatives of these drugs that allow them to be attached to antibodies to target tumor cells and allow for their release in a fully active form at the target site.

     The first compound, DM1, is the small-molecule drug we use in our first two product candidates -- huC242-DM1/SB-408075 and huN901-DM1. It is a potent inhibitor of cell division derived from maytansine, a natural product. The second small-drug compound, DC1, is one of a class of agents called DNA groove-binding compounds. After binding to DNA, these agents remain strongly fixed to it, thereby interfering with cellular function and inducing the death of cells.

     Based on our in vitro and animal studies, we believe that TAPs containing either DM1 or DC1 will be more effective than current anti-cancer drugs at killing tumor cells. This high degree of killing power is important in shrinking large tumor masses. In animal studies of mice specially bred to tolerate human tumors, our TAPs have shown therapeutic efficacy and complete cures at doses with no detectable toxicity.

     In addition, we are conducting research into the use in TAPs of other classes of chemotherapeutics. We began a research collaboration with the State University of New York ("SUNY") at Stony Brook in February 2000 to develop novel derivatives of the well-known chemotherapeutic, docetaxel (Taxotere(R)), for use in TAPs.

  TAP Products

     HUC242-DM1/SB-408075. We believe the C242 antibody possesses the specificity needed for use as a targeting agent in a TAP. It binds to all colorectal cancers, binding strongly to approximately 70% of colorectal cancers, and has minimal cross-reactivity with normal human tissues. In addition, laboratory tests indicate that the marker targeted by C242 is found on all pancreatic tumors and a majority of non-small-cell lung tumors tested.

     According to estimates of the American Cancer Society ("ACS"), there will be 130,200 new cases of colorectal cancer in the United States in 2000, and 56,300 deaths from the disease. The ACS also estimates that in the US during 2000 there will be 28,300 new cases of pancreatic cancer and 28,200 deaths, as well as 164,100 new cases and 156,900 deaths from lung cancer.

     We have linked huC242 to the small-molecule drug, DM1. Because DM1 is a small-molecule, nonprotein drug, we do not expect huC242-DM1/SB-408075 to inspire an immune response against the agent. This lack of immunogenicity should allow for the administration of repeat courses of therapy. HuC242-DM1/ SB-408075 therefore may be a suitable agent for substantially shrinking or eliminating large tumor masses, either used alone or in combination with other chemotherapeutics. In December 1998, we executed an agreement to license use of huC242 in maytansinoid products for the treatment of cancer from its discoverer, Pharmacia & Upjohn AB (now part of Pharmacia Corp.). (See "-- Licenses -- Pharmacia Corp.")

     We began our first human study of huC242-DM1/SB-408075 -- a single-dose Phase I trial in colorectal, pancreatic and certain non-small-cell lung cancer patients--in December 1999. We expect our partner, SB, to initiate a second study -- a multi-dose Phase I trial -- in the third quarter of 2000. Clinical development and commercialization of this product is being supported through our 1999 agreement with SB, which may be worth over $40 million, exclusive of royalties on any product sales. Through June 30, 2000, the Company received $12.0 million under the SB Agreement -- $9.5 million upon the achievement of certain collaborative milestones and $2.5 million upon issuance of ImmunoGen Common Stock to SB. Of the $9.5 million cash received for meeting milestones, $6.2 million has been recorded as revenue in Fiscal Year 2000 and $3.0 million in Fiscal Year 1999.

     The National Cancer Institute ("NCI") of the National Institutes of Health also supported preclinical testing of this product candidate. In August 1997, we announced receipt of a $750,000 Phase II Small Business Innovation Research grant from NCI to support preclinical research and development of huC242-DM1/SB-408075, including final product formulation in advance of the start of human clinical studies. The award was for $375,000 annually for two years retroactive to April 1, 1997.

     HUN901-DM1. This product consists of the humanized version of the antibody, N901, conjugated to DM1. N901 binds to CD56, an antigen found on the surface of small-cell lung cancer cells. We have established cell lines that express humanized N901 at sufficiently high levels to be suitable for scale-up. As with huC242-DM1/SB-408075, huN901-DM1 is not expected to be immunogenic, which should allow for the administration of repeat courses of therapy.

     Of the 164,100 new cases of lung cancer estimated by ACS for 2000, approximately 20 percent are expected to be small-cell lung cancer.

     Through our collaboration with British Biotech, we expect to initiate the regulatory process to begin human clinical studies in the US and the EU before January 2001. Preclinical studies in animals using huN901-DM1 did not reveal significant toxicities or pathological abnormalities at doses that had been shown to be curative in human tumor models in immunodeficient mice.

APOPTOSIS TECHNOLOGY

     In 1993, along with Dana-Farber Cancer Institute ("Dana-Farber"), we established Apoptosis Technology, Inc. to identify targets for drugs based on the regulation of apoptosis, which is an intrinsic "suicide program" within cells. Cells that undergo apoptosis do so in order to protect the body against disease. Based on the belief that regulation of the biochemical pathways leading to apoptosis offered a promising, novel approach to the treatment of disease, we established ATI as a majority-owned subsidiary.

     In August 1997, ATI and BioChem Pharma Inc. ("BioChem") began a collaboration focused on the discovery and development of novel anti-cancer therapeutics based on the use of ATI's proprietary screens for the identification of compounds that regulate the activity of newly discovered "anti-death" genes and cellular survival factors. In accordance with the collaborative research plan, from 1998 to 2000, ATI delivered six high-throughput screens to BioChem to screen their chemical compound library. BioChem identified "hits," which it is evaluating to determine their suitability for compound lead development.

     ImmunoGen and BioChem agreed in April 2000 not to extend the agreement beyond its scheduled conclusion on July 31, 2000. Consequently, under the terms of the agreement, rights to all the screens and targets delivered to BioChem reverted to ATI effective August 1, 2000. However, in the event BioChem identifies leads and develops products based on the work of the collaboration, ATI will receive milestone payments during development and royalties on any future product sales.

     ATI will continue to work on the targets discovered through the BioChem collaboration. The results of ATI's research also may help us in target validation in conjunction with future TAP drug discovery collaborations.

BUSINESS STRATEGY

     Our goal is to be a leader in the development of TAPs and other novel pharmaceuticals for the treatment of cancer and other human diseases. To accomplish this, we are pursuing a multi-faceted business strategy to fund development of our products including:

     - Collaborating with SB for clinical development of our first product candidate, for colorectal and pancreatic cancers, huC242-DM1/SB-408075. Following the completion of Phase I/II clinical trials, SB will take over management of clinical trials and commercialization. We expect this collaboration, which has provided $12 million in cash to date, will continue to be a significant source of funding. ImmunoGen will also receive milestone payments and royalties on any sales of this product;

     - Supporting commercialization of huN901-DM1 for the treatment of small-cell lung cancer with British Biotech. We have retained commercial rights to huN901-DM1 in the US, at least until the later stages of clinical development, at which time we will decide whether to sell it ourselves or seek a US marketing partner. Because we will have generated data from studies in humans, we expect to be able to retain a greater share of the value of the compound in the event we decide to seek a marketing partner;

     - Extending our product portfolio by developing new TAPs in collaboration with third parties. For example, out-licensing rights to use TAP technology to third parties for their product development programs -- such as our May 2000 agreements with Genentech to create new TAPs that employ maytansinoid TAP technology in combination with Genentech's antibodies will generate cash flow for us to self-fund the development of some TAPs internally. These TAPs will use monoclonal antibodies we obtain from third parties or, via collaborations with genomics companies, antibodies we make against new anti-cancer targets. The disposition of commercial rights with regard to any particular product which we co-develop will depend on market size and access, as well as the cost of commercial development;

     - Utilizing additional chemotherapeutics, such as taxane derivatives, DNA intercalating agents such as doxorubicin derivatives, and DC1, to complement and broaden our existing DM1-based TAP technology; and

     - Using our in-house biology expertise, including the anti-apoptotic screens and know-how of ATI, to discover and validate new drug targets for the development of TAPs.

LICENSES

     As part of our business, we enter into license agreements with third parties. In some cases, we license certain rights to our products to companies with product development and commercialization capabilities we wish to access, in exchange for fees, milestones payments, and royalties on product sales. In other cases, we license certain rights to our technologies in exchange for fees, milestone payments and royalties on product sales. Our principal licenses and collaborative agreements are listed below.

     SMITHKLINE BEECHAM PLC. In February 1999, we began a collaboration with SB to jointly develop and commercialize our first TAP, huC242-DM1/SB-408075. Under the terms of the agreement, SB received exclusive worldwide rights to commercialize huC242-DM1/SB-408075, except in certain Far East territories. In addition to royalties, we could receive milestone payments totaling more than $40.0 million. As of June 30, 2000, we have recognized four milestones under the SB agreement. We have received a total of $12.0 million in cash under the agreement, of which we received $9.0 million in fiscal year 2000, including $2.5 million in return for ImmunoGen Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     BRITISH BIOTECH PLC. In May 2000, we granted to British Biotech the exclusive right to develop and commercialize our second TAP, huN901-DM1, in the EU and Japan, while we retained full rights to sell the drug in the US and other territories outside the EU and Japan. Under the agreement, British Biotech is responsible for conducting the clinical trials necessary to achieve regulatory approval in the US, EU, and Japan, and will reimburse us for the cost of producing material for clinical trials. We retain full manufacturing rights. As of June 30, 2000, we received one up-front payment of $1.5 million. We will give British Biotech a one-time milestone payment upon US regulatory approval, and will receive royalties on its sales in the EU and Japan.

     GENENTECH, INC. In May 2000, we entered into two agreements with Genentech. The first agreement gives Genentech an exclusive license to use ImmunoGen's maytansinoid TAP technology to develop products with certain antibodies such as Herceptin(R), its monoclonal antibody drug approved for the treatment of certain types of breast cancer. Genentech will be responsible for manufacturing, product development and marketing of products resulting from the license, and we will be reimbursed for any preclinical and clinical materials we make for them under the agreement. In connection with this agreement, we received a $2.0 million up-front payment in May 2000. In addition to royalties, we could receive as much as $40.0 million in milestone payments.

     The second agreement with Genentech provides access to our maytansinoid TAP technology for its antibody product research efforts, along with an option to obtain exclusive product licenses for a limited number of tumor-cell targets over the five-year term of the agreement. Genentech paid an up-front technology access fee of $3.0 million and could pay milestone payments of up to $40.0 million per target, as well as royalties on sales of resulting products.

     BIOCHEM PHARMA INC. In July 1997, ATI and BioChem entered into a collaboration agreement under which ATI granted BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for drug development. As of April 2000, BioChem has fulfilled all of its funding obligations under the agreement by purchasing a total of $11.125 million in non-voting, non-dividend-bearing convertible stock of ATI accompanied by warrants to purchase shares of ImmunoGen Common Stock. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

     In April 2000, BioChem and ImmunoGen agreed not to extend the collaboration agreement beyond its scheduled July 31, 2000 termination date. Under the terms of the agreement, rights to all screens delivered to BioChem reverted to ATI effective August 1, 2000. In the event BioChem identifies leads and develops products based on the work of the collaboration, ATI will receive milestone payments and royalties on any future product sales.

     PHARMACIA CORP. On June 1, 1998, we executed an agreement with Pharmacia & Upjohn AB (now Pharmacia Corp.) under which we received rights to commercialize maytansinoid products that incorporate the C242 antibody for the treatment of cancer in exchange for a royalty on product sales and other payments.

     OTHER LICENSES. We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These include rights to certain antibodies, software used in antibody development, and apoptosis technology.

Subsequent Event: Abgenix, Inc. On September 5, 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Fremont, California. The agreement provides Abgenix with access to ImmunoGen's maytansonoid Tumor-Activated Prodrug
(TAP) technology for use with Abgenix's fully human antibodies generated with XenoMouse technology. Immunogen will receive $5.0 million in technology access fee payments, as well as potential milestone payments, and royalties on net sales of any resulting products. In addition, on September 7, 2000 Abgenix purchased $15.0 million of ImmunoGen Common Stock at $19.00 per share.

PATENTS, TRADEMARKS AND TRADE SECRETS

     We seek patent protection for our proprietary technologies and products, including those of our subsidiary, ATI, in the US, Europe, Japan and elsewhere. Among others, we have received patents in the US and Europe claiming the use of maytansinoids in conjugated form as an invention, US patents claiming use of DC1 and its analogs in immunoconjugates, and patents claiming apoptosis technology.

     We have also submitted additional patent applications in the US, Europe, Japan, and elsewhere covering proprietary small-drug derivatives, TAPs, apoptosis technology and use of certain of these products and inventions for indicated diseases. We expect our work will also lead to other patent applications. In all such cases, ImmunoGen or ATI will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. "We cannot assure, however, that the patent applications will issue as patents or that any patents, if issued, will provide ImmunoGen or ATI with adequate protection against competitors with respect to the covered products, technologies or processes.

     In addition, many of the processes and much of the know-how of importance to us are dependent upon the skills, knowledge and experience of certain of our key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors and collaborators enter into confidentiality agreements with us. We cannot assure, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

COMPETITION

     We focus on highly competitive areas of product development. Our competitors include:

     - Major pharmaceutical and chemical companies;

     - Specialized biotechnology firms; and

     - Universities and research institutions.

     Many of the above companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours.

     In particular, competitive factors within the cancer therapeutic market include:

     - The safety and efficacy of products;

     - The timing of regulatory approval and commercial introduction;

     - Special regulatory designation of products, such as Orphan Drug status;
       and

     - The effectiveness of marketing and sales efforts.

     Our competitive position also depends on our ability to develop effective proprietary products, implement production and marketing plans, including collaborations with other companies with greater marketing resources than ours, obtain patent protection and secure sufficient capital resources.

     Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies may result in the identification of new compounds that may compete with our product candidates. In addition, monoclonal antibodies developed by certain of these companies have been approved for use as cancer therapeutics -- although not for the clinical indications we are pursuing. In the future, however, other monoclonal antibodies may compete with our product candidates.

     Because of the prevalence of combination therapy in cancer and the variety of genes and targets implicated in cancer progression, we believe that products resulting from applications of new technologies may be complementary to our own. Such new technologies include, but are not limited to;

     - The use of genomics technology to identify new gene-based targets for the development of anti-cancer drugs;

     - The use of high-throughput screening to identify and optimize lead compounds;

     - The use of gene therapy to deliver genes to regulate gene function, and

     - The use of therapeutic vaccines.

     ATI's technology also has competition. Over the past several years, many companies and research institutions, including academic laboratories, biotechnology companies and large pharmaceutical firms, have dedicated resources to apoptosis research and the understanding of the genetic basis of certain diseases, including cancer. We expect to face competition from other biotechnology approaches as well as more traditional, drug-based approaches to cancer. ATI will experience competition from fully integrated pharmaceutical companies with expertise in research and development, manufacturing, and product commercialization. Such companies have greater resources in these areas than ATI. We also are aware of numerous development-stage companies that are exploring new therapies for the same disease targets as ATI.

REGULATORY

     Our products are regulated in the US by the FDA in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. Therapeutic monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within the FDA, while new chemical entities are regulated under the FDA Center for Drug Evaluation and Research ("CDER"). We expect that huC242-DM1/SB-408075, huN901-DM1 and other of our TAPs will be reviewed by CDER.

     The steps required before a new drug may be marketed in the US include:

     1) Performance of preclinical laboratory, animal, and formulation studies;

     2) The submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before clinical trials may commence;

     3) The completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

     4) The submission of a New Drug Application ("NDA") to the FDA; and

     5) FDA approval of the NDA, including approval of all product labeling and advertising.

     Even if we or our partners obtain regulatory approvals for our product candidates, ImmunoGen, our products, and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor our products' safety. Each drug manufacturing establishment in the US must be registered with the FDA. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's Good Manufacturing Practices ("GMP"). In complying with GMP, manufacturers must expend funds, time and effort in the areas of production, quality control and record keeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

     The regulatory issues that have potential impact on the future marketing of our products are summarized in the following paragraphs.

     Clinical Trials Process: Before a new drug may be sold in the US and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

     In the US, these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing usually is performed in patients with advanced disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible for such studies to provide results traditionally obtained in Phase II trials and they often are referred to as Phase I/II studies.

     We intend to conduct clinical trials not only in accordance with FDA regulations, but also within guidelines established by the International Committee on Harmonization. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Regulatory approval in Europe is obtained through the Medicines Control Agency, but regulations governing pharmaceutical sales may vary from country to country. We intend to rely on foreign licensees to obtain regulatory approvals to market our products in foreign countries.

     Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors including, but not limited to, the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

     Orphan Drug Designation: The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the US at the time of application for Orphan Drug designation.

     We may pursue this designation with respect to products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product of its kind to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the US for that product claim. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the US during such seven-year exclusive marketing period.

     New Drugs for Serious or Life-Threatening Illnesses: The FDA Modernization Act allows the designation of "Fast Track" status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. "Fast Track" procedures permit early consultation and commitment from the FDA regarding preclinical and clinical studies necessary to gain marketing approval. We believe that our products should be qualified for "Fast Track" status.

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

RESEARCH AND DEVELOPMENT SPENDING

     During each of the three years ended June 30, 2000, 1999 and 1998, the Company spent approximately $8.9 million, $6.1 million and $5.7 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

     As of June 30, 2000, the Company had 60 full-time employees, of whom 41 were engaged in the Company's research and development activities. 27 employees hold post-graduate degrees, including 15 Ph.D. degrees. The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees, members of the Scientific Advisory Board and other consultants.

SCIENTIFIC ADVISORY BOARD

  Apoptosis Technology, Inc.

     Walter A. Blattler, Ph.D., Vice President, ATI and Chairman of the ATI Scientific Advisory Board. Dr. Blattler was the founding scientist of ImmunoGen, Inc. and currently serves as ImmunoGen's Executive Vice President, Science and Technology.

     Gerard I. Evan, Ph.D. FMedSci,. Gerson and Barbara Bass Bakar Distinguished Professor of Cancer Biology, UCSF Comprehensive Cancer Center and Cancer Research Institute. Dr. Evan is a cancer biologist and an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

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

     As of July 31, 2000, ATI's Scientific Advisory Board was terminated.

SCIENTIFIC ADVISORY BOARD

  ImmunoGen, Inc.

     As of August 1, 2000, ImmunoGen, Inc. formed a Scientific Advisory Board consisting of the following individuals:

     Gerard I. Evan, Ph.D., FMedSci,. Gerson and Barbara Bass Bakar Distinguished Professor of Cancer Biology, UCSF Comprehensive Cancer Center and Cancer Research Institute. Dr. Evan is a cancer biologist and an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

     Stuart F. Schlossman, M.D., Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology, Dana-Farber Cancer Institute.

ITEM 2.  PROPERTIES

     ImmunoGen leases approximately 52,700 square feet of laboratory and office space at two locations in Cambridge, Massachusetts, through the June 30, 2003 as a result of the Amended Lease. The Company also leased 27,500 square feet of space in Norwood, Massachusetts, which served as the Company's pilot manufacturing facility as well as its corporate offices. Effective July 1, 2000, as a result of the Amended Lease the Company leases only 17,400 square feet of this space as its pilot manufacturing facility. The Company believes that the manufacturing portion of the Norwood facility complies with all applicable FDA Good Manufacturing Practice Regulations.

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

                                                             HIGH         LOW
                                                             ----         ---
Fiscal Year 2000
  First Quarter............................................  $ 3 1/16   $1 3/4
  Second Quarter...........................................    6         2
  Third Quarter............................................   20 1/2     4 1/2
  Fourth Quarter...........................................   14 1/4     6 5/8

Fiscal Year 1999
  First Quarter............................................  $ 1 27/32  $1
  Second Quarter...........................................    3 1/8     1 3/16
  Third Quarter............................................    3 25/32   1 15/16
  Fourth Quarter...........................................    2 29/32   2 5/32

     As of September 18, 2000, there were approximately 675 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 21,500 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2000. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

                                                             YEAR ENDED JUNE 30,
IN THOUSANDS, EXCEPT PER SHARE DATA  -------------------------------------------------------------------
      AND SHARES OUTSTANDING            1996          1997          1998          1999          2000
-----------------------------------  -----------   -----------   -----------   -----------   -----------
Total revenues...................    $       541   $       630   $       540   $     3,652   $    11,559
Total expenses excluding in-process
  research and development
  expense........................         19,492         9,713         7,485         7,884        11,942
In-process research and development
  expense........................             --            --           872            --            --
Non-operating income.............             28            --            46            55            69
Non-cash dividends and other
  expenses.......................             --         3,512           605           918            --
Minority interest................             --            --           160           101            76
Net loss to common stockholders...       (18,923)      (12,595)       (8,216)       (4,993)         (238)
Basic and diluted loss per common
  share..........................          (1.32)        (0.70)        (0.34)        (0.20)        (0.01)
Total assets.....................          8,506         6,350         5,877         7,171        19,344
Long-term debt and capital lease
  obligations, less current
  portion........................          5,788            59            35            68         1,508
Stockholders' equity.............            777         4,462         4,311         5,329        15,368
Weighted average common shares
  outstanding....................     14,379,064    17,930,164    24,210,340    25,525,061    29,520,576

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

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

     In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor-activated prodrug ("TAP"), huC242-DM1/SB-408075, for the treatment of colorectal, pancreatic and non-small-cell lung cancers (the "SB Agreement"). In December 1999, the Company began a Phase I, single-dose human clinical study of huC242-DM1/SB-408075. The start of this clinical study triggered a $2.5 million milestone payment to ImmunoGen, which represented the fourth milestone to be achieved in ImmunoGen's collaboration with SB to date. Through June 30, 2000, the Company received $12.0 million under the SB Agreement -- $9.5 million upon the achievement of certain collaborative milestones and $2.5 million upon issuance of 1,023,039 shares of ImmunoGen Common Stock to SB, of the $9.5 million cash received for meeting milestones, $6.2 million has been recorded as revenue in Fiscal Year 2000 and $3.0 million in Fiscal Year 1999.

     In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. ("Genentech") of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid TAP technology for use with antibodies such as Herceptin(R). Under the terms of this agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. In May 2000, ImmunoGen received a $2.0 million non-refundable, payment for execution of the agreement, for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met, for potentially up to $40.0 million.

     The second Genentech collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's proprietary antibodies. The multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met for potentially up to $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

     Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. This agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the preclinical development, and will be reimbursed for manufacturing the product for clinical trials. In May 2000, British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1 which has been deferred, to be recorded as revenue as the Company completes its preclinical development obligations. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.

     To date, the Company has not generated revenues from product sales and expects to incur significant operating losses over the foreseeable future. As of June 30, 2000, the Company had approximately $17.3 million in cash and short term investments. No revenues have been generated from product sales and the Company does not anticipate having a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as the Company continues its development efforts. Moreover, the Company expects to spend approximately $2.5 million to upgrade its development and pilot manufacturing facility in Norwood, Massachusetts. It is anticipated that the increase in total cash expenditures will be offset by collaboration-derived proceeds. Accordingly, period-to-period operational results may fluctuate dramatically. The Company believes that its established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow it to meet its obligations under all collaborative agreements while also allowing the aggressive development of certain of those product candidates and technologies outside current collaborative agreements. However, no assurances can be given that such collaborative agreement funding will, in fact, be realized. Should the Company not meet some or all of the terms and conditions of its various collaboration agreements, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of its research, development and/or clinical projects.

RESULTS OF OPERATIONS

  Revenues

     The Company's total revenues for the year ended June 30, 2000 ("2000") were $11.6 million, compared with $3.65 million for the year ended June 30, 1999 ("1999") and $540,000 for the year ended June 30, 1998 ("1998"). The 218%
increase in revenues from 1999 to 2000 is primarily attributable to multiple milestone payments and access fees recognized under the SB and Genentech collaboration agreements. During 2000 the Company recognized collaboration revenue of $6.2 million from SB and $5.0 million form Genentech. During 1999, $3.0 million in collaboration revenue was earned under the SB agreement and no collaboration revenue was earned during 1998. Deferred revenue of $1.8 million as of June 30, 2000 represents progress payments received from collaborators pursuant to contract revenues not yet earned.

     In all three years ended June 30, revenues ($4,800, $400,000 and $305,000 in 2000, 1999 and 1998, respectively) were also derived from development fees received under the Small Business Innovation Research ("SBIR") program of the National Cancer Institute. SBIR revenue is recognized when reimbursable expenses are incurred. As of July 1999, all available funds under currently authorized SBIR programs had been received by the Company.

     Interest income was $379,000 in 2000 compared to $251,000 in 1999 and $233,000 in 1998. Interest income in all three years included interest earned on cash balances available for investment and, to a lesser extent, in 1999 and 1998, interest earned on a note receivable from an assignee of one of the Company's facilities. The increase in total interest income from 1998 to 1999 and then again from 1999 to 2000 is a result of increases in the average daily invested cash balances offset by the declining average principal balance of the outstanding note receivable.

  Research and Development Expenses

     Research and development expenses, which constituted the principal component of the Company's total operational expenditures (74%, 77% and 69% in 2000, 1999 and 1998, respectively), were $8.9 million in 2000 as compared to $6.1 million in 1999 and $5.7 million in 1998. The $2.8 million, or 46%, increase from 1999 to 2000 was primarily due to increased costs associated with supporting the Company's currently ongoing huC242-DM1/SB-408075 human clinical trial, as well as the continued development of huN901-DM1 and other TAP product candidates in advance of their respective human clinical studies. The $0.4 million, or 6.2%, increase in research and development expenses between 1998 and 1999 was mostly due to costs associated with the development and manufacturing of huC242-DM1/SB-408075 components in advance of its Phase I/ II clinical study, as well as the further pre-clinical development of huN901-DM1. Future research and development expenses are expected to significantly increase in connection with the Company's ongoing clinical study of huC242-DM1/SB-408075. The Company also anticipates additional development costs will result from both the advancement of huN901-DM1 toward clinical trials as well as the further development of other TAP product candidates.

  In-process Research and Development

     In connection with the exercise of a put option held by a founding researcher of ATI, in January of 1998, the Company acquired 500,000 shares of ATI common stock in exchange for the equivalent of $871,930 in ImmunoGen Common Stock. The value of the incremental ATI ownership purchased, as determined by the value of the ImmunoGen Common Stock issued, was ascribed to in-process research and development technology and was charged to operations. No such transaction occurred in either 2000 or 1999.

  General and Administrative Expenses

     General and administrative expenses were $3.1 million in 2000 compared to $1.8 million in 1999 and $1.7 million in 1998. The approximate $1.3 million, or 72%, increase from 1999 to 2000 was primarily due to increased administrative and business development personnel costs, as well as increased expenditures associated with investor relations and business development. Future general and administrative expenses are expected to increase in support of the continued development of the Company's product candidates and technologies.

  Non-operating Income

     Net non-operating income was $69,000 in 2000 compared to $55,000 in 1999 and $46,000 in 1998. Non-operating income in 2000, 1999 and 1998 was primarily comprised of prior-period, retroactive favorable insurance rate adjustments as well as gains on the sales of idle assets.

  Minority Interest

     ATI operating losses of $76,000, $101,000 and $160,000 for fiscal 2000, 1999 and 1998, respectively, were allocated to ATI's minority stockholder within the Company's consolidated financial statements.

  Non-cash Dividends

     Non-cash dividends were $0 in 2000 compared to approximately $918,000 in 1999 and $605,000 in 1998. Non-cash dividends recorded in both 1999 and 1998 represented the Black-Scholes derived fair value of warrants to purchase shares of ImmunoGen Common Stock issued in connection with the sale of the Company's Series E Convertible Preferred Stock ("Series E Stock").

LIQUIDITY AND CAPITAL RESOURCES

                                                                      JUNE 30,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   ------   ------
                                                                   (IN THOUSANDS)
Cash and short term investments.............................  $17,329   $4,226   $1,742
Working capital.............................................   15,324    3,770    2,138
Stockholders' equity........................................   15,368    5,329    4,311

     Since July 1, 1999, the Company has financed its operations from various sources, including revenues earned under collaboration agreements, issuances of convertible equity securities, amounts received from the assignment of facilities and equipment, income earned on invested assets, and proceeds from exercised stock options. Substantially all cash used in fiscal 2000 was used to support the Company's various research and development activities.

     Cash provided by operations during 2000 was approximately $2.4 million, compared to the negative $3.5 million in 1999. The significant increase in operational cash flow in 2000 was primarily due to $13.0 million in collaboration milestone and up-front access fee payments received in the year ended June 30, 2000 offset by $11.9 million in operational expenses.

     Capital purchases increased in 2000 as compared to 1999 from $120,000 to $424,000. Current year purchases mainly included acquisitions of additional scientific equipment needed to further develop the Company's TAP product candidates.

     As a result of the recently signed Genentech and British Biotech collaborative agreements, the Company expects to expend significant cash resources to update its existing Norwood, Massachusetts development and pilot manufacturing facility. The Company anticipates that such capital expenditures could approximate $2.5 million over the next twelve months. Certain capital outlays are expected to be reimbursed pursuant to the Company's collaborative agreements.

     Net cash used in investing activities was $15.6 million in 2000, and primarily represents purchases of higher-yielding, investment-grade corporate and U.S. Government debt securities. Net cash provided by investing activities in 1999 was $844,000 and primarily resulted from payments received on a note receivable originally issued in connection with the assignment of the Company's former Canton, Massachusetts facility.

     Net cash provided by financing activities increased from $5.2 million in 1999 to $10.5 million in 2000. The increase from 1999 to 2000 is largely due to the exercise of 3.54 million warrants and options during 2000 as well as the September 1999 issuance of 1.02 million shares of Common Stock to SB. Total proceeds from of all ImmunoGen Common Stock issuances occurring within 2000 totaled $7.1 million. In each of 1999 and 2000, $3.4 million was also received in connection with ATI's issuance of convertible preferred stock to BioChem. The BioChem research collaboration expired on July 31, 2000; no additional preferred stock will be issued to Biochem. In both 1999 and 1998, $1.5 million in Series E Convertible Preferred Stock were issued in a private placement. In 2000, all Series E Convertible Preferred Stock were converted into 2.82 million shares of Common Stock. No such issuance of ImmunoGen convertible preferred stock occurred during fiscal 2000.

     As of June 30, 2000, the Company had approximately $17.3 million in cash and investments. No revenues have been generated from product sales and the Company does not anticipate having a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as the Company continues its development efforts. Moreover, the Company expects to spend approximately $2.5 million to upgrade its development and pilot manufacturing facility in Norwood, Massachusetts. It is anticipated that the increase in total cash expenditures will be offset by collaboration-derived proceeds. Accordingly, period-to-period operational results may fluctuate dramatically. The Company believes that its established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow it to meet its obligations under all collaborative agreements while also allowing the aggressive development of certain of those product candidates and technologies outside current collaborative agreements. However, no assurances can be given that such collaborative agreement funding will, in fact, be realized. Should the Company not meet some or all of the terms and conditions of its various collaboration agreements, it may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of its research, development and/or clinical projects.

SUBSEQUENT EVENT

     On September 5, 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Fremont, California. The agreement provides Abgenix with access to ImmunoGen's maytansonoid Tumor-Activated Prodrug (TAP) technology for use with Abgenix's fully human antibodies generated with XenoMouse technology. Immunogen will receive $5 million in technology access fee payments, as well as potential milestone payments, and royalties on net sales of any resulting products. In addition, on September 7, 2000, Abgenix purchased $15 million of ImmunoGen Common Stock at $19.00 per share.

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

  Recent Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred to fiscal years beginning after June 15, 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements filed with the SEC. The net effect of SAB 101, when applicable could defer revenue recognition for some milestone payments previously received into future accounting periods. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth calendar quarter of 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The implementation of SAB 101 could have a material effect on the reported financial results for the year ended June 30, 2001.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              -------
Report of Independent Accountants...........................      19
Consolidated Financial Statements:
  Consolidated Balance Sheets as of June 30, 2000 and
     1999...................................................      20
  Consolidated Statements of Operations for the Years Ended
     June 30, 2000, 1999 and 1998...........................      21
  Consolidated Statements of Stockholders' Equity for the
     Years Ended June 30, 1998, 1999 and 2000...............   22-23
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 2000, 1999 and 1998...........................      24
  Notes to Consolidated Financial Statements................      26

                       REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of ImmunoGen, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ImmunoGen, Inc. (the "Company") at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP Signature

Boston, Massachusetts
July 28, 2000,
except for Note N as to which the date is September 7, 2000

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2000 AND JUNE 30, 1999

                                                                JUNE 30,         JUNE 30,
                                                                  2000             1999
                                                              -------------    -------------
                                           ASSETS
Cash and cash equivalents...................................  $   1,408,908    $   4,225,580
Marketable securities.......................................     15,920,484               --
Due from related party......................................         47,352          910,108
Current portion of note receivable..........................             --          350,000
Prepaid and other current assets............................        415,441           57,915
                                                              -------------    -------------
       Total current assets.................................     17,792,185        5,543,603
                                                              -------------    -------------
Property and equipment, net of accumulated depreciation.....      1,508,396        1,583,350
Other assets................................................         43,700           43,700
                                                              -------------    -------------
          Total assets......................................  $  19,344,281    $   7,170,653
                                                              =============    =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $     891,419    $     869,996
Accrued compensation........................................        204,210          282,390
Other current accrued liabilities...........................        987,475          528,969
Current portion of deferred lease and capital lease
  obligations...............................................         60,083           91,911
Current portion of deferred revenue.........................        325,000               --
                                                              -------------    -------------
       Total current liabilities............................      2,468,187        1,773,266
                                                              -------------    -------------
Capital lease obligations...................................          8,137           68,220
Deferred revenue............................................      1,500,000               --
                                                              -------------    -------------
          Total liabilities.................................      3,976,324        1,841,486
                                                              -------------    -------------
Commitments and contingencies (Note L)
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 5,000,000 as
     of June 30, 2000 and 1999:
       Convertible preferred stock, Series E, $.01 par
          value; issued and outstanding 0 and 2,400 shares
          as of June 30, 2000 and 1999, respectively
          (liquidation preference -- stated value)..........             --               24
  Common stock, $.01 par value; authorized 50,000,000 shares as of June 30, 2000 and June 30, 1999, respectively;
     issued and outstanding 33,050,659 and 25,668,797 shares
     as of June 30, 2000 and June 30, 1999, respectively....        330,507          256,687
  Additional paid-in capital................................    168,682,991      158,790,821
  Accumulated deficit.......................................   (153,955,925)    (153,718,365)
  Accumulated other comprehensive income....................        310,384               --
                                                              -------------    -------------
       Total stockholders' equity...........................     15,367,957        5,329,167
                                                              -------------    -------------
          Total liabilities and stockholders' equity........  $  19,344,281    $   7,170,653
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                      JUNE 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues:
  Revenue earned under collaboration agreements.....  $11,175,000    $ 3,000,000             --
  Development fees..................................        4,800        400,105    $   304,723
  Interest..........................................      378,522        250,995        232,937
  Licensing.........................................          705          1,158          2,454
                                                      -----------    -----------    -----------
          Total revenues............................   11,559,027      3,652,258        540,114
                                                      -----------    -----------    -----------
Expenses:
  Research and development..........................    8,878,105      6,097,869      5,744,572
  Purchase of in-process research and development
     technology.....................................           --             --        871,930
  General and administrative........................    3,063,403      1,785,751      1,740,347
                                                      -----------    -----------    -----------
          Total expenses............................   11,941,508      7,883,620      8,356,849
                                                      -----------    -----------    -----------
     Gain on the sale of assets.....................       19,538          4,200         25,629
     Other income...................................       49,513         51,042         20,645
                                                      -----------    -----------    -----------
Net loss before minority interest...................     (313,430)    (4,176,120)    (7,770,461)
                                                      -----------    -----------    -----------
  Minority interest in net loss of consolidated
     subsidiary.....................................       75,870        101,160        159,524
                                                      -----------    -----------    -----------
Net loss............................................      237,560)    (4,074,960)    (7,610,937)
                                                      -----------    -----------    -----------
  Non-cash dividends on convertible preferred
     stock..........................................           --       (917,583)      (605,479)
                                                      -----------    -----------    -----------
Net loss to common stockholders.....................  $  (237,560)   $(4,992,543)   $(8,216,416)
                                                      ===========    ===========    ===========
Basic and diluted loss per common share.............  $     (0.01)   $     (0.20)   $     (0.34)
                                                      ===========    ===========    ===========
Shares used in computing basic and diluted loss per
  share amounts.....................................   29,520,576     25,525,061     24,210,340
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE K)
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                                                                              ACCUMULATED
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL                        OTHER
                                   ---------------------   ----------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                     SHARES      AMOUNT    SHARES    AMOUNT     CAPITAL         DEFICIT         INCOME
                                   ----------   --------   -------   ------   ------------   -------------   -------------
Balance at June 30, 1997.........  21,779,767   $217,797     2,800    $ 28    $144,753,538   $(140,509,406)    $     --
Stock options exercised..........     114,302      1,143        --      --         101,728              --           --
Issuance of Common Stock in
  exchange for shares of
  subsidiary.....................     475,425      4,754        --      --         867,176              --           --
Conversion of Series A
  Convertible Preferred Stock
  into Common Stock..............   1,347,491     13,475    (1,100)    (11)        119,947              --           --
Conversion of Series C
  Convertible Preferred Stock
  into Common Stock..............     701,180      7,012      (700)     (7)         25,481              --           --
Conversion of Series D
  Convertible Preferred Stock
  into Common Stock..............   1,001,387     10,014    (1,000)    (10)         16,195              --           --
Issuance of Series E Convertible
  Preferred Stock, net of
  financing costs................          --         --     1,200      12       1,448,376              --           --
Value of Common Stock purchase
  warrants issued................          --         --        --      --         580,056              --           --
Value ascribed to ImmunoGen
  warrants issued to BioChem, net
  of financing costs.............          --         --        --      --       4,870,088              --           --
Non-cash dividends on convertible
  preferred stock................          --         --        --      --              --        (605,479)          --
  Net loss for the year ended
    June 30, 1998................          --         --        --      --              --      (7,610,937)          --
                                   ----------   --------   -------    ----    ------------   -------------     --------
Balance at June 30, 1998.........  25,419,552    254,195     1,200      12     152,782,585    (148,725,822)          --
  Stock options exercised........     174,245      1,742        --      --         313,545              --           --
  Issuance of Series E
    Convertible Preferred Stock,
    net of financing costs.......          --         --     1,200      12       1,495,193              --           --
  Issuance of Common Stock in
    exchange for Series E
    Preferred Stock placement
    services.....................      75,000        750        --      --            (750)             --           --
  Value of Common Stock purchase
    warrants issued..............          --         --        --      --         917,583              --           --
  Compensation for stock option
    vesting acceleration for
    retired director.............          --         --        --      --          13,275              --           --
  Value ascribed to ImmunoGen
    warrants issued to BioChem,
    net of financing costs.......          --         --        --      --       3,269,390              --           --
  Non-cash dividends on
    convertible preferred
    stock........................          --         --        --      --              --        (917,583)          --
Net loss for the year ended June
  30, 1999.......................          --         --        --      --              --      (4,074,960)          --
                                   ----------   --------   -------    ----    ------------   -------------     --------
Balance at June 30, 1999.........  25,668,797    256,687     2,400      24     158,790,821    (153,718,365)          --
Unrealized gain on marketable
  securities.....................          --         --        --      --              --              --      310,384
Net loss for the year ended June
  30, 2000.......................          --         --        --      --              --        (237,560)          --
Comprehensive Income.............          --         --        --      --              --              --           --


                                   COMPREHENSIVE       TOTAL
                                      INCOME       STOCKHOLDERS'
                                      (LOSS)          EQUITY
                                   -------------   -------------
Balance at June 30, 1997.........   $        --     $ 4,461,957
Stock options exercised..........            --         102,871
Issuance of Common Stock in
  exchange for shares of
  subsidiary.....................            --         871,930
Conversion of Series A
  Convertible Preferred Stock
  into Common Stock..............            --         133,411
Conversion of Series C
  Convertible Preferred Stock
  into Common Stock..............            --          32,486
Conversion of Series D
  Convertible Preferred Stock
  into Common Stock..............            --          26,199
Issuance of Series E Convertible
  Preferred Stock, net of
  financing costs................            --       1,448,388
Value of Common Stock purchase
  warrants issued................            --         580,056
Value ascribed to ImmunoGen
  warrants issued to BioChem, net
  of financing costs.............            --       4,870,088
Non-cash dividends on convertible
  preferred stock................            --        (605,479)
  Net loss for the year ended
    June 30, 1998................    (7,610,937)     (7,610,937)
                                    -----------     -----------
Balance at June 30, 1998.........            --       4,310,970
  Stock options exercised........            --         315,287
  Issuance of Series E
    Convertible Preferred Stock,
    net of financing costs.......            --       1,495,205
  Issuance of Common Stock in
    exchange for Series E
    Preferred Stock placement
    services.....................            --              --
  Value of Common Stock purchase
    warrants issued..............            --         917,583
  Compensation for stock option
    vesting acceleration for
    retired director.............            --          13,275
  Value ascribed to ImmunoGen
    warrants issued to BioChem,
    net of financing costs.......            --       3,269,390
  Non-cash dividends on
    convertible preferred
    stock........................            --        (917,583)
Net loss for the year ended June
  30, 1999.......................    (4,074,960)     (4,074,960)
                                    -----------     -----------
Balance at June 30, 1999.........            --       5,329,167
Unrealized gain on marketable
  securities.....................       310,384         310,384
Net loss for the year ended June
  30, 2000.......................      (237,560)       (237,560)
                                    -----------
Comprehensive Income.............        72,824              --
                                    ===========


                                                                                                              ACCUMULATED
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL                        OTHER
                                   ---------------------   ----------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                     SHARES      AMOUNT    SHARES    AMOUNT     CAPITAL         DEFICIT         INCOME
                                   ----------   --------   -------   ------   ------------   -------------   -------------
Stock options exercised..........     131,567      1,316        --      --         219,192              --           --
Exercise of put option...........   1,023,039     10,231        --      --       2,489,769              --           --
Warrants exercised...............   3,403,728     34,037        --      --       4,408,575              --           --
Conversion of Series E
  Convertible Preferred Stock
  into Common Stock..............   2,823,528     28,236    (2,400)    (24)        (28,212)             --           --
Compensation for stock option
  vesting acceleration for
  terminated officer.............          --         --        --      --         349,716              --           --
Value ascribed to ImmunoGen
  warrants issued to Biochem, net
  of financing costs.............          --         --        --      --       2,453,130              --           --
                                   ----------   --------   -------    ----    ------------   -------------     --------
Balance at June 30, 2000.........  33,050,659   $330,507        --    $ --    $168,682,991   $(153,955,925)    $310,384
                                   ==========   ========   =======    ====    ============   =============     ========


                                   COMPREHENSIVE       TOTAL
                                      INCOME       STOCKHOLDERS'
                                      (LOSS)          EQUITY
                                   -------------   -------------
Stock options exercised..........            --         220,508
Exercise of put option...........            --       2,500,000
Warrants exercised...............            --       4,442,612
Conversion of Series E
  Convertible Preferred Stock
  into Common Stock..............            --              --
Compensation for stock option
  vesting acceleration for
  terminated officer.............            --         349,716
Value ascribed to ImmunoGen
  warrants issued to Biochem, net
  of financing costs.............            --       2,453,130
                                    -----------     -----------
Balance at June 30, 2000.........   $        --     $15,367,957
                                    ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                         JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Cash flows from operating activities:
  Net loss to common stockholders.......................  $  (237,560)  $(4,992,543)  $(8,216,416)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
       Depreciation and amortization....................      498,619       555,357     1,053,441
       Stock issued for in-process research and
          development technology........................           --            --       871,930
       Loss (gain) on sale of property and equipment....      (19,539)       (4,200)      (25,629)
       Interest earned on note receivable...............           --       (77,362)     (103,722)
       Compensation for stock option vesting
          acceleration..................................      349,716        13,275            --
       Non-cash dividend on convertible preferred
          stock.........................................           --       917,583       605,479
       Minority interest in net loss of consolidated
          subsidiary....................................      (75,870)     (101,160)     (159,524)
       Amortization of deferred lease...................      (35,172)      (52,760)      (60,664)
       Changes in operating assets and liabilities:
       Due from related party...........................       19,756         5,365       (72,473)
       Prepaid and other current assets.................     (357,526)       (6,555)      197,131
       Accounts payable.................................       21,423       170,578        86,859
       Accrued compensation.............................      (78,180)       57,264       (23,346)
       Other current accrued liabilities................      458,506            --            --
       Deferred revenue.................................    1,825,000       (24,277)     (121,319)
                                                          -----------   -----------   -----------
          Net cash (used for) provided by operating
            activities..................................    2,369,173    (3,539,435)   (5,968,253)
                                                          -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures..................................     (423,921)     (120,223)      (27,480)
  Payments received on note receivable..................      350,000       960,000       330,000
  Purchase of marketable securities.....................  (20,521,137)           --            --
  Proceeds from maturities of marketable securities.....    4,950,347            --            --
  Prepaid interest from investments.....................      (39,310)           --            --
  Proceeds from sale of property and equipment..........       19,795         4,200        37,705
                                                          -----------   -----------   -----------
          Net cash (used for) provided by investing
            activities..................................  (15,664,226)      843,977       340,225
                                                          -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of put option..................    2,500,000            --            --
  Proceeds from stock warrants exercised................    4,442,612            --            --
  Proceeds from convertible preferred stock, net........           --     1,495,205     1,429,136
  Proceeds from issuance of subsidiary convertible
     preferred stock, net...............................    3,372,000     3,370,550     4,205,865
  Stock issuances, net..................................      220,508       315,287       102,870
  Principal payments on capital lease obligations.......      (56,739)       (1,829)      (37,068)
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....   10,478,381     5,179,213     5,700,803
                                                          -----------   -----------   -----------
Net change in cash and cash equivalents.................   (2,816,672)    2,483,755        72,775
                                                          -----------   -----------   -----------

                                                                         JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Cash and cash equivalents, beginning balance............    4,225,580     1,741,825     1,669,050
                                                          -----------   -----------   -----------
Cash and cash equivalents, ending balance...............  $ 1,408,908   $ 4,225,580   $ 1,741,825
                                                          ===========   ===========   ===========
Supplemental disclosure of noncash financing activities:
  Capital lease obligations assumed on acquired
     equipment..........................................  $        --   $   126,788   $        --
                                                          ===========   ===========   ===========
  Due from related party for quarterly investment
     payment............................................  $        --   $   843,000   $   843,000
                                                          ===========   ===========   ===========
  Conversion of Series A Preferred Stock to Common
     Stock..............................................  $        --   $        --   $ 2,089,828
                                                          ===========   ===========   ===========
  Conversion of Series C Preferred Stock to Common
     Stock..............................................  $        --   $        --   $ 1,101,341
                                                          ===========   ===========   ===========
  Conversion of Series D Preferred Stock to Common
     Stock..............................................  $        --   $        --   $ 1,287,102
                                                          ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS AND PLAN OF OPERATION:

     The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations at least through fiscal year 2001. ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from commercially approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained through at least the next twelve-month period. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements, the Company may be required to pursue additional strategic partners, secure alternative financing arrangements and/or defer or limit some or all of its research, development and/or clinical projects.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the safety, efficacy and successful development of product candidates, fluctuations in operating results, protection of proprietary technology, limited sales and marketing experience, limited manufacturing capacity, risk of product liability, compliance with government regulations and dependence on key personnel and collaborative partners.

B.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and Apoptosis Technology, Inc. ("ATI") (established in January
1993). All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     The Company recognizes revenue on milestone based collaboration agreements when achievement of the milestone has occurred and collection is probable. Deferred revenues represent milestone payments received from collaborators where the performance obligations related to the milestone have not been completed. Revenues recognized are based on the collaboration agreement milestone value and the relationship of costs incurred to the Company's estimates of total cost expected to complete that milestone. The Company's estimates of cost include all costs expected to be incurred to fulfill performance obligations related to the milestone.

     Development revenues of approximately $4,800, $400,000 and $305,000 in fiscal years 2000, 1999 and 1998, respectively, represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program of the National Institute of Health and amounts received pursuant to licensing agreements of the Company and ATI.

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

                                IMMUNOGEN, INC.

  Research and Development Costs

     Research and development costs are expensed as incurred.

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

  Financial Instruments and Concentration of Credit Risk

     The Company has no significant off balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of the cash and cash equivalents and short term marketable securities. The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions.

  Cash and Cash Equivalents

     The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents. Cash and cash equivalents include, at cost plus accrued interest which approximates market value, $1,194,000 and $3,910,000 of money market funds and repurchase agreements at June 30, 2000 and 1999, respectively.

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

                                IMMUNOGEN, INC.

     Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income. Gains recorded under sale/leaseback arrangements are deferred and amortized to operations over the life of the lease.

  Impairment of Long-Lived Assets

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 2000, the Company has determined that no impairment of long-lived assets exists.

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

  Recent Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred to fiscal years beginning after June 15, 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements filed with the SEC. The net effect of SAB 101, when applicable could defer revenue recognition for some milestone payments previously received into future accounting periods. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth calendar quarter of 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101will have on their revenue recognition practices. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The implementation of SAB 101 could have a material effect on the reported financial results for the year ended June 30, 2001.

                                IMMUNOGEN, INC.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

C.  AGREEMENTS:

  SmithKline Beecham Licensing and Stock Purchase Agreements

     In February 1999, the Company entered into an exclusive license agreement with SB to develop and commercialize ImmunoGen's lead tumor activated prodrug, ("TAP") huC242-DM1/SB-408075. Under the terms of the agreement, the Company could receive more than $40.0 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SB will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. As of June 30, 2000 SB purchased $2.5 million worth of ImmunoGen Common Stock.

     The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for the product's initial assessment in humans, which began in December 1999. All costs subsequent to the initial assessment will be the responsibility of SB.

     As of June 30, 1999, the first two milestone payments totaling $3.0 million had been received and recorded as collaboration revenue. Pursuant to the SB Agreement, the payments represented non-refundable, unrestricted milestones where no future obligation to perform exists. As of June 30, 2000, the Company received an additional two milestone payments totaling $6.5 million which were recorded as collaboration revenue, with the exception of $325,000 of the second payment recorded as deferred revenue until such time as the remaining ongoing financial commitment associated with the milestone is satisfied.

  ImmunoGen/Dana-Farber Cancer Institute

     The Company had a long-standing research and license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber"), a Massachusetts not-for-profit corporation. As part of the research and licensing agreement, the Company agreed to fund certain research and development projects conducted by Dana-Farber in relation to the development and eventual commercialization of certain biologicals to be used in the treatment of certain forms of cancer. No funding of such projects occurred in fiscal 1998, 1999, or 2000 and none is anticipated in the foreseeable future. To the extent that any invention develops at Dana-Farber, which derived its principal support and prior funding from the Company, the Company has the exclusive right to use such invention. Also as part of the arrangement, the Company is required to pay to Dana-Farber, if and when product sales commence, certain royalties based on a formula stipulated in the agreement.

  ATI/Dana-Farber Agreements

     ATI was established as a joint venture between ImmunoGen and Dana-Farber to develop therapeutics based on apoptosis technology developed at Dana-Farber. In January 1993, the Company purchased 7,000 shares of Class A Preferred Stock of ATI. The Class A Preferred Stock is voting stock and carries a

                                IMMUNOGEN, INC.

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

     Under the terms of a stock purchase agreement entered into among the Company, ATI, Dana-Farber and a founding researcher of ATI, if ATI had not concluded a public offering of its stock for at least $5.0 million prior to January 11, 1998, Dana-Farber and the individual stockholder each could require the Company to purchase (the "put option"), or the Company could require such stockholders to sell (the "call option"), their shares of ATI common stock at a predetermined price through January 11, 1999. At the Company's discretion, the options were exercisable through cash or by the delivery of shares of Common Stock. In January 1998, the individual stockholder exercised his put option for 500,000 shares of ATI common stock, par value $0.00002 per share, for an aggregate of $871,930. The value of the Common Stock issued was determined by the terms of the put agreement and subject to the closing price of the Common Stock on the date of the exercise of the put option. The Company elected to issue its Common Stock in lieu of a cash payment and, in March 1998, 475,425 shares of Common Stock were issued to the individual stockholder, thereby increasing the Company's ownership of ATI from approximately 95% to approximately 97%. The transaction was accounted for as a step acquisition of a minority interest in a subsidiary. The incremental 1.5% ATI ownership interest received by the Company is based upon in-process ATI research and development technology and, therefore, is not considered a substantiated intangible asset. Accordingly, the cost of the acquisition, $871,930, or ($0.03) per common share was charged to operations in 1998.

  Genentech Licensing Agreement

     In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's TAP for use with antibodies such as Herceptin(R). Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen received and recorded as revenue a $2.0 million non-refundable, payment for execution of the agreement, for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met, for potentially up to $40.0 million.

  Genentech Heads of Agreement

     In addition to the Herceptin(R) agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's proprietary antibodies. The multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received and recorded as revenue a non-refundable up-front technology access fee of $3.0 million in May 2000. This agreement also provides for certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met for potentially up to $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any

                                IMMUNOGEN, INC.

preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

  British Biotech Development, Commercialization and License Agreement

     Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1 which has been deferred, to be recorded as revenue as the Company completes its preclinical development obligations. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.

D.  COMPUTATION OF LOSS PER COMMON SHARE:

     Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of June 30, 2000, 1999 and 1998, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock equaled 6,964,225, 12,610,917 and 9,779,683 respectively. ImmunoGen Common Stock equivalents as calculated in accordance with the treasury-stock accounting method, totaled 4,698,751, 3,666,523 and 1,683,325 as of June 30, 2000, 1999 and 1998 respectively. ImmunoGen Common Stock equivalents have not been included in the loss per share calculation because their effect is antidilutive.

E.  MARKETABLE SECURITIES:

     As of June 30, 1999, $4,225,580 in cash and overnight government repurchase agreements was classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2000 are as follows:

                                                           GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED
                                              COST         GAINS        LOSSES     FAIR VALUE
                                           -----------   ----------   ----------   -----------
Cash and cash equivalents................  $ 1,408,908    $     --     $    --     $ 1,408,908
Commercial paper.........................    7,345,113     301,837         (30)      7,646,920
Government treasury notes................    8,264,987      10,045      (1,468)      8,273,564
                                           -----------    --------     -------     -----------
          Total..........................   17,019,008     311,882      (1,498)     17,329,392
Less amounts classified as cash and cash
  equivalents............................   (1,408,908)         --          --      (1,408,908)
                                           -----------    --------     -------     -----------
          Total marketable securities....  $15,610,100    $311,882     $(1,498)    $15,920,484
                                           ===========    ========     =======     ===========

     During the twelve-month period ended June 30, 2000, $310,000 of unrealized gains on available-for-sale securities were recognized as comprehensive income.

                                IMMUNOGEN, INC.

F.  NOTE RECEIVABLE:

     Effective January 1, 1996, the Company assigned its leases on its Canton facility and equipment to another biotechnology company. Under the terms of the agreements, the assignee assumed all payment obligations under the leases, which amount to approximately $116,000 per month, and made cash payments to the Company at various dates through July 1999, which totaled approximately $2.4 million. On July 1, 1999, the final scheduled payment of $350,000 was received in full, thereby satisfying all obligations under the note.

G.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at June 30, 2000 and 1999:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Machinery and equipment.....................................  $ 2,085,037   $ 1,976,411
Computer hardware and software..............................      761,497       531,998
Assets under construction...................................      104,400       113,321
Furniture and fixtures......................................       67,229        15,401
Leasehold improvements......................................    8,378,609     8,346,859
                                                              -----------   -----------
                                                               11,396,772    10,983,990
Less accumulated depreciation and amortization..............    9,888,376     9,400,640
                                                              -----------   -----------
                                                              $ 1,508,396   $ 1,583,350
                                                              ===========   ===========

     Depreciation and amortization expense was $499,000, $555,000 and $1,053,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     As of June 30, 2000 and June 30, 1999 capital lease amortization totaled $59,000 and $2,000, respectively. As of June 30, 2000 and June 30, 1999 the cost of capitalized equipment equaled $140,000 and $29,000, respectively, of which all is classified under Computer hardware & software.

H.  COMPREHENSIVE INCOME (LOSS):

     The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For the years ended June 30, 2000, 1999 and 1998, total comprehensive income (loss) equaled $72,824, $(4,074,960) and $(7,610,937), respectively. Other comprehensive income was comprised entirely of unrealized gains recognized on available-for-sale debt securities.

I.  MINORITY INTEREST:

     In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. This agreement granted BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. As of April 2000, BioChem fulfilled all of its funding obligations under the agreement by purchasing a total of $11.125 million in non-voting, non-dividend-bearing convertible preferred stock of ATI.

     In April 2000, BioChem informed ATI of its decision not to extend the agreement beyond its scheduled July 31, 2000 termination date. Consequently, under the terms of the agreement, rights to all screens delivered to BioChem reverted to ATI effective August 1, 2000. However, certain provisions pertaining to the license of any products resulting from the collaboration will remain in force. As of August 1, 2000, no compound leads were identified. Until July 31, 2000, all remaining proceeds of the $11.125 million BioChem investment in

                                IMMUNOGEN, INC.

ATI were restricted to support the research and development activities of the collaboration. After that date, all residual proceeds represent unrestricted assets of ATI. Of the Company's $17.3 million in cash, cash equivalents and marketable securities as of June 30, 2000, $1.4 million represents funds restricted to support ATI's research and development activities under the BioChem agreement.

     The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through June 2000, 11,125 shares of ATI preferred stock were issued to BioChem, representing a 15% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in each of twelve-month periods ended June 30, 2000, 1999 and 1998 by $75,870, $101,160, and $159,524, respectively. Based upon an independent appraisal, approximately 3% of the $11.125 million invested to date, or approximately $334,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $10.791 million allocated to the Company's equity.

     In accordance with the agreement, proceeds received by ATI from BioChem are restricted to support the research and development activities of the collaboration through July 2000. ATI also incurred certain fees reimbursable by Biochem. At June 30, 2000 and June 30, 1999, the total outstanding reimbursable fees equaled $47,352 and $67,108 respectively and were reflected on the Company's consolidated balance sheet within the asset "due from related parties". Summarized information for ATI at June 30, 2000, 1999 and 1998 and for the years then ended follows:

                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Total assets....................................  $ 1,454,621   $ 2,617,265   $ 2,361,334
Total liabilities...............................      525,847       382,561       250,438
Total revenues..................................      119,393       123,920       112,423
Total expenses (principally research and
  development)..................................   (3,960,628)   (3,370,661)   (3,159,437)
Net loss........................................   (3,841,235)   (3,246,741)   (3,047,014)

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

J.  INCOME TAXES:

     No income tax provision or benefit has been provided for U.S. federal income tax purposes as the Company has incurred losses since inception. As of June 30, 2000, net deferred tax assets totaled approximately $56.4 million, consisting of federal net operating loss carryforwards of approximately $128.4 million, state net operating loss carryforwards of approximately $21.4 million, net book to tax timing

                                IMMUNOGEN, INC.

differences of approximately $8.9 million and approximately $7.1 million of research and experimentation credit carryforwards. These net operating loss and credit carryforwards will expire at various dates between 2001 and 2015 and may be subject to limitation when used due to certain changes in ownership of the Company's capital stock. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets of approximately $56.4 million and $48.4 million at June 30, 2000 and 1999, respectively, have been fully offset by a valuation allowance. Income tax expense consists primarily of state income taxes levied on the interest income of the Company's wholly-owned subsidiary, ImmunoGen Securities Corp., at a rate of 1.32%, and state minimum excise tax liability.

K.  CAPITAL STOCK:

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

                                IMMUNOGEN, INC.

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

     In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its non-dividend-bearing Series E Convertible Preferred Stock ("Series E Stock") to an institutional investor. The investment was completed in three installments: $1.0 million in December 1997; $500,000 in March 1998; and $1.5 million in July 1998. The issued Series E Stock became convertible into Common Stock at the end of a two-year holding period at $1.0625 per share. In addition, as of June 30, 2000, warrants to purchase 2,823,528 shares of Common Stock had been issued. These warrants become exercisable at the end of a two-year holding period, subject to certain provisions. The value of the warrants was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock. Approximately $580,500 and $918,000 in non-cash dividends were recorded in the each of fiscal 1998 and 1999, respectively. These warrants have an exercise price of $2.125 per share, and vest over a period of two years subject to certain provision. Of the total 2,823,528 warrants issued, 941,176 expire in 2004 and 1,882,352 expire in 2005. Also in relation to this agreement, 75,000 shares of common stock were issued to a third party as a finder's fee. The value of these issued shares equaled $107,000 based on closing prices on the date of grant and charged to operations.

     In January 2000, holders of the Company's Series E Convertible Preferred Stock ("Series E Stock") exercised their right to convert all 2,400 shares of Series E Stock into 2,823,528 shares of the Company's Common Stock. In December 1999, six warrant holders exercised their rights to acquire 2,028,019 of shares of Common Stock at a range of $0.01 to $2.31 per share. In January 2000, two holders of warrants exercised their rights to acquire 454,600 of shares of Common Stock at a range of $1.94 to $2.31 per share. In February 2000, five holders of warrants exercised their rights to acquire 571,670 shares of Common Stock at a price range of $1.94 to $5.49 per share. In March 2000, two holders of warrants exercised their rights to acquire 349,439 shares of Common Stock at a price range of $2.31 to $2.68 per share. During the twelve-month period ended June 30, 2000, holders of options issued through the Company's 1986 Incentive Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 131,567 shares at prices ranging from $0.84 per share to $4.25 per share. The total proceeds from these option and warrant exercises, $7.1 million will be used to fund current operations.

     In February 1999, as part of the exclusive license agreement with SB, at ImmunoGen's option, SB agreed to purchase up to $5 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. As of June 30, 2000, SB exercised a put option for $2.5 million resulting in the issuance of 1,023,039 shares of ImmunoGen Common Stock in September 1999.

     In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem. As part of the agreement, BioChem received warrants to purchase shares of ImmunoGen Common Stock equal to $11.125 million, the amount invested in ATI by BioChem during the three-year research term. These warrants are exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million by the market price of the ImmunoGen Common Stock on the exercise date, subject to certain limitations. In April 2000, the last quarterly investment of $843,000 was received and warrants corresponding to that amount were issued. Until

                                IMMUNOGEN, INC.

July 31, 2000, proceeds from this investment were restricted to fund the ongoing ATI research collaboration. After that date, all residual proceeds represented unrestricted assets of ATI.

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

  Stock Options

     Under the Company's Restated Stock Option Plan (the "Plan"), originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase shares of Common Stock of the Company. In July 1999, the Board of Directors authorized, and the shareholders subsequently approved, amendments to the Plan to increase the total number of shares reserved for the grant of options to 4.85 million shares of Common Stock. In addition to options granted under the Plan, the Board previously approved the granting of other, non-qualified options. Information related to stock option activity under the Plan and outside of the Plan during fiscal years 1998, 1999 and 2000 is as follows:

                                                                        NON-QUALIFIED OPTIONS
                                         OPTIONS ISSUED UNDER                   ISSUED
                                               THE PLAN                  OUTSIDE OF THE PLAN
                                      ---------------------------      ------------------------
                                                      AVERAGE                       AVERAGE
                                       SHARES     PRICE PER SHARE      SHARES   PRICE PER SHARE
                                      ---------   ---------------      ------   ---------------
Outstanding at June 30, 1997........  1,492,967        $4.40           20,000        $7.69
                                      ---------        -----           ------        -----
     Granted........................  1,306,700         0.99               --           --
     Exercised......................    114,302         0.90               --           --
     Canceled.......................    193,012         4.00               --           --
                                      ---------        -----           ------        -----
Outstanding at June 30, 1998........  2,492,353        $2.92           20,000        $7.69
                                      ---------        -----           ------        -----
     Granted........................    642,700         2.06               --           --
     Exercised......................    174,245         1.81               --           --
     Canceled.......................    151,659         5.58               --           --
                                      ---------        -----           ------        -----
Outstanding at June 30, 1999........  2,809,149        $2.65           20,000        $7.69
                                      ---------        -----           ------        -----
     Granted........................    596,200         7.27               --           --
     Exercised......................    131,567         1.67               --           --
     Canceled.......................     61,774         4.92               --           --
                                      ---------        -----           ------        -----
Outstanding at June 30, 2000........  3,212,008        $3.50           20,000        $7.69
                                      =========        =====           ======        =====

                                IMMUNOGEN, INC.

     The following table summarizes aggregate information about total stock options under the Plan and outside the Plan, outstanding at June 30, 2000:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                                     WEIGHTED-AVERAGE
                                        REMAINING
      RANGE OF           NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
   EXERCISE PRICES     OUTSTANDING     LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   ---------------     -----------   ----------------   ----------------   -----------   ----------------
  $ 0.84 --  2.50       2,254,458          7.28              $ 1.57         1,483,037         $ 1.59
    2.51 --  5.00          40,650          6.34                3.83            27,775           3.96
    5.01 --  7.50         670,050          8.19                6.58           151,150           5.92
    7.51 -- 10.00           3,500          3.34                8.59             3,500           8.59
   10.01 -- 12.50         215,050          3.91               11.44           154,050          11.48
   12.51 -- 17.00          49,200          1.85               14.75            44,800          14.75
                       ----------                                           ---------
                        3,232,008                                           1,863,312
                       ==========                                           =========

     The Company has granted options at the fair market value of the Common Stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2000, 1999 and 1998:

                                                    AVERAGE                           AVERAGE
                                 OUTSTANDING    PRICE PER SHARE    EXERCISABLE    PRICE PER SHARE
                                 -----------    ---------------    -----------    ---------------
June 30, 2000..................   3,232,008          $3.50          1,863,312          $3.12
June 30, 1999..................   2,829,149           2.65          1,343,651           3.94
June 30, 1998..................   2,512,353           2.92          1,196,978           4.95

     Options vest at various rates over periods of up to four years and may be exercised within ten years from the date of grant.

     The Company applies the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation in accounting for its Plan. Accordingly, no compensation expense is generally recognized for its stock-based compensation plans. However, in April of 2000, 52,916 options previously granted to a terminating officer were granted accelerated vesting and, accordingly, the Company charged $350,000 to compensation expense representing the difference between the exercise price and the fair value of the stock at the accelerated date.

     Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net basic and diluted loss per common share for the years ended June 30, 2000, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                       JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 1998
                                       -------------    -------------    -------------
Net Loss.............................   $1,378,740       $5,648,419       $8,681,477
Basic and diluted loss per share.....   $     0.05       $     0.22       $     0.36

     The above amounts only include grants within the last three years and may not be indicative of future pro forma net loss or earnings amounts because expense is recognized over the vesting period, which is greater than the three years shown.

                                IMMUNOGEN, INC.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2000      1999      1998
                                                ------    ------    ------
Dividend Yield................................   None      None      None
Volatility....................................  107.00%   85.00%    85.00%
Risk-free interest rate.......................   6.72%     4.96%     5.53%
Expected life (years).........................    5.5       5.5       5.5

     Using the Black-Scholes option-pricing model, the fair value of options granted during fiscal 2000, 1999 and 1998 was $6.00, $1.47 and $0.72, respectively.

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

L.  COMMITMENTS:

  Operating Leases

     At June 30, 2000, the Company leased facilities in Norwood and Cambridge, Massachusetts. In fiscal year 1997, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2000, with an option to renew until June 30, 2003. The Cambridge facilities are rented under two separate lease arrangements. In fiscal year 1997, the Company entered into a three-year lease renewal for one of these properties, to September 2000. The lease term for the second Cambridge facility expires in 2003. This facility was subject to a sublease agreement, which expired in April 2000. Total net receipts under the sublease agreement, which were credited to rent expense, were approximately $3.4 million through April 2000, of which approximately $707,000, $796,000 and $774,000 was received by the Company in fiscal 2000, 1999 and 1998, respectively. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense/(income), net of the above mentioned subleased income, was approximately $318,000, $146,000 and $140,000 during fiscal years 2000, 1999 and 1998.

                                IMMUNOGEN, INC.

     The minimum rental commitments, including real estate taxes and other expenses, for the next four years under the non-cancelable capital and operating lease agreements are as follows:

                                                          OPERATING    CAPITAL
                         PERIOD                             LEASES     LEASES
                         ------                           ----------   -------
2001....................................................  $  794,604   $65,632
2002....................................................     716,051     8,683
2003....................................................     583,871        --
                                                          ----------   -------
Total minimum lease payment.............................   2,094,526    74,315
Total lease commitments.................................  $2,094,526    74,315
                                                          ----------   -------
Less amount representing interest.......................                 6,095
                                                                       -------
Present value of net minimum capital lease payments.....               $68,220
                                                                       =======

M.  EMPLOYEE BENEFIT PLANS:

     Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal, 2000, 1999 and 1998, the Company's contributions to the 401(k) Plan amounted to approximately $41,075, $26,000, and $25,000, respectively.

N.  SUBSEQUENT EVENT:

     On September 5, 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Fremont, California. The agreement provides Abgenix with access to ImmunoGen's maytansonoid Tumor-Activated Prodrug (TAP) technology for use with Abgenix's fully human antibodies generated with XenoMouse technology. Immunogen will receive $5 million in technology access fee payments, as well as potential milestone payments, and royalties on net sales of any resulting products. In addition, on September 7, 2000 Abgenix purchased $15 million of ImmunoGen Common Stock at $19.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The section entitled "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 27, 2000, is hereby incorporated by reference.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

             NAME                AGE                POSITIONS WITH THE COMPANY
             ----                ---                --------------------------

Mitchel Sayare, Ph.D...........  52    Chairman of the Board of Directors, Chief Executive
                                       Officer and President, and Interim Chief Financial
                                       and Accounting Officer
Walter A. Blattler, Ph.D.......  51    Executive Vice President, Science and Technology and
                                       Treasurer
John M. Lambert, Ph.D..........  49    Vice President, Research and Development
Pauline Jen Ryan...............  33    Vice President, Business Development

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

     Walter A. Blattler, Ph.D., elected a Director in September 1995, served as Vice President, Research and Development from 1987 to October 1994 and as Senior Vice President, Research and Development from October 1994 to October 1996. Since October 1996 Dr. Blattler has served as Executive Vice President, Science and Technology. Dr. Blattler joined the Company in October 1987. From 1981 to 1987 Dr. Blattler was chief scientist for the ImmunoGen-supported research program at Dana-Farber Cancer Institute. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978. Dr. Blattler was named Corporate Treasurer on August 8, 2000. The Company's prior Chief Financial Officer and Treasurer, Kathleen Carroll, resigned effective August 11, 2000.

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

     Pauline Jen Ryan, Vice President, Business Development, joined the Company in May of 1999, with more than ten years of experience in the pharmaceutical and biotechnology industries. Most recently, she was

Vice President at Capital Management Consulting, Inc., where she provided strategic counsel. Before that, she managed business development at Organogenesis, Inc. Ms. Ryan holds a Masters degree in Management from Northwestern University's Kellogg Graduate School of Management.

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   (10.16)    Amendment to Lease dated August 31, 1995 between
              Massachusetts Institute of Technology, as lessor, and the
              Registrant, as lessee(14)
   (10.17)    Securities Purchase Agreement, including the Form of
              Convertible Debenture and The Form of Stock Purchase
              Warrant, dated as of March 15, 1996 by and among the
              Registrant and Capital Ventures International(14)
   (10.18)    Registration Rights Agreement dated as of March 15, 1996 by and among the Registrant and Capital Ventures
              International(14)
   (10.19)    Letter Agreement dated as of March 21, 1996 by and among the
              Registrant and Capital Ventures International regarding the
              Securities Purchase Agreement dated as of March 15, 1996(14)
   (10.20)    Letter Agreement dated as of June 6, 1996 by and among the
              Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(15)
   (10.21)    First Amendment to Sublease dated August 31, 1995 by and
              between the Registrant, as landlord, and Astra Research
              Center Boston, Inc., as tenant(16)
   (10.22)    Convertible Preferred Stock Purchase Agreement dated as of
              October 16, 1996 between Southbrook International
              Investments, Ltd. and the Registrant, as amended by an
              agreement dated October 16, 1996 and attached thereto(3)
   (10.23)    Registration Rights Agreement dated as of October 16, 1996 between Southbrook International Investments, Ltd. and the
              Registrant(3)
   (10.24)    Warrant dated October 16, 1996 issued to Southbrook
              International Investments, Ltd.(3)
   (10.25)    Warrant dated October 16, 1996 issued to Brown Simpson,
              LLC(3) (10.26) Warrant dated January 6, 1997 issued to
              Southbrook International Investments, Ltd.(4)
   (10.27)    Convertible Debenture, dated as of June 28, 1996, by and
              among the Registrant and The Dana-Farber Cancer Institute,
              Inc.(17)
   (10.28)    Form of Warrant issued by the Registrant to LBC Capital
              Resources, Inc.(17)
   (10.29)    Research Collaboration Agreement dated July 31, 1997 between
              Apoptosis Technology, Inc. and BioChem Therapeutic Inc.*(5)
   (10.30)    License Agreement dated July 31, 1997 between Apoptosis
              Technology, Inc., BioChem Pharma Inc., Tanaud Holdings
              (Barbados) Ltd. and Tanaud L.L.C.*(5)
   (10.31)    Stock Purchase Agreement dated July 31, 1997 by and among
              Apoptosis Technology, Inc., BioChem Pharma (International)
              Inc., and the Registrant*(5)
   (10.32)    Registration Agreement dated July 31, 1997 between the
              Registrant and BioChem Pharma (International) Inc.(5)
   (10.33)    Registration Agreement dated July 31, 1997 between Apoptosis
              Technology, Inc. and the Registrant(5)
   (10.34)    Form of Warrant issued by the Registrant to BioChem Pharma
              (International) Inc.(5)
   (10.35)    Warrant Certificate dated September 16, 1997 issued to
              Southbrook International Investments, Ltd.(18)
   (10.36)    Warrant Certificate dated July 31, 1997 issued to Capital
              Ventures International(18)
   (10.37)    Warrant Certificate dated August 1, 1997 issued to Capital
              Ventures International(18)
   (10.38)    Warrant Certificate dated August 21, 1997 issued to Capital
              Ventures International(18)
   (10.39)    Warrant Certificate dated October 6, 1997 issued to BioChem
              Pharma (International)(18)
   (10.40)    Series E Convertible Preferred Stock Purchase Agreement by
              and among ImmunoGen, Inc., Biotechnology Venture Partners,
              L.P., Biotechnology Value Fund, L.P., Biotechnology Value
              Fund, Ltd. and Investment 10, L.L.C. dated December 10,
              1997*(6)
   (10.41)    Registration Agreement among ImmunoGen, Inc., Biotechnology
              Venture Partners, L.P., Biotechnology Value Fund, L.P.,
              Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.
              dated December 10, 1997(6)
   (10.42)    Form of Warrant Certificate issued by the Registrant to
              Biotechnology Venture Partners, L.P., Biotechnology Value
              Fund, L.P., Biotechnology Value Fund, Ltd. and Investment
              10, L.L.C.(6)
   (10.43)    Warrant Certificate dated December 1,1997 issued to Capital
              Ventures International (6)
   (10.44)    Warrant Certificate dated December 5,1997 issued to Capital
              Ventures International (6)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   (10.45)    Warrant Certificate dated January 5,1998 issued to Capital
              Ventures International (6)
   (10.46)    Warrant Certificate dated January 5, 1998 issued to BioChem
              Pharma Inc. (6)
   (10.47)    First Amendment to Stock Purchase Agreement dated as of
              March 18, 1998 by and among ImmunoGen, Inc., Biotechnology
              Venture Partners, L.P., Biotechnology Value Fund, Ltd. and
              Investment 10, L.L.C.*(19)
   (10.48)    License Agreement dated effective June 1, 1998 by and
              between the Registrant and Pharmacia & Upjohn AB*(21)
   (10.49)    License Agreement dated February 1, 1999 between the
              Registrant and SmithKline Beecham Corporation*(20)
   (10.50)    Stock Purchase Agreement dated February 1, 1999 between the
              Registrant and SmithKline Beecham plc*(20)
   (10.51)    License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*
   (10.52)    Heads of Agreement dated effective May 2, 2000 by and
              between the Registrant and Genentech, Inc.*
   (10.53)    Development,Commercialization and License Agreement dated
              effective May 4, 2000 by and between the Registrant and
              British Biotech Pharmaceuticals Limited*
  (21)        Subsidiaries of the Registrant
  (23)        Consent of PricewaterhouseCoopers LLP
  (27)        Financial Data Schedule

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

(21) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1998.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

 (*) The Registrant has filed a confidential treatment request with the Commission with respect to this document.

 (b) Form 8-K dated May 4, 2000 -- Item 5: Other Events.

      Form 8-K dated May 5, 2000 -- Item 5: Other Events.

      Form 8-K dated May 8, 2000 -- Item 5: Other Events.

      Form 8-K dated May 16, 2000 -- Item 5: Other Events.

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

Dated: September 27, 2000

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

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----

             /s/ MITCHEL SAYARE                Chairman of the Board of            September 27, 2000
---------------------------------------------  Directors, Chief Executive Officer
               MITCHEL SAYARE                  and President (principal executive
                                               and financial officer)

           /s/ WALTER A. BLATTLER              Executive Vice President, Science   September 27, 2000
---------------------------------------------  and Technology, Treasurer and
             WALTER A. BLATTLER                Director

             /s/ DAVID W. CARTER               Director                            September 27, 2000
---------------------------------------------
               DAVID W. CARTER

           /s/ MICHAEL R. EISENSON             Director                            September 27, 2000
---------------------------------------------
             MICHAEL R. EISENSON

            /s/ STUART F. FEINER               Director                            September 27, 2000
---------------------------------------------
              STUART F. FEINER

            /s/ MARK S. SKALETSKY              Director                            September 27, 2000
---------------------------------------------
              MARK S. SKALETSKY