Form 10-Q
period 2000-09-30
IMMUNOGEN INC
filed 2000-10-27
CIK 855654

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-17999

                            ------------------------

                                IMMUNOGEN, INC.
                          ____________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MASSACHUSETTS                                   04-2726691
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

                               128 SIDNEY STREET
                              CAMBRIDGE, MA 02139
                    ________________________________________
          (Address of principal executive offices, including zip code)

                                 (617) 995-2500
                     ______________________________________
              (Registrant's telephone number, including area code)

              ___________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X No__

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At September 30, 2000 there were 34,358,076 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            EXHIBIT INDEX AT PAGE 17

                                IMMUNOGEN, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     a. Condensed Consolidated Balance Sheets as of
     September 30, 2000 and June 30, 2000...................      3

     b. Condensed Consolidated Statements of Operations for
        the three months ended September 30, 2000 and
        1999................................................      4

     c. Condensed Consolidated Statements of Stockholders'
        Equity for the year ended June 30, 2000 and the
        three months ended September 30, 2000...............      5

     d. Condensed Consolidated Statements of Cash Flows for
        the three months ended September 30, 2000 and
        1999................................................      6

     e. Notes to Condensed Consolidated Financial
        Statements..........................................      7

Item 2. Management's Discussion and Analysis of Financial
Condition
       and Results of Operations............................     13

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     16

PART II. OTHER INFORMATION..................................     17

SIGNATURES..................................................     19

                                IMMUNOGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                  (UNAUDITED)

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  2000            2000
                                                              -------------   ------------
                                          ASSETS
Cash and cash equivalents...................................  $ 19,457,718    $  1,408,908
Marketable securities.......................................    11,113,563      15,920,484
Due from related parties....................................        40,611          47,352
Due from Collaborative Partners.............................     5,000,000              --
Prepaid and other current assets............................       124,303         415,441
                                                              ------------    ------------
        Total current assets................................    35,736,195      17,792,185
                                                              ------------    ------------
Property and equipment, net of accumulated depreciation.....     2,095,629       1,508,396
Other assets................................................        43,700          43,700
                                                              ------------    ------------
        Total assets........................................  $ 37,875,524    $ 19,344,281
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $    961,912    $    891,419
Accrued compensation........................................       249,304         204,210
Other current accrued liabilities...........................     1,768,250         987,475
Current portion of capital lease obligations................        47,259          60,083
Current portion of deferred revenue.........................       866,000         325,000
                                                              ------------    ------------
        Total current liabilities...........................     3,892,725       2,468,187
                                                              ------------    ------------
Capital lease obligations...................................         5,530           8,137
Deferred Revenue............................................     4,200,000       1,500,000
                                                              ------------    ------------
        Total liabilities...................................     8,098,255       3,976,324
                                                              ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000,000 shares as of September 30, 2000 and June 30, 2000; issued and
    outstanding 34,358,076 shares and 33,050,659 shares as
    of September 30, 2000 and June 30, 2000, respectively...       343,581         330,507
Additional paid-in capital..................................   185,530,295     168,682,991
Accumulated deficit.........................................  (156,388,717)   (153,955,925)
Accumulated other comprehensive income......................       292,110         310,384
                                                              ------------    ------------
        Total stockholders' equity..........................    29,777,269      15,367,957
                                                              ------------    ------------
        Total liabilities and stockholders' equity..........  $ 37,875,524    $ 19,344,281
                                                              ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                 2000              1999
                                                              -----------       ----------
Revenues:
  Revenue earned under collaboration agreement..............  $ 1,759,000       $4,000,000
  Development fees..........................................           --            4,800
  Licensing.................................................           --              290
                                                              -----------       ----------
      Total revenues........................................    1,759,000        4,005,090
                                                              -----------       ----------
Expenses:
  Research and development..................................    3,568,933        1,831,023
  General and administrative................................      853,909          508,335
                                                              -----------       ----------
      Total expenses........................................    4,422,842        2,339,358
                                                              -----------       ----------
Net earnings/(loss) from operations.........................   (2,663,842)       1,665,732
                                                              -----------       ----------
  Loss on the sale of assets................................       (1,900)            (157)
  Interest..................................................      213,601           59,296
  Other income..............................................       19,349               --
                                                              -----------       ----------
Net earnings/(loss) before minority interest................   (2,432,792)       1,724,871
                                                              -----------       ----------
  Minority interest in net loss of consolidated
    subsidiary..............................................           --           25,290
                                                              -----------       ----------
Net earnings/(loss).........................................  $(2,432,792)      $1,750,161
                                                              ===========       ==========
Earnings/(loss) per common share:
  Basic.....................................................  $     (0.07)      $     0.07
                                                              ===========       ==========
  Diluted...................................................  $     (0.07)      $     0.05
                                                              ===========       ==========
Average common shares outstanding:
  Basic.....................................................   33,307,465       25,913,856
                                                              ===========       ==========
  Diluted...................................................   33,307,465       33,684,371
                                                              ===========       ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED JUNE 30, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                                                                   ACCUMULATED
                                         COMMON STOCK          PREFERRED STOCK      ADDITIONAL                        OTHER
                                     ---------------------   -------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT          INCOME
                                     ----------   --------   --------   --------   ------------   -------------   --------------
Balance at June 30, 1999...........  25,668,797   $256,687     2,400      $24      $158,790,821   $(153,718,365)     $     --
                                     ==========   ========    ======      ===      ============   =============      ========

Unrealized gains on marketable
  Securities, net..................          --         --        --       --                --              --       310,384

Net loss for the year ended June
  30, 2000.........................          --         --        --       --                --        (237,560)           --

Comprehensive Income...............          --         --        --       --                --              --            --

Stock Options exercised............     131,567      1,316        --       --           219,192              --            --

Exercise of put option.............   1,023,039     10,231        --       --         2,489,769              --            --

Warrants exercised.................   3,403,728     34,037        --       --         4,408,575              --            --

Conversion of Series E Convertible
  Preferred Stock into Common
  Stock............................   2,823,528     28,236    (2,400)     (24)          (28,212)             --            --

Compensation for stock option
  vesting acceleration for
  terminated officer...............          --         --        --       --           349,716              --            --

Value ascribed to ImmunoGen
  warrants issued to BioChem, net
  of financing costs...............          --         --        --       --         2,453,130              --            --
                                     ----------   --------    ------      ---      ------------   -------------      --------

Balance at June 30, 2000...........  33,050,659   $330,507        --      $--      $168,682,991   $(153,955,925)     $310,384
                                     ==========   ========    ======      ===      ============   =============      ========

Unrealized loss on marketable
  Securities, net..................          --         --        --       --                --              --       (18,274)

Net loss for the quarter ended Sept
  30, 2000.........................          --         --        --       --                --      (2,432,792)           --

Comprehensive loss.................          --         --        --       --                --              --            --

Stock Options exercised............     214,101      2,141        --       --           525,464              --            --

Warrants exercised.................     303,842      3,038        --       --         1,329,735              --            --

Issuance of Common Stock to
  Abgenix..........................     789,474      7,895        --       --        14,992,105              --            --
                                     ----------   --------    ------      ---      ------------   -------------      --------

Balance at September 30, 2000......  34,358,076   $343,581        --      $--      $185,530,295   $(156,388,717)     $292,110
                                     ==========   ========    ======      ===      ============   =============      ========


                                     COMPREHENSIVE        TOTAL
                                         INCOME       STOCKHOLDERS'
                                         (LOSS)          EQUITY
                                     --------------   -------------
Balance at June 30, 1999...........    $       --      $ 5,329,167
                                       ==========      ===========
Unrealized gains on marketable
  Securities, net..................       310,384          310,384
Net loss for the year ended June
  30, 2000.........................      (237,560)        (237,560)
                                       ----------
Comprehensive Income...............        72,824               --
                                       ==========
Stock Options exercised............            --          220,508
Exercise of put option.............            --        2,500,000
Warrants exercised.................            --        4,442,612
Conversion of Series E Convertible
  Preferred Stock into Common
  Stock............................            --               --
Compensation for stock option
  vesting acceleration for
  terminated officer...............            --          349,716
Value ascribed to ImmunoGen
  warrants issued to BioChem, net
  of financing costs...............            --        2,453,130
                                       ----------      -----------
Balance at June 30, 2000...........    $       --      $15,367,957
                                       ==========      ===========
Unrealized loss on marketable
  Securities, net..................       (18,274)         (18,274)
Net loss for the quarter ended Sept
  30, 2000.........................    (2,432,792)      (2,432,792)
                                       ----------
Comprehensive loss.................    (2,451,066)
                                       ==========
Stock Options exercised............            --          527,605
Warrants exercised.................            --        1,332,773
Issuance of Common Stock to
  Abgenix..........................            --       15,000,000
                                       ----------      -----------
Balance at September 30, 2000......    $       --      $29,777,269
                                       ==========      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net earnings/(loss) to common stockholders................  $(2,432,792)  $ 1,750,161
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................      126,441       118,921
    Gain on sale of property and equipment..................        1,900           157
    Minority interest in net loss of consolidated
      subsidiary............................................           --       (25,290)
    Amortization of deferred lease..........................           --       (13,188)
    Changes in operating assets and liabilities:
      Due from Collaborative Partners.......................   (5,000,000)           --
      Due from related parties..............................        6,741    (3,964,424)
      Prepaid and other current assets......................      310,585       (16,231)
      Accounts payable......................................       70,493        27,624
      Accrued compensation..................................       45,094       (82,439)
      Deferred revenue......................................    3,241,000            --
      Other current accrued liabilities.....................      780,775       (15,414)
                                                              -----------   -----------
        Net cash used for operating activities..............   (2,849,763)   (2,189,295)
                                                              -----------   -----------
Cash flows from investing activities:
  Payments received on note receivable......................           --       350,000
  Purchase of marketable securities.........................    4,788,647            --
  Proceeds from maturities of marketable securities.........        7,500            --
  Proceeds from sale of property and equipment..............           --           200
  Capital expenditures......................................     (723,074)     (104,233)
                                                              -----------   -----------
        Net cash provided by investing activities...........    4,073,073       245,967
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from Common Stock issuances, net.................   15,000,000     2,500,000
  Proceeds from Stock Options exercised, net................      508,158           656
  Proceeds from Warrants exercised, net.....................    1,332,773            --
  Proceeds from issuance of subsidiary convertible preferred
    stock, net..............................................           --       843,000
  Principal payments on capital lease obligations...........      (15,431)      (13,471)
                                                              -----------   -----------
        Net cash provided by financing activities...........   16,825,500     3,330,185
                                                              -----------   -----------
Net change in cash and cash equivalents.....................   18,048,810     1,386,857
                                                              -----------   -----------
Cash and cash equivalents, beginning balance................    1,408,908     4,225,580
                                                              -----------   -----------
Cash and cash equivalents, ending balance...................  $19,457,718   $ 5,612,437
                                                              ===========   ===========
Supplemental disclosure of noncash financing activities:
  Due from related party for quarterly investment payment...  $        --   $   843,000
                                                              ===========   ===========
  Noncash exercise of stock options.........................  $    19,447   $        --
                                                              ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from commercially approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained through at least the next twelve-month period. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note B), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements at September 30, 2000 and June 30, 2000 and for the three-month periods ended September 30, 2000 and 1999 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. ("ATI"). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

                                IMMUNOGEN, INC.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Unrealized gains and losses are reported net, as comprehensive income, within shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization/accretion included in interest income.

    As of September 30, 2000 and June 30, 2000, $19,457,718 and $1,408,908,
respectively in cash and overnight government repurchase agreements were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of September 30, 2000 are as follows:

                                                              GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED     ESTIMATED
                                                 COST         GAINS         LOSSES      FAIR VALUE
                                              -----------   ----------   ------------   -----------
Cash and money market funds.................  $ 4,457,718    $     --    $         --   $ 4,457,718
Commercial paper............................   18,927,262     272,738                    19,200,000
Government treasury notes...................    6,894,191      19,372                     6,913,563
                                              -----------    --------    ------------   -----------
    Total...................................   30,279,171     292,110                    30,550,881
Less amounts classified as cash and cash
  equivalents...............................  (19,457,718)         --              --   (19,457,718)
                                              -----------    --------    ------------   -----------
Total marketable securities.................  $10,821,453    $292,110    $              $11,113,563
                                              ===========    ========    ============   ===========

    No realized gains or losses on available-for-sale securities were recognized during the three-month period ended September 30, 2000.

COMPUTATION OF LOSS PER COMMON SHARE

    Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 4,677,120 and 7,770,515, as of September 30, 2000 and 1999 respectively. Components of calculating net earnings/ (loss) per share are set forth in the following table:

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                       2000              1999
                                                    -----------       ----------
Net earnings/loss to common shareholders..........  $(2,432,792)      $1,750,161
                                                    ===========       ==========
Weighted average common shares outstanding,
  basic...........................................   33,307,465       25,913,856
Net effect of dilutive instruments:
    Convertible preferred stock...................      339,177        6,797,845
    Options.......................................    2,363,100          771,600
    Warrants......................................    1,974,843          201,070
                                                    -----------       ----------
Weighted average common shares outstanding,
  diluted.........................................   37,984,585*      33,684,371
                                                    ===========       ==========
Earnings/(loss) per common share, basic...........  $     (0.07)      $     0.07
                                                    ===========       ==========
Earnings/(loss) per common share, dilutive........  $     (0.07)      $     0.05
                                                    ===========       ==========

------------------------

* The dilutive effects of common stock equivalents were not included in the September 30, 2000 calculation, as their effect was antidilutive.

                                IMMUNOGEN, INC.

COMPREHENSIVE INCOME/(LOSS)

    The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For the periods ended September 30, 2000 and 1999, total comprehensive loss equaled $2,451,066 and $0, respectively. Comprehensive income was comprised entirely of unrealized gains recognized on available-for-sale debt securities.

B. AGREEMENTS

    In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1/SB-408075 (the "SB Agreement"). Under the terms of the agreement, the Company could receive more than $40.0 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGens's option, SB will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. Through September, 2000 SB had purchased $2.5 million worth of ImmunoGen Common Stock.

    The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for costs associated with the Phase I/II clinical study, which was initiated in December 1999. All costs subsequent to this Phase I/II clinical study will be the responsibility of SB.

    As of September 30, 2000, the Company had received five milestones totalling $11.5 million under the SB Agreement which we recorded as collaboration revenue, with the exception of $325,000 of the fourth milestone and $241,000 of the fifth milestone which have been recorded as deferred revenue until such time as the remaining ongoing commitments associated with these milestones have been satisfied.

    In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's TAP technology for use with antibodies such as Herceptin-Registered Trademark-. Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen received and recorded as revenue a $2.0 million non-refundable payment for execution of the agreement for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones, assuming all benchmarks are met, for potentially up to $40.0 million.

    In addition to the Herceptin-Registered Trademark- agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received and recorded as revenue a non-refundable technology

                                IMMUNOGEN, INC.

B. AGREEMENTS (CONTINUED)
access fee of $3.0 million in May 2000. This agreement also provides for certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met for potentially up to $39.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three- year period, for an additional technology access fee.

    Also in May, 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1, which has been deferred, to be recorded as revenue as the Company completes its preclinical development obligations. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.

    In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's maytansinoid TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. The Company expects to receive a total of $5.0 million in technology access fee payments, of which it has received $3.0 million in October 2000, as well as potential milestone payments and royalties on net sales of any resulting products. The $3.0 million initial access fee has been recorded as deferred revenue and will be recognized over the period of the collaboration agreement. In addition, on September 7, 2000, Abgenix purchased $15.0 million of the Company's common stock in accordance with the agreement. Abgenix has the right to extend its options for a specified period of time for an extension fee. Our agreement with Abgenix will terminate on a specified time period during which the Company has given Abgenix access to its technology ends. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In September 2000, the Company entered into a collaboration agreement with MorphoSys of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that the Company has identified through its apoptosis research and is associated with a number of forms of cancer. The Company intends to develop products using antibodies generated by MorphoSys against this marker. The Company paid MorphoSys a $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

                                IMMUNOGEN, INC.

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

    In April 2000, BioChem informed ATI of its decision not to extend the agreement beyond its scheduled July 31, 2000 termination date. Consequently, under the terms of the agreement, rights to all screens delivered to BioChem will revert to ATI effective August 1, 2000. However, certain provisions pertaining to the license of any products resulting from the collation will remain in force. As of August 1, 2000, no compound leads were identified. Until July 31, 2000, all remaining proceeds of the $11.125 million BioChem investment in ATI were restricted to support the research and development activities of the collaboration. After that date, all residual proceeds will represent unrestricted assets of ATI.

    The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through September 30, 2000, 11,125 shares of ATI preferred stock were issued to BioChem, representing a 15% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in the three-month period ended September 30, 1999 by $25,290. Based upon an independent appraisal, approximately 3% of the $11.125 million invested to date, or approximately $334,000, has been allocated to the minority interest in ATI, with the remainder, or approximately $10.791 million allocated to the Company's equity.

    As part of the BioChem agreement, BioChem also received warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants are exercisable for a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

                                IMMUNOGEN, INC.

D. CAPITAL STOCK

    In July 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 176,569 shares of Common Stock at $5.49 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their rights to acquire 27,273 shares of Common Stock at $1.94 per share. Proceeds from this warrant exercise will be used to fund current operations.

    During the three-month period ended September 30, 2000, holders of options issued through the Company's 1986 Incentive Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 214,101 shares at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $508,158, will be used to fund current operations.

                                IMMUNOGEN, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since our inception, we have been principally engaged in the development of antibody based cancer therapeutics. Our product candidates, tumor-activated prodrugs ("TAPs"), consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic agent which is delivered directly to the tumor cell where it is released and activated. As of September 30, 2000, our accumulated deficit was approximately $156.4 million. We have incurred significant net losses since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years to continue development of our TAP technology and product candidates, expand our operations, conduct clinical trials and apply for regulatory approvals.

    We have established collaborative agreements that allow companies to use our TAP technology to develop products with antibodies. We also have licensed certain rights to our first two internally developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for fees, milestone payments and royalties on product sales. Our collaborative partners include SmithKline Beecham, Genentech, Abgenix, British Biotech, and MorphoSys. We expect that substantially all of our revenue for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

    During this quarter, in September 2000, we entered into a collaboration agreement with Abgenix, Inc. of Freemont, California. The agreement provides Abgenix with access to our maytansinoid TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. We expect to receive a total of $5.0 million in technology access fee payments, of which we have received $3.0 million, as well as potential milestone payments and royalties on net sales of any resulting products. In addition, on September 7, 2000 Abgenix purchased $15.0 million of our common stock in accordance with the agreement. Abgenix has the right to extend its product license options for a specified period of time for an extension fee. Our agreement with Abgenix will terminate once the specified time period during which we have given Abgenix access to our technology ends. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In September 2000, we entered into a collaboration agreement with MorphoSys AG of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that we have identified through our apoptosis research and which is associated with a number of forms of cancer. We intend to develop products using antibodies generated by MorphoSys against this marker. We paid MorphoSys an $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party remains uncured for a certain period of time.

                                IMMUNOGEN, INC.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

    We earn revenue from our collaborations, development fees and licensing fees. Total revenues for the three months ended September 30, 2000 decreased 56% to $1.76 million from $4.01 million for the three months ended September 30, 1999. Our largest revenue source is our collaboration revenue, which accounted for substantially all of our revenue in both three-month periods. The decrease in revenues from the three month period ended September 30, 1999 to the three month period ended September 30, 2000 was primarily attributable to lower collaboration revenue under our agreement with SmithKline Beecham.

EXPENSES

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 2000 increased 95% to $3.57 million from $1.83 million for the three months ended September 30, 1999. This increase was primarily due to the increased costs associated with supporting our ongoing huC242-DM1/SB-408075 Phase I/II human clinical trials, as well as the continued development of huN901-DM1, in advance of human clinical studies, and our other TAP product candidates. In addition, we accrued an $825,000 expense for obligations incurred upon the signing of our September 29, 2000 license agreement with MorphoSys. We expect that future research and development expenses will significantly increase in connection with the further development of new TAP product candidates.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2000 increased 68% to $854,000 from $508,000 for the three months ended September 30, 1999. This increase was primarily due to increased administrative and business development staffing as well as increased expenditures associated with business development and investor relations. Future general and administrative expenses are also expected to increase in connection with the continued development of our product candidates and technologies.

INTEREST INCOME

    Interest income for the three months ended September 30, 2000 increased 260% to $214,000 from $59,000 for the three months ended September 30, 1999. The increase in interest income from 1999 to 2000 primarily resulted from the increase in funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, we had approximately $30.6 million in cash and short-term investments. Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include milestone revenues earned under our collaboration agreement with SmithKline Beecham, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase Common Stock and income earned on invested assets. Cash used in operations in the three months ended September 30, 2000 primarily supported our various research and development efforts. In October 2000, we received an additional $3.0 million from Abgenix in connection with our collaboration agreement with them.

    Net cash used in operations during the three months ended September 30, 2000 was $2.85 million compared to $2.19 million used in the three months ended September 30, 1999. This 30% increase in operational cash use is largely due to a $2.08 million increase in total operational expenses, of which

                                IMMUNOGEN, INC.

$825,000 represented an accrued expense related to the September 29, 2000 MorphoSys research agreement.

    Net cash provided by investing activities was $4.07 million for the three months ended September 30, 2000, and primarily represents purchases of higher-yielding, investment-grade corporate and U.S. Government debt securities. Net cash provided in investing activities during the three-month period ended September 30, 1999 was $246,000 and primarily resulted from payments received on a note receivable originally issued in connection with the assignment of the Company's former Canton, Massachusetts facility.

    Capital purchases were $723,000 for the three months ended September 30, 2000, and consisted primarily of costs associated with the update of our existing Norwood, Massachusetts development and pilot manufacturing facility. We anticipate additional capital expenditures for the completion of this project to be $1.0 million over the next six months. Certain capital outlays are expected to be reimbursed pursuant to our collaborative agreements.

    Net cash provided by financing activities increased by $13.5 million for the three months ended September 30, 2000, to $16.83 million versus $3.33 million provided by financing activities for the three months ended September 30, 1999. The increase is largely due to the exercise of 303,842 warrants and 214,101 stock options during the three-month period ended September 30, 2000 and to the September 7, 2000 issuance of 789,474 shares of our common stock to Abgenix. Our total proceeds from all common stock issued for the three months ended
September 30, 2000 were $16.84 million.

    We anticipate that our capital resources will enable us to meet our operational expenses and capital expenditures at least through the next twelve-month period. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot assure you that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

CERTAIN FACTS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of the products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection

                                IMMUNOGEN, INC.

for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; unreported Year 2000 problems; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company's interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company's overall interest rate exposure at September 30, 2000, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In July 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 176,569 shares of Common Stock at $5.49 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, holders of warrants originally issued in connection with a private placement of the Company's Series D Convertible Preferred Stock exercised their rights to acquire 27,273 shares of Common Stock at $1.94 per share. Proceeds from this warrant exercise will be used to fund current operations.

    During the three-month period ended September 30, 2000, holders of options issued through the Company's 1986 Incentive Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 214,101 shares at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $508,158, will be used to fund current operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

ITEM 5. OTHER INFORMATION.

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

           27    Financial Data Schedule

    (b)  Reports on Form 8-K

           Form 8-K dated September 11, 2000--Item 5: Other Events.
           ImmunoGen, Inc. and Abgenix announce a collaboration agreement between the two companies which provides Abgenix with broad access to ImmunoGen's maytansinoid Tumor-Activated Prodrug

           (TAP) technology for use with Abgenix's fully human antibodies generated with XenoMouse technology.

           Form 8-K/A dated October 10, 2000--Item 5: Other Events. Amendment to the Form 8-K dated September 11, 2000, to file a redacted copy of the collaboration agreement between ImmunoGen, Inc. and Abgenix.

           Form 8-K dated October 10, 2000--Item 5: Other Events.
           ImmunoGen, Inc. and MorphoSys announce a collaboration agreement between the two companies for the discovery and development by MorphoSys of human monoclonal antibodies against certain specified ImmunoGen Targets.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMMUNOGEN, INC.

Date: October 27, 2000                                 By:  /s/ MITCHEL SAYARE
                                                            -----------------------------------------
                                                            Mitchel Sayare
                                                            President and Chief Executive Officer
                                                            (principal executive and interim principal
                                                            financial officer)

Date: October 27, 2000                                 By:  /s/ JAMES T. PHAYRE
                                                            -----------------------------------------
                                                            James T. Phayre
                                                            Controller
                                                            (principal accounting officer)