Form 10-Q
period 2000-12-31
IMMUNOGEN INC
filed 2001-02-14
CIK 855654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________


                         COMMISSION FILE NUMBER 0-17999
                             ----------------------

                                 IMMUNOGEN, INC.
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 MASSACHUSETTS                             04-2726691
- ---------------------------------------------          ------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                        Identification No.)

                                128 SIDNEY STREET
                               CAMBRIDGE, MA 02139
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 995-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     At February 13, 2001 there were 38,521,214 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            EXHIBIT INDEX AT PAGE 18

                                 IMMUNOGEN, INC.
                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        a. Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000........................ 3

        b. Condensed Consolidated Statements of Operations for the three months and six months ended
           December 31, 2000 and 1999............................................................................. 4

        c. Condensed Consolidated Statements of Stockholders' Equity for the year ended June 30, 2000 and the six months ended December 31, 2000..................................................................... 5

        d. Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999.... 6

        e. Notes to Condensed Consolidated Financial Statements................................................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................................ 17

PART II. OTHER INFORMATION........................................................................................ 17

SIGNATURES........................................................................................................ 19

                                 IMMUNOGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                                               DECEMBER 31,         JUNE 30,
                                                                                                  2000                2000
                                                                                            -----------------------------------
                                                   ASSETS
Cash and cash equivalents.................................................................       $142,148,970       $1,408,908
Marketable securities.....................................................................         16,312,353       15,920,484
Due from related parties..................................................................             17,274           47,352
Prepaid and other current assets..........................................................            308,069          415,441
                                                                                            -----------------------------------
Total current assets......................................................................        158,786,666       17,792,185

Property and equipment, net of accumulated depreciation...................................          2,644,534        1,508,396
Other assets..............................................................................             43,700           43,700
                                                                                            -----------------------------------
             Total Assets.................................................................       $161,474,900      $19,344,281
                                                                                            ===================================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................................................           $620,923         $891,419
Accrued compensation......................................................................            171,294          204,210
Other current accrued liabilities.........................................................          1,243,125          987,475
Current portion of capital lease obligations..............................................             34,005           60,083
Current portion of deferred revenue.......................................................            540,000          325,000
                                                                                            -----------------------------------
             Total current liabilities....................................................          2,609,347        2,468,187

Capital lease obligations.................................................................              2,820            8,137
Deferred Revenue..........................................................................          6,000,000        1,500,000
                                                                                            -----------------------------------
              Total liabilities...........................................................          8,612,167        3,976,324

Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000,000 shares as of December 31, 2000 and
  June 30, 2000; issued and outstanding 38,487,931 shares and 33,050,659 shares as of
  December 31, 2000 and June 30, 2000, respectively.......................................            384,879          330,507
Additional paid-in capital................................................................        310,827,880      168,682,991
Accumulated deficit.......................................................................       (158,992,455)    (153,955,925)
Accumulated other comprehensive income....................................................            642,429          310,384
                                                                                            -----------------------------------
              Total stockholders' equity..................................................        152,862,733       15,367,957
                                                                                            -----------------------------------
              Total liabilities and stockholders' equity..................................       $161,474,900      $19,344,281
                                                                                            ===================================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         DECEMBER 31,                       DECEMBER 31,
                                                                         ------------                       ------------
                                                                    2000              1999              2000            1999
                                                                    ----              ----              ----            ----
        Revenues:
           Revenue earned under collaboration agreement.........       $526,000        $2,500,000       $2,285,000      $6,500,000
           Development fees.....................................        100,069                            100,069           4,800
           Licensing............................................              -               195                -             485
                                                                 ------------------------------------------------------------------
                 Total revenues.................................        626,069         2,500,195        2,385,069       6,505,285

        Expenses:
           Research and development.............................      3,619,171         1,890,695        7,188,049       3,721,716
           General and administrative...........................      1,047,265           643,212        1,901,990       1,146,278
                                                                 ------------------------------------------------------------------
                  Total expenses................................      4,666,436         2,533,907        9,090,039       4,867,994

        Net earnings/(loss) from operations.....................     (4,040,367)          (33,712)      (6,704,970)      1,637,291
           Gain/(loss) on the sale of assets....................              -             1,645          (1,900)           1,488
           Interest income, net.................................      1,242,923            69,931        1,456,526         123,958
           Other income.........................................        248,706            42,030          268,814          42,030
                                                                 ------------------------------------------------------------------
        Net earnings/(loss) before income tax expense and
            minority interest...................................     (2,548,738)           79,894       (4,981,530)      1,804,767

           Income tax expense...................................         55,000                 -           55,000               -
                                                                 ------------------------------------------------------------------
        Net earnings/(loss) before minority interest............     (2,603,738)           79,894       (5,036,530)      1,804,767

           Minority interest in net loss of consolidated
              subsidiary........................................              -            25,290                -          50,580
                                                                 ------------------------------------------------------------------

        Net earnings/(loss).....................................   $ (2,603,738)         $105,184      $(5,036,530)     $1,855,347
                                                                 ==================================================================
        Earnings/(loss) per common share:
          Basic.................................................         $(0.07)            $0.00           $(0.14)          $0.07
                                                                 ==================================================================

          Diluted...............................................         $(0.07)            $0.00           $(0.14)          $0.06
                                                                 ==================================================================
        Average common shares outstanding:
          Basic.................................................     36,408,516        27,143,460       34,854,392      26,528,658
                                                                 ==================================================================

    Diluted.....................................................     36,408,516        33,463,758       34,854,392      32,848,956
                                                                 ==================================================================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                            ADDITIONAL
                                     COMMON STOCK       PREFERRED STOCK       PAID-IN        ACCUMULATED
                                   SHARES      AMOUNT    SHARES   AMOUNT      CAPITAL          DEFICIT
                                   ------      ------    ------   ------      -------          -------
Balance at June 30, 1999........ 25,668,797   $256,687    2,400      $24    $158,790,821    $(153,718,365)

Unrealized gains on marketable
Securities, net.................          -          -        -        -               -                -
Net loss for the year ended
  June 30, 2000.................          -          -        -        -               -         (237,560)

Comprehensive Income............          -          -        -        -               -                -

Stock Options exercised.........    131,567      1,316        -        -         219,192                -
Exercise of put option..........  1,023,039     10,231        -        -       2,489,769                -
Warrants exercised..............  3,403,728     34,037        -        -       4,408,575                -
Conversion of Series E
  Convertible Preferred Stock
  into Common Stock.............  2,823,528     28,236  (2,400)     (24)         (28,212)               -
Compensation for stock option
  vesting acceleration for
  terminated officer............          -          -        -        -         349,716                -
Value ascribed to ImmunoGen
  warrants issued to BioChem,
  net of financing costs........          -          -        -        -       2,453,130                -
                                 ------------------------------------------------------------------------
Balance at June 30, 2000........ 33,050,659   $330,507        -       $-    $168,682,991    $(153,955,925)
                                 ========================================================================

Unrealized gains on marketable
Securities, net.................          -          -        -        -               -                -
Net loss for the six months
  ended Dec 31, 2000............          -          -        -        -               -       (5,036,530)

Comprehensive loss..............          -          -        -        -               -                -

Stock Options exercised.........    266,456      2,664        -        -         701,695                -
Warrants exercised..............    381,342      3,813        -        -       1,706,735                -
Issuance of Common Stock to
  Abgenix.......................    789,474      7,895        -        -      14,992,105                -
Issuance of Common Stock to
  Public, net of financing
  costs.........................  4,000,000     40,000        -        -     124,744,354                -
                                 ------------------------------------------------------------------------
Balance at December 31, 2000     38,487,931   $384,879        -       $-    $310,827,880    $(158,992,455)
                                 ========================================================================

                                   ACCUMULATED
                                      OTHER     COMPREHENSIVE      TOTAL
                                  COMPREHENSIVE    INCOME      STOCKHOLDERS'
                                     INCOME        (LOSS)         EQUITY
                                     ------        ------         ------
Balance at June 30, 1999........         $-              $-    $5,329,167

Unrealized gains on marketable
   Securities, net..............     310,384        310,384       310,384
Net loss for the year ended
  June 30, 2000.................          -        (237,560)     (237,560)
                                                -----------

Comprehensive Income............          -          72,824             -
                                                ===========
Stock Options exercised.........          -               -       220,508
Exercise of put option..........          -               -     2,500,000
Warrants exercised..............          -               -     4,442,612
Conversion of Series E
  Convertible Preferred Stock
  into Common Stock.............          -               -             -
Compensation for stock option
  vesting acceleration for
  terminated officer............          -               -       349,716
Value ascribed to ImmunoGen
  warrants issued to BioChem,
  net of financing costs........          -               -     2,453,130
                                  ---------------------------------------

Balance at June 30, 2000........   $310,384              $-   $15,367,957
                                  =======================================

Unrealized gains on marketable
  Securities, net...............    332,045         332,045       332,045
Net loss for the six months
  ended Dec 31, 2000............          -      (5,036,530)   (5,036,530)
                                               ------------
Comprehensive loss..............          -      (4,704,485)
                                               ============
Stock Options exercised.........          -               -       704,359
Warrants exercised..............          -               -     1,710,548
Issuance of Common Stock to               -               -    15,000,000
  Abgenix.......................
Issuance of Common Stock to
  Public, net of financing                -               -   124,784,354
  costs.
                                  ---------------------------------------
Balance at December 31, 2000       $642,429              $-  $152,862,733
                                  =======================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                         2000               1999
                                                                                         ----               ----
Cash flows from operating activities:
 Net earnings/(loss) to common stockholders........................................   $ (5,036,530)        $1,855,347
 Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization....................................................        252,056            244,567
  (Loss)/Gain on sale of property and equipment....................................          1,900             (1,488)
  Tax benefit from stock options exercised.........................................              -             13,419
  Minority interest in net loss of consolidated subsidiary.........................              -            (50,580)
  Amortization of deferred lease...................................................              -            (26,376)
  Changes in operating assets and liabilities:
         Due from related parties..................................................         30,078         (2,478,607)
         Prepaid and other current assets..........................................        107,372            (32,163)
         Accounts payable..........................................................       (270,494)           (58,174)
         Accrued compensation......................................................        (32,917)          (136,475)
         Deferred revenue..........................................................      4,715,000                  -
         Other current accrued liabilities.........................................        253,750             (2,870)
                                                                                   -----------------------------------
              Net cash provided by (used for) operating activities.................         20,215           (673,400)

Cash flows from investing activities:
  Payments received on note receivable.............................................              -            350,000
  Purchase of marketable securities................................................       (391,869)        (4,022,915)
  Proceeds from maturities of marketable securities................................              -                  -
  Unrealized gain on cash and cash equivalents.....................................        332,045
  Proceeds from sale of property and equipment.....................................              -              1,745
  Capital expenditures.............................................................     (1,388,193)          (143,947)
                                                                                   -----------------------------------
    Net cash (used for) investing activities.......................................     (1,448,017)        (3,815,117)

Cash flows from financing activities:
  Proceeds from Common Stock issuance, net.........................................    139,784,354          3,545,814
  Proceeds from issuance of subsidiary convertible preferred stock, net............              -          1,686,000
  Proceeds from Stock Options exercised, net.......................................        704,359                  -
  Proceeds from Warrants exercised, net............................................      1,710,548                  -
  Principal payments on capital lease obligations..................................        (31,397)           (27,407)
                                                                                   -----------------------------------
    Net cash provided by financing activities......................................    142,167,864          5,204,407
                                                                                   -----------------------------------
Net change in cash and cash equivalents............................................    140,740,062            715,890

Cash and cash equivalents, beginning balance.......................................      1,408,908          4,225,580
                                                                                   -----------------------------------
Cash and cash equivalents, ending balance..........................................   $142,148,970         $4,941,470
                                                                                   ===================================

Supplemental disclosures:

Due from related party for quarterly investment payment............................             $-           $843,000

Cash paid for taxes................................................................        $55,000                 $-

Cash paid for interest.............................................................         $4,362            $10,131

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

         ImmunoGen, Inc. ("ImmunoGen" or the "Company") was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from commercially approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for the foreseeable future. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (See Note B), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

         The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, collaboration arrangements, third-party reimbursements and compliance with governmental regulations.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements at December 31, 2000 and June 30, 2000 and for the three-month and six-month periods then ended include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. ("ATI"). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

As of December 31, 2000 and June 30, 2000, $142,148,970 and $1,408,908,
respectively in cash, overnight government repurchase agreements and other investments maturing in three months or less were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of December 31, 2000 are as follows:

                                                                          GROSS          GROSS
                                       AMORTIZED        UNREALIZED      UNREALIZED     ESTIMATED
                                          COST             GAINS          LOSSES       FAIR VALUE
                                          ----             -----          ------       ----------
Cash and money market funds.........  $16,037,958           $   -           $   -      $16,037,958
Commercial paper....................   86,978,182         621,818                       87,600,000
Government treasury notes...........   45,405,388          20,611                       45,425,998
Non-government issues...............    9,397,366                                        9,397,366
                                     --------------------------------------------------------------
      Total.........................  157,818,894         642,429                      158,461,323
Less amounts classified as cash and
      cash equivalents.............. (141,511,515)       (637,455)              -     (142,148,970)
                                     --------------------------------------------------------------

Total marketable securities.........  $16,307,379          $4,974           $   -       $16,312,353
                                     ==============================================================

         No realized gains or losses on available-for-sale securities were recognized during the three- and six-month periods ended December 31, 2000.

COMPUTATION OF LOSS PER COMMON SHARE

         Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the dilutive effect of stock options, warrants and other convertible securities. ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 5,329,604 and 6,320,298 as of December 31, 2000 and 1999 respectively. ImmunoGen Common Stock equivalents have not been included in the loss per share calculation for the six months ended December 31, 2000 because their effect is anti-dilutive. Components of calculating net earnings/(loss) per share are set forth in the following table:

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                     2000            1999
                                                                     ----            ----
Net earnings/(loss) to common shareholders.....................    $(5,036,530)     $1,855,347
                                                                ===============================

Weighted average common shares outstanding, basic..............      34,854,392     26,528,658
Net effect of dilutive instruments:
  Convertible preferred stock..................................         518,698      4,692,984
  Options......................................................       2,588,225      1,234,384
  Warrants.....................................................       2,222,681        392,930
                                                                -------------------------------

Weighted average common shares outstanding, diluted............      40,183,996     32,848,956
                                                                ===============================
Earnings/(loss) per common share, basic........................         $(0.14)          $0.07
                                                                ===============================
Earnings/(loss) per common share, dilutive.....................         $(0.14)          $0.06
                                                                ===============================

                                 IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME/(LOSS)

         The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For the six-month period ended December 31, 2000 total comprehensive loss equaled $4,704,485. Comprehensive income was comprised entirely of net income/(loss) and unrealized gains recognized on available-for-sale debt securities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements to be filed with the SEC. The net effect of SAB 101, when applicable, could defer into future accounting periods revenue recognition for some milestone payments previously received. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth calendar quarter of 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The implementation of SAB 101 could have a material effect on the reported financial results for the year ended June 30, 2001.


B. AGREEMENTS

         In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, wholly-owned subsidiaries of GlaxoSmithKline, (collectively, "SB") to develop and commercialize ImmunoGen's lead tumor activated prodrug ("TAP"), huC242-DM1 (the "SB Agreement"). Under the terms of the agreement, the Company could receive up to $41.5 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SB will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. Through December 2000, SB had purchased $2.5 million worth of ImmunoGen Common Stock.

         The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for certain costs associated with the Phase I/II clinical study, which was initiated in December 1999. All costs subsequent to this Phase I/II clinical study will be the responsibility of SB.

         As of December 31, 2000, the Company had received five milestones totaling $11.5 million under the SB Agreement. All the milestones have been recorded as collaboration revenue, with the exception of $140,000 of the fourth milestone, which has been recorded as deferred revenue until such time as the remaining ongoing commitments associated with this milestone have been satisfied.

         In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's TAP technology for use with antibodies such as Herceptin(R). Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen received and recorded as revenue a $2.0 million non-refundable payment for execution of the agreement for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones, assuming all benchmarks are met, for potentially up to nearly $40.0 million.

         In addition to the Herceptin(R) agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's maytansinoid TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's maytansinoid TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received and recorded as revenue a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met for potentially up to nearly $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three- year period, for an additional technology access fee.

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

         In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's maytansinoid TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. The Company has received a total of $5.0 million in technology access fee payments and is entitled to potential milestone payments and royalties on net sales of any resulting products. The Company recorded $4.9 million of the technology access fees as deferred revenue to be recognized over the period of the collaboration agreement. In addition, on September 7, 2000, Abgenix purchased $15.0 million of the Company's common stock in accordance with the agreement. Abgenix has the right to extend its options for a specified period of time for an extension fee. Our agreement with Abgenix will terminate after a specified time period during which the Company has given Abgenix access to its technology ends. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

         In September 2000, the Company entered into a collaboration agreement with MorphoSys AG of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that the Company has identified through its apoptosis research and is associated with a number of forms of cancer. The Company intends to develop products using antibodies generated by MorphoSys against this marker. The Company paid MorphoSys a $825,000 technology access payment, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company reimburses MorphoSys for its research and development efforts related to identifying these antibodies. During the quarter ended December 31, 2000 the Company reimbursed Morphosys approximately $188,000. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

         During this quarter, in November 2000, the Company entered into a collaboration agreement with Genzyme Transgenics Corporation of Framingham, Massachusetts. Pursuant to this agreement, Genzyme Transgenics Corporation will produce ImmunoGen's humanized monoclonal antibody, huN901. HuN901 is the antibody component of ImmunoGen's tumor-activated prodrug (TAP), huN901-DM1, being developed for treatment of small-cell lung cancer (SCLC). The Company paid Genzyme Transgenics Corporation a $500,000 project start-up fee, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.


C. MINORITY INTEREST

         In July 1997, ATI entered into a collaboration agreement with BioChem Pharma Inc. ("BioChem"), a large Canadian biopharmaceutical company. This agreement granted BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. As of April 2000, BioChem had fulfilled all of its funding obligations under the agreement by purchasing a total of $11.125 million in non-voting, non-dividend-bearing convertible preferred stock of ATI.

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

         The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through December 31, 2000, 11,125 shares of ATI preferred stock were issued to BioChem, representing a 15% minority interest (on an if-converted and fully-diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in the three- and six-month periods ended December 31, 1999 by $25,290 and $50,580, respectively. Based upon an independent appraisal, approximately 3% of the $11.125 million invested, or approximately $334,000, was allocated to the minority interest in ATI, with the remainder, or approximately $10.791 million allocated to the Company's equity.

         As part of the BioChem agreement, BioChem also received warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

D. CAPITAL STOCK

         In November 2000, the Company completed a secondary offering of 4.0 million shares of Common Stock at $33.00 per share. Net proceeds to the Company were $124.8 million. Proceeds from the secondary offering will be used to fund current operations and invest in technologies and collaborations to increase the number of potential products in the Company's internal pipeline.

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

         In October 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 57,500 shares of Common Stock at $5.49 per share. Proceeds from this warrant exercise will be used to fund current operations.

         In October 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 20,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

         During the six-month period ended December 31, 2000, holders of options issued through the Company's Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 266,456 shares at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $704,359, will be used to fund current operations.

E. SUBSEQUENT EVENTS

         In January 2001, the Company entered into a collaboration agreement with Avalon, Inc. ("Avalon") of Gaithersburg, Maryland. Pursuant to the agreement, Avalon will provide gene targets to the Company. The Company will be responsible for the development, manufacture and commercialization of any resulting products. The Company paid Avalon an up front fee. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

         Also in January 2001, the Compensation Committee of the Board of Directors of the Company established a calendar year bonus plan for the Company. In consideration of the Company's achievements in calendar year 2000, the Compensation Committee of the Board of Directors approved a bonus of approximately $900,000 to all officers and employees of the Company. The bonus was approved, and will be expensed and paid, in the Company's third fiscal quarter ending March 31, 2001.

                                 IMMUNOGEN, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Since our inception, we have been principally engaged in the development of antibody based cancer therapeutics. Our product candidates, tumor-activated prodrugs ("TAPs"), consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic agent which is delivered directly to the tumor cell where it is released and activated. As of December 31, 2000, our accumulated deficit was approximately $159.0 million. We have incurred significant net losses since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years to continue development of our TAP technology and product candidates, expand our operations, conduct clinical trials and apply for regulatory approvals.

         We have established collaborative agreements that allow companies to use our TAP technology to develop products with antibodies. We also have licensed certain rights to our first two internally developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for fees, milestone payments and royalties on product sales. Our collaborative partners include SmithKline Beecham, Genentech, Abgenix, British Biotech, MorphoSys, Genzyme Transgenics and Avalon. We expect that substantially all of our revenue for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

         In September 2000, we entered into a collaboration agreement with Abgenix, Inc. of Freemont, California. The agreement provides Abgenix with access to our maytansinoid TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. Through December 31, 2000, we have received a total of $5.0 million in technology access fee payments. We are also entitled to potential milestone payments and royalties on net sales of any resulting products. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. Abgenix has the right to extend its product license options for a specified period of time for an extension fee. Our agreement with Abgenix will terminate once the specified time period during which we have given Abgenix access to our technology ends. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

         In September 2000, we entered into a collaboration agreement with MorphoSys AG of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that we have identified through our apoptosis research and which is associated with a number of forms of cancer. We intend to develop products using antibodies generated by MorphoSys against this marker. We paid MorphoSys an $825,000 technology access payment, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party remains uncured for a certain period of time.

         During this quarter, in November 2000, we entered into a collaboration agreement with Genzyme Transgenics Corporation of Framingham, Massachusetts. Pursuant to this agreement, Genzyme Transgenics Corporation will produce our humanized monoclonal antibody, huN901. HuN901 is the antibody component of our tumor-activated prodrug (TAP), huN901-DM1, being developed for treatment of small-cell lung cancer (SCLC). We paid Genzyme Transgenics Corporation a $500,000 project start-up fee, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

         In January 2001, we entered into a collaboration agreement with Avalon, Inc. of Gaithersburg, Maryland. Pursuant to the agreement, Avalon will provide us gene targets. We will be responsible for the development, manufacture and commercialization of any resulting products. We paid Avalon an up front fee. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.



RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

         We earn revenue from our collaborations, development fees and licensing fees. Total revenues for the three months ended December 31, 2000 decreased 75% to $626,000 from $2.5 million for the three months ended December 31, 1999. Our largest revenue source is our collaboration revenue, which accounted for substantially all of our revenue in both three-month periods. The decrease in revenues from the three month period ended December 31, 1999 to the three month period ended December 31, 2000 was primarily attributable to the deferral of certain collaboration technology access payments that we received and that will be recognized over the period during which we fulfill our commitments under a certain collaboration agreement.

EXPENSES

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended December 31, 2000 increased 91% to $3,619,000 from $1,891,000 for the three months ended December 31, 1999. This increase primarily derives from our efforts to develop new products for our internal pipeline and includes payments made in connection with the MorphoSys and Genzyme Transgenics agreements. We expect that future research and development expenses will significantly increase in connection with the further development of new TAP product candidates.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 2000 increased 63% to $1,047,000 from $643,000 for the three months ended December 31, 1999. This increase was primarily due to increased business development and investor relations efforts. Future general and administrative expenses are also expected to increase in connection with the continued development of our product candidates and technologies.

INTEREST INCOME

         Interest income for the three months ended December 31, 2000 increased to $1,243,000 from $70,000 for the three months ended December 31, 1999. The increase in interest income from 1999 to 2000 is primarily attributable to higher cash and investment balances resulting from our November 2000 secondary stock offering, a collaborator investment of $15,000,000 and receipt of $7,000,000 in collaborator milestone payments during the quarter ended December 31, 2000.

OTHER INCOME

         Other income for the three months ended December 31, 2000 increased to $249,000 from $42,000 for the same period in the prior year. The increase is attributable to $250,000 we received as a settlement in a securities litigation case filed on our behalf.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

         Total revenues for the six months ended December 31, 2000 decreased 65% to $2,385,000 from $6,505,000 for the six months ended December 31, 1999. Our largest revenue source is our collaboration revenue, which accounted for substantially all of our revenue in both three-month periods. The decrease in revenues from the six month period ended December 31, 1999 to the three month period ended December 31, 2000 was primarily attributable to the deferral of certain collaboration technology access payments that we received and that will be recognized over the period during which we fulfill our commitments under a certain collaboration agreement.

EXPENSES

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended December 31, 2000 increased 93% to $7,188,000 from $3,722,000 for the six months ended December 31, 1999. This increase primarily relates to:
(i) our efforts to develop new products for our internal pipeline and includes payments made in connection with the MorphoSys and Genzyme Transgenics agreements and (ii) expenses related to the initiation and support of the our second Phase I/II clinical trial of our small-cell lung cancer product, huN901-DM1/BB-10901, coupled with ongoing support of our first Phase I/II clinical trial of our colorectal cancer product, huC242-DM1/SB-408075. We expect that future research and development expenses will significantly increase in connection with the further development of new TAP product candidates.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended December 31, 2000 increased 66% to $1,902,000 from $1,146,000 for the six months ended December 31, 1999. This increase was primarily due to increased administrative and business development staffing as well as increased expenditures associated with business development and investor relations. Future general and administrative expenses are also expected to increase in connection with the continued development of our product candidates and technologies.

INTEREST INCOME

         Interest income for the six months ended December 31, 2000 increased to $1,456,000 from $124,000 for the six months ended December 31, 1999. The increase in interest income from 1999 to 2000 is primarily attributable to higher cash and investment balances resulting from our November 2000 secondary stock offering, a collaborator investment of $15,000,000 in September 2000 and receipt of $7,000,000 in collaborator milestone payments during the quarter ended December 31, 2000.

OTHER INCOME

         Other income for the six months ended December 31, 2000 increased to $269,000 from $42,000 for the same period in the prior year. The increase is attributable to $250,000 we received as a settlement in a securities litigation case filed on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had approximately $158.5 million in cash and short-term investments. In November 2000, we completed a secondary offering of 4.0 million shares of our common stock. Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development. Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include milestone revenues earned under our collaboration agreement with SmithKline Beecham, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase Common Stock and income earned on invested assets. For the six months ended December 31, 2000, we were cash flow positive on an operational basis.

         Net cash provided by operations during the six months ended December 31, 2000 was $20,000 compared to net cash used in operations of $673,000 in the six months ended December 31, 1999. This decrease in operational cash use is largely due to the timing of receipt of collaboration payments and higher interest income, offset by increased operational expenses.

                  Net cash used in investing activities was $1.45 million for the six months ended December 31, 2000, and primarily represents capital expenditures. Capital purchases were $1.39 million for the six months ended December 31, 2000, and consisted primarily of costs associated with the buildout of our existing Norwood, Massachusetts development and pilot manufacturing facility. We anticipate additional capital expenditures for the completion of this project to be less than $300,000 over the next three months. Certain capital outlays are expected to be reimbursed pursuant to our collaborative agreements.

         Net cash provided by financing activities increased to $142.2 million for the six months ended December 31, 2000 versus $5.2 million provided by financing activities for the six months ended December 31, 1999. The increase is largely due to our November 2000 secondary offering of 4.0 million shares of common stock, the exercise of 381,342 warrants and 266,456 stock options during the six-month period ended December 31, 2000 and the September 7, 2000 issuance of 789,474 shares of our common stock to Abgenix. Our total proceeds from all common stock issued for the six months ended December 31, 2000 were $142.2 million.

         We anticipate that our capital resources will enable us to meet our operational expenses and capital expenditures for the foreseeable future. We believe that the proceeds from our November 2000 secondary stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot assure you that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements to be filed with the SEC. The net effect of SAB 101, when applicable, could defer into future accounting periods revenue recognition for some milestone payments previously received. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth calendar quarter of 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The implementation of SAB 101 could have a material effect on our reported financial results for the year ended June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company's interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company's overall interest rate exposure at December 31, 2000, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


         In October 2000, holders of warrants originally issued in connection with a private placement of the Company's Series B Convertible Preferred Stock exercised their rights to acquire 57,500 shares of Common Stock at $5.49 per share.
Proceeds from this warrant exercise will be used to fund current operations.

         In October 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 20,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

         In November 2000, the Company completed a secondary offering of 4.0 million shares of Common Stock at $33.00 per share, before underwriters' discounts. Net proceeds to the Company were $124.8 million. Proceeds from the secondary offering will be used to fund current operations and invest in technologies and collaborations to increase the number of potential products in the Company's internal pipeline.

         In November 2000, the Company adjusted warrants, originally held in connection with a private placement of convertible debentures, in accordance with the anti-dilution provision of those warrants. The warrants, prior to adjustment were for 2,185,660 shares of common stock at exercise prices between $3.46 and $5.19 per share. The adjusted warrants are for 2,439,215 shares at exercise prices between $3.31 and $4.97 per share. In addition, the Company issued a five-year warrant for 340,000 shares of Common Stock at an exercise price of $38.00 per share, in lieu of amending the warrants, in accordance with their anti-dilution provisions, as a result of the Company's November 2000 secondary offering.

         During the six-month period ended December 31, 2000, holders of options issued through the Company's Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 266,456 shares at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $704,359, will be used to fund current operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on November 14, 2000. At the meeting, the following matters were voted upon:

          (1) The proposal to elect six (6) directors was approved by a vote of 29,938,777 shares FOR and 56,626 shares WITHHELD.

          (2) The following persons were elected as Directors of the Company and the record votes cast is as set forth below:

                  Name               Votes Cast           Votes For            Votes Withheld
         ----------------------- ------------------- --------------------- -----------------------
         Mitchel Sayare              29,995,403           29,938,577               56,826
         Walter A. Blattler          29,995,403           29,938,777               56,626
         David W. Carter             29,995,403           29,930,737               64,666
         Michael R. Eisensen         29,995,403           29,916,437               78,966
         Stuart F. Feiner            29,995,403           29,931,537               63,866
         Mark Skaletsky              29,995,403           29,905,077               90,326


ITEM 5. OTHER INFORMATION.

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

                    None.

         (b)  Reports on Form 8-K

                    Form 8-K dated October 10, 2000-Item 5: Other Events. ImmunoGen, Inc. and MorphoSys announce a collaboration agreement between the two companies for the discovery and development by MorphoSys of human monoclonal antibodies against certain specified ImmunoGen Targets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMMUNOGEN, INC.


Date: February 14, 2001               By:  /s/ Mitchel Sayare
                                           Mitchel Sayare
                                           President and Chief Executive Officer
                                           (principal executive and interim principal
                                           financial officer)

Date: February 14, 2001               By:  /s/ Virginia A. Lavery
                                           Virginia A. Lavery
                                           Sr. Corporate Controller
                                           (principal accounting officer)