Form 10-Q
period 2001-03-31
IMMUNOGEN INC
filed 2001-05-15
CIK 855654

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-17999

                            ------------------------

                                IMMUNOGEN, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2726691
                -------------                                   ----------
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                                     128 SIDNEY STREET
                                    CAMBRIDGE, MA 02139
--------------------------------------------------------------------------------------------
                (Address of principal executive offices, including zip code)

                                      (617) 995-2500
--------------------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes /X/  No / /

    At May 9, 2001 there were 38,532,968 shares of common stock, par value $.01 per share, of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IMMUNOGEN, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

     a.  Condensed Consolidated Balance Sheets as of March 31, 2001
           and June 30, 2000.........................................      3
     b.  Condensed Consolidated Statements of Operations for the
           three months and nine months ended March 31, 2001 and
           2000......................................................      4
     c.  Condensed Consolidated Statements of Stockholders' Equity
           for the year ended June 30, 2000 and the nine months ended
           March 31, 2001............................................      5
     d.  Condensed Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2001 and 2000......................      6
     e.  Notes to Condensed Consolidated Financial Statements........      7

Item 2.  Management's Discussion and Analysis of Financial Condition      14
and Results of
          Operations.................................................

                                                                          18
Item 3.  Quantitative and Qualitative Disclosures about Market
Risk.................................................................

                                                                          19
PART II.  OTHER INFORMATION..........................................

                                                                          20
SIGNATURES...........................................................

                                                                          21
EXHIBIT INDEX........................................................

                                IMMUNOGEN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000
                                  (UNAUDITED)

                                                                MARCH 31,       JUNE 30,
                                                                  2001            2000
                                                              -------------   -------------
                                          ASSETS
Cash and cash equivalents...................................  $  16,832,999   $   8,155,770
Marketable securities.......................................     93,757,489       9,173,622
Due from related parties....................................             --          47,352
Inventory...................................................      1,574,767              --
Prepaid and other current assets............................      1,305,517         415,441
                                                              -------------   -------------
Total current assets........................................    113,470,772      17,792,185

Long term marketable securities.............................     45,239,992              --
Property and equipment, net of accumulated depreciation.....      3,138,519       1,508,396
Other assets................................................         43,700          43,700
                                                              -------------   -------------
    Total Assets............................................  $ 161,892,983   $  19,344,281
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $     930,942   $     891,419
Accrued compensation........................................        525,085         204,210
Other current accrued liabilities...........................      1,598,797         987,475
Current portion of capital lease obligations................         20,309          60,083
Current portion of deferred revenue.........................        384,588         325,000
                                                              -------------   -------------
Total current liabilities...................................      3,459,721       2,468,187

Capital lease obligations...................................             --           8,137
Deferred revenue............................................      8,000,000       1,500,000
                                                              -------------   -------------
    Total liabilities.......................................     11,459,721       3,976,324

Stockholders' equity:
Common stock, $.01 par value; authorized 50,000,000 shares
  as of March 31, 2001 and June 30, 2000; issued and
  outstanding 38,531,418 shares and 33,050,659 shares as of
  March 31, 2001 and June 30, 2000, respectively............        385,314         330,507
Additional paid-in capital..................................    310,818,694     168,682,991
Accumulated deficit.........................................   (161,052,162)   (153,955,925)
Accumulated other comprehensive income......................        281,416         310,384
                                                              -------------   -------------
    Total stockholders' equity..............................    150,433,262      15,367,957
                                                              -------------   -------------
    Total liabilities and stockholders' equity..............  $ 161,892,983   $  19,344,281
                                                              =============   =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   MARCH 31,                   MARCH 31,
                                           -------------------------   --------------------------
                                              2001          2000           2001          2000
                                           -----------   -----------   ------------   -----------
Revenues:
  Revenue earned under collaboration
    agreements...........................  $   155,412   $        --   $  2,440,412   $ 6,500,000
  Clinical materials reimbursement.......      561,615            --        561,615            --
  Development fees.......................       35,164            --        135,233         4,800
  Licensing..............................           --            --             --           485
                                           -----------   -----------   ------------   -----------
    Total revenues.......................      752,191            --      3,137,260     6,505,285

Expenses:
  Cost of clinical materials
    reimbursed...........................      561,615            --        561,615            --
  Research and development...............    3,739,396     2,262,513     10,927,145     5,984,229
  General and administrative.............    1,179,697       689,167      3,081,231     1,835,445
                                           -----------   -----------   ------------   -----------
    Total expenses.......................    5,480,708     2,951,680     14,569,991     7,819,674

Net loss from operations.................   (4,728,517)   (2,951,680)   (11,432,731)   (1,314,389)
  Gain/(loss) on the sale of assets......           --            50         (1,900)        1,538
  Interest income, net...................    2,583,606       115,961      4,038,340       239,919
  Realized gains on investments..........       92,582            --         92,582            --
  Other income...........................       20,266         6,000        290,072        48,030
                                           -----------   -----------   ------------   -----------
Net loss before income tax expense and
  minority interest......................   (2,032,103)   (2,829,669)    (7,013,637)   (1,024,902)
  Income tax expense.....................       27,600            --         82,600            --
                                           -----------   -----------   ------------   -----------
Net loss before minority interest........   (2,059,703)   (2,829,669)    (7,096,237)   (1,024,902)
  Minority interest in net loss of
    consolidated subsidiary..............           --        25,290             --        75,870
                                           -----------   -----------   ------------   -----------
Net loss.................................  $(2,059,703)  $(2,804,379)  $ (7,096,237)  $  (949,032)
                                           ===========   ===========   ============   ===========
Loss per common share:
  Basic..................................  $     (0.05)  $     (0.09)  $      (0.20)  $     (0.03)
                                           ===========   ===========   ============   ===========
  Diluted................................  $     (0.05)  $     (0.09   $      (0.20)  $     (0.03)
                                           ===========   ===========   ============   ===========
Average common shares outstanding:
  Basic..................................   38,518,911    32,051,859     36,058,066    28,356,336
                                           ===========   ===========   ============   ===========
  Diluted................................   38,518,911    32,051,859     36,058,066    28,356,336
                                           ===========   ===========   ============   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED JUNE 30, 2000 AND THE NINE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                                    PREFERRED                                        ACCUMULATED
                                           COMMON STOCK               STOCK           ADDITIONAL                        OTHER
                                       ---------------------   -------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                         SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT          INCOME
                                       ----------   --------   --------   --------   ------------   -------------   --------------
Balance at June 30, 1999.............  25,668,797   $256,687     2,400      $ 24     $158,790,821   $(153,718,365)     $     --

Unrealized gains on marketable
  securities, net....................          --         --        --        --               --              --       310,384
Net loss for the year ended June 30,
  2000...............................          --         --        --        --               --        (237,560)           --
Comprehensive Income.................          --         --        --        --               --              --            --
Stock Options exercised..............     131,567      1,316        --        --          219,192              --            --
Exercise of put option...............   1,023,039     10,231        --        --        2,489,769              --            --
Warrants exercised...................   3,403,728     34,037        --        --        4,408,575              --            --
Conversion of Series E Convertible
  Preferred Stock into Common
  Stock..............................   2,823,528     28,236    (2,400)      (24)         (28,212)             --            --
Compensation for stock option vesting
  acceleration for terminated
  officer............................          --         --        --        --          349,716              --            --
Value ascribed to ImmunoGen warrants
  issued to BioChem, net of financing
  costs..............................          --         --        --        --        2,453,130              --            --
                                       ----------   --------    ------      ----     ------------   -------------      --------
Balance at June 30, 2000.............  33,050,659   $330,507        --      $ --     $168,682,991   $(153,955,925)     $310,384
                                       ==========   ========    ======      ====     ============   =============      ========
Unrealized losses on marketable
  securities, net....................          --         --        --        --               --              --       (28,968)
Net loss for the nine months ended
  March 31, 2001.....................          --         --        --        --               --      (7,096,237)           --
Comprehensive loss...................          --         --        --        --               --              --            --
Stock Options exercised..............     309,944      3,099        --        --          755,661              --            --
Warrants exercised...................     381,342      3,813        --        --        1,706,735              --            --
Issuance of Common Stock to Abgenix..     789,473      7,895        --        --       14,992,105              --            --
Issuance of Common Stock to Public,
  net of financing costs.............   4,000,000     40,000        --        --      124,681,202              --            --
                                       ----------   --------    ------      ----     ------------   -------------      --------
Balance at March 31, 2001............  38,531,418   $385,314        --      $ --     $310,818,694   $(161,052,162)     $281,416
                                       ==========   ========    ======      ====     ============   =============      ========


                                                            TOTAL
                                       COMPREHENSIVE    STOCKHOLDERS'
                                       INCOME (LOSS)       EQUITY
                                       --------------   -------------
Balance at June 30, 1999.............   $        --     $  5,329,167
Unrealized gains on marketable
  securities, net....................       310,384          310,384
Net loss for the year ended June 30,
  2000...............................      (237,560)        (237,560)
                                        -----------
Comprehensive Income.................   $    72,824               --
                                        ===========
Stock Options exercised..............            --          220,508
Exercise of put option...............            --        2,500,000
Warrants exercised...................            --        4,442,612
Conversion of Series E Convertible
  Preferred Stock into Common
  Stock..............................            --               --
Compensation for stock option vesting
  acceleration for terminated
  officer............................            --          349,716
Value ascribed to ImmunoGen warrants
  issued to BioChem, net of financing
  costs..............................            --        2,453,130
                                        -----------     ------------
Balance at June 30, 2000.............   $        --     $ 15,367,957
                                        ===========     ============
Unrealized losses on marketable
  securities, net....................       (28,968)         (28,968)
Net loss for the nine months ended
  March 31, 2001.....................    (7,096,237)      (7,096,237)
                                        -----------
Comprehensive loss...................   $(7,125,205)              --
                                        ===========
Stock Options exercised..............            --          758,760
Warrants exercised...................            --        1,710,548
Issuance of Common Stock to Abgenix..            --       15,000,000
Issuance of Common Stock to Public,
  net of financing costs.............            --      124,721,202
                                        -----------     ------------
Balance at March 31, 2001............   $        --     $150,433,262
                                        ===========     ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              -------------   ------------
Cash flows from operating activities:
  Net loss to common stockholders...........................  $  (7,096,237)  $   (949,032)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................        389,206        367,574
    (Gain)/loss on sale of property and equipment...........          1,900         (1,538)
    Tax benefit from stock options exercised................             --         13,419
    Minority interest in net loss of consolidated
      subsidiary............................................             --        (75,870)
    Amortization of deferred lease..........................             --        (35,172)
    Changes in operating assets and liabilities:
      Due from related parties..............................         47,352             --
      Inventory.............................................     (1,574,767)        52,152
      Prepaid and other current assets......................       (890,076)       (48,841)
      Accounts payable......................................         39,523        (30,757)
      Accrued compensation..................................        320,875        (23,450)
      Deferred revenue......................................      6,559,588             --
      Other current accrued liabilities.....................        611,322       (130,527)
                                                              -------------   ------------
        Net cash used for operating activities..............     (1,591,314)      (862,042)
Cash flows from investing activities:
  Payments received on note receivable......................             --        350,000
  Purchase of marketable securities, net....................   (129,823,859)   (10,978,750)
  Unrealized gain on cash and cash equivalents..............        (28,968)            --
  Proceeds from sale of property and equipment..............          7,500          1,795
  Capital expenditures......................................     (2,028,729)      (243,044)
                                                              -------------   ------------
    Net cash used for investing activities..................   (131,874,056)   (10,869,999)
Cash flows from financing activities:
  Proceeds from common stock issuance, net..................    139,721,202      7,146,671
  Proceeds from issuance of subsidiary convertible preferred
    stock, net..............................................             --      2,529,000
  Proceeds from stock options exercised, net................        758,760             --
  Proceeds from warrants exercised, net.....................      1,710,548             --
  Principal payments on capital lease obligations...........        (47,911)       (41,824)
                                                              -------------   ------------
    Net cash provided by financing activities...............    142,142,599      9,633,847
                                                              -------------   ------------
Net change in cash and cash equivalents.....................      8,677,229     (2,098,194)
Cash and cash equivalents, beginning balance................      8,155,770      4,225,580
                                                              -------------   ------------
Cash and cash equivalents, ending balance...................  $  16,832,999   $  2,127,386
                                                              =============   ============
Supplemental disclosures:
Due from related party for quarterly investment payment.....  $          --   $    843,000
                                                              =============   ============
Cash paid for taxes.........................................  $      55,000   $         --
                                                              =============   ============
Cash paid for interest......................................  $       5,483   $     14,265
                                                              =============   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                IMMUNOGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    ImmunoGen, Inc. (ImmunoGen or the Company) was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies, and does not expect to derive revenue from commercially approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for the foreseeable future. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (See Note B), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements at March 31, 2001 and June 30, 2000 and for the three-month and nine-month periods ended March 31, 2001 and 2000 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the condensed consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

CASH AND CASH EQUIVALENTS

    The Company considers all investments purchased with maturity dates of three months or less from the date of acquisition to be cash equivalents.

MARKETABLE SECURITIES

    In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities typically with maturity dates of less than one year. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities which meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices. Unrealized gains and losses are reported net, as comprehensive income, within stockholders' equity. The cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income.

    As of March 31, 2001 and June 30, 2000, $16,832,999 and $8,155,770,
respectively in cash, overnight government repurchase agreements and other investments maturing in three months or less were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of March 31, 2001 are as follows:

                                                                GROSS        GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED    ESTIMATED
                                                   COST         GAINS        LOSSES      FAIR VALUE
                                               ------------   ----------   ----------   ------------
Cash and money market funds..................  $ 14,924,048          --           --    $ 14,924,048
Commercial paper.............................     1,909,464          --         (513)      1,908,951
Government treasury notes....................    42,810,998     114,050                   42,925,048
Federal Agencies.............................    10,002,710          --      (10,042)      9,992,668
Asset-backed securities......................    36,205,601     127,834           --      36,333,435
Corporate Notes..............................    46,616,655      58,247      (13,817)     46,661,085
Bank Notes...................................     3,079,588       5,657           --       3,085,245
                                               ------------    --------     --------    ------------
    Total....................................   155,549,064     305,788      (24,372)    155,830,480
Less amounts classified as cash and cash
  equivalents................................   (16,833,512)         --          513     (16,832,999)
                                               ------------    --------     --------    ------------
Total marketable securities..................  $138,715,552    $305,788     $(23,859)   $138,997,481
                                               ============    ========     ========    ============

    The Company realized gains of $92,582 on available-for-sale securities during the three- and nine-month periods ended March 31, 2001.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost includes material, conversion and overhead costs.

COMPUTATION OF LOSS PER COMMON SHARE

    Basic and diluted earnings/(loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the dilutive effect of stock options, warrants and other convertible securities. ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 5,110,175 and 5,344,791 for the three and nine months ended March 31, 2001, respectively and 5,009,091 and 4,923,385 for the three and nine months ended March 31, 2000, respectively. ImmunoGen Common Stock equivalents have not been included in the loss per share calculations for the three- and nine- month periods ended March 31, 2001 and 2000 because their effect is anti-dilutive. Components of calculating net earnings/(loss) per share are set forth in the following table:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Net loss to common shareholders...........  $(2,059,703)  $(2,804,379)  $(7,096,237)  $  (949,032)
                                            ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding, basic and diluted..........   38,518,911    32,051,859    36,058,066    28,356,336
                                            ===========   ===========   ===========   ===========
Loss per common share, basic..............  $     (0.05)  $     (0.09)  $     (0.20)  $     (0.03)
                                            ===========   ===========   ===========   ===========
Loss per common share, diluted............  $     (0.05)  $     (0.09)  $     (0.20)  $     (0.03)
                                            ===========   ===========   ===========   ===========

COMPREHENSIVE INCOME/(LOSS)

    The Company presents comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." For the nine-month period ended March 31, 2001, total comprehensive loss equaled
$7.1 million. Comprehensive loss was comprised entirely of net loss and net unrealized losses recognized on available-for-sale debt securities.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues in financial statements to be filed with the SEC. The net effect of SAB 101, when applicable, could defer into future accounting periods revenue recognition for some milestone payments previously received. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. The Company will implement SAB 101 in the fourth quarter of the fiscal year ended June 30, 2001, retroactive to the first quarter of the year then ended. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company expects that implementation of SAB 101 could have a material effect on the reported financial results for the year ending June 30, 2001.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with current year presentation.

B.  AGREEMENTS

    In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, wholly-owned subsidiaries of GlaxoSmithKline (collectively, SB) to develop and commercialize ImmunoGen's lead Tumor Activated Prodrug (or TAP), huC242-DM1 (the SB Agreement) for the treatment of colorectal, pancreatic and certain non-small lung cancers. Under the terms of the agreement, the Company could receive up to $41.5 million, subject to the achievement by the Company of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at ImmunoGen's option, SB will purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. Through March 2001, SB had purchased
$2.5 million worth of ImmunoGen Common Stock.

    The SB Agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. To that end, the Company will be responsible for certain costs associated with the first and third Phase I/II clinical studies. The first clinical study was initiated in December 1999. The third clinical study began in May 2001, and is discussed further in Note E. All costs subsequent to the Phase I/II clinical studies will be the responsibility of SB.

    As of March 31, 2001, the Company had received five milestones totaling $11.5 million under the SB Agreement. All the milestones have been recorded as collaboration revenue, with the exception of $85,000 of the fourth milestone, which has been recorded as deferred revenue until such time as the remaining ongoing commitments associated with this milestone have been satisfied.

    In May 2000, the Company executed two separate licensing agreements with Genentech, Inc. of South San Francisco, California. The first agreement grants an exclusive license to Genentech for ImmunoGen's TAP technology for use with antibodies such as Herceptin-Registered Trademark-. Under the terms of the agreement,

Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received and recorded as revenue a $2.0 million non-refundable payment for execution of the agreement for which no further performance is required. In addition to royalties on net sales, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive up to nearly $40.0 million.

    In addition to the Herceptin-Registered Trademark- agreement described above, the Company announced in May 2000 that it has entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received and recorded as revenue a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for certain other payments based on Genentech's achievement of milestones, assuming all benchmarks are met for potentially up to nearly $40.0 million per antigen target, and royalties on net sales of resulting products. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it manufactures under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

    Also in May, 2000, the Company entered into a development, commercialization and license agreement with British Biotech Pharmaceuticals Limited (British Biotech), a biotechnology company located in Oxford, England, to develop and commercialize the Company's huN901-DM1 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1, which has been deferred, to be recorded as revenue as the Company completes its preclinical development obligations. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan.

    In September 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Freemont, California (Abgenix). The agreement provides Abgenix with access to the Company's TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. The Company has received a total of $5.0 million in technology access fee payments and is entitled to potential milestone payments and royalties on net sales of any resulting products. At March 31, 2001, the Company has recorded $4.8 million of the technology access fees as deferred revenue to be recognized over the period of the collaboration agreement. In addition, on September 7, 2000, Abgenix purchased $15.0 million of the Company's common stock in accordance with the agreement. Abgenix has the right to extend its options for a specified period of time for an extension fee. The Company's agreement with Abgenix will terminate upon expiration of a specified time period during which the Company has given Abgenix access to its technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time. For the nine months ended March 31, 2001, the Company has recognized $0.2 million of the technology access fees as collaboration revenue.

    In September 2000, the Company entered into a collaboration agreement with MorphoSys AG of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that the Company has identified through its apoptosis research and is associated with a number of forms of cancer. The Company intends to develop products using antibodies generated by MorphoSys against this marker. The Company paid MorphoSys an $0.8 million technology access payment, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company reimburses MorphoSys for its research and development efforts related to identifying these antibodies. During the quarter and nine months ended March 31, 2001 the Company reimbursed Morphosys approximately $0.2 million and $0.4 million, respectively. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In November 2000, the Company entered into a collaboration agreement with Genzyme Transgenics Corporation of Framingham, Massachusetts (Genzyme Transgenics). Pursuant to this agreement, Genzyme Transgenics Corporation will produce ImmunoGen's humanized monoclonal antibody TAP, huN901. HuN901 is the antibody component of ImmunoGen's huN901-DM1, being developed in collaboration with British BioTech for treatment of small-cell lung cancer. The Company paid Genzyme Transgenics a $0.5 million project start-up fee, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In January 2001, the Company entered into a collaboration agreement with Avalon, Inc. (Avalon) of Gaithersburg, Maryland. Pursuant to the agreement, Avalon will provide gene targets to the Company. The Company will be responsible for the development, manufacture and commercialization of any resulting products. The Company paid Avalon an up front fee which was recorded as an R&D charge. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In March 2001, ImmunoGen entered into a five-year collaboration agreement with Millennium Pharmaceuticals, Inc. of Cambridge, Massachusetts (Millennium). The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received an up-front fee of $2.0 million late in the third quarter of 2001. The full amount of the up-front fee has been deferred and will be recorded as revenue as it is earned over the period of the agreement. This agreement also provides for certain other payments based on Millennium's achievement of milestones. Assuming all benchmarks are met, ImmunoGen could receive more than $40.0 million per antigen target. ImmunoGen will also receive royalties on net sales of any resulting products. Millennium will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three- year period, for an additional technology access fee.

    Also in March 2001, the Company and Raven Biotechnologies, Inc. of San Carlos, California (Raven) entered into a collaboration aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer. Raven will discover and provide to ImmunoGen cell surface targets and monoclonal antibodies. ImmunoGen will use these targets and antibodies to develop therapeutic products. ImmunoGen will have the development, manufacturing and commercialization rights to these products in North America and Europe in exchange for an up-front licensing fee, research support, milestones and royalties. Research and development expense for the quarter and nine months ended March 31, 2001 include the up-front licensing fee and quarterly research support paid to Raven.

C.  MINORITY INTEREST

    In July 1997, ATI entered into a collaboration agreement with BioChem
Pharma Inc. (BioChem), a biopharmaceutical company based in Quebec, Canada. This agreement granted BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. As of April 2000, BioChem had fulfilled all of its funding obligations under the agreement by purchasing a total of $11.1 million in non-voting, non-dividend-bearing convertible preferred stock of ATI.

    In April 2000, BioChem informed ATI of its decision not to extend the agreement beyond its scheduled July 31, 2000 termination date. Consequently, under the terms of the agreement, rights to all screens delivered to BioChem reverted to ATI effective August 1, 2000. However, certain provisions pertaining to the license of any products resulting from the collaboration will remain in force. As of August 1, 2000, no compound leads had been identified.

    The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through March 31, 2001, 11,125 shares of ATI preferred stock had been issued to BioChem, representing a 15% minority interest (on an if-converted and fully diluted basis) in the net equity of ATI. This minority interest portion of ATI's loss reduced ImmunoGen's net loss in the three- and nine-month periods ended March 31, 2000 by $25,000 and $76,000, respectively. Based upon an independent appraisal, approximately 3% of the $11.1 million invested, or approximately $0.3 million, was allocated to the minority interest in ATI, with the remainder, or approximately $10.8 million, allocated to the Company's equity.

    As part of the BioChem agreement, BioChem also received warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen Common Stock determined by dividing $11.125 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value of such securities. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

D.  CAPITAL STOCK

    In July 2000, a holder of warrants originally issued in connection with a private placement of the Company's Series A Convertible Preferred Stock exercised his right to acquire 50,000 shares of Common Stock at $3.11 per share. Proceeds from this warrant exercise will be used to fund current operations.

    In September 2000, ImmunoGen sold 789,473 shares of unregistered common stock to Abgenix at $19 per share. Proceeds to the Company were $15.0 million, which will be used for working capital and general corporate purposes, including research and development.

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

    In November 2000, the Company completed a public offering of 4.0 million shares of Common Stock at $33.00 per share. Net proceeds to the Company were $124.7 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including research and development.

    During the nine-month period ended March 31, 2001, holders of options issued under the Company's Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 309,944 shares of common stock at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $758,760, will be used to fund current operations.

E.  SUBSEQUENT EVENT

    On May 8, 2001, ImmunoGen announced that, in collaboration with SB, it had commenced a third Phase I/II clinical study of huC242-DM1/SB408075, its lead TAP. The study is designed to evaluate huC242-DM1/SB408075 in a more dose intensive regimen. ImmunoGen and SB will jointly fund the costs of the study.

                                IMMUNOGEN, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since our inception, we have been principally engaged in the development of antibody based cancer therapeutics. Our product candidates, TAPs, consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic agent which is delivered directly to the tumor cell where it bonds to and is internalized by the tumor cell. Once internalized, the cytotoxic agent kills the tumor cell. The cytotoxic agent we currently use in all of our TAPs is maytansinoid, a chemical derivation of a naturally occurring substance called maytansine. As of March 31, 2001, our accumulated deficit was approximately $161.1 million. We have incurred significant net losses since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years to continue development of our TAP technology and product candidates, expand our operations, conduct clinical trials and apply for regulatory approvals.

    We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products with antibodies. We also have licensed certain rights to our first two internally developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for fees, milestone payments and royalties on product sales. Our collaborative partners include SmithKline Beecham, Genentech, Abgenix, British Biotech, Millennium, MorphoSys, Genzyme Transgenics, Avalon and Raven. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

    In September 2000, we entered into a collaboration agreement with Abgenix, Inc. of Freemont, California. The agreement provides Abgenix with access to our maytansinoid TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. Through
March 31, 2001, we have received a total of $5.0 million in technology access fee payments. We are also entitled to potential milestone payments and royalties on net sales of any resulting products. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. Abgenix has the right to extend its product license options for a specified period of time for an extension fee. Our agreement with Abgenix will terminate upon expiration of a specified time period during which we have given Abgenix access to our technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In September 2000, we entered into a collaboration agreement with MorphoSys AG of Martinsried, Germany. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that we have identified through our apoptosis research and which is associated with a number of forms of cancer. We intend to develop products using antibodies generated by MorphoSys against this marker. We paid MorphoSys an $0.8 million technology access payment, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party remains uncured for a certain period of time.

    In November 2000, we entered into a collaboration agreement with Genzyme Transgenics Corporation of Framingham, Massachusetts. Pursuant to this agreement, Genzyme Transgenics Corporation will produce our humanized monoclonal antibody TAP, huN901. HuN901 is the antibody component of our TAP, huN901-DM1, being developed in collaboration with British Biotech for treatment of small-cell lung cancer. We paid Genzyme Transgenics a $0.5 million project start-up fee, recorded as an R&D charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In January 2001, we entered into an in-license agreement with Avalon. Pursuant to the agreement, Avalon will provide us with gene targets. We will be responsible for the development, manufacture and commercialization of any resulting products. We paid Avalon an up-front fee which was recorded as an R&D charge. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In March 2001, we entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium with access to our TAP technology for use with Millennium's antibodies along with options to obtain product licenses for antigen targets. The agreement may be extended for one subsequent three-year period for an additional technology access fee. Through March 31, 2001, we have received a total of $2.0 million in technology access fee payments which was recorded as deferred revenue to be recognized as earned over the period of the agreement. We are also entitled to potential milestone payments and royalties on net sales of any resulting products.

    Also in March 2001, we entered into an in-license agreement with Raven. Under the terms of the agreement, Raven will identify and provide to ImmunoGen both cell surface targets and monoclonal antibodies targeted at ovarian cancer. ImmunoGen will use these targets and antibodies to develop therapeutic products. ImmunoGen will have the development, manufacturing and commercialization rights to these products in North America and Europe in exchange for an up-front licensing fee, research support, milestones and royalty payments. Research and development expense for the quarter and nine months ended March 31, 2001 include the up-front licensing fee and quarterly research support paid to Raven.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

    We earn revenue from our collaborations, development fees and licensing fees. Total revenues for the three months ended March 31, 2001 were $0.8 million. There were no revenues for the same period in 2000. Our largest revenue source is collaboration revenue which accounted for substantially all of our revenue in the three months ended March 31, 2000. Revenues for the three months ended March 31, 2001 include $0.6 million of reimbursements related to our manufacture of clinical material under certain collaboration agreements. Under the terms of these agreements, our collaborators reimburse our fully burdened cost to manufacture clinical product. Also included in revenue for the third quarter of 2001 is $0.2 million of previously deferred milestone payments that are being recognized as earned.

EXPENSES

    COST OF CLINICAL MATERIALS REIMBURSED. Cost of clinical materials reimbursed represents the fully burdened cost of clinical materials that we produce for our collaborators, and for which we are reimbursed. Our first lots of clinical product that entitle us to reimbursement were manufactured and shipped during the quarter ended March 31, 2001.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2001 increased 65% to $3.7 million from $2.3 million for the three months ended March 31, 2000. In January 2001, our Board of Directors established a bonus plan. In February 2001, a bonus was paid to all of our officers and employees. We expensed the bonus during the third quarter of 2001, and established an accrual for anticipated future bonuses related to current Company and individual performance.

    The increase in R&D expenses in the quarter ending March 31, 2001 primarily relates to bonuses paid and accrued during the quarter and payments made in connection with the Avalon, Raven and MorphoSys licensing agreements. We expect that future research and development expenses will continue to increase in connection with the further development of new TAP product candidates.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2001 increased 71% to $1.2 million from $0.7 million for the three months ended March 31, 2000. This increase was largely due to the bonuses discussed previously, as well as increased business development and investor relations efforts. Future general and administrative expenses are also expected to increase in connection with the continued development of our product candidates and technologies.

INTEREST INCOME

    Interest income for the three months ended March 31, 2001 increased to $2.6 million from $0.1 million for the three months ended March 31, 2000. The increase in interest income from 2000 to 2001 is primarily attributable to higher cash and investment balances resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000 and receipt of $9.0 million in collaborator milestone payments during the nine months ended March 31, 2001.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

    Total revenues for the nine months ended March 31, 2001 decreased 52% to $3.1 million from $6.5 million for the nine months ended March 31, 2000. Our largest revenue source is our collaboration revenue, which accounted for substantially all of our revenue in both nine-month periods. The decrease in revenues from the nine-month period ended March 31, 2000 to the three-month period ended March 31, 2001 was primarily attributable to the deferral of certain collaboration technology access payments that we received and that will be recognized over the period during which we fulfill our commitments. Revenues for the nine months ended March 31, 2001 include $0.6 million of reimbursements related to our manufacture of clinical material under certain collaboration agreements. Also included in revenue for the nine months ended March 31, 2001 is $2.4 million of previously deferred milestone payments that are being recognized as earned.

EXPENSES

    COST OF CLINICAL MATERIALS REIMBURSED. Cost of clinical materials reimbursed represents the fully burdened cost of clinical materials that we produce for our collaborators, and for which we are reimbursed. Our first lots of clinical product that entitle us to reimbursement were manufactured and shipped during the quarter ended March 31, 2001.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended March 31, 2001 increased 83% to $10.9 million from $6.0 million for the nine months ended March 31, 2000. This increase primarily relates to: (i) the bonuses described above, (ii) our efforts to develop new products for our internal pipeline, including payments made in connection with the Avalon, Raven, MorphoSys and Genzyme Transgenics agreements and
(iii) expenses related to the support of the Phase I/II clinical trials of our lead cancer product, huC242-DM1/SB-408075. We expect that future research and development expenses will significantly increase in connection with the further development of new TAP product candidates.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended March 31, 2001 increased 68% to $3.1 million from $1.8 million for the nine months ended March 31, 2000. This increase was largely due to the bonuses discussed above, as well as increased business development and investor relations efforts. Future general and administrative expenses are also expected to increase in connection with the continued development of our product candidates and technologies.

INTEREST INCOME

    Interest income for the nine months ended March 31, 2001 increased to $4.0 million from $0.2 million for the nine months ended March 31, 2000. The increase in interest income from 2000 to 2001 is primarily attributable to higher cash and investment balances resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000 and receipt of $9.0 million in collaborator milestone payments during the nine months ended March 31, 2001.

OTHER INCOME

    Other income for the nine months ended March 31, 2001 increased to $0.3 million from $0.1 million for the same period in the prior year. The increase is attributable to $0.3 million we received as a settlement in a securities litigation case filed on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had approximately $16.8 million in cash and cash equivalents. In November 2000, we completed a secondary offering of 4.0 million shares of our common stock. Net proceeds of the offering were $124.7 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development. Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include milestone revenues earned under our collaboration agreement with SmithKline Beecham, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

    Net cash used in operations during the nine months ended March 31, 2001 was $1.6 million compared to net cash used in operations of $0.9 million in the nine months ended March 31, 2000. This increase in operational cash use is largely due to the increase in operating expenses discussed previously, offset by the receipt of $9.0 million of collaborator payments during the nine months ended March 31, 2001.

    Net cash used in investing activities was $131.9 million for the nine months ended March 31, 2001, and primarily represents our investment of excess cash in marketable securities. Capital purchases were $2.0 million for the nine months ended March 31, 2001, and consisted primarily of costs associated with the buildout of our existing Norwood, Massachusetts development and pilot manufacturing facility. We expect that certain capital outlays will be reimbursed pursuant to our collaborative agreements.

    Net cash provided by financing activities increased to $142.1 million for the nine months ended March 31, 2001 versus $9.6 million provided by financing activities for the nine months ended March 31, 2000. The increase is largely due to our November 2000 public offering of 4.0 million shares of common stock, the exercise of 381,342 warrants and 309,944 stock options during the nine-month period ended March 31, 2001 and the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix. Our total proceeds from all common stock issued for the nine months ended March 31, 2001 were $142.2 million.

    We anticipate that our capital resources will enable us to meet our operational expenses and capital expenditures for the foreseeable future. We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot assure you that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued SAB 101, which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues in financial statements to be filed with the SEC. The net effect of SAB 101, when applicable, could defer into future accounting periods revenue recognition for some milestone payments previously received. On June 26, 2000, the SEC deferred the implementation of

SAB 101 from the second calendar quarter of 2000 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. The Company will implement SAB 101 in the fourth quarter of the fiscal year ended June 30, 2001, retroactive to the first quarter of the year then ended. The implementation of SAB 101 will require companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We expect that the implementation of SAB 101 could have a material effect on our reported financial results for the year ending June 30, 2001.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with preclinical studies and clinical trials; the early stage of the Company's initial product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of the Company's products and technologies; the potential development by competitors of competing products and technologies; the Company's dependence on existing and potential collaborative partners, and the lack of assurance that the Company will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry, each as described in the Company's filings with the SEC from time to time, including, but not limited to its Annual Reprot on Form 10-K for the fiscal year ended June 30, 2000. As a result, the Company's future development efforts involve a high degree of risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company's interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company's overall interest rate exposure at March 31, 2001, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    During the nine-month period ended March 31, 2001, holders of options issued under the Company's Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 309,944 shares of common stock at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option exercises, $758,760, will be used to fund current operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable

ITEM 5.  OTHER INFORMATION.

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

            Ex. 10.1*     Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc.,
                          dated March 30, 2001
            Ex. 10.2*     Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated
                          March 28, 2001

------------------------

* Confidential treatment has been requested for portions of this Exhibit. The portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

       (b) Reports on Form 8-K

            Form 8-K dated March 5, 2001--Item 5: Other Events: ImmunoGen, Inc. announces the appointment of Gregg D. Beloff as Chief Financial Officer and ImmunoGen, Inc. and
            Millennium Pharmaceuticals, Inc. announce a collaboration agreement between the two companies that provides Millennium with broad access to ImmunoGen's Tumor-Activated
            Prodrug (TAP) technology.
            Form 8-K dated March 7, 2001--Item 5: Other Events: ImmunoGen, Inc. announces it has entered into a collaboration agreement with Millennium Pharmaceuticals, Inc. and that ImmunoGen will receive an up-front payment of $2.0 million in addition to potential royalties on net sales, the agreement provides for milestone payments under which ImmunoGen, Inc. may potentially receive more than $41.0 million per target.

            Form 8-K dated March 29, 2001--Item 5: Other Events: ImmunoGen, Inc. and Raven
            Biotechnologies, Inc. announce a collaboration aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IMMUNOGEN, INC.

Date: May 15, 2001                                     By:              /s/ MITCHEL SAYARE
                                                            -----------------------------------------
                                                                          Mitchel Sayare
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: May 15, 2001                                     By:             /s/ GREGG D. BELOFF
                                                            -----------------------------------------
                                                                         Gregg D. Beloff
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                    VICE PRESIDENT, FINANCE
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
------------  -----------
 Ex. 10.1*    Agreement between ImmunoGen, Inc. and Millennium
              Pharmaceuticals, Inc., dated March 30, 2001

 Ex. 10.2*    Agreement between ImmunoGen, Inc. and Raven
              Biotechnologies, Inc., dated March 28, 2001

------------------------

* Confidential treatment has been requested for portions of this Exhibit. The portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.