Form 10-K
period 2001-06-30
IMMUNOGEN INC
filed 2001-09-28
CIK 855654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
           ENDED JUNE 30, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at July 31, 2001: $561,241,621 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at July 31, 2001: 38,552,902 shares.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

    In this Annual Report on Form 10-K, ImmunoGen, Inc. (together with its subsidiaries, we, us, or the Company), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K.

THE COMPANY

    We are a leading developer of antibody-based cancer therapeutics. Our proprietary, tumor-activated prodrug, or TAP, technology, combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind directly to tumor cells. Our targeted delivery technology increases the potency and specificity of these cancer-specific antibodies, which allow our drugs to kill cancer cells with minimal harm to healthy tissue.

    We believe that our TAP technology will enable us to become a leader in the development of innovative biopharmaceutical treatments for cancer and other debilitating human diseases. We plan to achieve this goal by carrying out a business model that leverages our proprietary methods of targeting cancer as well as our broad scientific capabilities and drug development expertise. We are focused on developing our own proprietary products that we will take through later stages of clinical development in an effort to maximize shareholder return. We pay for the development of this product pipeline by selectively out-licensing our technology in exchange for cash that we use to feed the pipeline with new targets and fund clinical development. Currently, we have out-license agreements with GlaxoSmithKline plc, British Biotech plc, Genentech, Inc., Millennium Pharmaceuticals, Inc. and Abgenix, Inc. We also have technology in-license agreements to acquire therapeutic targets with Avalon Pharmaceuticals, Inc. and Raven Biotechnology, Inc.

    We are testing our two most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, as single agents in patients with colon, pancreatic and non-small-cell lung cancer and small-cell lung cancer, respectively. huC242-DM1/SB-408075 has already demonstrated safety in one phase I clinical trial and is currently being evaluated in two other phase I clinical trials. In published pre-clinical studies, an unhumanized version of this drug completely eliminated transplanted human colorectal tumors in mice with no detectable toxicity. Along with our partner, British Biotech, we are conducting a Phase I/II trial with our second product candidate, huN901-DM1/BB-10901, for the treatment of small-cell lung cancer at two clinical sites in the United States. We retain worldwide manufacturing rights to huN901-DM1/BB-10901 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

    ImmunoGen was organized as a Massachusetts corporation in March 1981. Our principal executive offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com.

OUR MARKET OPPORTUNITY

    Cancer is a leading cause of death worldwide and the second leading cause of death in the United States with approximately 1.2 million new cases and over 550,000 deaths expected this year. Existing cancer therapies, including surgery, radiation therapy and chemotherapy, frequently prove to be incomplete or ineffective, and are often toxic to the patient. We have developed our TAP technology to address this unmet therapeutic need.

    Monoclonal antibodies have been widely tested as a potential cancer therapeutic. While some of these antibodies have demonstrated anti-tumor activity as a single agent, most are not potent enough on their own to kill cancer cells. We believe that the potency and efficacy of a monoclonal antibody can be significantly improved by attaching to it a toxic payload. When using the right components and engineered properly, the antibody acts as delivery vehicle, carrying our powerful small molecule drugs specifically to cancer cells while minimizing the effect on healthy tissue.

TUMOR-ACTIVATED PRODRUGS

    We call our products tumor-activated prodrugs, or TAPs. Each TAP consists of an antibody that is chemically linked, or conjugated, to a small molecule drug that serves as an effector molecule. The antibodies we use target and bind specifically to antigens that are primarily found on certain types of cancer cells. Once bound to the cell surface, the cell internalizes our TAP, triggering the release of the effector molecules that then kill the cancer cell.

    Because TAPs are inactive until the drug component is released from the antibody component inside the target cell, each TAP acts as a prodrug. This means that the effector molecule remains inactive while circulating in the body and is only activated once inside the target tumor cell, thereby causing minimal harm to healthy tissue. This prodrug design allows us to deliver significantly more drug to the patient than would be the case if it were administered detached from the antibody.

    The small molecule drug we currently use in all of our TAPs is a maytansinoid, which is a chemical derivative of a naturally occurring substance called maytansine. This agent, which we refer to as DM1, is a potent inhibitor of cell division and can kill cancer cells at exceedingly low concentrations.

    In addition to DM1, we have tested several other classes of small-molecule drugs. Laboratory and pre-clinical tests lead us to believe that some of these small-molecule drugs offer great promise for use as effector molecules in TAPs. We are in the process of developing derivatives of some of these drugs that allow them to be attached to antibodies as inactive agents, but allow for their release in a fully active form at the target site.

    We believe our TAP product candidates will offer advantages over other cancer treatments because we design them to have all of the following attributes:

    - HIGH SPECIFICITY. We develop our TAPs with antibodies that bind to specific markers primarily expressed on certain types of cancer cells to pinpoint treatment only to the targeted cell.

    - HIGH POTENCY. We use highly potent small molecule effector drugs which are at least 100 to 1000 times more cytotoxic than traditional chemotherapeutics.

    - STABLE LINKAGE AND RELEASE. We design our TAPs with a highly stable link between the antibody and the effector molecule, allowing the effector molecule in its active form to be released only after the TAP is inside the cell.

    - MINIMAL TOXICITY. We expect our TAPs will offer the potential for an improved quality of life for patients due to reduced toxicity and more tolerable side effects.

    - NON-IMMUNOGENIC. We use fully-humanized antibodies and non-protein-based small molecule effector drugs in our TAP products. This reduces the risk that our TAPs will elicit an attack by the body's immune system, which could render them ineffective before they reach the targeted cancer cells.

BUSINESS GOALS AND STRATEGY

    Our goal is to become a leader in the development of innovative biopharmaceutical treatments for cancer and other debilitating human diseases. We plan to achieve this goal by carrying out a business model that is designed to leverage our proprietary TAP technology as well as our broad scientific and technological capabilities. Specifically, we license our TAP technology to third parties to generate cash flow that we use to fund the development of our own proprietary products, reducing the amount of operating cash we spend developing our internal pipeline.

    We refer to these arrangements as "autopilot" deals because they do not significantly burden our internal resources. We have entered into such deals with leading biotechnology companies including Genentech, Millennium and Abgenix. The arrangements are structured to provide us with up-front development fees, milestone payments and royalties if our collaborators are successful in developing and commercializing products. Under each of these arrangements, we work cooperatively with the other party to enhance the development of commercially viable products.

    We apply the cash flows from our "autopilot" deals to the development of our own product pipeline. We feed our pipeline through a combination of both internal targets and acquired technologies. Specifically, we acquire potential therapeutic targets and drug discovery technology through in-license agreements with third parties. Our in-license agreements with companies including Avalon and Raven offer a rich source of potential therapeutic targets while our collaboration with Morphosys AG, provides us with access to technology that enables us to identify fully human antibodies against a specific cell surface marker that we have identified. We also conduct our own, in-house discovery and development efforts. To date, our internal development efforts have been at least partially responsible for our huC242 and huN901 antibodies, as well as for several research and development stage antibody candidates.

    The key initiatives to carrying out our business model are:

    - EXPAND OUR PRODUCT PIPELINE. We intend to grow our pipeline of product candidates based on our proprietary TAP technology. We currently have two TAP candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, in human clinical trials. We partnered these product candidates to expedite their development. We are developing additional TAP products and antibodies in-house for the treatment of cancer. We are also working hard to discover additional cancer markers that we will use to develop new cancer therapeutics.

    - ESTABLISH AND EXPAND STRATEGIC ALLIANCES. We intend to continue to out-license our TAP technology to third party collaborators. We anticipate that these arrangements will generate cash flow through up-front fees, milestone payments and royalties on the sales of any resulting products. We already have a strong base of established strategic alliances with major pharmaceutical and biotechnology companies and, in the future, we expect to enter into additional similar collaborations. These alliances provide us with substantial cash flow, furnish us with access to important technology, broaden our product development pipeline and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators' substantial resources and expertise in research, pre-clinical and clinical development, regulatory issues, manufacturing and marketing.

    - RETAIN SIGNIFICANT PRODUCT RIGHTS. We intend to further develop new product candidates prior to entering into collaborations in order to obtain greater long-term returns from our product candidates. In addition, we intend to enter into collaborations in which we can retain marketing and/or manufacturing rights. For example, in the case of huN901-DM1/BB-10901, we have retained commercial rights in all territories outside of the European Union and Japan, as well as worldwide manufacturing rights.

    - BROADEN OUR TECHNOLOGY BASE. We will continue to enhance our TAP technology platform by identifying and developing potential target candidates using the latest technological advances. Our target identification and product development activities take advantage of our own internal development efforts as well as identifying, evaluating and integrating technologies licensed from third parties. We also believe that no single effector molecule will be applicable to all clinical needs. At present, we have a portfolio of effector molecules under development. We are using our experience to develop additional effector molecules and will continue to select and design new effector molecules with different mechanisms of cell destruction. Finally, we are pursuing, both internally and with third parties, innovative methods of manufacturing and process development.

PRODUCT CANDIDATES

    We currently have two products in human clinical trials. In addition, we have several other products, our own as well as those that are being developed in conjunction with our collaborators, in pre-clinical and research stages of development.

    The following table summarizes the primary indications, development stage and collaborative partner for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions of these product candidates appearing elsewhere in this Form 10-K. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the level of safety and efficacy of any product candidates that is necessary to obtain regulatory approval.

PRODUCT CANDIDATE                  CANCER INDICATION         STATUS(1)         PARTNER
-----------------              --------------------------   ------------   ---------------
huC242-DM1/SB-408075.........  Colorectal cancer            Phase I        GlaxoSmithKline
                               Pancreatic cancer
                               Non-small-cell lung cancer

huN901-DM1/BB-10901..........  Small-cell lung cancer       Phase I/II     British Biotech

Herceptin-Registered Trademark--DM1... Multiple cancers     Pre-clinical   Genentech

Anti-PSMA-DM1................  Multiple cancers             Pre-clinical   Millennium

MAb-DM1 Conjugates...........  Multiple cancers             Research       ImmunoGen

MAb-DM1 Conjugates...........  Multiple cancers             Research       Genentech

MAb-DM1 Conjugates...........  Multiple cancers             Research       Abgenix

MAb-DM1 Conjugates...........  Multiple cancers             Research       Millennium

------------------------

(1) See "Regulatory Matters," below, for definitions of "Phase I" and "Phase I/II" clinical trials. Pre-clinical status indicates that we, or our partners, are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in pre-clinical models or biochemical assays. Research status indicates that we, or our partners, are conducting research studies to determine the product candidates' viability as a potential therapeutic.

huC242-DM1/SB-408075

    Our most advanced TAP product candidate, huC242-DM1/SB-408075, consists of the humanized C242 monoclonal antibody linked to our small drug effector molecule DM1. We are developing this TAP with GlaxoSmithKline for the treatment of colorectal, pancreatic and certain non-small-cell lung cancers. We believe the C242 antibody possesses the specificity needed for use as a targeting agent in a TAP. It binds to all colorectal cancers, binds strongly to approximately 70% of colorectal cancers, and has minimal cross-reactivity with normal human tissues. In addition, laboratory tests indicate that the marker targeted by C242 is found on all pancreatic tumors and a majority of non-small-cell lung tumors.

    huC242-DM1/SB-408075 is currently in two Phase I clinical trials. The initial Phase I human clinical study, which began in December 1999, was a dose-escalating study designed to evaluate the pharmacokinetics, maximum tolerated dose and dose-limiting toxicities of huC242-DM1/SB-408075 when administered as a single infusion once every three weeks. The study was conducted at the Institute for Drug Development of the Cancer Therapy and Research Center, or CTRC, in San Antonio, Texas, under the direction of Anthony
W. Tolcher, M.D. and Eric K. Rowinsky, M.D.

    This study has completed enrollment and results of this study were presented at the 2001 Annual Meeting of the American Society of Clinical Oncology. The reported results were from patients with either colorectal (32 patients), pancreatic (4 patients) or non-small-cell lung cancer (1 patient). All patients treated had advanced solid malignancies refractory to standard therapy. The study results demonstrate a dose at which the TAP is well tolerated when given as a single bolus every three weeks. Further, no evidence of immunogenicity was observed. Two patients demonstrated minor responses (reduction of tumor size by approximately one-third) and four additional patients had persistent stable disease for greater than three months. A total of nine patients showed decreases in carcinoembryonic antigen levels. This antigen can be used by physicians to follow the course of colon cancer, monitor the effect of treatment, and detect recurrence.

    A second Phase I human clinical study, designed to evaluate the safety of huC242-DM1/SB-408075 when administered in a weekly regimen, is ongoing at the University of Chicago Cancer Research Center under the direction of Richard L. Schilsky, M.D. This study began in September 2000 and is designed to test the safety and tolerability of the drug on a more frequent dosing schedule.

    Finally, in May 2001, we began enrollment for a third Phase I human clinical study of huC242-DM1/SB-408075. This study is designed to evaluate huC242-DM1/SB-408075 when administered in a more dose-intensive regimen where patients are dosed three times weekly. The study is being conducted at the CTRC in San Antonio, Texas, under the direction of Anthony W. Tolcher, M.D. and Eric
K. Rowinsky, M.D.

huN901-DM1/BB-10901

    Our second TAP product in human clinical trials is huN901-DM1/BB-10901. We are developing this TAP, which was discovered and developed by ImmunoGen prior to entering into an agreement with British Biotech, for the treatment of small-cell lung cancer, or SCLC. We retain worldwide manufacturing rights to huN901-DM1/BB-10901 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

    huN901-DM1/BB-10901 was created by conjugating our effector molecule, DM1, with the humanized monoclonal antibody, huN901, which binds to a protein found on the surface of SCLC cells. In pre-clinical studies, huN901-DM1/BB-10901 eradicated SCLC tumors. Under the same experimental conditions, other chemotherapies used to treat SCLC, such as cisplatin and etoposide, produced only a temporary interruption of tumor growth.

    In May 2001, we initiated a Phase I/II trial for this product at two clinical sites in the United States. This open-label, dose-ranging study marks the first use of huN901-DM1/BB-10901 in cancer patients. The first phase of the study will test increasing doses of huN901-DM1/BB-10901 to evaluate the safety and maximum tolerated dose of the drug. Once the maximum tolerated dose has been defined, the Phase II portion of the study, designed to assess the drug's biological activity, will begin. Patients will receive a once-weekly, intravenous dose of huN901-DM1/BB-10901 for four weeks, followed by two weeks off, which is defined as one cycle of treatment. Patients may be eligible to receive repeat cycles. Approximately 80 patients who have failed other treatment options are expected to participate in this study. The study is being conducted by Frank V. Fossella, M.D., at the University of Texas M. D. Anderson Cancer Center in Houston, and by Anthony W. Tolcher, M.D., at the CTRC in San Antonio.

    SCLC is a serious and rapidly progressive form of lung cancer, most common in middle-aged and elderly patients, accounting for approximately a quarter of all lung cancer cases. Existing treatments for SCLC include chemotherapy and radiotherapy, and although initial responses to therapy are often obtained, patients commonly relapse and most die from their disease. Median survival for such patients is less than a year. The overall 5-year survival rate is estimated to be less than five percent.

HERCEPTIN-REGISTERED TRADEMARK--DM1

    We have licensed our maytansinoid technology, including DM1, to Genentech for the development of TAPs for cancers expressing the HER2 antigen. Herceptin-Registered Trademark--DM1 combines DM1 with Genentech's monoclonal antibody Herceptin-Registered Trademark-. As a naked antibody, Herceptin-Registered Trademark- is currently approved for use as first-line therapy in combination with Taxol-Registered Trademark- and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

OTHER PRODUCTS

    In addition to Herceptin-Registered Trademark--DM1, we also have licensed our maytansinoid technology to Genentech for use in a collaborative research project directed toward the development of TAPs linked to other antibodies owned by Genentech.

    We also have licensed our maytansinoid technology to Abgenix for use with its fully-human antibodies to develop a succession of TAP products. Finally, we have a collaboration with Millennium that provides them access to our TAP technology for use with Millennium's proprietary antibodies. They have declared Prostate Specific Membrane Antigen, or PSMA, as the first antibody target in this collaboration.

    We also have two collaboration agreements with MorphoSys. Pursuant to the terms of the first agreement, MorphoSys will attempt to identify fully-human antibodies against one of our cell surface targets that we may then develop as an anti-cancer therapeutic. We intend to develop products using antibodies generated by MorphoSys against this marker. Under the second agreement, we have licensed MorphoSys' HuCAL-Registered Trademark-, or Human Combinatorial Antibody Library, technology for the generation of research antibodies. We believe that access to the HuCAL-Registered Trademark- technology will facilitate and accelerate our internal research efforts.

LICENSES AND COLLABORATIONS

    As part of our business model, we enter into license agreements with third parties. In some cases, we out-license certain rights to our TAP technology to companies with product development and commercialization capabilities we wish to access, in exchange for up-front fees, milestone payments, and royalties on product sales. In other cases, we in-license certain rights to targets or technologies in exchange for up-front fees, milestone payments and royalties on product sales. Our principal licenses and collaborative agreements are listed below.

GLAXOSMITHKLINE PLC

    In February 1999, we entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, wholly-owned subsidiaries of GlaxoSmithKline, to develop and commercialize our lead TAP, huC242-DM1/SB-408075, for the treatment of colorectal, pancreatic and certain non-small-cell lung cancers. Under the terms of this agreement, we could receive payments totaling $41.5 million, subject to our achievement of certain development milestones. As of June 30, 2001, we have received one up-front and four milestone payments totaling $11.5 million under the GlaxoSmithKline agreement. We are also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at our option and subject to certain conditions, GlaxoSmithKline will purchase up to $5.0 million of our common stock. Between the signing of the agreement and June 30, 2001, GlaxoSmithKline had purchased, pursuant to our put option, $2.5 million of our common stock.

    We expect the GlaxoSmithKline agreement to provide us with sufficient cash funding to carry out our responsibilities in developing huC242-DM1/SB-408075. All costs subsequent to the Phase I clinical studies will be the responsibility of GlaxoSmithKline.

GENENTECH, INC.

    In May 2000, we entered into two separate licensing agreements with Genentech. The first agreement grants Genentech an exclusive license to our TAP technology for use with antibodies such as Herceptin-Registered Trademark-. Under the terms of this agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using our TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; we will be reimbursed for any pre-clinical and clinical materials that we manufacture under the agreement. We received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales, the terms of the agreement include other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, we would receive approximately $40.0 million in payments under this agreement.

    In addition to the Herceptin-Registered Trademark- agreement described above, we entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to our TAP technology for use with Genentech's other proprietary antibodies. This agreement provides Genentech with a license to utilize our TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; we will be reimbursed for any pre-clinical and clinical materials that we manufacture under the agreement. Under this agreement, we received a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for other payments based on Genentech's achievement of milestones per antigen target, and royalties on net sales of any resulting products. Assuming all milestones are met, we would receive approximately $40.0 million in payments per antigen target under this agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

BRITISH BIOTECH PLC

    In May 2000, we entered into a collaboration with British Biotech to develop and commercialize our huN901-DM1/BB-10901 TAP for the treatment of small-cell lung cancer. We granted British Biotech exclusive rights to develop and commercialize huN901-DM1/BB-10901 in the European Union and Japan. We retain the rights to commercialize huN901-DM1/BB-10901 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. We will be reimbursed for manufacturing the product for clinical trials. British Biotech paid us a fee of $1.5 million for its territorial rights to huN901-DM1/BB-10901. Upon approval of the product for marketing in the United States, we will pay to British Biotech a one-time milestone payment of $3.0 million. We will receive royalties on sales of huN901-DM1/BB-10901 in the European Union and Japan.

ABGENIX, INC.

    In September 2000, we entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to our TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. We received a total of $5.0 million in technology access fee payments from Abgenix and are entitled to potential milestone payments and royalties on net sales of any resulting products. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. Abgenix has the right to extend its options under this agreement to obtain product licenses for a specified period of time for an extension fee. Our agreement with Abgenix will terminate upon expiration of a specified time period during which we have given Abgenix access to our technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

MORPHOSYS AG

    In September 2000, we entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that we have identified through our apoptosis research. This cell marker is associated with a number of forms of cancer. We intend to develop products using antibodies generated by MorphoSys against this marker. We paid MorphoSys an $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of any resulting products. We reimburse MorphoSys for its research and development efforts related to identifying these antibodies. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In June 2001, we entered into a second collaboration agreement with MorphoSys. Under this second agreement, we will license MorphoSys' HuCAL-Registered Trademark- technology for the generation of research antibodies. We believe that access to the HuCAL-Registered Trademark- technology will facilitate and accelerate our internal research efforts. Under this new agreement, ImmunoGen will pay MorphoSys technology access, license and annual subscription fees during a four-year term.

GENZYME TRANSGENICS CORPORATION

    In November 2000, we entered into a collaboration agreement with Genzyme Transgenics Corporation. Pursuant to this agreement, Genzyme Transgenics will produce our humanized monoclonal antibody, huN901. huN901 is the antibody component of huN901-DM1/BB-10901. We paid Genzyme Transgenics a $500,000 project start-up fee and will pay development-related milestone payments and royalties on net sales of any resulting products. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

AVALON, INC.

    In January 2001, we entered into a collaboration agreement with Avalon. Pursuant to the agreement, Avalon will provide us with gene targets. We will be responsible for the development, manufacture and commercialization of any resulting products. We paid Avalon an up-front fee. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

MILLENNIUM PHARMACEUTICALS, INC.

    In March 2001, we entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to our TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. We received an up-front fee of $2.0 million in the third quarter of 2001. This agreement also provides for certain other payments based on Millennium's achievement of milestones. Assuming all benchmarks are met, we could receive more than $40.0 million per antigen target. We will also receive royalties on net sales of any resulting products.

    Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. We will be reimbursed for any pre-clinical and clinical materials that we make under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee. Millennium recently declared PSMA as the first antibody target in this collaboration.

RAVEN BIOTECHNOLOGIES, INC.

    Also in March 2001, we entered into a collaboration with Raven aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer. Raven will discover and provide us with cell surface targets and monoclonal antibodies. We will use these targets and antibodies to develop therapeutic products. We will have the development, manufacturing and commercialization rights to these products in North America and Europe in exchange for an up-front licensing fee, research support, milestones and royalties.

OTHER LICENSES

    We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development, and apoptosis technology.

PATENTS, TRADEMARKS AND TRADE SECRETS

    We seek patent protection for our proprietary technologies and products in the United States, Europe, Japan and elsewhere. Among others, we have received patents in the United States and Europe claiming the use of maytansinoids in conjugated form as an invention, United States patents claiming use of DC1 and its analogs in immunoconjugates, and patents claiming apoptosis technology.

    We have also submitted additional patent applications in the United States, Europe, Japan, and elsewhere covering proprietary small-drug derivatives, TAPs, apoptosis technology and use of some of these products and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot assure you, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

    In addition, many of the processes and much of the know-how that are important to us depend upon the skills, knowledge and experience of our key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors and collaborators enter into confidentiality agreements with us. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

COMPETITION

    We focus on highly competitive areas of product development. Our competitors include:

    - major pharmaceutical and chemical companies;

    - specialized biotechnology firms; and

    - universities and research institutions.

    Many of these companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

    In particular, competitive factors within the cancer therapeutic market include:

    - the safety and efficacy of products;

    - the timing of regulatory approval and commercial introduction;

    - special regulatory designation of products, such as Orphan Drug designation; and

    - the effectiveness of marketing and sales efforts.

    Our competitive position also depends on our ability to develop effective proprietary products, implement production and marketing plans, including collaborations with other companies with greater marketing resources than ours, obtain patent protection and secure sufficient capital resources.

    Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies may result in the identification of new compounds that may compete with our product candidates. In addition, monoclonal antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, additional monoclonal antibodies may compete with our product candidates.

    Because of the prevalence of combination therapy in cancer and the variety of genes and targets implicated in cancer progression, we believe that products resulting from applications of new technologies may be complementary to our own.

    Such new technologies include, but are not limited to:

    - the use of genomics technology to identify new gene-based targets for the development of anti-cancer drugs;

    - the use of high-throughput screening to identify and optimize lead compounds;

    - the use of gene therapy to deliver genes to regulate gene function; and

    - the use of therapeutic vaccines.

REGULATORY MATTERS

    Our products are regulated in the United States by the Food and Drug Administration, or FDA, in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. Therapeutic monoclonal antibody products are most often considered biologicals and therefore subject to regulation by the Center for Biologics Evaluation and Research within the FDA, while new chemical entities are regulated under the FDA's Center for Drug Evaluation and Research, or CDER. We expect that huC242-DM1/SB-408075, huN901-DM1/SB-10901 and other of our TAPs will be reviewed by CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

    The steps required before a new drug may be marketed in the US include:

    1)  Performance of pre-clinical laboratory, animal, and formulation studies;

    2) The submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

    3) The completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

    4)  The submission of a New Drug Application to the FDA; and

    5) FDA approval of the New Drug Application, including approval of all product labeling and advertising.

    Even if we, or our partners, obtain regulatory approvals for our product candidates, the Company, our products, and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor our products' safety. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's Current Good Manufacturing Practices, or cGMP. In complying with cGMP, manufacturers must expend funds, time and effort in the areas of production, quality control and record keeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

    The regulatory issues that have potential impact on the future marketing of our products are summarized below:

    CLINICAL TRIALS PROCESS

    Before a new drug may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

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

    We intend to conduct clinical trials not only in accordance with FDA regulations, but also within guidelines established by other applicable agencies and committees. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Regulatory approval in other countries is obtained through the various regulatory bodies governing pharmaceutical sales in those individual countries. We intend to rely on foreign licensees to obtain regulatory approvals to market our products in foreign countries.

    Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors including, but not limited to, the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

    ORPHAN DRUG DESIGNATION

    The Orphan Drug Act of 1983 generally provides incentives to biotechnology and pharmaceutical companies to undertake development and marketing of products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the United States at the time of application for Orphan Drug designation.

    We may pursue this designation with respect to products intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product of its kind to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim.

    NEW DRUGS FOR SERIOUS OR LIFE-THREATENING ILLNESSES

    The FDA Modernization Act allows the designation of "Fast Track" status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. "Fast Track" procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. We may seek "Fast Track" status for some, or all, of our products.

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

RESEARCH AND DEVELOPMENT SPENDING

    During each of the three years ended June 30, 2001, 2000 and 1999, we spent approximately $15.2 million, $8.9 million and $6.1 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

EMPLOYEES

    As of June 30, 2001, we had 76 full-time employees, of whom 60 were engaged in research and development activities. Twenty-two employees hold post-graduate degrees, including eighteen Ph.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

    We have entered into confidentiality agreements with all of our employees, members of the Board of Directors and other consultants.

SCIENTIFIC ADVISORY BOARD

    As of August 1, 2000, ImmunoGen, Inc. formed a Scientific Advisory Board consisting of the following individuals:

        Gerard I. Evan, Ph.D., FMedSci., Gerson and Barbara Bass Bakar Distinguished Professor of Cancer Biology, UCSF Comprehensive Cancer Center and Cancer Research Institute. Dr. Evan is a cancer biologist and an authority on the control of cellular proliferation and programmed cell death in mammalian cells.

        Stuart F. Schlossman, M.D., Professor of Medicine, Harvard University Medical School; member of the National Academy of Sciences; Head of the Division of Tumor Immunology, Dana-Farber Cancer Institute.

RISK FACTORS

    THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

IF OUR TAP TECHNOLOGY DOES NOT PRODUCE SAFE, EFFECTIVE AND COMMERCIALLY VIABLE PRODUCTS, OUR BUSINESS WILL BE SEVERELY HARMED.

    Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one chemotherapeutic product that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and obtain FDA approval, our business will be severely harmed.

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES WILL BE LENGTHY AND EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN.

    Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming and expensive process and may take years to complete. Our most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, are only in the Phase I and Phase I/ II stages of clinical trials. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in pre-clinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

    - ineffectiveness of the product candidate;

    - discovery of unacceptable toxicities or side effects;

    - development of disease resistance or other physiological factors; or

    - delays in patient enrollment.

    The results of the clinical trials may fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval or that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

IF OUR COLLABORATIVE PARTNERS FAIL TO PERFORM THEIR OBLIGATIONS UNDER OUR AGREEMENTS, OUR ABILITY TO DEVELOP AND MARKET POTENTIAL PRODUCTS COULD BE SEVERELY LIMITED.

    Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations allow us to:

    - fund our internal research and development, pre-clinical testing, clinical trials and manufacturing;

    - seek and obtain regulatory approvals;

    - successfully commercialize existing and future product candidates; and

    - develop antibodies for additional product candidates, and discover additional cell surface markers for antibody development.

    If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back. We may also be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into collaboration agreements with GlaxoSmithKline and British Biotech with respect to our two most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, respectively. The development, regulatory approval and commercialization of these two product candidates depend primarily on the efforts of these collaborative partners. We have also entered into collaborations with Genentech, Abgenix and Millenium. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. If any collaborative partner were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization and we may not have the funds or capability to do this.

WE DEPEND ON A SMALL NUMBER OF COLLABORATORS FOR A SUBSTANTIAL PORTION OF OUR REVENUE. THE LOSS OF ANY ONE OF THESE COLLABORATORS COULD RESULT IN A SUBSTANTIAL DECLINE IN REVENUE.

    We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaboration partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL OPERATING LOSSES.

    We have generated operating losses since our inception. As of June 30, 2001, we had an accumulated deficit of $169.2 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase. We intend to invest significantly in our products and bring more of the product development process in-house prior to entering into collaborative arrangements.

We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize certain of our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from up-front and milestone payments from our collaboration partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

    We or our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. Data obtained from pre-clinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, we cannot assure you that regulatory approvals for our products will be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

    - delay marketing of potential products for a considerable period of time;

    - limit the indicated uses for which potential products may be marketed;

    - impose costly requirements on our activities; and

    - provide competitive advantage to other pharmaceutical and biotechnology companies.

    We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process. In addition, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

WE MAY BE UNABLE TO ESTABLISH THE MANUFACTURING CAPABILITIES NECESSARY TO DEVELOP AND COMMERCIALIZE OUR POTENTIAL PRODUCTS.

    Currently, we only have one pilot manufacturing facility for the manufacture of products necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely in part on third-party contract manufacturers to produce large quantities of drug materials needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability. We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to Current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and manufacturing operations may be suspended.

OUR INABILITY TO LICENSE FROM THIRD PARTIES THEIR PROPRIETARY TECHNOLOGIES OR PROCESSES WHICH WE USE IN CONNECTION WITH THE DEVELOPMENT AND MANUFACTURE OF OUR TAP PRODUCT CANDIDATES MAY IMPAIR OUR BUSINESS.

    Other companies, universities and research institutions have or may obtain patents that could limit our ability to use, manufacture, market or sell our product candidates or impair our competitive position. As a result, we will have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any such licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign potentially infringing products or methods.

WE RELY ON ONE SUPPLIER FOR THE PRIMARY COMPONENT TO MANUFACTURE OUR SMALL MOLECULE EFFECTOR DRUG, DM1. ANY PROBLEMS EXPERIENCED BY THIS SUPPLIER COULD NEGATIVELY AFFECT OUR OPERATIONS.

    We rely on third-party suppliers for some of the materials used in the manufacturing of our TAP product candidates and small molecule effector drugs. Our most advanced small molecule effector drug is DM1. DM1 is the cytotoxic agent used in all of our current TAP product candidates and the subject of most of our collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and pre-clinical and clinical trials of our product candidates, which could negatively affect our business.

WE MAY BE UNABLE TO ESTABLISH SALES AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR POTENTIAL PRODUCTS.

    We currently have no direct sales or marketing capabilities. We anticipate relying on third parties to market and sell most of our primary product candidates. If we decide to market our potential products through a direct sales force, we would need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products and be competitive. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our potential products successfully.

IF OUR PRODUCT CANDIDATES DO NOT GAIN MARKET ACCEPTANCE, OUR BUSINESS WILL
SUFFER.

    Even if clinical trials demonstrate safety and efficacy of our product candidates and the necessary regulatory approvals are obtained, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

    - the degree of clinical efficacy and safety;

    - cost-effectiveness of our product candidates;

    - their advantage over alternative treatment methods;

    - reimbursement policies of government and third-party payors; and

    - the quality of our or our collaborative partners' marketing and distribution capabilities for our product candidates.

    Physicians will not recommend therapies using any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of such products as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain indications. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

    The markets in which we compete are well-established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include pharmaceutical companies, biotechnology companies, chemical companies, academic and research institutions and government agencies. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

    - develop products that are safer or more effective than our product candidates;

    - obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

    - devote greater resources to market or sell their products;

    - adapt more quickly to new technologies and scientific advances;

    - initiate or withstand substantial price competition more successfully than we can;

    - have greater success in recruiting skilled scientific workers from the limited pool of available talent;

    - more effectively negotiate third-party licensing and collaboration arrangements; and

    - take advantage of acquisition or other opportunities more readily than we can.

    A number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of cancer that we target, and some of our competitors' products have entered clinical trials or already are commercially available. In addition, our product candidates, if approved and commercialized, will compete against well-established, existing, therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding prodrug and antibody-based therapeutics for cancer continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE VALUE OF OUR TAP TECHNOLOGY AND OUR PRODUCT CANDIDATES COULD BE DIMINISHED.

    Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents. Although we own several patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance. Also, patents and applications owned or licensed by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention which could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application subject to such a proceeding. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limitations of their coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in such proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. In addition to our patent rights, we also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

WE MAY BE SUBJECT TO SUBSTANTIAL COSTS AND LIABILITY OR BE PROHIBITED FROM COMMERCIALIZING OUR POTENTIAL PRODUCTS AS A RESULT OF LITIGATION AND OTHER PROCEEDINGS RELATING TO PATENT RIGHTS.

    Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. Furthermore, because patent applications in the United States are maintained in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

WE FACE UNCERTAINTIES OVER REIMBURSEMENT AND HEALTHCARE REFORM.

    In both domestic and foreign markets, future sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. Even if they were to obtain regulatory approval, our product candidates may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investments in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our product candidates is approved for marketing. Adoption of such legislation and regulations could further limit reimbursement for medical products and services. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our potential products, the market acceptance of our products may be adversely affected.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS, AND ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD HARM OUR BUSINESS.

    Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future. Failure to comply with these laws could result in fines and the revocation of permits, which could prevent us from conducting our business.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE
INSURANCE.

    The use of our product candidates during testing or after approval entails an inherent risk of adverse effects which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

    - decreased demand for our product;

    - injury to our reputation and significant media attention;

    - withdrawal of clinical trial volunteers;

    - costs of litigation;

    - distraction of management; and

    - substantial monetary awards to plaintiffs.

    We may not have sufficient resources to satisfy any liability resulting from these claims. We currently have $5.0 million of product liability insurance for products which are in clinical testing. This coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain such insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborative partners begin commercial production of our proposed product candidates or that such insurance will be in sufficient amounts to provide us with adequate coverage against potential liabilities.

WE DEPEND ON OUR KEY PERSONNEL AND WE MUST CONTINUE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS.

    We depend on the principal members of our scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING WHEN NEEDED, WE MAY HAVE TO DELAY OR SCALE BACK SOME OF OUR PROGRAMS OR GRANT RIGHTS TO THIRD PARTIES TO DEVELOP AND MARKET OUR PRODUCTS.

    We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting pre-clinical and clinical trials, obtaining regulatory approvals and manufacturing products. We believe that our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next three years. However, we may need additional financing sooner due to a number of factors including:

    - higher costs and slower progress than expected in developing product candidates and obtaining regulatory approvals;

    - acquisition of technologies and other business opportunities that require financial commitments; or

    - lower revenues than expected under our collaboration agreements.

    Additional funding may not be available to us on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants which could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

FLUCTUATIONS IN OUR QUARTERLY REVENUE AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter-to-quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that in the future, our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

    We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, you will have to rely on appreciation in our stock price in order to achieve a gain on your investment.

ITEM 2.  PROPERTIES

    We lease approximately 37,700 square feet of laboratory and office space in Cambridge, Massachusetts. The Cambridge lease expires on March 31, 2003. We also lease approximately 30,750 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot manufacturing facility as well as other office space. The Norwood lease expires on June 30, 2008. We believe that the manufacturing portion of the Norwood facility complies with all applicable FDA Current Good Manufacturing Practice Regulations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders through soliciation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    ImmunoGen's Common Stock is quoted on The Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low sale prices on the Nasdaq National Market for our Common Stock for each of the quarters indicated.

                                            FISCAL YEAR 2001      FISCAL YEAR 2000
                                           -------------------   -------------------
                                             HIGH       LOW        HIGH       LOW
                                           --------   --------   --------   --------
First Quarter............................  $36.375    $ 9.500    $ 3.063     $1.750
Second Quarter...........................   45.500     17.000      6.000      2.000
Third Quarter............................   24.250      8.875      20.50      4.500
Fourth Quarter...........................   20.820     10.750     14.250      6.625

    As of September 14, 2001, there were approximately 592 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 24,700 beneficial owners of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

    On September 7, 2000, in connection with a collaboration agreement entered into between Abgenix and the Company, Abgenix purchased 789,473 shares of the Company's common stock at a purchase price of $19.00 per share from the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriter or placement agent was used in connection with this sale, and no commissions were paid to any party in connection with the sale.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2001. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

                                                                           YEAR ENDED JUNE 30,
                                                   -------------------------------------------------------------------
                                                      1997          1998          1999          2000          2001
                                                   -----------   -----------   -----------   -----------   -----------
                                                       IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING
STATEMENT OF OPERATIONS DATA:

Total revenues...................................  $       421   $       307   $     3,401   $    11,181   $     4,479
Total expense excluding in-process research and
  development expense............................        9,632         7,477         7,874        11,924        20,291
In-process research and development expense......           --           872            --            --            --
Non-operating income.............................          130           271           297           430         6,339
Non-cash dividends and other expenses............        3,512           605           918            --            83
Minority interest................................           --           160           101            76            --
Net loss to common stockholders before cumulative
  effect of a change in accounting principle.....      (12,595)       (8,216)       (4,993)         (238)       (9,556)
Cumulative effect of a change in accounting
  principle......................................           --            --            --            --        (5,734)
Net loss to common stockholders..................      (12,595)       (8,216)       (4,993)         (238)      (15,291)
Basic and diluted loss per common share..........        (0.70)        (0.34)        (0.20)        (0.01)        (0.42)
Weighted average common shares outstanding.......   17,930,164    24,210,340    25,525,061    29,520,576    36,675,324

PRO FORMA AMOUNTS ASSUMING SAB 101 FOLLOWED SINCE
  INCEPTION:

Total revenues...................................          421           307         2,471         6,320         4,479
Net loss to common stockholders..................      (12,595)       (8,216)       (5,923)       (5,098)       (9,556)
Basic and diluted loss per common share..........        (0.70)        (0.34)        (0.23)        (0.17)        (0.26)

CONSOLIDATED BALANCE SHEET DATA:

Total assets.....................................        6,350         5,877         7,171        19,344       159,161
Long-term debt and capital lease obligations,
  less current portion...........................           59            35            68             8            --
Stockholders' equity.............................        4,462         4,311         5,329        10,508       142,447

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since our inception, we have been principally engaged in the development of antibody-based cancer therapeutics. Our product candidates, TAPs, consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic agent which is delivered directly to the tumor cell where it bonds to and is internalized by the tumor cell. Once internalized, the cytotoxic agent kills the tumor cell. The cytotoxic agent we currently use in all of our TAPs is maytansinoid, a chemical derivation of a naturally occurring substance called maytansine.

    We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products with antibodies. We also have licensed certain rights to our first two internally-developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for fees, milestone payments and royalties on product sales. Our collaborative partners include GlaxoSmithKline, Genentech, Abgenix, British Biotech, Millennium, MorphoSys, Genzyme Transgenics, Avalon and Raven. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

    To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. As of June 30, 2001, we had approximately $151.0 million in cash and short-term and long-term investments. We do not anticipate having a commercially-approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts. Moreover, in the next twelve to eighteen months we expect to spend approximately
$4.4 million to further expand our development and pilot manufacturing facility in Norwood, Massachusetts. We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds. Accordingly, period-to-period operational results may fluctuate dramatically. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing the aggressive development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

RESULTS OF OPERATIONS

    REVENUES

    Prior to June 30, 2000, we recognized collaboration revenue on up-front, non-refundable license payments upon receipt and milestone payments upon achievement of the milestone and when collection was probable. Revenues recognized were based on the collaboration agreement milestone value and the relationship of costs incurred to our estimates of total cost expected to complete that milestone.

    Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, we recognize revenue from non-refundable, up-front license payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which is included in our net loss to common stockholders for the year ended June 30, 2001.

    For all periods presented, when milestone payments are specifically tied to a separate earnings process, revenue is recognized when the milestone is achieved. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the period of the research contract. Deferred revenue represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where we have no continuing involvement, we will record non-refundable license fees as revenue upon receipt and will record milestone revenue upon achievement of the milestone by the collaborative partner.

    The following discussions relating to revenue for the years ended June 30, 2001 (2001), June 30, 2000 (2000) and June 30, 1999 (1999) reflect pro forma results as if we had followed SAB 101 from our inception.

    Our total revenues for the year ended June 30, 2001 were $4.5 million, compared with $6.3 million for the year ended June 30, 2000 and $2.5 million for the year ended June 30, 1999. The 29% decrease in revenues from 2000 to 2001 is primarily attributable to milestone payments and access fees we recognized under the GlaxoSmithKline agreement in 2000. During 2001 we recognized collaboration revenue of $2.6 million from GlaxoSmithKline, $700,000 from Genentech, $300,000 from Abgenix, and $100,000 from Millennium. During 2000 and 1999, we recognized $6.2 million and $2.1 million in collaboration revenue, respectively, under the GlaxoSmithKline agreement. Deferred revenue of $12.9 million as of June 30, 2001 represents progress payments received from collaborators pursuant to contract revenues not yet earned.

    In the years ended June 30, 2000 and 1999, we derived revenues of $4,800 and $400,000, respectively, from development fees received under the Small Business Innovation Research (SBIR) program of the National Cancer Institute. We recognize SBIR revenue when reimbursable expenses are incurred. We did not derive revenues under this program during the year ended June 30, 2001.

    Revenues for the year ended June 30, 2001 include $597,000 of reimbursements related to our manufacture of clinical material under certain collaboration agreements. Under the terms of these agreements, our collaborators reimburse our fully-burdened cost to manufacture clinical product.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses, which constitute the principal component of our total operational expenditures (75%, 74% and 77% in 2001, 2000 and 1999, respectively), were $15.2 million in 2001 as compared to $8.9 million in 2000 and $6.1 million in 1999. The $6.3 million, or 71%, increase from 2000 to 2001 primarily reflects increased costs associated with supporting our ongoing huC242-DM1/SB-408075 human clinical trials, pre-clinical and development costs of huN901-DM1/BB-10901 and other TAPs, up-front payments related to the Genzyme Transgenics, Avalon and Raven collaborations, as well as increased salaries associated with headcount increases, a calendar year 2000 bonus awarded by the Board of Directors and estimated fiscal 2001/2002 bonuses that were accrued. The $2.8 million, or 46%, increase in research and development expenses between 1999 and 2000 was primarily related to increased costs associated with supporting the huC242-DM1/SB-408075 human clinical trials, as well as the development efforts related to huN901-DM1/BB-10901 and other TAP product candidates in advance of their respective human clinical studies. We expect future research and development expenses to significantly increase in connection with the further development of our other TAP product candidates, effector molecules and other technologies.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $4.5 million in 2001 compared to $3.1 million in 2000 and $1.8 million in 1999. The approximate $1.4 million, or 46%, increase from 2000 to 2001 was primarily due to increased administrative and business development personnel costs, increased expenditures associated with investor relations and business development as well as the calendar year 2000 bonus awarded by the Board of Directors and estimated fiscal 2001/2002 bonuses that were accrued. We expect future general and administrative expenses to increase in support of the continued development of our product candidates and technologies.

    INTEREST INCOME

    Net interest income was $5.9 million in 2001 compared to $361,000 in 2000 and $242,000 in 1999. The increase in interest income from 2000 to 2001 is primarily attributable to higher cash and investment balances resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000, and the receipt of $9.0 million in collaborator milestone payments during the year ended June 30, 2001.

    NON-OPERATING INCOME

    Net non-operating income was $464,000 in 2001 compared to $69,000 in 2000 and $55,000 in 1999. In 2001, non-operating income included a settlement in a securities litigation case filed on our behalf and realized gains on investments. Non-operating income in 2000 and 1999 was primarily comprised of prior-period, retroactive favorable insurance rate adjustments as well as gains on sales of idle assets.

    MINORITY INTEREST

    Apoptosis Technology, Inc., or ATI, operating losses of $76,000 and $101,000 for fiscal 2000 and 1999, respectively, were allocated to ATI's minority stockholders within our consolidated financial statements. ATI ceased operations in July 2000 and generated no losses that were allocated to the minority stockholders in 2001.

    NON-CASH DIVIDENDS

    Non-cash dividends of $918,000 recorded in 1999 represented the Black-Scholes derived fair value of warrants to purchase shares of ImmunoGen Common Stock issued in connection with the sale of the Company's Series E Convertible Preferred Stock (Series E Stock).

LIQUIDITY AND CAPITAL RESOURCES

                                                              JUNE 30,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Cash and short-term investments..................  $ 94,496   $17,329     $4,226
Working capital..................................    94,215    15,324      3,770
Stockholders' equity.............................   142,447    15,368      5,329

    As of June 30, 2001, we had approximately $94.5 million in cash and short-term investments. In November 2000, we completed a public offering of
4.0 million shares of our common stock. Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development. Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include milestone revenues earned under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, and Millennium, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

    Net cash used in operations during the year ended June 30, 2001 was $6.4 million compared to net cash provided by operations of $2.4 million in the year ended June 30, 2000. This increase in operational cash use is largely due to the increase in operating expenses discussed previously as well as the increase in clinical materials inventory produced on behalf of our collaborators. During 2001, we received $9.0 million in up-front and milestone payments, compared to $11.5 million received in 2000.

    Net cash used in investing activities was $122.4 million for the year ended June 30, 2001, and primarily represents our investment of excess cash in marketable securities. Capital purchases were $2.4 million for the fiscal year ended June 30, 2001, and consisted primarily of costs associated with the build-out of our existing Norwood, Massachusetts, development and pilot manufacturing facility.

    Net cash provided by financing activities increased to $142.2 million for the year ended June 30, 2001 versus $10.5 million provided by financing activities for the year ended June 30, 2000. The increase is largely due to our November 2000 public offering of 4.0 million shares of common stock, the exercise of 381,342 warrants and 313,928 stock options during the year ended June 30, 2001 and the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix. Our total net proceeds from all common stock issued for the year ended June 30, 2001 were $142.3 million.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the uncertainties associated with pre-clinical studies and clinical trials; the early stage of our initial product development and lack of product revenues; our history of operating losses and accumulated deficit; our lack of commercial manufacturing experience and commercial sales, distribution and marketing capabilities; reliance on suppliers of key materials necessary for production of our products and technologies; the potential development by competitors of competing products and technologies; our dependence on existing and potential collaborative partners, and the lack of assurance that we will receive any funding under such relationships to develop and maintain strategic alliances; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We do not believe the adoption of SFAS No. 141 will have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on July 1, 2002. We do not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

    Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              --------
Report of Independent Accountants...........................     31
Consolidated Financial Statements:
  Consolidated Balance Sheets as of June 30, 2001 and
    2000....................................................     32
  Consolidated Statements of Operations for the Years Ended
    June 30, 2001, 2000, and 1999...........................     33
  Consolidated Statements of Stockholders' Equity for the
    Years Ended June 30, 2001, 2000, and 1999...............     34
  Consolidated Statements of Cash Flows for the Years Ended
    June 30, 2001, 2000, and 1999...........................     35
  Notes to Consolidated Financial Statements................     36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmunoGen, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ImmunoGen, Inc. (the Company) at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note B to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of accounting for revenue recognition.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
August 14, 2001

                                IMMUNOGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                          ASSETS

Cash and cash equivalents...................................  $  14,822,519   $   1,408,908
Marketable securities.......................................     79,673,934      15,920,484
Due from related parties....................................             --          47,352
Earned and unbilled revenue.................................        693,835              --
Inventory...................................................      2,942,267              --
Prepaid and other current assets............................      1,443,116         415,441
                                                              -------------   -------------
Total current assets........................................     99,575,671      17,792,185

Long term marketable securities.............................     56,303,267              --
Property and equipment, net of accumulated depreciation.....      3,238,082       1,508,396
Other assets................................................         43,700          43,700
                                                              -------------   -------------
    Total assets............................................  $ 159,160,720   $  19,344,281
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $     842,927   $     891,419
Accrued compensation........................................        703,036         204,210
Other current accrued liabilities...........................      2,245,874         987,475
Current portion of capital lease obligations................          8,137          60,083
Current portion of deferred revenue.........................      1,560,865         325,000
                                                              -------------   -------------
Total current liabilities...................................      5,360,839       2,468,187

Capital lease obligations...................................             --           8,137
Deferred revenue............................................     11,353,115       1,500,000
                                                              -------------   -------------
    Total liabilities.......................................     16,713,954       3,976,324

Commitments and contingencies (Note K)

Stockholders' equity:
Common stock, $.01 par value; authorized 50,000,000 shares
  as of June 30, 2001 and 2000; issued and outstanding
  38,535,402 shares and 33,050,659 shares as of June 30,
  2001 and 2000, respectively...............................        385,354         330,507
Additional paid-in capital..................................    310,971,161     168,682,991
Accumulated deficit.........................................   (169,246,607)   (153,955,925)
Accumulated other comprehensive income......................        336,858         310,384
                                                              -------------   -------------
    Total stockholders' equity..............................    142,446,766      15,367,957
                                                              -------------   -------------
      Total liabilities and stockholders' equity............  $ 159,160,720   $  19,344,281
                                                              =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        ------------   -----------   -----------
Revenues:
  Revenue earned under collaboration agreements.......  $  3,645,498   $11,175,000   $ 3,000,000
  Clinical materials reimbursement....................       597,050            --            --
  Development fees....................................       236,815         4,800       400,105
  Licensing...........................................            --           705         1,158
                                                        ------------   -----------   -----------
    Total revenues....................................     4,479,363    11,180,505     3,401,263

Expenses:
  Cost of clinical materials reimbursed...............       597,050            --            --
  Research and development............................    15,213,164     8,878,105     6,097,869
  General and administrative..........................     4,481,802     3,046,054     1,776,413
                                                        ------------   -----------   -----------
    Total expenses....................................    20,292,016    11,924,159     7,874,282

Net loss from operations..............................   (15,812,653)     (743,654)   (4,473,019)

  Gain/(loss) on the sale of assets...................        (1,900)       19,538         4,200
  Interest income, net................................     5,874,975       361,173       241,657
  Realized gains on investments.......................       132,766            --            --
  Other income........................................       333,208        49,513        51,042
                                                        ------------   -----------   -----------
Net loss before income tax expense, minority interest
  and cumulative effect of change in accounting
  principle...........................................    (9,473,604)     (313,430)   (4,176,120)
  Income tax expense..................................        82,600            --            --
                                                        ------------   -----------   -----------
Net loss before minority interest and cumulative
  effect of change in accounting principle............    (9,556,204)     (313,430)   (4,176,120)
  Minority interest in net loss of consolidated
    subsidiary........................................            --        75,870       101,160
                                                        ------------   -----------   -----------
Net loss before cumulative effect of change in
  accounting principle................................    (9,556,204)     (237,560)   (4,074,960)
  Cumulative effect of change in accounting
    principle.........................................    (5,734,478)           --            --
                                                        ------------   -----------   -----------
Net loss..............................................   (15,290,682)     (237,560)   (4,074,960)
  Non-cash dividends on convertible preferred stock...            --            --      (917,583)
                                                        ------------   -----------   -----------
Net loss to common stockholders.......................  $(15,290,682)  $  (237,560)  $(4,992,543)
                                                        ============   ===========   ===========
Basic and diluted net loss per common share before
  cumulative effect of change in accounting
  principle...........................................  $      (0.26)  $     (0.01)  $     (0.20)
Cumulative effect of change in accounting
  principle--basic and diluted........................         (0.16)  $        --   $        --
                                                        ------------   -----------   -----------

Basic and diluted net loss per common share...........  $      (0.42)  $     (0.01)  $     (0.20)
                                                        ============   ===========   ===========
Basic and diluted average common shares outstanding...    36,675,324    29,520,576    25,525,061
                                                        ============   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                   ACCUMULATED
                                                                                                                      OTHER
                                         COMMON STOCK          PREFERRED STOCK      ADDITIONAL                    COMPREHENSIVE
                                     ---------------------   -------------------     PAID-IN       ACCUMULATED        INCOME
                                       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT          (LOSS)
                                     ----------   --------   --------   --------   ------------   -------------   --------------
Balance at June 30, 1998...........  25,419,552   $254,195     1,200      $ 12     $152,782,585   $(148,725,822)   $         --
                                                                                                                             --
Stock options exercised............     174,245      1,742        --        --          313,545              --              --
Issuance of Series E Convertible
  Preferred Stock, net of financing
  costs............................          --         --     1,200        12        1,495,193              --              --
Issuance of common stock in
  exchange for Series E Preferred
  Stock placement services.........      75,000        750        --        --             (750)             --              --
Value of common stock purchase
  warrants issued..................          --         --        --        --          917,583              --              --
Compensation for stock option
  vesting acceleration for retired
  director.........................          --         --        --        --           13,275              --              --
Value ascribed to ImmunoGen
  warrants issued to BioChem
  Pharma, Inc., net of financing
  costs............................          --         --        --        --        3,269,390              --              --
Non-cash dividends on convertible
  preferred stock..................          --         --        --        --               --        (917,583)             --
Net loss for the year ended
  June 30, 1999....................          --         --        --        --               --      (4,074,960)             --
                                     ----------   --------    ------      ----     ------------   -------------    ------------
Balance at June 30, 1999...........  25,668,797   $256,687     2,400      $ 24     $158,790,821   $(153,718,365)   $         --
                                     ----------   --------    ------      ----     ------------   -------------    ------------
Unrealized gains on marketable
  securities, net..................          --         --        --        --               --              --         310,384
Net loss for the year ended
  June 30, 2000....................          --         --        --        --               --        (237,560)             --
Comprehensive income...............          --         --        --        --               --              --              --
Stock options exercised............     131,567      1,316        --        --          219,192              --              --
Exercise of put option.............   1,023,039     10,231        --        --        2,489,769              --              --
Warrants exercised.................   3,403,728     34,037        --        --        4,408,575              --              --
Conversion of Series E Convertible
  Preferred Stock into common
  stock............................   2,823,528     28,236    (2,400)      (24)         (28,212)             --              --
Compensation for stock option
  vesting acceleration for
  terminated officer...............          --         --        --        --          349,716              --              --
Value ascribed to ImmunoGen
  warrants issued to BioChem
  Pharma, Inc., net of financing
  costs............................          --         --        --        --        2,453,130              --              --
                                     ----------   --------    ------      ----     ------------   -------------    ------------
Balance at June 30, 2000...........  33,050,659   $330,507        --      $ --     $168,682,991   $(153,955,925)   $    310,384
                                     ----------   --------    ------      ----     ------------   -------------    ------------
Unrealized gain on marketable
  securities, net..................          --         --        --        --               --              --          26,474
Net loss for the year ended
  June 30, 2001....................          --         --        --        --               --     (15,290,682)
Comprehensive loss.................          --         --        --        --               --                              --
Stock options exercised............     313,928      3,139        --        --          772,741              --              --
Warrants exercised.................     381,342      3,813        --        --        1,706,735              --              --
Issuance of common stock to
  Abgenix, Inc.....................     789,473      7,895        --        --       14,992,105              --              --
Issuance of common stock to public,
  net of financing costs...........   4,000,000     40,000        --        --      124,736,202              --              --
Compensation for stock options.....          --         --        --        --           80,387              --              --
                                     ----------   --------    ------      ----     ------------   -------------    ------------
Balance at June 30, 2001...........  38,535,402   $385,354        --      $ --     $310,971,161   $(169,246,607)   $    336,858
                                     ==========   ========    ======      ====     ============   =============    ============


                                                          TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
                                         INCOME          EQUITY
                                     --------------   -------------
Balance at June 30, 1998...........   $         --    $  4,310,970
                                                --
Stock options exercised............             --         315,287
Issuance of Series E Convertible
  Preferred Stock, net of financing
  costs............................             --       1,495,205
Issuance of common stock in
  exchange for Series E Preferred
  Stock placement services.........             --              --
Value of common stock purchase
  warrants issued..................             --         917,583
Compensation for stock option
  vesting acceleration for retired
  director.........................             --          13,275
Value ascribed to ImmunoGen
  warrants issued to BioChem
  Pharma, Inc., net of financing
  costs............................             --       3,269,390
Non-cash dividends on convertible
  preferred stock..................             --        (917,583)
Net loss for the year ended
  June 30, 1999....................     (4,074,960)     (4,074,960)
                                      ------------    ------------
Balance at June 30, 1999...........   $         --    $  5,329,167
                                      ------------    ------------
Unrealized gains on marketable
  securities, net..................        310,384         310,384
Net loss for the year ended
  June 30, 2000....................       (237,560)       (237,560)
                                      ------------
Comprehensive income...............   $     72,824              --
                                      ============
Stock options exercised............             --         220,508
Exercise of put option.............             --       2,500,000
Warrants exercised.................             --       4,442,612
Conversion of Series E Convertible
  Preferred Stock into common
  stock............................             --              --
Compensation for stock option
  vesting acceleration for
  terminated officer...............             --         349,716
Value ascribed to ImmunoGen
  warrants issued to BioChem
  Pharma, Inc., net of financing
  costs............................             --       2,453,130
                                      ------------    ------------
Balance at June 30, 2000...........   $         --    $ 15,367,957
                                      ------------    ------------
Unrealized gain on marketable
  securities, net..................         26,474          26,474
Net loss for the year ended
  June 30, 2001....................    (15,290,682)    (15,290,682)
                                      ------------
Comprehensive loss.................   $(15,264,208)             --
                                      ============
Stock options exercised............             --         775,880
Warrants exercised.................             --       1,710,548
Issuance of common stock to
  Abgenix, Inc.....................             --      15,000,000
Issuance of common stock to public,
  net of financing costs...........             --     124,776,202
Compensation for stock options.....             --          80,387
                                      ------------    ------------
Balance at June 30, 2001...........   $         --    $142,446,766
                                      ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30,
                                                              --------------------------------------------
                                                                   2001             2000          1999
                                                              ---------------   ------------   -----------
Cash flows from operating activities:
  Net loss to common stockholders...........................  $   (15,290,682)  $   (237,560)  $(4,992,543)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Cumulative effect on change in accounting principle.....        5,734,478             --            --
    Depreciation and amortization...........................          612,824        498,619       555,357
    (Gain)/loss on sale of property and equipment...........            1,900        (19,539)       (4,200)
    Interest earned on note receivable......................               --             --       (77,362)
    Compensation for stock options..........................           80,387        349,716        13,275
    Non-cash dividend on convertible preferred stock........               --             --       917,583
    Minority interest in net loss of consolidated
      subsidiary............................................               --        (75,870)     (101,160)
    Amortization of deferred lease..........................               --        (35,172)      (52,760)
    Changes in operating assets and liabilities:
      Due from related parties..............................           47,352         19,756         5,365
      Earned and unbilled revenue...........................         (693,835)            --            --
      Inventory.............................................       (2,942,267)            --            --
      Prepaid and other current assets......................       (1,027,675)      (357,526)       (6,555)
      Accounts payable......................................          (48,492)        21,423       170,578
      Accrued compensation..................................          498,826        (78,180)       57,264
      Other current accrued liabilities.....................        1,258,399        458,506            --
      Deferred revenue......................................        5,354,502      1,825,000       (24,277)
                                                              ---------------   ------------   -----------
        Net cash (used for) provided by operating
          activities........................................       (6,414,283)     2,369,173    (3,539,435)
                                                              ---------------   ------------   -----------

Cash flows from investing activities:
  Payments received on note receivable......................               --        350,000       960,000
  Purchase of marketable securities.........................   (1,269,265,213)   (20,560,447)           --
  Proceeds from maturities or sales of marketable
    securities..............................................    1,149,234,970      4,950,347            --
  Proceeds from sale of property and equipment..............            7,500         19,795         4,200
  Capital expenditures......................................       (2,351,910)      (423,921)     (120,223)
                                                              ---------------   ------------   -----------
        Net cash (used for) provided by investing
          activities........................................     (122,374,653)   (15,664,226)      843,977
                                                              ---------------   ------------   -----------

Cash flows from financing activities:
  Proceeds from common stock issuance, net..................      139,776,202             --            --
  Proceeds from convertible preferred stock issuance, net...               --             --     1,495,205
  Proceeds from issuance of subsidiary convertible preferred
    stock, net..............................................               --      3,372,000     3,370,550
  Proceeds from exercise of put option......................               --      2,500,000            --
  Proceeds from stock options exercised, net................          775,880        220,508       315,287
  Proceeds from warrants exercised, net.....................        1,710,548      4,442,612            --
  Principal payments on capital lease obligations...........          (60,083)       (56,739)       (1,829)
                                                              ---------------   ------------   -----------
        Net cash provided by financing activities...........      142,202,547     10,478,381     5,179,213
                                                              ---------------   ------------   -----------

Net change in cash and cash equivalents.....................       13,413,611     (2,816,672)    2,483,755

Cash and cash equivalents, beginning balance................        1,408,908      4,225,580     1,741,825
                                                              ---------------   ------------   -----------

Cash and cash equivalents, ending balance...................  $    14,822,519   $  1,408,908   $ 4,225,580
                                                              ===============   ============   ===========

Supplemental disclosure of non-cash financing activities:

  Capital lease obligations assumed on acquired equipment...  $            --   $         --   $   126,788
                                                              ===============   ============   ===========

  Due from related party for quarterly investment payment...  $            --   $         --   $   843,000
                                                              ===============   ============   ===========

  Cash paid for income taxes................................  $        77,500   $         --   $        --
                                                              ===============   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                IMMUNOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS AND PLAN OF OPERATIONS

    ImmunoGen, Inc. was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies and does not expect to derive revenue from commercially-approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for the foreseeable future. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note C), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

B.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and its 97% owned subsidiary Apoptosis Technology, Inc., or ATI (established in January 1993). All intercompany transactions and balances have been eliminated.

    REVENUE RECOGNITION--CHANGE IN ACCOUNTING PRINCIPLE

    The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include nonrefundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

    Prior to June 30, 2000, the Company recognized collaboration revenue on up-front, non-refundable license payments upon receipt and milestone payments upon achievement of the milestone and when collection was probable. Revenues recognized were based on the collaboration agreement milestone value and the relationship of costs incurred to the Company's estimates of total cost expected to complete that milestone.

    Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, up-front license payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss to common stockholders for the year ended June 30, 2001.

    For all periods presented, when milestone payments are specifically tied to a separate earnings process, revenue is recognized when the milestone is achieved. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. Deferred revenue represents amounts received under collaborative agreements not yet earned pursuant to these policies. Where the Company has no

                                IMMUNOGEN, INC.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) continuing involvement, it will record non-refundable license fees as revenue upon receipt and will record milestone revenue upon achievement of the milestone by the collaborative partner.

    Royalty revenue is recognized based upon actual net sales of licensed products in licensed territories as provided by the collaborative partner and is generally recognized in the period the sales occur.

    Revenue from clinical material reimbursement is recognized upon shipment, when title to product and associated risk of loss has passed to the customer. Development revenues of approximately $4,800 and $400,000 in fiscal years 2000 and 1999, respectively, represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program, or SBIR, of the National Institute of Health and amounts received pursuant to licensing agreements of the Company and ATI. The Company did not earn any SBIR income during 2001.

    INVENTORY

    Inventory costs primarily relate to clinical trial materials being manufactured for our collaborators. Inventory is stated at the lower of cost or market. At June 30, 2001, approximately $93,500 of general and administrative costs were allocated to and remained in inventory.

    Inventory at June 30, 2001 is summarized below:

Raw materials...............................................  $1,737,620
Work in process.............................................   1,021,902
Finished goods..............................................     182,745
                                                              ----------
Total.......................................................  $2,942,267
                                                              ==========

    EARNED AND UNBILLED REVENUE

    The Company performs certain research and development activities on behalf of certain collaborative partners. The Company is generally reimbursed at cost, including allocated overhead. The Company recognizes revenue as the activities are performed, but bills the customer at the completion of the effort. Amounts earned, but not billed to the customer at period-end are classified as earned and unbilled revenue in the accompanying balance sheet.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    COST OF CLINICAL MATERIALS REIMBURSED

    The Company manufactures pre-clinical and clinical materials for certain of its collaborative partners. The Company is generally reimbursed at cost, including allocated overhead, for this manufacturing of pre-clinical and clinical materials. When the pre-clinical and clinical materials are shipped and title to the product and risk of loss has transferred to the Company's collaborative partner,

                                IMMUNOGEN, INC.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Company records revenue and the associated cost of manufacturing the pre-clinical and clinical materials. In the accompanying Statement of Operations, the cost of manufacturing pre-clinical and clinical materials shipped to collaborative partners is reported as Cost of Clinical Materials Reimbursed.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

    INCOME TAXES

    The company uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of United States Treasury bonds, high-grade corporate bonds, asset-backed and United States government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments purchased to be marketable securities. Cash and cash equivalents include money market funds and cash at June 30, 2001 and 2000.

    MARKETABLE SECURITIES

    In accordance with our investment policy, surplus cash is invested in investment-grade corporate and United States Government debt and asset-backed securities typically with maturity dates of less than one year. We determine the appropriate classification of marketable securities at each balance sheet date. Marketable securities are classified as available for sale and are carried at fair value based on quoted market prices. Unrealized gains and losses are reported net, as comprehensive income, within stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization/accretion included in interest income.

                                IMMUNOGEN, INC.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment..........................  3-5 years
Computer hardware and software...................  3-5 years
Furniture and fixtures...........................  5 years
Leasehold improvements...........................  Shorter of lease term or estimated useful life

    Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income. Gains recorded under sale/ leaseback arrangements are deferred and amortized to operations over the life of the lease.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 2001, the Company determined that no impairment of long-lived assets exists.

    DEBT AND EQUITY INSTRUMENTS ISSUED WITH PROVISIONS FOR CONVERSION INTO
     COMMON STOCK AT A DISCOUNT TO THE MARKET PRICE OF COMMON STOCK

    The value of discounts inherent in convertible instruments issued with provisions for conversion into common stock at a discount to the market price of common stock or the value of any warrants issued in connection with those instruments, is calculated as of the date of issuance of the convertible securities as either dividends to preferred shareholders or as interest to debtholders. The calculated value of the discount is amortized over the period in which the discount is earned. In certain instances, the number and/or exercise prices of warrants to be issued are tied to the market price of the common stock at a future date (the future price). Therefore, the number of warrants to be issued and/or the exercise price of those warrants is not readily determinable at the date of issuance, when the value is required to be calculated. In those instances, for warrant valuation purposes, the Company assumes that the future price is equal to the quoted market price of the common stock on the date of issuance. Accordingly, upon conversion, actual numbers and/or prices may differ from original estimates.

    STOCK-BASED COMPENSATION

    In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of

                                IMMUNOGEN, INC.

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

    SEGMENT INFORMATION

    The Company is in one business segment under the management approach, the business of discovery of monoclonal antibody-based cancer therapeutics.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Management does not believe the adoption of SFAS No. 141 will have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on July 1, 2002. Management does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position or results of operations.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with current year presentation.

C.  AGREEMENTS

    As discussed further in Note B, effective June 30, 2001, the Company adopted SAB 101. The following descriptions relating to revenue recognized under the Company's collaborative agreements reflect the effects of the adoption of SAB 101.

    In February 1999, the Company entered into an exclusive license agreement with SmithKline Beecham plc, London, England and SmithKline Beecham, Philadelphia, Pennsylvania, wholly-owned subsidiaries of GlaxoSmithKline plc, to develop and commercialize the Company's lead TAP, huC242-DM1/SB-408075 for the treatment of colorectal, pancreatic and certain non-small lung cancers. Under the terms of the agreement, the Company could receive up to $41.5 million, subject to the achievement by the Company and/or GlaxoSmithKline of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at the Company's option, and subject to certain conditions, GlaxoSmithKline will

                                IMMUNOGEN, INC.

C.  AGREEMENTS (CONTINUED)
purchase up to $5.0 million of its Common Stock. Between the signing of the agreement and June 30, 2001, GlaxoSmithKline had purchased, pursuant to ImmunoGen's put option, $2.5 million of the Company's common stock.

    The GlaxoSmithKline agreement is expected to provide the Company with sufficient cash funding to carry out its responsibilities in developing huC242-DM1/SB-408075. All costs subsequent to the Phase I clinical studies will be the responsibility of GlaxoSmithKline.

    As of June 30, 2001, the Company had received an up-front fee of $1.0 million and four milestones totaling $10.5 million under the GlaxoSmithKline agreement. The up-front fee was deferred and is being recognized ratably over the Company's period of involvement during development. All of the milestones have been recorded as collaboration revenue, with the exception of $10,000 of the fourth milestone, which has been recorded as deferred revenue until such time as the remaining ongoing commitments associated with this milestone have been satisfied.

    In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's TAP technology for use with antibodies such as Herceptin-Registered Trademark-. Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-HER2 targeting products using ImmunoGen's TAP platform. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any pre-clinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment for execution of the agreement. The up-front fee was deferred and is being recognized ratably over the Company's period of involvement during development. In addition to royalties on net sales, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $40.0 million.

    In addition to the Herceptin-Registered Trademark- agreement described above, the Company announced in May 2000 that it entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. The up-front fee was deferred and is being recognized ratably over the Company's period of involvement during development. This agreement also provides for other payments based on Genentech's achievement of milestones per antigen target, and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company would receive approximately $40.0 million in payments per antigen target under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any pre-clinical and clinical materials that it manufactures under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

    Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech to develop and commercialize its huN901-DM1/BB-10901 TAP for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1/BB-10901 in the European Union and Japan. The Company retains

                                IMMUNOGEN, INC.

C.  AGREEMENTS (CONTINUED)
the rights to develop and commercialize huN901-DM1/BB-10901 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining pre-clinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1/BB-10901, which has been deferred. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1/BB-10901 in the European Union and Japan, if and when they commence.

    In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's TAP technology for use with Abgenix's antibodies along with options to obtain product licenses for antigen targets. The Company received a total of $5.0 million in technology access fee payments and is entitled to potential milestone payments and royalties on net sales of any resulting products. At
June 30, 2001, $4.7 million of the technology access fees remained as deferred revenue to be recognized over the period of the Company's involvement during development. In addition, on September 7, 2000, Abgenix purchased $15.0 million of the Company's common stock in accordance with the agreement. Abgenix has the right to extend its options to obtain product licenses for a specified period of time for an extension fee. The Company's agreement with Abgenix will terminate upon expiration of a specified time period during which ImmunoGen has given Abgenix access to the Company's technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time. For the year ended June 30, 2001, the Company recognized $333,000 of the technology access fees as collaboration revenue.

    In September 2000, the Company entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys will identify fully human antibodies against a specific cell surface marker that the Company identified through its apoptosis research and is associated with a number of forms of cancer. The Company intends to develop products using antibodies generated by MorphoSys against this marker. The Company expensed and paid MorphoSys an $825,000 technology access payment, recorded as a research and development charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company reimburses MorphoSys for its research and development efforts related to identifying these antibodies. During the year ended June 30, 2001, the Company reimbursed Morphosys approximately $562,000 recorded as a research and development charge. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In June 2001, the Company and MorphoSys expanded their existing collaboration by entering into an agreement that provides ImmunoGen access to the MorphoSys HuCAL-Registered Trademark- technology. The Company will utilize this technology for the generation of internal research antibodies. The Company paid MorphoSys a technology access fee of $300,000 and a license fee of $300,000, both of which were recorded as research and development charges, and will pay annual subscription fees during the four-year term of the agreement.

    In November 2000, the Company entered into a collaboration agreement with Genzyme Transgenics. Pursuant to this agreement, Genzyme Transgenics will produce ImmunoGen's humanized

                                IMMUNOGEN, INC.

C.  AGREEMENTS (CONTINUED)
monoclonal antibody, huN901. huN901 is the antibody component of the Company's TAP huN901-DM1/BB-10901, being developed in collaboration with British Biotech for treatment of small-cell lung cancer. The Company paid Genzyme Transgenics a $500,000 project start-up fee, recorded as a research and development charge, and will pay development-related milestone payments and royalties on net sales of any resulting products. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In January 2001, the Company entered into a collaboration agreement with Avalon. Pursuant to the agreement, Avalon will provide gene targets to ImmunoGen. The Company will be responsible for the development, manufacture and commercialization of any resulting products. The Company paid Avalon an up-front fee that was recorded as a research and development charge. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

    In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. The Company received an up-front fee of $2.0 million in the third quarter of 2001. The full amount of the up-front fee was deferred and will be recorded as revenue as it is earned over the development period. This agreement also provides for certain other payments based on Millennium's achievement of milestones. Assuming all benchmarks are met, the Company could receive more than $40.0 million per antigen target. The Company will also receive royalties on net sales of any resulting products. Millennium will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; the Company will be reimbursed for any pre-clinical and clinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period, for an additional technology access fee.

    Also in March 2001, the Company and Raven entered into a collaboration aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer. Raven will discover and provide to the Company's cell surface targets and monoclonal antibodies. We will use these targets and antibodies to develop therapeutic products. We will have the development, manufacturing and commercialization rights to these products in North America and Europe in exchange for an up-front licensing fee, research support, milestones and royalties. Research and development expense for the year ended June 30, 2001, include the up-front licensing fee and quarterly research support paid to Raven.

    In June 2001, ImmunoGen and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and Current Good Manufacturing Practices manufacturing of one of the Company's monoclonal antibodies. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $265,000 and $517,000 upon signing of the letter of intent and the signing of the agreement, respectively. These payments have been recorded as inventory in the accompanying balance sheet. The Company anticipates that the antibody will be used in producing clinical product on behalf of a collaborator, and will be included in the Cost of Clinical Materials Reimbursed when it is shipped and invoiced.

                                IMMUNOGEN, INC.

D.  COMPUTATION OF LOSS PER COMMON SHARE

    Basic and diluted loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of June 30, 2001, 2000 and 1999, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock equaled 7,334,101, 6,964,225 and 12,610,917, respectively. ImmunoGen Common Stock equivalents as calculated in accordance with the treasury-stock accounting method, totaled 5,042,380, 4,698,751 and 3,666,523 as of June 30, 2001, 2000 and
1999, respectively. ImmunoGen Common Stock equivalents have not been included in the loss per share calculation because their effect is antidilutive.

E.  MARKETABLE SECURITIES

    As of June 30, 2001, $14.8 million in cash and money market funds was classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2001 are as follows:

                                                                GROSS        GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED    ESTIMATED
                                                   COST         GAINS        LOSSES      FAIR VALUE
                                               ------------   ----------   ----------   ------------
Cash and money market funds..................  $ 14,822,519    $     --     $     --    $ 14,822,519
Commercial paper.............................     2,272,020         148           --       2,272,168
Government treasury notes....................    44,297,109      86,485         (626)     44,382,968
Federal agencies.............................    13,255,817       3,564         (206)     13,259,175
Asset-back securities........................    20,761,640     119,356       (5,495)     20,875,501
Corporate notes..............................    51,991,833     123,592      (12,675)     52,102,750
Bank notes...................................     3,061,924      22,715           --       3,084,639
                                               ------------    --------     --------    ------------
    Total....................................   150,462,862     355,860      (19,002)    150,799,720
                                               ------------    --------     --------    ------------
Less amounts classified as cash and cash
  equivalents................................    14,822,519          --           --      14,822,519
                                               ------------    --------     --------    ------------
    Total marketable securities..............  $135,640,343    $355,860     $(19,002)   $135,977,201
                                               ============    ========     ========    ============

    During the twelve-month period ended June 30, 2001, $26,474 of unrealized gains on available-for-sale securities were recognized as comprehensive income.

    In determining realized gains or losses on the sale of marketable securities, the cost of securities sold is based on the specific identification method.

    Short term marketable securities mature within one year of the balance sheet date and long term marketable securities mature within two to three years of the balance sheet date.

                                IMMUNOGEN, INC.

F.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at June 30, 2001 and 2000:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Machinery and equipment.....................................  $ 3,093,619   $ 2,085,037
Computer hardware and software..............................      805,830       761,497
Assets under construction...................................      143,815       104,400
Furniture and fixtures......................................       68,173        67,229
Leasehold improvements......................................    9,613,746     8,378,609
                                                              -----------   -----------
                                                               13,725,183    11,396,772
Less accumulated depreciation...............................   10,487,101     9,888,376
                                                              -----------   -----------
Property and equipment, net of accumulated depreciation.....  $ 3,238,082   $ 1,508,396
                                                              ===========   ===========

    Depreciation expense was approximately $613,000, $499,000 and $555,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

    As of June 30, 2001 and June 30, 2000 capital lease amortization totaled approximately $49,000 and $59,000, respectively. As of June 30, 2001 and
June 30, 2000 the cost of capitalized equipment equaled $142,000. All of this capitalized equipment is classified under Computer hardware & software.

G.  COMPREHENSIVE INCOME (LOSS)

    The Company presents comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income." For the years ended June 30, 2001, 2000 and 1999, total comprehensive income (loss) equaled $(15.3) million, $73,000 and $(4.1) million, respectively. Other comprehensive income was comprised entirely of unrealized gains recognized on available-for-sale debt securities.

H.  MINORITY INTEREST

    In July 1997, ATI entered into a collaboration agreement with BioChem Pharma, Inc. This agreement granted BioChem an exclusive worldwide license to ATI's proprietary screens based on two families of proteins involved in apoptosis, for use in identifying leads for anti-cancer drug development. As of April 2000, BioChem had fulfilled all of its funding obligations under the agreement by purchasing a total of $11.1 million in non-voting, non-dividend-bearing convertible preferred stock of ATI.

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

    The preferred stock issued to BioChem is convertible into ATI common stock at any time after three years from the date of first issuance, at a conversion price equal to the then current market price of the ATI common stock, but in any event at a price that will result in BioChem acquiring at least 15% of the then outstanding ATI common stock. Through June 30, 2001, 11,125 shares of ATI preferred stock had been issued to BioChem, representing a 15% minority interest (on an if-converted

                                IMMUNOGEN, INC.

H.  MINORITY INTEREST (CONTINUED)
and fully diluted basis) in the net equity of ATI. Minority interest in ATI's loss reduced ImmunoGen's net loss for the years ended June 30, 2000 and 1999 by $76,000 and $101,000, respectively. Based upon an independent appraisal, approximately 3% of the $11.1 million invested, or approximately $337,000, was allocated to the minority interest in ATI, with the remainder, or approximately $10.8 million, allocated to the Company's equity.

    As part of the BioChem agreement, BioChem also received warrants to purchase shares of ImmunoGen Common Stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen Common Stock determined by dividing $11.1 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen Common Stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value of such securities. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen Common Stock is limited to a total of 20% of the number of shares of ImmunoGen's Common Stock outstanding on the date of the initial transaction to the extent that the conversion price would be less than the market price of ImmunoGen Common Stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

I.  INCOME TAXES

    The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before minority interest, the cumulative effect of accounting change and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Loss before income tax expense, minority interest and
  cumulative effect of accounting change....................  $(9,473)    $(313)    $(4,176)
                                                              =======     =====     =======

Expected tax benefit at 34%.................................  $(3,221)    $(107)    $(1,420)
State tax benefit net of federal benefit....................     (429)      (16)       (220)
Change in valuation allowance for deferred tax assets
  allocated to tax expense..................................    3,697       104       1,618
Other.......................................................       36        19          22
                                                              -------     -----     -------
Income tax provision........................................  $    83     $  --     $    --
                                                              =======     =====     =======

    At June 30, 2001, the Company has net operating loss carryforwards of approximately $134.7 million available to reduce federal taxable income expiring in 2002 through 2021 and $45.4 million available to reduce state taxable income expiring in 2002 through 2006. Of the total $134.7 million federal net operating loss carryforwards and $45.4 million state net operating loss

                                IMMUNOGEN, INC.

I.  INCOME TAXES (CONTINUED)
carryforwards, $4.1 million of net operating loss carryforwards relates to the exercise of stock options. The tax benefit of this amount will result in an increase in additional paid-capital if and when realized. The Company also has federal and state research tax credits of approximately $7.6 million available to offset federal and state income taxes, which expire beginning in 2002. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30 are as follows (in thousands):

                                                                  AT JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net operating loss carryforwards............................  $ 48,210   $ 44,987
Research and development tax credit carryforwards...........     6,708      7,137
Capitalized research costs..................................     1,630      1,953
Property and other intangible assets........................     2,445      2,369
Deferred revenue............................................     5,073         --
Other liabilities...........................................     1,235         --
                                                              --------   --------
Total deferred tax assets...................................    65,301     56,446
Valuation allowance.........................................   (65,301)   (56,446)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

    The valuation allowance increased by $8.9 million during 2001 due primarily to the increase in net operating loss carryforwards related to the cumulative effect of accounting change and the Company's net loss before the cumulative effect of accounting change offset by write-offs of expiring federal and state net operating loss carryforwards and research and development credits.

J.  CAPITAL STOCK

    COMMON AND PREFERRED STOCK

    In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock (Series A Stock), with a stated value of $1,000 per share. Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends in cash, or at the Company's option, shares of the Company's common stock, in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of common stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $2.50 (subject to certain restrictions) and (ii) 85% of the average of the closing bid price of the common stock for the five days prior to conversion. In addition, holders of Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of common stock issued on conversion. On January 5, 1998, the remaining 1,100 unconverted shares of the Series A Stock plus accrued dividends thereon were converted into 1,347,491 shares of the Company's common stock. In connection with the Series A Stock

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)
conversions, warrants to purchase 1,338,117 shares of common stock were issued. The warrants were issued with an exercise price of $4.00 per share and expired at various dates during 2002 and 2003. The warrants were valued at $623,000 and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series A Stock. The warrant agreements contain anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder may purchase 1,347,811 shares of common stock at exercise prices ranging from $3.95 to $4.00 per share. The warrants expire at various dates in 2002 and 2003.

    Also in October 1996, the Company sold 3,000 shares of its Series B Convertible Preferred Stock (Series B Stock). As of February 4, 1997, all 3,000 shares of Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's common stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's common stock were also issued. Of these, 250,000 warrants are exercisable at $5.49 per share and expire in October 2001. The remaining 250,000 warrants are exercisable at $3.68 per share and expire in January 2002. These warrants were valued at $618,900, and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series B Stock.

    In January 1997, the Company sold $3.0 million of its Series C Convertible Preferred Stock (Series C Stock) in connection with the October 1996 Private Placement (the October 1996 Private Placement) to an institutional investor. Each share of Series C Stock was convertible into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's common stock at the time of conversion. On August 1, 1997, the remaining 700 unconverted shares of the Series C Stock plus accrued dividends thereon were converted into 701,180 shares of the Company's common stock. In connection with all Series C Stock, warrants to purchase 1,147,754 shares of common stock were issued to the investor. These warrants are exercisable at $2.31 per share and expire in April 2002. The $1.2 million value of these warrants was accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series C Stock.

    In June 1997, the Company sold $1.0 million of its Series D Convertible Preferred Stock (Series D Stock) in connection with a financing agreement that was entered into in October 1996. The Series D Stock was convertible at any time into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $1.44 and (ii) 85% of the market price of the Company's common stock at the time of conversion. As of December 31, 1997, all 1,000 shares of Series D Stock and accumulated dividends thereon had been converted into 1,001,387 shares of common stock. In addition, the investor received warrants to purchase 454,545 shares of the Company's common stock. These warrants have an exercise price of $1.94 per share and expire in 2002. The value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends on convertible preferred stock at that time.

    Also in June 1997, the Company and ATI satisfied an obligation of ATI to one of its scientific advisors, totaling $120,000, by paying the advisor a combination of cash and 41,481 shares of the Company's common stock.

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)

    In December 1997, the Company entered into an agreement, which was amended in March 1998, to sell $3.0 million of its non-dividend-bearing Series E Convertible Preferred Stock (Series E Stock) to an institutional investor. The investment was completed in three installments: $1.0 million in December 1997; $500,000 in March 1998; and $1.5 million in July 1998. The issued Series E Stock became convertible into common stock at the end of a two-year holding period at $1.0625 per share. In addition, through June 30, 1999, warrants to purchase 2,823,528 shares of common stock had been issued. These warrants became exercisable at the end of a two-year holding period, subject to certain provisions. The value of the warrants was determined at the time of their issuance and accounted for as non-cash dividends on convertible preferred stock. Approximately $580,500 and $918,000 in non-cash dividends were recorded in the each of fiscal 1998 and 1999, respectively. These warrants had an exercise price of $2.125 per share, and vested over a period of two years subject to certain provision. Of the total 2,823,528 warrants issued, 941,176 would have expired in 2004 and 1,882,352 would have expired in 2005. Also in relation to this agreement, 75,000 shares of common stock were issued to a third party as a finder's fee. The value of these issued shares equaled $107,000 based on closing prices on the date of grant and was charged to operations.

    In July 2000, one warrant holder exercised its right to acquire 50,000 of shares of common stock at an exercise price of $3.11 per share. In
September 2000, one holder of warrants exercised its right to acquire 50,000 shares of common stock at an exercise price of $3.11 per share. In
October 2000, two holders of warrants exercised their rights to acquire 77,500 shares of common stock at a price range of $3.11 to $5.49 per share. During the twelve-month period ended June 30, 2001, holders of options issued through the Company's Restated Incentive Stock Option Plan exercised their rights to acquire an aggregate of 313,928 shares at prices ranging from $0.84 per share to $14.75 per share. The total proceeds from these option and warrant exercises, $2.5 million, will be used to fund current operations.

    In February 1999, as part of the exclusive license agreement with GlaxoSmithKline, at ImmunoGen's option, GlaxoSmithKline agreed to purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. As of June 30, 2001, GlaxoSmithKline had purchased, pursuant to the Company's put option, 1,023,039 shares of ImmunoGen Common Stock for $2.5 million.

    In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem. As part of the agreement, BioChem received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount invested in ATI by BioChem during the three-year research term. These warrants are exercisable at any time on or after July 31, 2000, until and including
July 31, 2002, into a number of shares of ImmunoGen common stock determined by dividing $11.1 million by the market price of the ImmunoGen common stock on the exercise date, subject to certain limitations. In April 2000, the last quarterly investment of $843,000 was received and warrants corresponding to that amount were issued. Until July 31, 2000, proceeds from this investment were restricted to fund the ongoing ATI research collaboration. After that date, all residual proceeds represented unrestricted assets of ATI.

    On September 5, 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Fremont, California. The agreement provides Abgenix with access to ImmunoGen's maytansinoid TAP technology for use with Abgenix's fully human antibodies generated with XenoMouse technology. Immunogen will receive $5.0 million in technology access fee payments, as well as potential milestone

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)
payments, and royalties on net sales of any resulting products. In addition, on September 7, 2000 Abgenix purchased $15.0 million of ImmunoGen Common Stock at $19.00 per share.

    In November 2000, the Company completed a public offering of 4.0 million shares of Common Stock at $33.00 per share. Proceeds to the Company were $124.8 million, net of offering costs of $7.2 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including research and development.

    WARRANTS

    In addition to the warrants discussed in this footnote, subheading Common and Preferred Stock, the Company issued warrants to purchase 509,000 and 500,000 shares of Common Stock at exercise prices of $4.00 and $6.00 per share, respectively, in connection with a private placement of the Company's convertible debentures in March 1996. The warrant agreements contain anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder may purchase 568,715 and 558,659 share of common stock at exercise prices of $3.58 and $5.37 per share, respectively. The warrants expire in September 2001. Additionally, the Company issued the holder a warrant, expiring in November 2005, to acquire 340,000 shares of common stock at an exercise price of $38.00 per share.

    In connection with ImmunoGen's March 1996 convertible debt offering, the Company issued warrants to purchase 250,000 shares of the Company's Common Stock to a third party as a finder's fee. The 250,000 warrants have an exercise price of $3.11 and expire in 2003.

    STOCK OPTIONS

    Under the Company's Restated Stock Option Plan (the Plan), originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase shares of common stock of the Company. In July 1999, the Board of Directors authorized, and the shareholders subsequently approved, amendments to the Plan to increase the total number of shares reserved for the grant of options to 4.85 million shares of common stock. In addition to options granted under the Plan, the Board previously approved the

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)
granting of other, non-qualified options. Information related to stock option activity under the Plan and outside of the Plan during fiscal years 1999, 2000 and 2001 is as follows:

                                                      OPTIONS ISSUED             NON-QUALIFIED OPTIONS
                                                      UNDER THE PLAN           ISSUED OUTSIDE OF THE PLAN
                                                ---------------------------   ----------------------------
                                                                AVERAGE                        AVERAGE
                                                 SHARES     PRICE PER SHARE     SHARES     PRICE PER SHARE
                                                ---------   ---------------   ----------   ---------------
Outstanding at June 30, 1998..................  2,492,353       $ 2.92          20,000         $ 7.69
                                                ---------       ------          ------         ------
Granted.......................................    642,700         2.06              --             --
Exercised.....................................    174,245         1.81              --             --
Canceled......................................    151,659         5.58              --             --
                                                ---------       ------          ------         ------
Outstanding at June 30, 1999..................  2,809,149       $ 2.65          20,000         $ 7.69
                                                ---------       ------          ------         ------
Granted.......................................    596,200         7.27              --             --
Exercised.....................................    131,567         1.67              --             --
Canceled......................................     61,774         4.92              --             --
                                                ---------       ------          ------         ------
Outstanding at June 30, 2000..................  3,212,008       $ 3.50          20,000         $ 7.69
                                                ---------       ------          ------         ------
Granted.......................................  1,051,300        19.89          12,500          14.49
Exercised.....................................    303,928         2.47          10,000           3.38
Canceled......................................    100,999        10.86              --             --
                                                ---------       ------          ------         ------
Outstanding at June 30, 2001..................  3,858,381       $ 7.85          22,500         $13.38
                                                =========       ======          ======         ======

    The following table summarizes aggregate information about total stock options under the Plan and outside the Plan, outstanding at June 30, 2001:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            -------------------------------------------------   ------------------------------
                                          WEIGHTED-AVERAGE
                                             REMAINING
                              NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------    -----------   ----------------   ----------------   -----------   ----------------
$  .84 -  1.31............     964,128          6.39              $  .98           964,003         $  .98
  1.38 -  2.50............   1,026,450          6.06                2.15           829,704           2.18
  2.50 - 11.50............     811,841          6.43                7.50           446,232           7.70
 11.88 - 19.97............     220,500          7.28               14.61            77,250          14.38
 20.75 - 39.13............     857,962          9.58               21.05                --             --
                             ---------                                           ---------
                             3,880,881                                           2,317,189
                             =========                                           =========

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)
    The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2001, 2000 and 1999:

                                               AVERAGE                         AVERAGE
                             OUTSTANDING   PRICE PER SHARE   EXERCISABLE   PRICE PER SHARE
                             -----------   ---------------   -----------   ---------------
June 30, 2001..............   3,880,881         $7.85         2,317,189         $3.15
June 30, 2000..............   3,232,008          3.50         1,863,312          3.12
June 30, 1999..............   2,829,149          2.65         1,343,651          3.94

    Options vest at various rates over periods of up to four years and may be exercised within ten years from the date of grant.

    The Company applies APB 25 and related interpretations in accounting for its Plan. Accordingly, no compensation expense is generally recognized for its stock-based compensation plans. However, in April 2000, 52,916 options previously granted to a terminating officer were granted accelerated vesting and, accordingly, the Company charged $350,000 to compensation expense representing the difference between the exercise price and the fair value of the stock at the acceleration date. In 2001, the Company also recorded $43,000 of compensation expense related to a terminating employee and $37,000 in connection with variable stock option grants.

    Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net basic and diluted loss per common share for the years ended June 30, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                                        JUNE 30,
                                        ----------------------------------------
                                            2001          2000          1999
                                        ------------   -----------   -----------
Pro forma net loss....................  $(18,817,066)  $(1,378,740)  $(5,648,419)
Pro forma basic and diluted loss per
  share...............................  $      (0.51)  $     (0.05)  $     (0.22)

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  JUNE 30,
                                                    ------------------------------------
                                                      2001          2000          1999
                                                    --------      --------      --------
Dividend..........................................     None          None          None
Volatility........................................    97.00%       107.00%        85.00%
Risk-free interest rate...........................     5.00%         6.72%         4.96%
Expected life (years).............................      5.5           5.5           5.5

    Using the Black-Scholes option-pricing model, the fair value of options granted during fiscal 2001, 2000 and 1999 was $16.12, $6.00 and $1.47, respectively.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of

                                IMMUNOGEN, INC.

J.  CAPITAL STOCK (CONTINUED)
traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

    COMMON STOCK RESERVED

    Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

K.  COMMITMENTS

    OPERATING LEASES

    At June 30, 2001, the Company leased facilities in Norwood and Cambridge, Massachusetts. In fiscal year 2001, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2008. The Cambridge facility was subject to a sublease agreement, which expired in April 2000. The lease term for the Cambridge facility expires in 2003. Total net receipts under the sublease agreement, which were credited to rent expense, were approximately $3.4 million through April 2000, of which approximately $707,000 and $796,000 was received by the Company in fiscal 2000 and 1999, respectively. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense, net of the above mentioned subleased income, was approximately $635,000, $318,000 and $146,000 during fiscal years 2001, 2000 and 1999.

    The minimum rental commitments, including real estate taxes and other expenses, for the next four years under the non-cancelable capital and operating lease agreements are as follows:

                                                          OPERATING    CAPITAL
                                                            LEASES      LEASES
                                                          ----------   --------
2002....................................................  $  932,805    $8,683
2003....................................................     942,719        --
2004....................................................     576,064        --
2005....................................................     576,064        --
2006....................................................     576,064        --
Thereafter..............................................   1,152,128        --
                                                          ----------    ------
Total minimum lease payment.............................   4,755,844     8,683
Total lease commitments.................................   4,755,844     8,683
                                                          ----------    ------
Less amount representing interest.......................                   546
                                                                        ------
Present value of net minimum capital lease payments.....                $8,137
                                                                        ======

L.  EMPLOYEE BENEFIT PLANS

    Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution,

                                IMMUNOGEN, INC.

L.  EMPLOYEE BENEFIT PLANS (CONTINUED)
up to a maximum amount equal to 1% of the employee's gross salary. In fiscal, 2001, 2000 and 1999, the Company's contributions to the 401(k) Plan amounted to approximately $47,500, $41,075, and $26,000, respectively.

M.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The quarterly information for the four quarters of 2001 reflects the quarters as previously reported prior to the adoption of SAB 101 and as adjusted for the retroactive adoption of SAB 101 to July 1, 2000, as noted in the column headings. The 2000 quarterly information has been presented as originally reported and pro forma for the adoption of SAB 101.

                                                                        FISCAL YEAR 2001
                            --------------------------------------------------------------------------------------------------------
                               FIRST QUARTER ENDED        SECOND QUARTER ENDED         THIRD QUARTER ENDED      FOURTH QUARTER ENDED
                               SEPTEMBER 30, 2000           DECEMBER 31, 2000            MARCH 31, 2001            JUNE 30, 2001
                            -------------------------   -------------------------   -------------------------   --------------------
                                AS            AS            AS            AS            AS            AS                 AS
                             REPORTED      ADJUSTED      REPORTED      ADJUSTED      REPORTED      ADJUSTED           REPORTED
                            -----------   -----------   -----------   -----------   -----------   -----------   --------------------
Revenues:
  Revenue earned under
    collaboration
    agreement.............  $ 1,759,000   $ 2,213,162   $   526,000   $   614,750   $   155,411   $   429,870       $   387,716
  Clinical materials
    reimbursement.........           --            --            --            --       561,615       561,615            35,435
  Development fees........           --            --       100,069       100,069        35,164        35,164           101,582
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
    Total revenues........    1,759,000     2,213,162       626,069       714,819       752,190     1,026,649           524,733
Expenses:
  Cost of clinical
    materials
    reimbursed............           --            --            --            --       561,615       561,615            35,435
  Research and
    development...........    3,568,933     3,568,933     3,619,171     3,619,171     3,739,396     3,739,396         4,285,664
  General and
    administrative........      853,909       853,909     1,047,265     1,047,265     1,179,697     1,179,697         1,400,931
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
    Total Expenses........    4,422,842     4,422,842     4,666,436     4,666,436     5,480,708     5,480,708         5,722,030
Net loss from
  operations..............   (2,663,842)   (2,209,680)   (4,040,367)   (3,951,617)   (4,728,518)   (4,454,059)       (5,197,297)
  Loss on the sale of
    assets................       (1,900)       (1,900)           --            --            --            --                --
  Interest income, net....      213,601       213,601     1,242,923     1,242,923     2,583,606     2,583,606         1,834,845
  Realized gains on
    investments...........           --            --            --            --        92,582        92,582            40,184
  Other income............       19,349        19,349       248,706       248,706        20,226        20,226            44,927
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
Net loss before income tax
  expense and cumulative
  effect of change in
  accounting principle....   (2,432,792)   (1,978,630)   (2,548,738)   (2,459,988)   (2,032,104)   (1,757,645)       (3,277,341)
  Income tax expense......           --            --        55,000        55,000        27,600        27,600                --
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
Net loss before cumulative
  effect of change in
  accounting principle....   (2,432,792)   (1,978,630)   (2,603,738)   (2,514,988)   (2,059,704)   (1,785,245)       (3,277,341)
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
Cumulative effect of
  change in accounting
  principle...............           --    (5,734,478)           --            --            --            --                --
                            -----------   -----------   -----------   -----------   -----------   -----------       -----------
Net loss to common
  stockholders............  $(2,432,792)  $(7,713,108)  $(2,603,738)  $(2,514,988)  $(2,059,704)  $(1,785,245)      $(3,277,341)
                            ===========   ===========   ===========   ===========   ===========   ===========       ===========
Basic and diluted net loss
  per share...............  $     (0.07)  $     (0.23)  $     (0.07)  $     (0.07)  $     (0.05)  $     (0.05)      $     (0.09)
                            ===========   ===========   ===========   ===========   ===========   ===========       ===========

                                IMMUNOGEN, INC.

M.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                  FISCAL YEAR 2000
                                    -----------------------------------------------------------------------------
                                      FIRST QUARTER ENDED      SECOND QUARTER ENDED        THIRD QUARTER ENDED
                                      SEPTEMBER 30, 1999         DECEMBER 31, 1999           MARCH 31, 2000
                                    -----------------------   -----------------------   -------------------------
                                        AS                        AS                        AS
                                     REPORTED    PRO FORMA     REPORTED    PRO FORMA     REPORTED      PRO FORMA
                                    ----------   ----------   ----------   ----------   -----------   -----------
Revenues:
  Revenue earned under
    collaboration agreement.......  $4,000,000   $4,041,667   $2,500,000   $1,795,667   $        --   $   231,667
  Licensing.......................         290         290           195         195             --            --
  Development fees................       4,800       4,800            --          --             --            --
                                    ----------   ----------   ----------   ----------   -----------   -----------
    Total revenues................   4,005,090   4,046,757     2,500,195   1,795,862             --       231,667
Expenses:
  Research and development........   1,831,023   1,831,023     1,890,695   1,890,695      2,262,513     2,262,513
  General and administrative......     503,335     503,335       643,212     643,212        689,167       689,167
                                    ----------   ----------   ----------   ----------   -----------   -----------
    Total expenses................   2,334,358   2,334,358     2,533,907   2,533,907      2,951,680     2,951,680
Net earnings/(loss) from
  operations......................   1,670,732   1,712,399       (33,712)   (738,045)    (2,951,680)   (2,720,013)
  Gain/(loss) on the sale of
    assets........................        (157)       (157)        1,645       1,645             50            50
  Interest income, net............      54,296      54,296        69,931      69,931        115,961       115,961
  Other income....................          --          --        42,030      42,030          6,000         6,000
                                    ----------   ----------   ----------   ----------   -----------   -----------
Net earnings/(loss) before
  minority interest...............   1,724,871   1,766,538        79,894    (624,439)    (2,829,669)   (2,598,002)
  Minority interest in net loss of
    consolidated subsidiary.......      25,290      25,290        25,290      25,290         25,290        25,290
                                    ----------   ----------   ----------   ----------   -----------   -----------
Net earnings/(loss) to common
  stockholders....................  $1,750,161   $1,791,828   $  105,184   $(599,149)   $(2,804,379)  $(2,572,712)
                                    ==========   ==========   ==========   ==========   ===========   ===========
Basic net earnings/(loss) per
  share...........................  $     0.07   $    0.07    $     0.00   $   (0.02)   $     (0.09)  $     (0.08)
                                    ==========   ==========   ==========   ==========   ===========   ===========
Diluted net earnings/(loss) per
  share...........................  $     0.05   $    0.05    $     0.00   $   (0.02)   $     (0.09)  $     (0.08)
                                    ==========   ==========   ==========   ==========   ===========   ===========

                                        FISCAL YEAR 2000
                                    ------------------------
                                      FOURTH QUARTER ENDED
                                         JUNE 30, 2000
                                    ------------------------
                                        AS
                                     REPORTED     PRO FORMA
                                    ----------   -----------
Revenues:
  Revenue earned under
    collaboration agreement.......  $4,675,000   $   245,162
  Licensing.......................         220           220
  Development fees................          --            --
                                    ----------   -----------
    Total revenues................   4,675,220       245,382
Expenses:
  Research and development........   2,893,874     2,893,874
  General and administrative......   1,210,340     1,210,340
                                    ----------   -----------
    Total expenses................   4,104,214     4,104,214
Net earnings/(loss) from
  operations......................     571,006    (3,858,832)
  Gain/(loss) on the sale of
    assets........................      18,000        18,000
  Interest income, net............     120,985       120,985
  Other income....................       1,483         1,483
                                    ----------   -----------
Net earnings/(loss) before
  minority interest...............     711,474    (3,718,364)
  Minority interest in net loss of
    consolidated subsidiary.......          --            --
                                    ----------   -----------
Net earnings/(loss) to common
  stockholders....................  $  711,474   $(3,718,364)
                                    ==========   ===========
Basic net earnings/(loss) per
  share...........................  $     0.02   $     (0.11)
                                    ==========   ===========
Diluted net earnings/(loss) per
  share...........................  $     0.02   $     (0.11)
                                    ==========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information reported in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001 is hereby incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The section entitled "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 12, 2001, is hereby incorporated by reference.

EXECUTIVE OFFICERS

    The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

NAME                                     AGE                     POSITIONS WITH THE COMPANY
----                                   --------   --------------------------------------------------------
Mitchel Sayare, Ph.D.................     53      Chairman of the Board of Directors, Chief Executive
                                                  Officer and President

Walter A. Blattler, Ph.D.............     52      Executive Vice President, Science and Technology and
                                                    Treasurer

Gregg D. Beloff......................     33      Vice President and Chief Financial Officer

John M. Lambert, Ph.D................     50      Senior Vice President, Research and Development

Pauline Jen Ryan.....................     34      Vice President, Business Development

Virginia A. Lavery...................     37      Senior Corporate Controller and Treasurer

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

    Gregg D. Beloff, Vice President and Chief Financial Officer, joined the Company in March 2001. From 1998 to 2001 he was employed at Adams, Harkness & Hill, Inc., most recently as a Vice President in Investment Banking. From 1993 to 1996, Mr. Beloff was employed as an attorney at the law firm of Gaffin & Krattenmaker, P.C. Mr. Beloff holds a Juris Doctorate from the University of Pittsburgh and a Masters of Business Administration from Carnegie Mellon University.

    John M. Lambert, Ph.D., Senior Vice President, Research and Development since November 1996, joined the Company in 1987. Dr. Lambert served as Senior Director of Research from November 1992 to October 1994 and served as Vice President of Research from October 1994 to November 1996. Prior to joining ImmunoGen, Dr. Lambert was Assistant Professor of Pathology at the Dana-Farber Cancer Institute, where he worked on the research program supported by ImmunoGen. Dr. Lambert received his Ph.D. in Biochemistry from Cambridge University in England.

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

    Virginia A. Lavery, Senior Corporate Controller and Treasurer, joined the Company in December 2000. During 2000, Ms. Lavery was self-employed as a financial consultant. From August 1999 to February 2000, Ms. Lavery was interim Chief Financial Officer of Dynamics Research Corporation, a publicly-traded government contractor, after having served as Corporate Controller since
July 1998. From 1989 to 1998, Ms. Lavery was a Certified Public Accountant with Arthur Andersen, LLP.

    The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

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

        (3) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 (3.1)                  Restated Articles of Organization(1)

 (3.2)                  By-Laws, as amended(2)

 (4.1) Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)

 (4.2)                  Form of Common Stock Certificate(7)

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

(10.3)x                 Restated Stock Option Plan(6)

(10.4)x                 Letter Agreement Regarding Employment dated as of
                        October 1, 1987 between the Registrant and Dr. Walter A.
                        Blattler(5)

(10.5)                  Lease dated May 15, 1997 by and between Harry F. Stimpson,
                        III, as trustees, lessor, and the Registrant, lessee(3)

(10.6)                  Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty
                        Trust, lessor, and Charles River Biotechnical
                        Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(7)

(10.7)                  First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the
                        Registrant(8)

(10.8)                  Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence
                        Realty Trust, lessor, and the Registrant, Lessee(3)

(10.9)x Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994(9)

(10.10) Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(6)

(10.11)                 Option Agreement dated April 5, 1990 by and between the
                        Registrant and Takeda Chemical Industries, Ltd.(10)

(10.12)                 Capital Lease Agreement dated March 31, 1994 by and between the Registrant and Aberlyn Capital Management Limited
                        Partnership(9)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
(10.13)                 Sublease dated as of August 31, 1995 by and between the
                        Registrant, as landlord, and Astra Research Center Boston,
                        Inc., as tenant(11)

(10.14)                 Equipment Use and Services Agreement dated as of August 31,
                        1995 by and between the Registrant, as landlord, and Astra
                        Research Center Boston, Inc., as tenant(11)

(10.15)                 Consent to Sublease and Agreement dated as of August 31,
                        1995 by and between Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research
                        Center Boston, Inc., as sublessee(11)

(10.16)                 Amendment to Lease dated August 31, 1995 between
                        Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(12)

(10.17)                 Securities Purchase Agreement, including the Form of
                        Convertible Debenture and The Form of Stock Purchase
                        Warrant, dated as of March 15, 1996 by and among the Registrant and Capital Ventures International(12)

(10.18)                 Registration Rights Agreement dated as of March 15, 1996 by and among the Registrant and Capital Ventures
                        International(12)

(10.19)                 Letter Agreement dated as of March 21, 1996 by and among the
                        Registrant and Capital Ventures International regarding the
                        Securities Purchase Agreement dated as of March 15,
                        1996(12)

(10.20) Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(13)

(10.21) First Amendment to Sublease dated August 31, 1995 by and between the Registrant, as landlord, and Astra Research
                        Center Boston, Inc., as tenant(14)

(10.22) Convertible Debenture, dated as of June 28, 1996, by and among the Registrant and The Dana-Farber Cancer Institute,
                        Inc.(15)

(10.23)                 Form of Warrant issued by the Registrant to LBC Capital
                        Resources, Inc.(15)

(10.24)                 Research Collaboration Agreement dated July 31, 1997 between
                        Apoptosis Technology, Inc. and BioChem
                        Therapeutic Inc.*(3)

(10.25)                 License Agreement dated July 31, 1997 between Apoptosis
                        Technology, Inc., BioChem Pharma Inc., Tanaud Holdings
                        (Barbados) Ltd. and Tanaud L.L.C.*(3)

(10.26)                 Stock Purchase Agreement dated July 31, 1997 by and among
                        Apoptosis Technology, Inc., BioChem Pharma (International)
                        Inc., and the Registrant*(3)

(10.27)                 Registration Agreement dated July 31, 1997 between the
                        Registrant and BioChem Pharma (International) Inc.(3)

(10.28)                 Registration Agreement dated July 31, 1997 between Apoptosis
                        Technology, Inc. and the Registrant(3)

(10.29)                 Form of Warrant issued by the Registrant to BioChem Pharma
                        (International) Inc.(3)

(10.30)                 Warrant Certificate dated September 16, 1997 issued to
                        Southbrook International Investments, Ltd.(16)

(10.31)                 Warrant Certificate dated July 31, 1997 issued to Capital
                        Ventures International(16)

(10.32)                 Warrant Certificate dated August 1, 1997 issued to Capital
                        Ventures International(16)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
(10.33)                 Warrant Certificate dated August 21, 1997 issued to Capital
                        Ventures International(16)

(10.34)                 Warrant Certificate dated October 6, 1997 issued to BioChem
                        Pharma (International)(16)

(10.35) Series E Convertible Preferred Stock Purchase Agreement by and among ImmunoGen, Inc., Biotechnology Venture Partners,
                        L.P., Biotechnology Value Fund, L.P., Biotechnology Value
                        Fund, Ltd. and Investment 10, L.L.C. dated December 10,
                        1997*(4)

(10.36)                 Registration Agreement among ImmunoGen, Inc., Biotechnology
                        Venture Partners, L.P., Biotechnology Value Fund, L.P.,
                        Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.
                        dated December 10, 1997(4)

(10.37) Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value
                        Fund, L.P., Biotechnology Value Fund, Ltd. and Investment
                        10, L.L.C.(4)

(10.38)                 Warrant Certificate dated December 1,1997 issued to Capital
                        Ventures International(4)

(10.39)                 Warrant Certificate dated December 5,1997 issued to Capital
                        Ventures International(4)

(10.40)                 Warrant Certificate dated January 5,1998 issued to Capital
                        Ventures International(4)

(10.41)                 Warrant Certificate dated January 5, 1998 issued to BioChem
                        Pharma Inc.(4)

(10.42)                 First Amendment to Stock Purchase Agreement dated as of
                        March 18, 1998 by and among ImmunoGen, Inc., Biotechnology
                        Venture Partners, L.P., Biotechnology Value Fund, Ltd. and
                        Investment 10, L.L.C.*(17)

(10.43) License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(19)

(10.44)                 License Agreement dated February 1, 1999 between the
                        Registrant and SmithKline Beecham Corporation*(18)

(10.45)                 Stock Purchase Agreement dated February 1, 1999 between the
                        Registrant and SmithKline Beecham plc*(18)

(10.46)                 License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)

(10.47) Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)

(10.48) Development,Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(20)

(10.49) Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(21)

(10.50)                 Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(22)

(10.51)                 Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(22)

(10.52)                 Agreement between ImmunoGen, Inc. and Millennium
                        Pharmaceuticals, Inc., dated March 30, 2001.*(23)

(10.53)                 Agreement between ImmunoGen, Inc. and Raven
                        Biotechnologies, Inc., dated March 28, 2001.*(23)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
(21)                    Subsidiaries of the Registrant, filed herewith

(23)                    Consent of PricewaterhouseCoopers LLP, filed herewith

------------------------

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

 (4) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1997.

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

 (9) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

 (10) Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

 (11) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1995.

 (12) Previously filed as exhibits to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

 (13) Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

 (14) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1996.

 (15) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3, File
      No. 333-07661.

 (16) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended September 30, 1997.

 (17) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

 (18) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1998.

 (19) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1998.

 (20) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2000.

 (21) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K filed October 10, 2000.

 (22) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K/A filed October 10, 2000.

 (23) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001.

 (x) Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

 (*) The Registrant has filed a confidential treatment request with the Commission with respect to this document.

 (b) Form 8-K dated September 6, 2000--Item 5: Other Events.

    Form 8-K dated September 29, 2000--Item 5: Other Events.

    Form 8-K dated November 8, 2000--Item 5: Other Events.

    Form 8-K dated March 5, 2001--Item 5: Other Events.

    Form 8-K dated March 7, 2001--Item 5: Other Events.

    Form 8-K dated March 29, 2001--Item 5: Other Events.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       IMMUNOGEN, INC.

                                                       By:              /s/ MITCHEL SAYARE
                                                            -----------------------------------------
                                                                          MITCHEL SAYARE
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER
Dated: September 28, 2001

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                                               Chairman of the Board of
             /s/ MITCHEL SAYARE                  Directors, Chief Executive
    ------------------------------------         Officer and President (principal  September 28, 2001
               Mitchel Sayare                    executive)

           /s/ WALTER A. BLATTLER
    ------------------------------------       Executive Vice President, Science   September 28, 2001
             Walter A. Blattler                  and Technology, and Director

             /s/ GREGG D. BELOFF
    ------------------------------------       Vice President and Chief Financial  September 28, 2001
               Gregg D. Beloff                   Officer

             /s/ DAVID W. CARTER
    ------------------------------------       Director                            September 28, 2001
               David W. Carter

           /s/ MICHAEL R. EISENSON
    ------------------------------------       Director                            September 28, 2001
             Michael R. Eisenson

            /s/ STUART F. FEINER
    ------------------------------------       Director                            September 28, 2001
              Stuart F. Feiner

            /s/ MARK B. SKALETSKY
    ------------------------------------       Director                            September 28, 2001
              Mark B. Skaletsky

                               INDEX TO EXHIBITS

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
 Ex. 21                 Subsidiaries
 Ex. 23                 Consent of PricewaterhouseCoopers LLP