Form 10-Q
period 2001-12-31
IMMUNOGEN INC
filed 2002-02-14
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

(617) 995-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒          No     ☐

At February 11, 2002 there were 39,826,191 shares of common stock, par value $.01 per share, of the registrant outstanding.

IMMUNOGEN, INC.

IMMUNOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

	December 31, 2001	June 30, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,844,875	$14,822,519
Marketable securities	137,223,913	79,673,934
Accounts receivable	846,173	—
Earned and unbilled revenue	378,909	693,835
Inventory	4,542,803	2,160,996
Prepaid and other current assets	1,864,899	2,224,387

Total current assets	158,701,572	99,575,671

Long term marketable securities	—	56,303,267
Property and equipment, net	4,767,950	3,238,082
Other assets	43,700	43,700

Total assets	$163,513,222	$159,160,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,461,188	$842,927
Accrued compensation	1,216,130	703,036
Other current accrued liabilities	4,572,086	2,245,874
Current portion of capital lease obligations	2,820	8,137
Current portion of deferred revenue	1,804,201	1,560,865

Total current liabilities	9,056,425	5,360,839

Deferred revenue, net of current portion	11,444,347	11,353,115
Other long term liabilities	6,000	—

Total liabilities	20,506,772	16,713,954

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 39,768,876 shares and 38,535,402 shares as of December 31, 2001 and June 30, 2001, respectively	397,689	385,354
Additional paid-in capital	314,472,119	310,971,161
Accumulated deficit	(172,571,382)	(169,246,607)
Accumulated other comprehensive income	708,024	336,858

Total stockholders’ equity	143,006,450	142,446,766

Total liabilities and stockholders’ equity	$163,513,222	$159,160,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000
		(Restated, See Note A)		(Restated, See Note A )

Revenues:
Revenue earned under collaboration agreements	$388,816	$614,750	$785,433	$2,827,912
Clinical materials reimbursement	840,855	—	1,775,416	—
Development fees	314,742	100,069	409,465	100,069

Total revenues	1,544,413	714,819	2,970,314	2,927,981

Expenses:
Cost of clinical materials reimbursed	840,855	—	1,775,416	—
Research and development	3,015,212	3,619,171	5,518,768	7,188,104
General and administrative	1,242,262	1,047,265	2,440,837	1,901,174

Total expenses	5,098,329	4,666,436	9,735,021	9,089,278

Loss from operations	(3,553,916)	(3,951,617)	(6,764,707)	(6,161,297)

Gain/(loss) on sale of assets	200	—	200	(1,900)
Interest income, net	1,295,868	1,242,923	2,940,805	1,456,524
Realized gains on investments	555,289	—	563,762	—
Other income	3,307	248,706	29,977	268,055

Loss before income tax expense and cumulative effect of change in accounting principle	(1,699,252)	(2,459,988)	(3,229,963)	(4,438,618)

Income tax expense	33,000	55,000	94,812	55,000

Loss before cumulative effect of change in accounting principle	(1,732,252)	(2,514,988)	(3,324,775)	(4,493,618)

Cumulative effect of change in accounting principle	—	—	—	(5,734,478)

Net loss	$(1,732,252)	$(2,514,988)	$(3,324,775)	$(10,228,096)

Basic and diluted net loss per common share:

Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.07)	$(0. 08)	$(0.13)

Cumulative effect of change in accounting principle	—	—	—	$(0.16)

Net loss	$(0.04)	$(0.07)	$(0.08)	$(0.29)

Basic and diluted average common shares outstanding	39,730,478	36,408,516	39,270,213	34,854,392

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,324,775)	$(10,228,096)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of change in accounting principle	–	5,734,478
Depreciation and amortization	474,776	255,467
Realized gain on sale of marketable securities	(563,762)	–
(Gain)/loss on sale of property and equipment	(200)	1,900
Compensation for stock and stock units	12,000	–
Changes in operating assets and liabilities:
Due from related parties	–	30,078
Accounts receivable	(846,173)	–
Earned and unbilled revenue	314,926	–
Inventory	(2,381,807)	–
Prepaid and other current assets	359,488	107,372
Accounts payable	(347,697)	(270,496)
Accrued compensation	513,094	(32,916)
Deferred revenue	334,568	4,172,088
Other current accrued liabilities	237,986	255,650
Net cash provided by (used for) operating activities	(5,217,576)	25,525

Cash flows from investing activities:
Purchases of marketable securities, net	(311,784)	(126,170,835)
Capital expenditures	(1,038,686)	(1,401,005)
Proceeds from sale of property and equipment	200	7,500
Net cash used for investing activities	(1,350,270)	(127,564,340)

Cash flows from financing activities:
Proceeds from warrants exercised, net	5,096,010	1,710,548
Proceeds from stock options exercised, net	499,509	704,359
Principal payments on capital lease obligations	(5,317)	(31,395)
Proceeds from common stock issuance, net	–	139,784,354
Net cash provided by financing activities	5,590,202	142,167,866

Net change in cash and cash equivalents	(977,644)	14,629,051

Cash and cash equivalents, beginning balance	14,822,519	1,408,908

Cash and cash equivalents, ending balance	$13,844,875	$16,037,959

Supplemental disclosures:

Cash paid for taxes	$66,912	$55,000

Non cash activities:

Accrued financing fees	$2,088,226	$–
Capital expenditures included in accounts payable	$965,958	$–

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2001 and June 30, 2001 and for the three–month and six-month periods ended December 31, 2001 and 2000 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody–based cancer therapeutics. The terms of the agreements typically include non–refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

Prior to June 30, 2000, the Company recognized collaboration revenue on up–front, non–refundable license payments upon receipt and milestone payments upon achievement of the milestone and when collection was probable. Revenues recognized were based on the collaboration agreement milestone value and the relationship of costs incurred to the Company’s estimates of total cost expected to complete that milestone.

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, up-front license payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss for the six months ended December 31, 2000. Results for the three and six months ended December 31, 2000 have been restated for the retroactive adoption of SAB 101.  Included in revenue for each of the three-month and six-month periods ended December 31, 2001 and 2000 is $219,000 and $438,000, respectively, of revenue that was recognized in prior years, before the Company’s adoption of SAB 101, and included in the cumulative effect of change in accounting principle.

Marketable Securities

In accordance with the Company’s investment policy, surplus cash is invested in investment–grade corporate and U.S. Government debt securities typically with maturity dates of less than one year.  The Company designates its marketable securities as available-for-sale securities.  Effective September 30, 2001, the Company has classified all such securities as current assets since the Company has the ability to use such securities to satisfy current liabilities.  Marketable securities continue to be carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market.

Inventory at December 31, 2001 is summarized below:

Raw materials	$1,347,472
Work in process	1,919,551
Finished goods	1,275,780
Total	$4,542,803

Computation of Net Loss Per Common Share

Basic and diluted net earnings/loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of stock options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury–stock accounting method, equaled 3,874,294 and 5,329,604 for the three months ended December 31, 2001 and 2000, respectively, and 3,870,987 and 5,102,868 for the six months ended December 31, 2001 and 2000, respectively. Common stock equivalents have not been included in the net loss per share calculations for the three- and six-month periods ended December 31, 2001 and 2000 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three-month and six-month periods ended December 31, 2001, total comprehensive loss equaled $2,279,006 and $2,953,609, respectively. For the three and six months ended December 31, 2000, total comprehensive loss equaled $2,164,669 and $9,896,051, respectively. Comprehensive loss was comprised entirely of net loss and net unrealized losses recognized on available-for-sale debt securities.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and provides a single accounting model for long-lived assets to be disposed of.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

B.                                    Agreements

In November 2001, the Company and Boehringer Ingelheim International GmbH, (BI), of Ingelheim, Germany entered into a collaboration to develop a new product combining the Company’s maytansinoid TAP technology with a BI antibody. Under the terms of the agreement, the Company received an up-front payment and is entitled to potential payments upon BI’s achievement of certain milestones and royalty payments on future product sales, if and when they commence.  The up-front fee was received in December 2001 and will be recognized ratably over the Company’s period of involvement during development.  BI is responsible for the manufacturing, product development and marketing of any products resulting from the collaboration.  The Company will be reimbursed for any preclinical and initial clinical materials that it manufactures under the agreement.

C.            Capital Stock

At December 31, 2001, excluding the warrants issued to BioChem Pharma, Inc., discussed below, warrants to acquire 1,828,928 shares of common stock remained outstanding at exercise prices ranging from $2.31 to $38.00.  These warrants were originally issued in connection with the Company’s March 1996 private placement of convertible debt, the private placements of the Company’s Series A, Series B and Series C preferred stock and a warrant issued in connection with the Company’s November 2000 public offering in satisfaction of anti-dilution provisions of certain warrants then outstanding.

As part of the BioChem agreement, BioChem received warrants to purchase shares of ImmunoGen common stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen common stock determined by dividing $11.1 million, the amount of BioChem’s investment in ATI, by the market price of ImmunoGen common stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value of such securities. Consequently, BioChem’s ability to convert all of its ImmunoGen warrants into ImmunoGen common stock is limited to a total of 20% of the number of shares of ImmunoGen’s common stock outstanding on the date of the initial transaction if the conversion price is less than the market price of ImmunoGen common stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI’s preferred stock, at BioChem’s option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

In September 2001, a holder of warrants originally issued in connection with the March 1996 private placement of the Company’s convertible debentures and subsequently adjusted, pursuant to the anti-dilution provisions of the warrants, in connection with the Company’s November 2000 public offering of common stock, exercised its right to acquire 1,127,374 shares of common stock at prices ranging between $3.58 and $5.37 per share.  Proceeds from these warrant exercises will be used to fund current operations.

In October 2001, a holder of warrants originally issued in connection with a private placement of the Company’s Series B convertible preferred stock exercised its right to acquire 10,931 shares of common stock at $5.49 per share.  Proceeds from this warrant exercise will be used to fund current operations.

In November 2001, the Company’s shareholders approved an increase in the amount of the authorized common stock from 50,000,000 to 75,000,000 shares and an amendment to the Company’s Restated Stock Option Plan to increase the total number of shares reserved for the grant of options by 2,500,000 to 7,350,000 shares of common stock.

In November 2001, the Company’s shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan (the Director Plan) and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and the election of Non-Employee Directors to have all or a portion of their awards in the form of cash, stock or stock units. All stock or stock units issued pursuant to the Director Plan are immediately vested. The Director Plan is administered by the Board of Directors who is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted.

During the six-month period ended December 31, 2001, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 95,169 shares of common stock at prices ranging from $0.84 per share to $15.88 per share. The total proceeds from these option exercises, $499,509, will be used to fund current operations.

C.            Commitments and Contingencies

In December 1995, the Company entered into an agreement with a third party whereby the third party agreed to identify and introduce potential financing sources to the Company in exchange for cash and warrants upon the successful completion of a financing. During the fiscal years ended June 30, 1996 and 1998, the Company issued stock, warrants and cash to the third party relating to certain financings. On November 13, 2001, the Company received a claim asserting that, as a result of certain warrant exercises, the Company owes additional compensation to the third party in the form of $819,423 in cash and warrants exercisable for the purchase of 250,000 shares of common stock of the Company at $3.11 per share. The Company is currently negotiating with the third party to settle the claim. The Company believes a settlement of the claim is probable and, accordingly, has accrued $2.0 million as the estimated amount of the settlement in the accompanying financial statements. Any settlement will be considered an equity financing fee and will be accounted for as a reduction of the gross proceeds of the financings and will not result in a charge to the Company’s statement of operations. Accordingly, the estimated settlement is reflected as a reduction in Additional Paid-in Capital in the accompanying balance sheet.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of antibody-based cancer therapeutics. Our Tumor Activated Prodrug (TAP) product candidates consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic, agent which is delivered to the tumor cell where it binds to and is internalized by the tumor cell.  Once internalized, the cytotoxic agent is released and kills the tumor cell.  The cytotoxic agent we currently use in all of our TAPs is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products with their antibodies. We also have licensed certain rights to our first two internally developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for our receipt of fees, milestone payments and royalties on product sales. Our collaborative partners include GlaxoSmithKline, Genentech, Abgenix, British Biotech, Millennium and Boehringer Ingelheim. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of December 31, 2001, we had approximately $151.1 million in cash and marketable securities.  We do not anticipate having a commercially-approved product within the foreseeable future.  Research and development expenses are expected to increase significantly in the near term as we continue our development efforts.  Moreover, in the next nine to fifteen months we expect to spend approximately $4.4 million to further expand our development and pilot manufacturing facility in Norwood, Massachusetts.  We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds.  Accordingly, period-to-period operational results may fluctuate dramatically.  We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the aggressive development of internal product candidates and technologies.  However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2001 and 2000

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

Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, we recognize revenue from non-refundable, up-front license payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in our net loss for the six months ended December 31, 2000. Results for the three months ended December 31, 2000 have been restated for the retroactive adoption of SAB 101.

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

Our total revenues for the three months ended December 31, 2001 were $1.5 million, compared with $715,000 for the three months ended December 31, 2000.  The 116% increase in revenues in the quarter ended December 31, 2001 compared to the same period in the prior year is primarily attributable to pre-clinical and clinical materials we manufactured and delivered to our collaborative partners.

During the three months ended December 31, 2001 we recognized collaboration revenue of $43,000 from GlaxoSmithKline, $177,000 from Genentech, $100,000 from Abgenix, and $69,000 from Millennium.  During 2000, we recognized collaboration revenue of $338,000 from GlaxoSmithKline, $177,000 from Genentech, and $100,000 from Abgenix. Deferred revenue of $13.2 million as of December 31, 2001 represents progress payments received from collaborators pursuant to contract revenues not yet earned.

Clinical materials reimbursement of $841,000 in the three months ended December 31, 2001, represents our manufacture and delivery of pre-clinical and clinical materials for our collaborators. In 2000, we were not manufacturing any pre-clinical or clinical materials that were reimbursable.

Development fees increased 215% in the three months ended December 31, 2001 to $315,000 compared to $100,000 for the same period in 2000. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and pre-clinical testing stages of drug development.

Expenses

Cost of Clinical Materials Reimbursed.  Cost of clinical materials reimbursed of $841,000 in 2001 represents the fully burdened cost of clinical materials that we produce for our collaborators, and for which we are reimbursed.  There were no costs related to clinical materials reimbursed for the same period in 2000.

Research and Development Expenses.  Research and development expenses for the three months ended December 31, 2001 decreased 17% to $3.0 million from $3.6 million for the three months ended December 31, 2000. The three months ended December 31, 2000 included significant costs associated with supporting our ongoing huC242-DM1/SB-408075 human clinical trials and the pre-clinical development of our second product, huN901-DM1/BB-10901. Although these trials continue, the cost of our on-going financial support is less than it was during the earlier stages of the trials and during pre-clinical development.

Additionally, we entered into a process development agreement with a third party in September 2001. We will share equally with this third party in certain future development costs. These reductions in research and development expenses have been partially offset with increased research and development personnel costs, including estimated fiscal 2002 bonuses that have been accrued.  We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2001 increased 19% to $1.2 million from $1.0 million for the three months ended December 31, 2000. This increase was largely due to increased administrative and business development personnel costs and increased expenditures associated with investor relations, partially offset by certain expenses that are reimbursed by our collaborators.

Realized Gains on Investments.

Realized gains on investments were $555,000 for the three months ended December 31, 2001. There were no realized gains on investments for the same period in 2000.

Other Income.

Other income for the three months ended December 31, 2001 decreased to $3,000 from $249,000 for the same period in the prior year. Other income for the three months ended December 31, 2000 included a settlement in a securities litigation case filed on our behalf.

Comparison of the Six Months ended December 31, 2001 and 2000

Revenues

The 72% decrease in collaboration revenues for the six months ended December 31, 2001 compared to the same period in 2000 is primarily attributable to milestone payments we recognized under the GlaxoSmithKline agreement in the six months ended December 31, 2000. During the six months ended December 31, 2001 we recognized collaboration revenue of $93,000 from GlaxoSmithKline, $354,000 from Genentech, $200,000 from Abgenix, and $138,000 from Millennium.  During the six months ended December 31, 2000, we recognized collaboration revenue of $2.4 million from GlaxoSmithKline, $354,000 from Genentech, and $100,000 from Abgenix. Deferred revenue of $13.2 million at December 31, 2001 represents progress payments received from collaborators pursuant to contract revenues not yet earned.

Clinical materials reimbursement of $1.8 million in the six months ended December 31, 2001, represents our manufacture and delivery of pre-clinical and clinical materials for our collaborators. In 2000, we were not manufacturing any pre-clinical or clinical materials that were reimbursable.

Development fees increased 309% in the six months ended December 31, 2001 to $409,000 compared to $100,000 for the same period in 2000. Development fees represent the fully burdened reimbursement of costs incurred in producing research grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and pre-clinical testing stages of drug development.

Expenses

Cost of Clinical Materials Reimbursed.  Cost of clinical materials reimbursed of $1.8 million in the six months ending December 31, 2001 represents the fully burdened cost of clinical materials that we produce for our collaborators, and for which we are reimbursed.  There were no costs related to clinical materials reimbursed for the same period in 2000.

Research and Development Expenses.  Research and development expenses for the six months ended December 31, 2001 decreased 23% to $5.5 million from $7.2 million for the six months ended December 31, 2000. The six months ended December 31, 2000 included significant costs associated with supporting our ongoing huC242-DM1/SB-408075 human clinical trials and the pre-clinical development of our second product, huN901-DM1/BB-10901.

Although these trials continue, the cost of our on-going financial support is less than it was during the earlier stages of the trials and during pre-clinical development. Additionally, we entered into a process development agreement with a third party in September 2001. We will share equally with this third party in certain future development costs.  This agreement requires the third party to reimburse us for a portion of certain development costs, expensed by the Company in prior periods, which, due to the nature of the agreement, must be accounted for as a reduction of research and development expenses totaling $439,000.  These reductions in research and development expenses have been partially offset with increased personnel costs, including estimated fiscal 2002 bonuses that have been accrued.  We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2001 increased 28% to $2.4 million from $1.9 million for the six months ended December 31, 2000. This increase was largely due to increased administrative and business development personnel costs and increased expenditures associated with investor relations, partially offset by certain expenses that are reimbursed by our collaborators.

Interest Income

Interest income for the six months ended December 31, 2001 increased to $2.9 million from $1.5 million for the six months ended December 31, 2000. The increase in interest income from 2000 to 2001 is primarily attributable to higher cash and investment balances resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000, receipt of $5.0 million in warrant exercise proceeds in September 2001, and receipt of $9.0 million and $1.0 million in collaborator payments during the year ended June 30, 2001 and the six months ended December 31, 2001, respectively.

Realized Gains on Investments

Realized gains on investments were $564,000 for the six months ended December 31, 2001. There were no realized gains on investments for the same period in 2000.

Other Income

Other income for the six months ended December 31, 2001 decreased to $30,000 from $268,000 for the same period in the prior year. Other income for the six months ended December 31, 2000 included a cash payment in settlement of a securities litigation case filed on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had approximately $13.8 million in cash and cash equivalents and $137.2 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include up-front and milestone payments received under our collaboration agreements with GlaxoSmithKline, Abgenix, Millennium, and Boehringer Ingelheim, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

Net cash used in operations during the six months ended December 31, 2001 was $5.2 million compared to net cash provided by operations of $26,000 in the six months ended December 31, 2000. This increase in operational cash use is largely due to the increase in operating expenses discussed previously, as well as the increase in accounts receivable and clinical materials inventory produced on behalf of our collaborators during the six months ended December 31, 2001.

Net cash used for investing activities was $1.4 million for the six months ended December 31, 2001, and consisted of capital expenditures and maturities and sales of marketable securities, net of purchases of marketable securities. Capital purchases were $1.0 million for the six months ended December 31, 2001 and consisted primarily of costs associated with the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash provided by financing activities was $5.6 million for the six months ended December 31, 2001 compared to $142.2 million for the six months ended December 31, 2000. For the six months ended December 31, 2000, net cash provided by financing activities is largely due to the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix for $15.0 million and the November 2000 public offering of 4.0 million shares of our common stock for net proceeds of $124.8 million. Our total proceeds from exercises of warrants and stock options during the six months ended December 31, 2001 were $5.6 million.

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

Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one chemotherapeutic product based on technology similar to our TAP technology that has obtained FDA approval. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming and expensive process and may take years to complete. Our most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, are only in the Phase I and Phase I/II stages of clinical trials, respectively. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in pre-clinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back. We may also be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into collaboration agreements with GlaxoSmithKline and British Biotech with respect to our two most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, respectively. The development, regulatory approval and commercialization of these two product candidates depend primarily on the efforts of these collaborative partners. We have also entered into collaborations with Genentech, Abgenix, Millennium, MorphoSys, Genzyme Transgenics, Raven, Avalon and Boehringer Ingelheim. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. If any collaborative partner were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization and we may not have the funds or capability to do this.

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

We have generated operating losses since our inception. As of December 31, 2001, we had an accumulated deficit of $172.6 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase.

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

We are subject to extensive government regulations and we may not be able to obtain necessary regulatory approvals.

We or our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record–keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidates’ safety and efficacy. Data obtained from pre-clinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody–based therapeutics, we cannot assure you that regulatory approvals for our products will be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•              delay marketing of potential products for a considerable period of time;

•              limit the indicated uses for which potential products may be marketed;

•              impose costly requirements on our activities; and

•              provide a competitive advantage to other pharmaceutical and biotechnology companies.

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

Other companies, universities and research institutions have or may obtain patents that could limit our ability to use, manufacture, market or sell our product candidates or impair our competitive position. As a result, we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any such licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign potentially infringing products or methods.

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

•              reimbursement policies of government and third–party payors; and

•              the quality of our or our collaborative partners’ marketing and distribution capabilities for our product candidates.

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

A number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of cancer that we target, and some of our competitors’ products have entered clinical trials or already are commercially available. In addition, our product candidates, if approved and commercialized, will compete against well-established, existing, therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding prodrug and antibody–based therapeutics for cancer continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company’s interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company’s overall interest rate exposure at December 31, 2001, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

In September 2001, a holder of warrants originally issued in connection with a March 1996 private placement of the Company’s convertible debentures, and adjusted, pursuant to the anti-dilution provisions of the warrants, in connection with the Company’s November 2000 public offering of common stock, exercised its right to acquire 1,127,374 shares of common stock at prices ranging between $3.58 and $5.37 per share.  Proceeds from these warrant exercises will be used to fund current operations.

In October 2001, a holder of warrants originally issued in connection with a private placement of the Company’s Series B Convertible Preferred Stock exercised its right to acquire 10,931 shares of Common Stock at $5.49 per share. Proceeds from this warrant exercise will be used to fund current operations.

During the six-month period ended December 31, 2001, holders of options issued under the Company’s Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 95,169 shares of common stock at prices ranging from $0.84 per share to $15.88 per share. The total proceeds from these option exercises, $499,509, will be used to fund current operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 13, 2001. At the meeting, the following matters were voted upon:

(1)           The following persons were elected as Directors of the Company: Mitchel Sayare, Walter A. Blattler, David W. Carter, Michael R. Eisenson, Stuart F. Feiner, and Mark B. Skaletsky. The votes cast were as follows:

Name	For	Withheld
Mitchel Sayare	33,100,846	1,690,319
Walter A. Blattler	33,100,596	1,690,569
David W. Carter	30,920,808	3,870,357
Michael R. Eisenson	34,209,573	581,592
Stuart F. Feiner	34,263,396	527,769
Mark B. Skaletsky	32,527,822	2,263,343

(2)           A proposal to increase from 4,850,000 shares to 7,350,000 shares the aggregate number of shares of the Company’s common stock for which stock options may be granted under the Company’s Restated Stock Option Plan was approved. The votes cast were as follows:

For:	11,328,275
Against:	7,175,828
Abstentions:	178,400
Broker Non-Votes:	16,108,662

(3)           A proposal to adopt the Company’s 2001 Non-Employee Director Stock Plan and reserve 50,000 shares of common stock for stock or stock units which may be granted under that plan was approved. The votes cast were as follows:

For:	15,183,048
Against:	3,327,738
Abstentions:	171,717
Broker Non-Votes:	16,108,662

(4)           A proposal to amend the Company’s Restated Articles of Organization to increase from 50,000,000 shares to 75,000,000 shares the aggregate number of shares of common stock authorized to be issued by the Company was approved. The votes cast were as follows:

For:	33,250,272
Against:	1,407,509
Abstentions:	133,384

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1                             Amendment to Restated Articles of Organization

10.1*                    Agreement between ImmunoGen, Inc. and Boehringer Ingelheim International GmbH, dated November 27, 2001.

* Confidential treatment has been requested for portions of this Exhibit. The portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

(b)  Reports on Form 8-K

                                                Form 8-K dated November 28, 2001- Item 5: Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen,Inc.

Date: February 14, 2002	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: February 14, 2002	By:	/s/ Gregg D. Beloff
Gregg D. Beloff
Chief Financial Officer and Vice President, Finance (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

Ex. 3.1	Amendment to Restated Articles of Organization
Ex. 10.1*	Agreement between ImmunoGen, Inc. and Boehringer Ingelheim International GmbH, dated November 27, 2001

*Confidential treatment has been requested for portions of this Exhibit.  The portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.