Form 10-Q
period 2002-03-31
IMMUNOGEN INC
filed 2002-05-13
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes     [X]           No     [   ]

At May 6, 2002 there were 40,152,889 shares of common stock, par value $.01 per share, of the registrant outstanding.

IMMUNOGEN, INC.
TABLE OF CONTENTS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2002 AND JUNE 30, 2001

	March 31, 2002	June 30, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$20,082,436	$14,822,519
Marketable securities	123,919,558	79,673,934
Accounts receivable	697,237	—
Unbilled revenue	715,504	693,835
Inventory	3,237,276	2,160,996
Prepaid and other current assets	2,075,666	2,224,387

Total current assets	150,727,677	99,575,671

Long term marketable securities	—	56,303,267
Property and equipment, net	5,882,507	3,238,082
Other assets	43,700	43,700

Total assets	$156,653,884	$159,160,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,183,612	$842,927
Accrued compensation	1,686,335	703,036
Other current accrued liabilities	1,127,897	2,245,874
Current portion of capital lease obligations	—	8,137
Current portion of deferred revenue	2,000,481	1,560,865

Total current liabilities	6,998,325	5,360,839

Deferred revenue, net of current portion	11,817,739	11,353,115
Other long term liabilities	10,006	—

Total liabilities	18,826,070	16,713,954

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 40,020,132 shares and 38,535,402 shares as of March 31, 2002 and June 30, 2001, respectively	400,201	385,354
Additional paid-in capital	316,672,814	310,971,161
Accumulated deficit	(179,444,250)	(169,246,607)
Accumulated other comprehensive income	199,049	336,858

Total stockholders’ equity	137,827,814	142,446,766

Total liabilities and stockholders’ equity	$156,653,884	$159,160,720

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001
		(Restated, See Note A)		(Restated, See Note A )

Revenues:
Revenue earned under collaboration agreements	$459,941	$429,870	$1,245,374	$3,257,782
Clinical materials reimbursement	601,777	561,615	2,377,193	561,615
Development fees	148,616	35,164	558,081	135,233

Total revenues	1,210,334	1,026,649	4,180,648	3,954,630

Expenses:
Cost of clinical materials reimbursed	556,677	561,615	2,332,093	561,615
Research and development	7,173,051	3,739,396	12,691,819	10,927,500
General and administrative	1,576,469	1,179,697	4,017,306	3,080,871

Total expenses	9,306,197	5,480,708	19,041,218	14,569,986

Loss from operations	(8,095,863)	(4,454,059)	(14,860,570)	(10,615,356)

Gain/(loss) on sale of assets	—	—	200	(1,900)
Interest income, net	1,084,386	2,583,606	4,025,191	4,040,130
Realized gains on investments	170,277	92,582	734,039	92,582
Other income	1,332	20,226	31,309	288,281

Loss before income tax expense and cumulative effect of change in accounting principle	(6,839,868)	(1,757,645)	(10,069,831)	(6,196,263)

Income tax expense	33,000	27,600	127,812	82,600

Loss before cumulative effect of change in accounting principle	(6,872,868)	(1,785,245)	(10,197,643)	(6,278,863)

Cumulative effect of change in accounting principle	—	—	—	(5,734,478)

Net loss	$(6,872,868)	$(1,785,245)	$(10,197,643)	$(12,013,341)

Basic and diluted net loss per common share:

Loss before cumulative effect of change in accounting principle	$(0.17)	$(0.05)	$(0.26)	$(0.17)

Cumulative effect of change in accounting principle	—	—	—	$(0.16)

Net loss	$(0.17)	$(0.05)	$(0.26)	$(0.33)

Basic and diluted average common shares outstanding	39,829,837	38,518,911	39,454,031	36,058,066

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,197,643)	$(12,013,341)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of change in accounting principle	–	5,734,478
Depreciation and amortization	722,484	389,206
Realized gain on sale of marketable securities	(734,039)	(92,582)
(Gain)/loss on sale of property and equipment	(200)	1,900
Compensation for stock and stock units	23,968	–
Changes in operating assets and liabilities:
Due from related parties	–	47,352
Accounts receivable	(697,237)	–
Unbilled revenue	(21,669)	–
Inventory	(1,076,280)	(1,574,767)
Prepaid and other current assets	148,721	(890,076)
Accounts payable	751,466	39,523
Accrued compensation	983,299	320,875
Deferred revenue	904,240	5,742,217
Other current accrued liabilities	(1,117,977)	611,322
Net cash used for operating activities	(10,310,867)	(1,683,893)

Cash flows from investing activities:
Sales and maturities (purchases) of marketable securities, net	12,653,873	(123,013,386)
Capital expenditures	(2,777,690)	(2,028,729)
Proceeds from sale of property and equipment	200	7,500
Net cash (used for) provided by investing activities	9,876,383	(125,034,615)

Cash flows from financing activities:
Proceeds from warrants exercised, net	5,136,236	1,710,548
Proceeds from stock options exercised, net	566,302	758,760
Principal payments on capital lease obligations	(8,137)	(47,911)
Proceeds from common stock issuance, net	–	139,721,202
Net cash provided by financing activities	5,694,401	142,142,599

Net change in cash and cash equivalents	5,259,917	15,424,091

Cash and cash equivalents, beginning balance	14,822,519	1,408,908

Cash and cash equivalents, ending balance	$20,082,436	$16,832,999

Supplemental disclosures:

Cash paid for taxes	$67,229	$55,000

Non cash activities:

Capital expenditures included in accounts payable	$589,219	$–

The accompanying notes are an integral part of the consolidated financial statements.

  IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at March 31, 2002 and June 30, 2001 and for the three-month and nine-month periods ended March 31, 2002 and 2001 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, except as discussed in Prepaid and Other Current Assets and Inventory, which management considers necessary for a fair presentation of the Company's financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

 Revenue Recognition

The Company enters into outlicensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

The Company currently has the following four types of outlicense and development contracts.  Set forth under each contract description are the identities of the counterparties to each type of contract.

  Shared product license: the Company retains commercial rights worldwide excluding the European Union and Japan (shared product license):

         British Biotech plc

  Full product license (product license):

         GlaxoSmithKline plc

  License to a single target antigen (single target license):

         Genentech, Inc.

         Boehringer Ingelheim International GmbH

         Millennium Pharmaceuticals, Inc.

  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

         Genentech, Inc.

         Abgenix, Inc.

         Millennium Pharmaceuticals, Inc.

The Company’s collaborations consist of one shared product license, one full product license, three single target licenses and three broad licenses.  Excluding the shared product license agreement, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators’ request and cost, (ii) receive payments upon its collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA.  Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

Generally, upfront payments on product and single target licenses are deferred over the period of the Company’s substantial involvement during development. ImmunoGen employees are available to assist the Company’s collaborators during the development of their products.  The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  The Company believes this period of involvement is, on average, six years.  At each reporting period, the Company looks at individual product facts and circumstances and reviews the estimated period of its substantial involvement.

The Company defers upfront payments received from its broad option agreements over the period during which the collaborator may elect to receive a license.  These periods are specific to each collaboration agreement, but are between seven and 12 years.  If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months.  If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target collaboration agreement, as discussed above.

The Company’s shared product license collaboration with British Biotech provides for an upfront payment from British Biotech to ImmunoGen that was paid upon signing of the agreement.  The agreement also stipulates that upon FDA approval, ImmunoGen will pay British Biotech a milestone payment, which ImmunoGen expects will exceed the upfront payment the Company received.  The Company has deferred the upfront payment and anticipates recognizing such revenue concurrent with the milestone payment that the Company is required to pay to British Biotech if and when the product receives FDA approval.

The Company produces preclinical and clinical materials for its collaborators and, at the collaborators’ request, may perform process development work.  The Company also produces preclinical material for potential collaborators under material transfer agreements.  Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services.  The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.  The Company recognizes revenue on process development services as those services are performed.

Prior to June 30, 2000, the Company recognized collaboration revenue on upfront, non-refundable license payments upon receipt, and milestone payments upon achievement of the milestone and when collection of that milestone was probable. Revenues recognized were based on the collaboration agreement milestone value and the relationship of costs incurred by the Company to the Company’s estimates of total cost it expected to incur to complete that milestone.

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, upfront license payments not specifically tied to a separate earnings process ratably over the term of the Company’s involvement during development. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss for the nine months ended March 31, 2001. Results for the three and nine months ended March 31, 2001 have been restated for the retroactive adoption of SAB 101.  Included in revenue for the three-month and nine-month periods ended March 31, 2002 are $219,000 and $656,000, respectively, of revenue that was recognized in prior years, before the Company’s adoption of SAB 101, and included in the cumulative effect of change in accounting principle. Included in revenue for the three-month and nine-month periods ended March 31, 2001 are $219,000 and $656,000, respectively, of revenue that was recognized in prior years, before the Company’s adoption of SAB 101, and included in the cumulative effect of change in accounting principle.

Marketable Securities

In accordance with the Company’s investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities typically with maturity dates of less than one year.  The Company designates its marketable securities as available-for-sale securities.  Effective September 30, 2001, the Company classified all such securities as current assets since the Company has the ability to use such securities to satisfy current liabilities.  Marketable Securities continue to be carried at their fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income in the accompanying balance sheet. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported as realized gains or losses on investments.

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at March 31, 2002 and June 30, 2001 represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced. Also included in Unbilled Revenue are costs the Company has incurred in completing process development work on behalf of its collaborators, but has not invoiced.

Prepaid and Other Current Assets

Included in Prepaid and Other Current Assets at March 31, 2002 is $1.4 million related to prepayments made to an antibody manufacturer to reserve manufacturing space and partial payment for antibody that had not been delivered to the Company at March 31, 2002.  Under the terms of the Company’s shared product license collaboration with British Biotech, the Company is responsible for certain manufacturing and process development costs.  To date, the actual cost to manufacture the antibody has exceeded the Company’s original estimates.  The Company and British Biotech are currently negotiating the amount that British Biotech will reimburse the Company for the portion of the cost of this antibody that exceeds the original estimates.  The Company does not believe that it will be reimbursed for the full cost of the antibody, and, based upon preliminary discussions with British Biotech, has established a reserve of  $561,000, to reduce the value of the prepaid material to $884,000, which is the Company’s estimate of the net realizable value at March 31, 2002. The actual realized value of the prepaid asset may differ from this estimate based upon actual manufacturing yields and the result of the Company’s negotiations with British Biotech.  The valuation allowance was charged to research and development expense in the three-month period ended March 31, 2002.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market.

Inventory, net of valuation allowances, at March 31, 2002 is summarized below:

Raw materials	$873,441
Work in process	1,852,019
Finished goods	511,816
Total	$3,237,276

Valuation allowances of $1.7 million represent the cost of on-hand conjugate produced for GlaxoSmithKline that the Company may not realize.  GlaxoSmithKline currently has two phase I clinical trials of huC242-DM1 in process.  In one trial GlaxoSmithKline reimburses the Company for the cost of clinical material. This trial has reached its primary endpoints and the Company believes that the trial will achieve its additional objectives earlier than anticipated.  The trial, therefore, will use less clinical material than originally projected. As a result of the expected early conclusion of the one trial, the Company believes that it has more huC242-DM1 inventory on-hand than GlaxoSmithKline will reimburse.  As a result, the Company has written down the value of the inventory to its estimated realizable value. The actual value of the inventory that the Company realizes may differ from this estimate based upon the final results of the clinical trials. The inventory valuation allowances were charged to research and development expense in the three-month period ended March 31, 2002.  In the other on-going phase I trial, the Company does not receive reimbursement for the cost of clinical material. The Company believes that all of the remaining material can be used in the other on-going phase I clinical trial of huC242-DM1.

Included in finished goods is a valuation allowance of $157,000 at March 31, 2002.  This valuation allowance represents the cost of on-hand conjugate produced for British Biotech that the Company may not realize.  As discussed in Prepaid and Other Current Assets, the Company’s actual cost to manufacture huN901 antibody has exceeded original estimates.  The Company and British Biotech are currently negotiating the amount that British Biotech will reimburse the Company for the portion of the cost of this antibody and conjugate that exceeds the original estimates.  The Company does not believe that it will be reimbursed for the full amount of the cost of the conjugate, and, based upon preliminary discussions with British Biotech, has established a reserve of $157,000, to reduce the value of huN901-DM1 finished goods inventory to $272,000, the Company’s estimate of the net realizable value at March 31, 2002. The actual realized value of the finished goods may differ from this estimate based upon the result of the Company’s negotiations with British Biotech.  The valuation allowance was charged to research and development expense for the three-month period ended March 31, 2002.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 3,970,629 and 4,125,542 for the three and nine month periods ended March 31, 2002, respectively, and 5,110,175 and 5,344,791 for the three and nine months ended March 31, 2001, respectively. Common stock equivalents have not been included in the net loss per common share calculations for the three- and nine-month periods ended March 31, 2002 and 2001 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three-month and nine-month periods ended March 31, 2002, total comprehensive loss equaled $7,381,843 and $10,335,452, respectively. For the three-and nine-month periods ended March 31, 2001, total comprehensive loss equaled $2,146,258 and $12,042,309, respectively. Comprehensive loss was comprised entirely of net loss and the change in net unrealized gains recognized on available-for-sale securities.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No.144).  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and provides a single accounting model for long-lived assets to be disposed of.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

B.             Agreements

In November 2001, the Company and Boehringer Ingelheim International GmbH, of Ingelheim, Germany, entered into a single target license collaboration to develop a new product combining the Company’s maytansinoid-based Tumor Activated Prodrug (TAP) technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, the Company received an upfront payment and is entitled to potential future payments upon Boehringer Ingelheim’s achievement of certain milestones and royalty payments on future product sales, if and when they commence.  The upfront fee was received in December 2001 and will be recognized ratably over the Company’s period of involvement during development.  As discussed in Revenue Recognition in Note A, the Company estimates that its period of involvement during development will occur between the inception of the agreement and potential FDA approval, or over a time period that lasts six years from inception. The contract term extends from inception to the later of the last patent expiration or 12 years after product launch.  Boehringer Ingelheim is responsible for the manufacturing, product development and marketing of any products resulting from the collaboration.

In March 2001, the Company and Millennium Pharmaceuticals, Inc., of Cambridge, Massachusetts, formed a broad collaboration that provides Millennium with access to the Company’s TAP technology and enables Millennium to obtain a restricted number of product licenses.  In February 2002, Millennium signed the first exclusive single target license under the March 2001 collaboration agreement.  Under the terms of the agreement, the Company received an upfront payment and is entitled to potential future payments upon Millennium’s achievement of certain milestones and royalty payments on future product sales, if and when they commence.  The upfront fee was received in March 2002 and will be recognized ratably over the Company’s period of involvement during development.  As discussed in Revenue Recognition in Note A, the Company estimates that its period of involvement during development will occur between the inception of the agreement and potential FDA approval, or over a time period that lasts six years from inception. The contract term extends from inception to the later of the last patent expiration or 12 years after product launch.  Millennium is responsible for the manufacturing, product development and marketing of any products resulting from the collaboration.

The Company will be reimbursed for any preclinical materials and materials for non-pivotal clinical trials that it manufactures under its agreements with Boehringer Ingelheim and Millennium.  The Company is entitled to reimbursement for its fully burdened cost to produce preclinical and clinical material, plus a profit margin, except that the Company has agreed to a maximum amount of overhead to be recovered per batch produced.  The agreed-upon maximum amount of recoverable overhead per batch exceeds the Company’s current allocated overhead per batch.

C.            Capital Stock

At March 31, 2002, excluding the warrants issued to BioChem Pharma, Inc. discussed below, warrants to acquire 1,817,997 shares of common stock remained outstanding at exercise prices ranging from $2.31 to $38.00.  These warrants were originally issued in connection with private placements of the Company’s Series A and Series C preferred stock and a warrant issued in connection with the Company’s November 2000 public offering in satisfaction of anti-dilution provisions of certain warrants then outstanding.

As part of the Company’s collaboration agreement with BioChem Pharma, the Company granted to BioChem Pharma warrants to purchase shares of ImmunoGen common stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen common stock determined by dividing $11.1 million, the amount of BioChem Pharma’s investment in ATI, by the market price of ImmunoGen common stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of securities at a price less than the greater of book or market value of such securities. Consequently, BioChem Pharma’s ability to convert all of its ImmunoGen warrants into ImmunoGen common stock is limited to a total of 20% of the number of shares of ImmunoGen’s common stock outstanding on the date of the initial transaction if the conversion price is less than the market price of ImmunoGen common stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI’s preferred stock, at BioChem Pharma’s option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem Pharma will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

As discussed further in Note D, in March 2002, the Company issued 189,498 shares of restricted common stock in settlement of a claim.

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

In January 2002, a holder of warrants originally issued in connection with a private placement of the Company’s Series B convertible preferred stock exercised its right to acquire 10,931 shares of common stock at $3.68 per share.

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

During the nine-month period ended March 31, 2002, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 145,636 shares of common stock at prices ranging from $0.84 per share to $15.88 per share. The total proceeds from these option exercises was $566,302 and will be used to fund current operations.

D.            Commitments and Contingencies

In December 1995, the Company entered into an agreement with a third party whereby the third party agreed to identify and introduce potential financing sources to the Company in exchange for cash and warrants upon the successful completion of a financing. During the fiscal years ended June 30, 1996 and 1998, the Company issued stock, warrants and cash to the third party relating to certain financings. On November 13, 2001, the Company received a claim asserting that, as a result of certain warrant exercises, the Company owed additional compensation to the third party. The Company settled the claim in March 2002 and issued 189,498 restricted shares of the Company’s common stock in satisfaction of any and all current and future claims against the Company. The value of the settlement, $2.1 million, was based upon the closing stock price, as reported on the Nasdaq at the date of issuance. The settlement is considered an equity financing fee and was accounted for as a reduction of the gross proceeds of the financing. Accordingly, the settlement is reflected as a reduction in Additional Paid-in Capital in the accompanying balance sheet and did not result in a charge to the Company’s statement of operations.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics. Our Tumor Activated Prodrug (TAP) product candidates consist of an antibody chemically linked, or conjugated, to a highly potent cell-killing, or cytotoxic, agent.  A TAP product is designed to bind to and be internalized by a target cancer cell, where the cytotoxic agent is released and kills the cancer cell.  The cytotoxic agent we currently use in all of our TAPs is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies. We also have licensed certain rights to our first two internally developed TAP product candidates to companies that have product development and commercialization capabilities we wish to access in exchange for our receipt of fees, milestone payments and royalties on product sales. Our collaborative partners include GlaxoSmithKline plc, Genentech, Inc., Abgenix, Inc., British Biotech plc, Millennium Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of March 31, 2002, we had approximately $144.0 million in cash and marketable securities.  We do not anticipate having a commercially-approved product within the foreseeable future.  Research and development expenses are expected to increase significantly in the near term as we continue our development efforts.  Moreover, in the next nine to 12 months we expect to pay out approximately $2.4 million to further expand our development and pilot manufacturing facility in Norwood, Massachusetts.  We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds.  Accordingly, period-to-period operational results may fluctuate dramatically.  We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the aggressive development of internal product candidates and technologies.  However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Critical Accounting Policies

In December 2001, the U.S. Securities and Exchange Commission (the SEC) requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note A to our consolidated financial statements included in this report, we believe the following accounting policies to be critical:

Revenue Recognition

We currently have four types of outlicense and development contracts:

  Shared product license: the Company retains commercial rights worldwide excluding the European Union and Japan (shared product license):

         British Biotech plc

  Full product license (product license):

         GlaxoSmithKline plc

  License to a single target antigen (single target license):

         Genentech, Inc.

         Boehringer Ingelheim International GmbH

         Millennium Pharmaceuticals, Inc.

  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

         Genentech, Inc.

         Abgenix, Inc.

         Millennium Pharmaceuticals, Inc.

Our outlicense collaborations consist of one shared product license, one full product license, three single target licenses and three broad licenses.  Excluding the shared product license agreement, all of these collaboration agreements provide that we will (i) manufacture preclinical and clinical materials for our collaborators, at their request and cost, (ii) receive payments upon our collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  We are required to provide technical training and any process improvements and know-how to our collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, our collaborator will not be able to incorporate any process improvements or know-how into their manufacturing process without additional testing and review by the FDA.  Accordingly, we believe that it is very unlikely that our collaborators will require our services subsequent to FDA approval.

Generally, upfront payments on product and single target licenses are deferred over the period of our substantial involvement. We are available to assist our collaborators during the development of their products.  We estimate this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  We believe this time period is, on average, six years.  At each reporting period we look at individual product facts and circumstances and review the estimated period of our substantial involvement.  Significant changes in our estimates could result in changes to the deferral period.

We defer upfront payments we receive from our broad option agreements over the period during which the collaborator may elect to receive a license.  These periods are specific to each collaboration agreement, but are between seven and 12 years.  If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months.  If our collaborator exercises an option and we grant a single target license to the collaborator, we defer the license fee and account for it as we would an upfront payment on a single target collaboration agreement, as discussed above.

Our shared product license collaboration provides for an upfront payment from our collaborator to us paid at the start of the agreement and, upon FDA approval, we will pay the collaborator a milestone payment, which we expect will exceed the upfront payment we have received.  We have deferred the upfront payment and anticipate recognizing such revenue concurrent with the milestone payment that is required from us when and if the product receives FDA approval.

Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, we recognize revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of our period of involvement during development. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in our net loss for the nine months ended March 31, 2001. Results for the three months ended March 31, 2001 have been restated for the retroactive adoption of SAB 101.

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

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for our collaborators. Inventory is stated at the lower of cost or market.  We evaluate the estimated net realizable value of inventory at each reporting period.  If necessary, we establish a valuation allowance to record inventory at its estimated net realizable value.

At March 31, 2002, inventory valuation allowances of $1.9 million represent the cost of on-hand conjugate produced for GlaxoSmithKline and British Biotech that we may not realize.  GlaxoSmithKline currently has two phase I clinical trials of huC242-DM1 in process.  In one of the trials GlaxoSmithKline reimburses our cost of clinical material.  This trial has reached its primary endpoints. We believe this trial will achieve its additional objectives earlier than anticipated.  The trial, therefore, will use less clinical material than originally projected.  GlaxoSmithKline reimburses our cost of clinical material used in this trial. As a result of the expected early conclusion of the one trial, we believe that we have more huC242-DM1 inventory on-hand than GlaxoSmithKline will reimburse.  As a result, we have written down the value of the inventory to its estimated net realizable value.  In the other on-going phase I trial, we do not receive reimbursement for clinical material. We believe that all of the remaining clinical material can be used in the other on-going phase I clinical trial of huC242-DM1.

Our actual cost to manufacture huN901 antibody has exceeded our original estimates.  We are in negotiations with British Biotech to determine the portion of the antibody cost that exceeds the original estimates for which we will be reimbursed by British Biotech. We do not believe that we will be reimbursed for the full amount of the cost of the conjugate, and, based upon preliminary discussions with British Biotech, have established a reserve of $157,000, to reduce the value of work in process inventory to the Company’s estimate of the net realizable value at March 31, 2002.

The actual value of the huC242-DM1 and huN901-DM1 inventory that we realize may differ from our estimates based upon the final results of the huC242-DM1 clinical trials and our negotiations with British Biotech.  Significant changes in our estimates could result in changes to the valuation allowance.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2002 and 2001

Revenues

Our total revenues for the three months ended March 31, 2002 were $1.2 million compared with $1.0 million for the three months ended March 31, 2001.  The 18% increase in revenues in the quarter ended March 31, 2002 compared to the same period in the prior year is primarily attributable to pre-clinical and clinical materials we manufactured and delivered to our collaborative partners.

During the three months ended March 31, 2002 we recognized collaboration revenue of $42,000 from GlaxoSmithKline, $177,000 from Genentech, $117,000 from Abgenix, $83,000 from Millennium and $42,000 from Boehringer Ingelheim.  During the same period in 2001, we recognized collaboration revenue of $153,000 from GlaxoSmithKline, $177,000 from Genentech and $100,000 from Abgenix. Deferred revenue of $13.8 million as of March 31, 2002 represents accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

Clinical materials reimbursement of $602,000 in the three months ended March 31, 2002, represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2001, clinical materials reimbursement was $562,000. The cost of clinical materials reimbursed for the quarters ending March 31, 2002 and 2001 were $557,000 and 562,000, respectively. Under certain collaboration agreements, we are reimbursed our fully burdened cost to produce clinical materials plus a profit margin.  During the quarter ended March 31, 2002, we first earned clinical materials reimbursement on which we were entitled to a profit margin of $45,000, resulting in an increase in clinical materials reimbursement compared to the same period a year earlier.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analysis purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary widely from quarter to quarter and annually.

Development fees increased 323% in the three months ended March 31, 2002 to $149,000 compared to $35,000 for the same period in 2001. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. During the quarter ended March 31, 2002, we provided development services to more collaborators and potential collaborators than we had during the same quarter of 2001.  The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary widely from quarter to quarter and annually.

Research and Development

We report research and development expense net of reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets, antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own, and in certain instances, our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

  Our contributions to the clinical development of huC242-DM1 and huN901-DM1
  Process improvements related to clinical and commercial production of the huN901 antibody
  Preclinical development of our own potential products
  Process improvement related to the production of DM1 and strain development of its precursor, ansamitocin P-3
  Process development related to the commercial manufacture of huN901-DM1
  Operation, maintenance and expansion of our pilot manufacturing plant
  Identification and evaluation of potential antigen targets
  Evaluation of internally developed and inlicensed antibodies
  Development and evaluation of additional cytotoxic agents

GlaxoSmithKline is currently conducting phase I clinical trials of huC242-DM1.  The length of these trials is dependent upon the preliminary results of the trials, maximum tolerated dosage, and the number of patients dosed.  The actual length of these trials may vary from our estimates.  Additionally, GlaxoSmithKline is the sponsor of these trials, and as such, has control over the clinical trial schedule and progress.  We are funding a portion of the cost of one of the on-going phase I clinical trials.  GlaxoSmithKline is responsible for supporting the other on-going phase I clinical trial and all future clinical trials under the collaboration agreement.

British Biotech is currently conducting a phase I/II clinical trial of huN901-DM1 in the United States. We anticipate that this phase I/II trial of huN901-DM1 will be completed in calendar year 2003.  The actual length of this trial may vary from our estimates.  Additionally, British Biotech is the sponsor of this trial, and as such, has control over the clinical trial schedule and progress.  In addition to retaining commercial rights to huN901-DM1 worldwide excluding the European Union and Japan, we retain worldwide manufacturing rights.  Under the terms of the contract, we are responsible for all clinical and commercial manufacturing process development.  We continue process development efforts to improve clinical huN901 antibody production.  Under an arrangement with Genzyme Transgenics Corporation, we are investigating the viability of commercial production of huN901 using transgenic goats. We also continue to develop various other processes related to the commercial manufacture of the huN901-DM1 conjugate.  We anticipate that we will continue to devote significant financial and human resources to these efforts over the next five years.

Our three internally developed product candidates that are most advanced at March 31, 2002 are huMy9-6-DM1, an anti-IGF1-R antibody and a third product.  huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia.  huMy9-6-DM1 is in early preclinical development.  We intend to continue to conduct preclinical safety and efficacy studies on huMy9-6-DM1.  Pending the successful preclinical development of huMy9-6-DM1 and favorable outcome of preclinical safety and efficacy studies, and any other studies, we expect to be prepared to file an Investigational New Drug Application (IND) for huMy9-6-DM1 in the next 18 to 24 months.  The actual filing of this IND is dependent upon the development of huMy9-6-DM1 and the results of any and all preclinical studies and the financial and human resources that we are able to direct to the development of the product and completion of the IND application.  As a result, the timing of the filing of this IND, if it occurs at all, may vary from our estimates.

Anti-IGF1-R antibody is a naked antibody directed against breast, lung and prostate cancers.  We are performing preclinical experiments to evaluate candidate antibodies and, pending the results of these studies, expect to move one antibody into preclinical development in calendar year 2003.  Our third, undisclosed, potential product is directed at a specific cancer and is in the early stages of preclinical development.

The cost to develop new products and advance those products to the IND stage can be significant.  Worldwide antibody manufacturing capacity is currently constrained, and generally, manufacturing capacity must be reserved months in advance of production.  We anticipate that we will incur substantial costs to reserve and manufacture humanized antibody.  We expect to devote substantial financial and human resources to the development of our three most advanced products for the foreseeable future. We review the results of all preclinical studies and tests to evaluate the viability of products under development.  We evaluate the value of each potential product at each stage of development to determine when, if ever, we should consider out-licensing the product.

DM1 is the cytotoxic agent that we currently use in the manufacture of all of our collaborators’ and our own conjugates.  In order to make commercial manufacture of the conjugates viable, we have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P-3, the precursor to DM1, to enhance manufacturing yields.  We also continue to devote considerable resources to improve other DM1 manufacturing processes.  In connection with these efforts, we anticipate that we will continue to incur significant expense over the next twelve months.

Expenses

Research and Development Expenses

We generally do not track our historical research and development costs by project, rather, we track such costs by department and expense category.  For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project.

Research and development expenses for the three months ended March 31, 2002 increased 92% to $7.2 million from $3.7 million for the three months ended March 31, 2001. Included in research and development expense for the three months ended March 31, 2002 is a charge of $1.5 million to record huC242-DM1 inventory at its estimated realizable value.  GlaxoSmithKline currently has two clinical trials of huC242-DM1 in process.  In one of the trials GlaxoSmithKline reimburses our cost of clinical material.  This trial has reached its primary endpoints. We expect the trial will achieve its additional objectives earlier than anticipated. The trial, therefore, will use less clinical material than originally projected.  As a result of the expected early conclusion of one trial, we believe that we have more huC242-DM1 inventory on-hand than GlaxoSmithKline will reimburse.  As a result, we have written down the value of the inventory to its estimated net realizable value. The actual value of the inventory that we realize may differ from this estimate based upon the final results of the clinical trials. The inventory valuation allowance was charged to research and development expense in the three-month period ended March 31, 2002. In the other on-going trial, we provide clinical material at our cost. We believe that all of the remaining clinical material can be used in the other on-going phase I clinical trial of huC242-DM1.

Under the terms of our shared product license collaboration with British Biotech, we are responsible for certain manufacturing and process development costs.  To date, the actual cost to manufacture antibody has exceeded our original estimates.  We are currently negotiating with British Biotech to determine the portion of antibody cost that exceeds the original estimates and that British Biotech will reimburse.  We do not believe that we will be reimbursed for the full cost of the antibody, and, based upon preliminary discussions with British Biotech, we have established a reserve of $561,000, to reduce the value of the prepaid material to our estimate of the realizable value at March 31, 2002. This reserve was recorded as a charge to research and development expense for the three months ended March 31, 2002.  The actual realized value of the prepaid asset may differ from our estimate based upon actual manufacturing yields and the result of our negotiations with British Biotech.

In September 2000, November 2000, February 2001, and March 2001, we entered into process development collaborations with MorphoSys AG, Genzyme Transgenics Corporation, Raven Biotechnologies, Inc. and Avalon, Inc. respectively, related to three of our internal research and development efforts and our collaboration with British Biotech. In September 2001, we entered into an agreement with another party related to DM1 process development.  During the three months ended March 31, 2002, we entered into several other agreements with other parties related to DM1 process development and production of antibody and DM1. Included in the three-month periods ended March 31, 2002 and 2001 were $2.2 million and $1.1 million, respectively, of expenses related to these agreements.

The number of research and development personnel increased to 71 at March 31, 2002 compared to 49 at March 31, 2001.  Research and development salaries and wages, including estimated fiscal 2002 bonuses that have been accrued, have decreased $158,000 in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Included in research and development salaries and wages in the three-month period ended March 31, 2001 is $608,000 related to bonuses awarded and expensed during the quarter. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2002 increased 34% to $1.6 million from $1.2 million for the three months ended March 31, 2001. As discussed above, we have established a valuation allowance to record the huC242-DM1 inventory at its estimated realizable value.  Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses for the three months ended March 31, 2002. Investor relations expenditures, including the printing of the annual report and proxy and insurance and travel expenses increased $153,000 in the current quarter compared to the quarter ended March 31, 2001.   General and administrative expenses for the three months ended March 31, 2002 and 2001 are reported net of $73,000 and $94,000, respectively, of expenses for which we are entitled to reimbursement from our collaborators.

Interest Income

Interest income for the three months ended March 31, 2002 decreased 58% to $1.1 million from $2.6 million for the three months ended March 31, 2001. The decrease is primarily due to lower rates of return on investments and lower average cash and investment balances.

Realized Gains on Investments

Realized gains on investments were $170,000 and $93,000 for the three months ended March 31, 2002 and 2001, respectively. The increase is attributable to the timing of investment sales.

Comparison of the Nine Months ended March 31, 2002 and 2001

Revenues

Our total revenues for the nine-month period ended March 31, 2002 were $4.2 million compared with $4.0 million for the nine-month period ended March 31, 2001. The 6% increase in revenues from 2001 to 2002 is primarily attributable to increased revenues associated with preclinical and clinical materials we manufacture and deliver to our collaborative partners offset by lower collaboration revenue.

Collaboration revenue for the nine-month period ended March 31, 2002 decreased 62% to $1.2 million compared to $3.3 million in the same period in 2001.  Included in revenue in the nine months ended March 31, 2001 is a $2.5 million milestone payment we received from GlaxoSmithKline upon the commencement of the phase I multidose clinical trial.  The revenue associated with this milestone was recognized on a percentage of completion basis over the period of our performance.  We substantially completed all of our performance during the nine months ended March 31, 2001.  We did not earn any similar milestone payment during the nine months ended March 31, 2002. During the nine months ended March 31, 2002 we recognized collaboration revenue of $135,000 from GlaxoSmithKline, $531,000 from Genentech, $317,000 from Abgenix, $221,000 from Millennium, and $42,000 from Boehringer Ingelheim.  During the nine months ended March 31, 2001, we recognized collaboration revenue of $2.5 million from GlaxoSmithKline, $531,000 from Genentech, and $200,000 from Abgenix. Deferred revenue of $13.8 million at March 31, 2002 represents progress payments received from our collaborators pursuant to contract revenues not yet earned.

Clinical materials reimbursement increased 323% to $2.4 million in the nine months ended March 31, 2002 compared to $562,000 in the nine months ended March 31, 2001.  We first shipped clinical materials, for which we were entitled to reimbursement, in the quarter ended March 31, 2001.  Clinical materials reimbursement for the nine-month period ended March 31, 2002 reflects nine months of shipments compared to only two months of shipments in the nine-month period ended March 31, 2001. During the nine-month period ended March 31, 2002, we shipped clinical materials in support of the huC242-DM1 and huN901-DM1 clinical trials, as well as preclinical materials, manufactured in accordance with current Good Manufacturing Practices (cGMP) at our pilot plant, in support of certain other collaborators’ development efforts. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analysis purposes.  As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary widely from quarter to quarter and annually.

Development fees increased 313% in the nine months ended March 31, 2002 to $558,000 compared to $135,000 for the same period in 2001. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices (GLP) and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. During the nine months ended March 31, 2002, we provided development services to more collaborators and potential collaborators than we had during the same period of 2001.  The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary widely from quarter to quarter and annually.

Expenses

Cost of Clinical Materials Reimbursed

Cost of clinical materials reimbursed of $2.3 million in the nine-month period ending March 31, 2002 and $562,000 in the nine-month period ended March 31, 2001 represents the fully burdened cost of clinical materials that we produce for our collaborators, and for which we are reimbursed.  We first shipped material for which we were entitled to reimbursement in February 2001.  The increase in cost of clinical materials reimbursement reflects nine months of clinical material shipments in the nine months ended March 31, 2002, compared to only two months of shipments in the same period in the prior year.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2002 increased 16% to $12.7 million from $10.9 million for the nine months ended March 31, 2001. As discussed above, we recorded charges of $1.5 million and $561,000 against huC242 inventory and huN901 prepaid assets, respectively, during the nine–month period ended March 31, 2002.

Additionally, we entered into process development agreements in September 2001, February 2002, and March 2002. Under the September 2001 process development agreement, we will share equally with a third party in certain future development costs. This agreement required the third party to reimburse us for a portion of certain development costs, which we expensed in prior periods, and which, due to the nature of the agreement, must be accounted for as a reduction of research and development expenses totaling $414,000. Our collaborators reimburse us certain costs to manufacture clinical and preclinical materials.  These costs include manufacturing overhead and a general and administrative allocation.  During the nine months ended March 31, 2002 and 2001, we capitalized in inventory $4.4 million and $1.5 million of manufacturing overhead, respectively. In September 2000, November 2000, February 2001 and March 2001, we entered into process development collaborations with MorphoSys, Genzyme Transgenics, Raven and Avalon, respectively, related to three of our internal research and development efforts and our collaboration with British Biotech.  During the nine months ended March 31, 2002, we entered into several agreements related to DM1 process development and production of antibody and DM1. Included in the nine months ended March 31, 2002 and 2001 are $4.3 million and $2.8 million, respectively, of expenses related to these agreements.  Personnel costs, including estimated fiscal 2002 bonuses that have been accrued, have increased $1.0 million in the nine months ended March 31, 2002 compared to the same period in the prior year.

General and Administrative Expense

General and administrative expenses for the nine months ended March 31, 2002 increased 30% to $4.0 million from $3.1 million for the nine months ended March 31, 2001. Administrative and business development compensation and benefits increased $484,000 in the nine months ended March 31, 2002, compared to the same period in the prior year.  Year-to-date investor relations expenditures, including the printing of the annual report and proxy, increased $235,000 compared to the nine months ended March 31, 2001.   As discussed above, we have established a valuation allowance to record the huC242-DM1 inventory to its estimated realizable value.  Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses during the nine months ended March 31, 2002. General and administrative expenses for the nine months ended March 31, 2002 and 2001 are reported net of $517,000 and $94,000, respectively, of expenses for which we are entitled to reimbursement from our collaborators.

Interest Income

Interest income was $4.0 million for the nine months ended March 31, 2002 and 2001. For the nine months ended March 31, 2002, our average cash and investment balances were higher than during the same period in the prior year, resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000, receipt of $5.0 million in warrant exercise proceeds in September 2001, and receipt of $9.0 million and $2.1 million in collaborator payments during the year ended June 30, 2001 and the nine months ended March 31, 2002, respectively.  Rates of return during the nine months ended March 31, 2002 were lower than during the comparable period in the prior year.  The impact of higher average cash and investment balances was offset by lower rates of return, so that our interest income during the nine months ended March 31, 2002 was consistent with that of the same period in the prior year.

Realized Gains on Investments

Realized gains on investments were $734,000 and $93,000 for the nine months ended March 31, 2002 and 2001, respectively. The increase is attributable to the timing of investment sales.

Other Income

Other income for the nine months ended March 31, 2002 decreased to $31,000 from $288,000 for the same period in the prior year. Other income for the nine months ended March 31, 2001 included our receipt of a cash payment in settlement of a securities litigation case filed on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had approximately $20.1 million in cash and cash equivalents and $123.9 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Abgenix, Millennium, and Boehringer Ingelheim, the sale of equity securities to Abgenix, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

Net cash used in operations during the nine-month period ended March 31, 2002 was $10.3 million compared to $1.7 million during the nine-month period ended March 31, 2001. This increase in operational cash use is largely due to the increase in operating expenses discussed previously, as well as the increase in accounts receivable and clinical materials inventory produced on behalf of our collaborators during the nine months ended March 31, 2002.

Net cash provided by investing activities was $9.9 million for the nine months ended March 31, 2002 compared to cash used in investment activities of $125.0 million for the nine months ended March 31, 2001.  Cash provided by investing activities in the nine months ended March 31, 2002 reflects the net proceeds of sales and maturities of marketable securities. Cash used in investment activities in the nine months ended March 31, 2001 reflects the net investment of $123.0 million of the proceeds of the November 2000 public offering, net of $2.0 million of capital expenditures. Capital purchases were $2.8 million for the nine months ended March 31, 2002 and consisted primarily of costs associated with the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash provided by financing activities was $5.7 million for the nine months ended March 31, 2002 compared to $142.1 million for the nine months ended March 31, 2001. For the nine months ended March 31, 2001, net cash provided by financing activities is largely due to the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix for $15.0 million and the November 2000 public offering of 4.0 million shares of our common stock for net proceeds of $124.8 million. Our total proceeds from exercises of warrants and stock options during the nine months ended March 31, 2002 were $5.7 million.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming and expensive process and may take years to complete. Our most advanced product candidates, huC242-DM1/SB-408075 and huN901-DM1/BB-10901, are only in the Phase I and Phase I/II stages of clinical trials, respectively. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

  ineffectiveness of the product candidate;
  discovery of unacceptable toxicities or side effects;
  development of disease resistance or other physiological factors; or
  delays in patient enrollment.

The results of the clinical trials may fail to demonstrate that our product candidates are safe and effective to the extent necessary to obtain regulatory approval or that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

If our collaborative partners fail to perform their obligations under our agreements, our ability to develop and market potential products could be severely limited.

Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations allow us to:

  fund our internal research and development, preclinical testing, clinical trials and manufacturing;
  seek and obtain regulatory approvals;
  successfully commercialize existing and future product candidates; and
  develop antibodies for additional product candidates, and discover additional cell surface markers for antibody development.

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

We have generated operating losses since our inception. As of March 31, 2002, we had an accumulated deficit of $179.4 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing and clinical trial activities increase.

We intend to invest significantly in our products and bring more of the product development process in-house prior to entering into collaborative arrangements. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize certain of our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments from our collaboration partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are subject to extensive government regulations and we may not be able to obtain necessary regulatory approvals.

We or our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates’ safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, we cannot assure you that regulatory approvals for our products will be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

  delay marketing of potential products for a considerable period of time;
  limit the indicated uses for which potential products may be marketed;
  impose costly requirements on our activities; and
  provide a competitive advantage to other pharmaceutical and biotechnology companies.

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

We rely on third–party suppliers for some of the materials used in the manufacturing of our TAP product candidates and small molecule effector drugs. Our most advanced small molecule effector drug is DM1. DM1 is the cytotoxic agent used in all of our current TAP product candidates and the subject of most of our collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P-3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P-3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P-3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business.

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

  the degree of clinical efficacy and safety;
  cost-effectiveness of our product candidates;
  their advantage over alternative treatment methods;
  reimbursement policies of government and third-party payors;
  and the quality of our or our collaborative partners’ marketing and distribution capabilities for our product candidates.

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

  develop products that are safer or more effective than our product candidates;
  obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;
  devote greater resources to market or sell their products;
  adapt more quickly to new technologies and scientific advances;
  initiate or withstand substantial price competition more successfully than we can;
  have greater success in recruiting skilled scientific workers from the limited pool of available talent more effectively negotiate third-party licensing and collaboration arrangements; and
  take advantage of acquisition or other opportunities more readily than we can.

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

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of any patent infringement suit, we could be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. Furthermore, because patent applications in the United States are maintained in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the financial position of the Company is subject to certain risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices designed to mitigate such exposures. The Company invests surplus cash in low-risk debt securities, typically maturing in one year or less, pending use in operations. The Company manages these funds by seeking principal preservation while concurrently enhancing rates of return. The Company’s interest income is therefore sensitive to changes in the general level of domestic interest rates. Based on the Company’s overall interest rate exposure at March 31, 2002, a near-term change in interest rates would not materially affect the fair value of interest rate sensitive instruments.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

In September 2001, a holder of warrants originally issued in connection with a March 1996 private placement of the Company’s convertible debentures, and adjusted, pursuant to the anti-dilution provisions of the warrants, in connection with the Company’s November 2000 public offering of common stock, exercised its right to acquire 1,127,374 shares of common stock at prices ranging between $3.58 and $5.37 per share.  These shares of common stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.  Proceeds from these warrant exercises will be used to fund current operations.

In October 2001, a holder of warrants originally issued in connection with a private placement of the Company’s Series B Convertible Preferred Stock exercised its right to acquire 10,931 shares of Common Stock at $5.49 per share. These shares of common stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.  Proceeds from these warrant exercises will be used to fund current operations.

In January 2002, a holder of warrants originally issued in connection with private placement of the Company’s Series B Convertible Preferred Stock exercised its right to acquire 10,931 shares of Common Stock at $3.68 per share.These shares of common stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.  Proceeds from these warrant exercises will be used to fund current operations.

In March 2002, the Company issued 189,498 shares of restricted common stock, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in settlement of a claim.

During the nine-month period ended March 31, 2002, holders of options issued under the Company’s Restated Stock Option Plan, as amended, exercised their rights to acquire an aggregate of 145,636 shares of common stock at prices ranging from $0.84 per share to $15.88 per share. The total proceeds from these option exercises, $566,302, will be used to fund current operations.

ITEM 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

      None.

 (b)  Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 13, 2002	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2002	By:	/s/ Gregg D. Beloff
Gregg D. Beloff
Chief Financial Officer and Vice President, Finance (principal financial and accounting officer)