Form 10-K
period 2002-06-30
IMMUNOGEN INC
filed 2002-09-20
CIK 855654

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 Sidney Street, Cambridge, MA 02139
(Address of principal executive offices, including zip code)

(617) 995-2500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at September 13, 2002: $137,892,584 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at September 13, 2002: 43,878,488 shares.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

The Company

        We are a leading developer of antibody-based cancer therapeutics. Our proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allows our drugs to kill cancer cells with minimal harm to healthy tissue.

        We believe that our TAP technology will enable us to become a leader in the development of innovative biopharmaceutical treatments for cancer. We plan to achieve this goal by carrying out a business model that leverages our proprietary methods of targeting cancer as well as our broad scientific capabilities and drug development expertise. We license our TAP technology to other companies for use with their antibodies. We also use our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anti-cancer products. We currently have technology out-license agreements with Genentech, Inc., Millennium Pharmaceuticals, Inc., Abgenix, Inc. and Boehringer Ingelheim International GmbH that permit these companies to use our TAP technology with their antibodies to develop their own TAP products. We licensed certain rights to our two most advanced TAP products, cantuzumab mertansine (formerly referred to as huC242-DM1/SB408075) and huN901-DM1/BB-10901, to GlaxoSmithKline plc and British Biotech plc, respectively. Our technology out-license and product license agreements provide cash inflow to ImmunoGen through upfront and milestone payments, as well as royalties on any resulting product sales. These cash inflows partially finance the development of our internal products and the continued development of our TAP technology.

        We are testing our two most advanced product candidates, cantuzumab mertansine and huN901-DM1/BB-10901, as single agents in Phase I studies with patients with colon, pancreatic, and non- small-cell lung cancer and in patients with small-cell lung cancer and certain tumors of neuroendocrine origin, respectively. Cantuzumab mertansine, which is currently partnered with GlaxoSmithKline, has been found to be well tolerated in two Phase I clinical trials and is currently being evaluated in a third Phase I clinical trial. See "Cantuzumab Mertansine" under "Product Candidates" and under "Licenses and Collaborations," "GlaxoSmithKline plc." Along with our partner, British Biotech, we are conducting two Phase I trials with our second product candidate, huN901-DM1/BB-10901, for the treatment of small-cell lung cancer at two clinical sites in the United States and two clinical sites in the United Kingdom. We retain worldwide manufacturing rights to huN901-DM1/BB-10901 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

        ImmunoGen was organized as a Massachusetts corporation in March 1981. Our principal executive offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com.

Our Market Opportunity

        According to the American Cancer Society, cancer is a leading cause of death worldwide and the second leading cause of death in the United States with approximately 1.2 million new cases and over 550,000 deaths expected this year. Existing cancer therapies, including surgery, radiation therapy and chemotherapy, frequently prove to be incomplete or ineffective and are often toxic to patients. We have developed our TAP technology to address this unmet therapeutic need.

        Monoclonal antibodies have been widely tested as potential cancer therapeutics. While some of these antibodies have demonstrated anti-tumor activity as a single agent, most have not been potent enough on their own to kill cancer cells. We believe that the potency and efficacy of a monoclonal antibody can be significantly improved by attaching a toxic payload to it. When engineered properly, an antibody acts as a delivery vehicle carrying our powerful small molecule drugs specifically to cancer cells thereby minimizing the effect on healthy tissue.

Tumor-Activated Prodrugs

        We call our products tumor-activated prodrugs, or TAPs. Each TAP product consists of an antibody that is chemically linked, or conjugated, to a small molecule drug that serves as an effector molecule. The antibodies we use target and bind specifically to antigens that are primarily found on certain types of cancer cells. Once bound to the cell surface, the cell internalizes our TAP product triggering the release of the effector molecules that then kill the cancer cell.

        Because TAP products are inactive until the drug component is released from the antibody component inside the target cell, each TAP product acts as a prodrug. This means that the effector molecule remains inactive while circulating in the body and is only activated once inside the target cell, thereby causing minimal harm to healthy tissue. This prodrug design allows us to deliver significantly more drug to the patient than would be the case if the drug was administered detached from the antibody.

        The small molecule drug we currently use in all of our TAP products is a maytansinoid, which is a chemical derivative of a naturally occurring substance called maytansine. Our maytansinoid agent, which we refer to as DM1, is a potent inhibitor of cell division and can kill cancer cells at exceedingly low concentrations.

        In addition to DM1, we have tested several other classes of small-molecule drugs. Laboratory and preclinical tests lead us to believe that some of these small-molecule drugs offer great promise for use as effector molecules in TAP products.

        We believe our TAP products will offer advantages over other cancer treatments because we design them to have all of the following attributes:

  •
  HIGH SPECIFICITY.  We develop our TAP products with antibodies that bind to specific markers primarily expressed on certain types of cancer cells to pinpoint treatment only to the targeted cell.

  •
  HIGH POTENCY.  We use highly potent small molecule effector drugs that are at least 100 to 1,000 times more cytotoxic than traditional chemotherapeutics.

  •
  STABLE LINKAGE AND RELEASE.  We design our TAP products with a highly stable link between the antibody and the effector molecule allowing the effector molecule in its active form to be released only after the TAP product is inside the cell.

  •
  MINIMAL TOXICITY.  We expect our TAP products will offer the potential for an improved quality of life for patients due to reduced toxicity and more tolerable side effects.

  •
  NON-IMMUNOGENIC.  We use humanized antibodies and non-protein-based small molecule effector drugs in our TAP products. This reduces the risk that our TAP products will elicit an attack by the body's immune system, which could render them ineffective before they reach the targeted cancer cells.

Business Goals and Strategy

        Our goal is to become a leader in the development of innovative biopharmaceutical treatments for cancer. We plan to achieve this goal by carrying out a business model that is designed to leverage our proprietary TAP technology as well as our scientific and technological capabilities. Specifically, we license our TAP technology to third parties to generate cash flow to ImmunoGen through upfront, milestone, and royalty payments on any resulting product sales. These cash inflows partially finance the cost of developing our internal products and the continued development of our TAP technology.

        We have entered into technology out-license collaborations with leading biotechnology and pharmaceutical companies, including Genentech, Millennium, Abgenix and Boehringer Ingelheim. These arrangements are structured to provide us with upfront fees, milestone payments and royalties if our collaborators are successful in developing and commercializing products. Under each of these arrangements, we work cooperatively with the other party to enhance the development of commercially viable products. Specifically, we support our collaborators by working with each company to develop processes for developing, testing and manufacturing their TAP products. We also manufacture Phase I and non-pivotal Phase II clinical product on a fully burdened cost and in some collaborations a cost plus, reimbursement basis.

        We apply the cash flows from our out-license deals to the development of our own products and the continued development of our TAP technology. With respect to our products, we feed our pipeline through a combination of both internal targets and acquired technologies. We acquire potential therapeutic targets and drug discovery technology through in-license agreements with third parties. We also conduct our own in-house discovery and development efforts. To date, our internal development efforts have been responsible for our huC242 and huN901 antibodies, as well as for several research and development stage antibody candidates.

        The key initiatives to successfully carry out our business model are:

  •
  ADVANCE OUR PRODUCT PIPELINE.  We currently have two TAP product candidates, cantuzumab mertansine and huN901-DM1/BB-10901, in human clinical trials. We partnered these product candidates to expedite their development. We are developing additional TAP products and effector molecules in-house for the treatment of cancer. We may also choose to out-license these product candidates to expedite their development.

  •
  ESTABLISH AND EXPAND STRATEGIC ALLIANCES.  We intend to continue to out-license our TAP technology to third party collaborators. We anticipate that these arrangements will generate cash flow through upfront fees, milestone payments and royalties on the sales of any resulting products. We already have a strong base of established strategic alliances with major pharmaceutical and biotechnology companies and, in the future, we expect to enter into additional collaborations. These alliances have the potential to provide us with substantial cash flow, furnish us with access to important technology, broaden our product development pipeline and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators' substantial resources and expertise in research, preclinical and clinical development, regulatory issues, manufacturing and marketing.

  •
  SELECTIVELY RETAIN OR OUT-LICENSE PRODUCT CANDIDATES.  We intend to develop our new product candidates to an appropriate stage of development prior to entering into collaborations in order to maximize the returns from these product candidates. For example, we may develop certain candidates to a later stage of development in order to gain potentially greater long-term returns while we may choose to license other candidates at an earlier stage of development in order to off-load the substantial cost to develop, test and commercialize a product. Finally, we may enter into collaborations in which we can retain marketing and/or manufacturing rights, as in the case of huN901-DM1/BB-10901, where we have retained commercial rights in all territories outside of the European Union and Japan, as well as worldwide manufacturing rights.

  •
  BROADEN OUR TECHNOLOGY BASE.  We will continue to enhance our TAP technology platform by identifying and developing potential target candidates and effector molecules using the latest technological advances. Our target identification and product development activities take advantage of our own internal development efforts as well as identifying, evaluating and integrating technologies licensed from third parties. We also believe that no single effector molecule will be applicable to all clinical needs. At present, we have other effector molecules under development and will continue to select and design new effector molecules with different mechanisms of cell killing. Finally, we are pursuing, both internally and with third parties, innovative methods of manufacturing and process development.

Product Candidates

        We currently have two products in human clinical trials. In addition, we have several other products, our own as well as those that are being developed in conjunction with our collaborators, in preclinical and research stages of development.

        The following table summarizes the primary indications, development stage and collaborative partner for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions of these product candidates appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the level of safety and efficacy of any product candidates that is necessary to obtain regulatory approval.

Product Candidate	Potential Cancer Indications	Status(1)	Partner
Cantuzumab Mertansine	Colorectal cancer Pancreatic cancer Non-small-cell lung cancer Gastric cancer	Phase I	GlaxoSmithKline (2)
huN901-DM1/BB-10901	Small-cell lung cancer Other cancers of neuroendocrine origin	Phase I	British Biotech
Trastuzumab-DM1	Multiple cancers	Preclinical	Genentech
MLN591DM1	Prostate cancer	Preclinical	Millennium
Bivatuzumab Mertansine	Multiple cancers	Undisclosed	Boehringer Ingelheim
MAb-DM1 Conjugates	Multiple cancers	Research	ImmunoGen
MAb-DM1 Conjugates	Multiple cancers	Research	Genentech
MAb-DM1 Conjugates	Multiple cancers	Research	Abgenix
MAb-DM1 Conjugates	Multiple cancers	Research	Millennium

(1)
See "Regulatory Matters," below, for the definition of a Phase I clinical trial. Preclinical status indicates that we, or our partners, are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in preclinical models or biochemical assays. Research status indicates that we, or our partners, are conducting research studies to determine each product candidate's viability as a potential therapeutic.

(2)
In June 2002, GlaxoSmithKline informed us that they have elected not to advance cantuzumab mertansine into a Phase II clinical trial under the present terms of our license agreement. See "Cantuzumab Mertansine" and, under "Licenses and Collaborations," see "GlaxoSmithKline plc," for further discussion.

Cantuzumab Mertansine

        Our most advanced TAP product candidate, cantuzumab mertansine, consists of the humanized C242 monoclonal antibody linked to our small drug effector molecule DM1. We believe the huC242 antibody possesses the specificity needed for use as a targeting agent in a TAP product. Laboratory tests indicate that the marker targeted by huC242 is found on colorectal, pancreatic, gastric and certain non-small-cell lung cancers, and is minimally expressed on normal human tissues. Cantuzumab mertansine has been found to be well tolerated in two Phase I clinical trials and is currently being evaluated in a third Phase I clinical trial.

        The first Phase I human clinical study, which began in December 1999, was a dose-escalating study designed to evaluate the pharmacokinetics, maximum tolerated dose and dose-limiting toxicities of cantuzumab mertansine when administered as a single infusion once every three weeks. The study was conducted at the Institute for Drug Development of the Cancer Therapy and Research Center, or CTRC, in San Antonio, Texas, under the direction of Anthony W. Tolcher, M.D. and Eric K. Rowinsky, M.D.

        The initial Phase I completed enrollment and results of this study were presented at the 2001 Annual Meeting of the American Society of Clinical Oncology or ASCO. The reported results were from patients with either colorectal (32 patients), pancreatic (4 patients) or non-small-cell lung cancer (1 patient). All patients treated had advanced solid malignancies refractory to standard therapy. The study results demonstrate a dose at which the TAP product is well tolerated when given as a single bolus every three weeks. Further, no evidence of immunogenicity was observed. Two patients demonstrated minor responses (reduction of tumor size by approximately one-third) and four additional patients had persistent stable disease for greater than three months. A total of nine patients showed decreases in a marker referred to as carcinoembryonic antigen. Levels of carcinoembryonic antigen can be used by physicians to follow the course of colon cancer, monitor the effect of treatment and detect recurrence.

        The second Phase I human clinical study, which began in September 2000, was designed to evaluate the safety of cantuzumab mertansine when administered in a weekly regime and is also complete. Interim results from the study were presented at the American Association for Cancer Research—National Cancer Institute—European Organization for Research and Treatment of Cancer or AACR-NCI-EORTC meeting in November 2001. The reported results were from patients with either colorectal (18 patients), pancreatic (4 patients), unknown primary (3 patients), non-small-cell lung (1 patient) or peritoneal cancer (1 patient). The study was conducted at the University of Chicago Cancer Research Center under the direction of Richard L. Schilsky, M.D.

        In May 2001, we began enrollment for a third Phase I human clinical study of cantuzumab mertansine. This study, which is still underway, is designed to evaluate cantuzumab mertansine when administered in a more dose-intensive regimen in which patients are dosed three times weekly. Interim results of the study were presented at the ASCO meeting in May 2002. The reported results were from 18 patients with either colorectal (12 patients), non-small-cell lung cancer (3 patients) or other cancer types (3 patients). The study is being conducted at the CTRC in San Antonio, Texas, under the direction of Anthony W. Tolcher, M.D. and Eric K. Rowinsky, M.D.

        In June 2002, GlaxoSmithKline informed us that they have elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of our license agreement. We intend to renegotiate the license agreement with GlaxoSmithKline. However, should we determine that it is not in the best interests of the Company to enter into a revised agreement with GlaxoSmithKline, or we cannot reach satisfactory terms on a revised agreement, the rights to cantuzumab mertansine will be returned to ImmunoGen and we will either develop and/or re-license the product as we consider most appropriate.

huN901-DM1/BB-10901

        Our second TAP product in human clinical trials is huN901-DM1/BB-10901. Along with our partner British Biotech, we are developing this TAP product for the treatment of small-cell lung cancer, or SCLC. We retain worldwide manufacturing rights to huN901-DM1/BB-10901 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

        Our huN901-DM1/BB-10901 TAP product was created by conjugating our effector molecule, DM1, with the humanized monoclonal antibody, huN901, which binds to a protein found on the surface of SCLC cells and certain other cancers of neuroendocrine origin. In preclinical studies, huN901-DM1/BB-10901 eradicated SCLC tumors. Under the same experimental conditions, other chemotherapies used to treat SCLC, such as cisplatin and etoposide, produced only a temporary interruption of tumor growth.

        In May 2001, British Biotech initiated a Phase I trial for this product at two clinical sites in the United States. This study marks the first use of huN901-DM1/BB-10901 in cancer patients. Patients receive a once-weekly, intravenous dose of huN901-DM1/BB-10901 for four weeks, followed by two weeks off, which is defined as one cycle of treatment. Patients may be eligible to receive repeat cycles. The study is being conducted by Frank V. Fossella, M.D. at the University of Texas M. D. Anderson Cancer Center in Houston, and by Anthony W. Tolcher, M.D. at the CTRC in San Antonio.

        In August 2002, British Biotech initiated a second Phase I trial for this product at two clinical sites in the United Kingdom. This study assesses daily dosing of the product and complements the weekly dosing Phase I study currently underway in the United States. The drug is administered daily for three successive days followed by an 18-day follow-up period. The study is being conducted at the Christie Hospital in Manchester, under the direction of Dr. Paul Lorigan and Dr. Malcolm Ranson of the Department of Medical Oncology, and at the Nottingham City Hospital, under the direction of Professor James Carmichael and Dr. Penella Woll.

        Both Phase I studies are open-label, dose-escalation studies that will assess the safety, tolerability, and pharmacokinetics of increasing doses of huN901-DM1/BB-10901. Any evidence of biological activity, if observed, will also be reported. The eligible patients in both studies have relapsed or refractory small-cell lung cancer or other tumors that express the CD56 antigen targeted by the drug's antibody component. We anticipate that both Phase I trials of huN901-DM1/BB-10901 will be completed in calendar year 2003. However, the actual length of the trials may vary from our estimates. Additionally, British Biotech is conducting both trials and, as such, has control over the clinical trial schedule and progress.

        SCLC is a serious and rapidly progressive form of lung cancer, most common in middle-aged and elderly patients, accounting for approximately 20% of all lung cancer cases according to the American Cancer Society. Existing treatments for SCLC include chemotherapy and radiotherapy, and although initial responses to therapy are often seen, patients commonly relapse and most die from their disease. Median survival for such patients is less than a year. The overall 5-year survival rate is estimated to be less than five percent.

Trastuzumab-DM1

        We have licensed our maytansinoid technology, including DM1, to Genentech for the development of TAP products for cancers expressing the HER2 antigen. Trastuzumab-DM1 combines DM1 with Genentech's monoclonal antibody Herceptin®. As a naked antibody, Herceptin® is currently approved for use as first-line therapy in combination with Taxol® and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

MLN591DM1

        Millennium licensed our maytansinoid technology, including DM1, for the development of TAP products for cancers expressing prostate-specific membrane antigen (PSMA). MLN591DM1 combines Millennium's monoclonal antibody with DM1.

Boehringer Ingelheim MAb Conjugates

        Boehringer Ingelheim licensed our maytansinoid TAP technology for use with antibodies that target CD44, such as their anti-CD44v6 antibody.

Other Potential Products

        In addition to Trastuzumab-DM1, we also have licensed our maytansinoid technology to Genentech for certain research uses directed toward the development of TAP products that combine DM1 with antibodies owned by Genentech.

        We have licensed our maytansinoid technology to Abgenix for use with a large number of its fully-human antibodies to develop a succession of TAP products. Finally, we have a collaboration agreement with Millennium that provides them access to our TAP technology for use with a limited number of Millennium's proprietary antibodies.

        We also have two collaboration agreements with MorphoSys. Pursuant to the terms of the first agreement, MorphoSys has identified fully-human antibodies against one of our cell surface targets that we may develop as an anti-cancer therapeutic. Under the second agreement, we have licensed MorphoSys' HuCAL®, or Human Combinatorial Antibody Library, technology for the generation of research antibodies. We believe that access to the HuCAL® technology will facilitate and accelerate our internal research efforts.

Licenses and Collaborations

        As part of our business strategy and effort to develop and commercialize TAP products, we enter into license agreements with third parties where we grant a third party the right to use our TAP technology with their proprietary antibodies. In some cases, we out-license certain rights to our TAP products to companies with product development and commercialization capabilities that we wish to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. In other cases, we in-license certain rights to targets or technologies and, in exchange, we are obligated to pay upfront fees, potential milestone payments and royalties on any product sales. Our principal licenses and collaborative agreements are listed below.

GlaxoSmithKline plc

        In February 1999, we entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, now wholly-owned subsidiaries of GlaxoSmithKline, to develop and commercialize our lead TAP product, cantuzumab mertansine, for the treatment of colorectal, pancreatic and certain non-small-cell lung cancers. In June 2002, GlaxoSmithKline informed us that they elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of our license agreement. We expect to renegotiate the agreement with GlaxoSmithKline. However, should we determine that it is not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline, or we cannot reach satisfactory terms on a revised agreement, rights to cantuzumab mertansine will be returned to ImmunoGen. Under the terms of the original agreement, we could have received payments totaling $41.5 million, subject to the achievement of certain development milestones. As of June 30, 2002, we have received one upfront and four milestone payments totaling $11.5 million under the current GlaxoSmithKline agreement. Under the current agreement we were also entitled to receive royalty payments on future product sales, if and when they commenced. The current agreement also provided that, at our option and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of our common stock. Between the signing of the agreement and June 30, 2002, GlaxoSmithKline had purchased, pursuant to our put option, $2.5 million of our common stock.

Genentech, Inc.

        In May 2000, we entered into two separate licensing agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid technology for use with antibodies that target the HER2 antigen. Under the terms of this agreement, Genentech will receive exclusive worldwide rights to commercialize TAP products for cancers expressing the HER2 antigen. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, we will receive approximately $39.5 million in upfront and milestone payments under this agreement.

        In addition to the agreement described above, we entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to our maytansinoid technology for use with Genentech's other proprietary antibodies. This agreement provides Genentech with a license to utilize our maytansinoid technology in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. Under this agreement, we received a non- refundable technology access fee of $3.0 million in May 2000. This agreement also provides for other payments for each antigen target based on Genentech's achievement of milestones and royalties on net sales of resulting products, if and when such sales commence. Assuming all milestones are met, we will receive approximately $39.0 million in upfront and milestone payments per antigen target under this agreement. Genentech can renew the agreement for one subsequent three-year period for an additional technology access fee.

British Biotech plc

        In May 2000, we entered into a collaboration agreement with British Biotech to develop and commercialize our huN901-DM1/BB-10901 TAP product for the treatment of small-cell lung cancer. We granted British Biotech exclusive rights to develop and commercialize huN901-DM1/BB-10901 in the European Union and Japan. We retain the rights to commercialize huN901-DM1/BB-10901 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. We will be reimbursed for manufacturing the product. British Biotech paid us a fee of $1.5 million for its territorial rights to huN901-DM1/BB-10901. Upon approval of the product for marketing in the United States, we will pay to British Biotech a one-time milestone payment of $3.0 million. We will receive royalties on sales of huN901-DM1/BB-10901 in the European Union and Japan, if and when such sales commence.

Abgenix, Inc.

        In September 2000, we entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to our maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5.0 million in technology access fee payments from Abgenix and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. In January 2002, Abgenix exercised an exclusive option to acquire an exclusive license to a certain TAP product in exchange for a nominal option fee. Abgenix may renew the exclusive option for an additional period in exchange for an extension fee. In June 2002, Abgenix exercised a nonexclusive option to acquire a license to another TAP product in exchange for a nominal option fee. Abgenix may renew the nonexclusive option for an additional period in exchange for an extension fee. Our agreement with Abgenix will terminate upon expiration of a specified time period during which we have given Abgenix access to our technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

MorphoSys AG

        In September 2000, we entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has produced fully human antibodies against a specific cell surface marker that we identified through our apoptosis research. This cell marker is associated with a number of forms of cancer. We are currently evaluating the antibodies as potential product candidates. In September 2000, we paid MorphoSys an $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. We reimbursed MorphoSys for its research and development efforts related to identifying these antibodies. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

        In June 2001, we entered into a second collaboration agreement with MorphoSys. Under this second agreement, we license MorphoSys' HuCAL® technology for the generation of research antibodies. We believe that access to the HuCAL® technology will facilitate and accelerate our internal research efforts. Under this second agreement, we will pay MorphoSys technology access, license and annual subscription fees during a four-year term. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Genzyme Transgenics Corporation

        In November 2000, we entered into a collaboration agreement with Genzyme Transgenics Corporation. Pursuant to this agreement, Genzyme Transgenics will produce our humanized monoclonal antibody, huN901. huN901 is the antibody component of huN901-DM1/BB-10901. We paid Genzyme Transgenics a $500,000 project start-up fee in December 2000. During the year ended June 30, 2002, we made development-related milestone payments of approximately $1.3 million to Genzyme Transgenics. We will pay additional development-related milestones and royalties on net sales of resulting product candidates, if and when such sales commence. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Avalon, Inc.

        In January 2001, we entered into a collaboration agreement with Avalon. Pursuant to the agreement, Avalon provided us several gene targets that we are currently evaluating. The evaluation periods for these targets expire between September and November 2002. Before the expiration of the evaluation periods, we must decide whether to acquire a license to each of the gene targets. We will be responsible for the development, manufacture and commercialization of any resulting product candidates. We paid Avalon an upfront fee and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Millennium Pharmaceuticals, Inc.

        In March 2001, we entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to our TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. We received an upfront fee of $2.0 million in the third quarter of the fiscal year ended June 30, 2001. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to our maytansinoid technology for use with Millennium's antibody MLN591. MLN591 is directed toward the extracellular domain of Prostate Specific Membrane Antigen. We received a license fee from Millennium when the license agreement was signed. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, we will receive license and milestone payments of approximately $41.0 million per antigen target. We will also receive royalties on net sales of resulting products, if and when they commence.

        Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. We will be reimbursed for any preclinical and clinical materials that we make under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

Raven Biotechnologies, Inc.

        Also in March 2001, we entered into a collaboration with Raven aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer. Raven discovered and provided us with cell surface targets and monoclonal antibodies. We accepted three monoclonal antibody candidates for further evaluation. One of these candidates is still under evaluation. The evaluation period expires in March 2003. We must decide whether to license the antibody prior to the expiration of the evaluation period. If we license this monoclonal antibody, we will use it to develop a therapeutic product candidate. We have the development, manufacturing and commercialization rights to any resulting therapeutic product candidate in North America and Europe in exchange for an upfront licensing fee, research support, potential milestones and royalties on product sales, if and when such sales commence.

Boehringer Ingelheim International GmbH

        In November 2001, we entered into a collaboration agreement with Boehringer Ingelheim to develop a new product combining our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, we received an upfront payment and are entitled to potential future payments upon Boehringer Ingelheim's achievement of certain milestones and royalty payments on future product sales, if and when such sales commence. Boehringer Ingelheim is responsible for the manufacturing, product development and marketing of any product candidates resulting from the collaboration. Financial terms of this agreement are subject to the confidentiality provisions of the collaboration agreement and have not been disclosed.

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development, and apoptosis technology.

Patents, Trademarks and Trade Secrets

        We seek patent protection for our proprietary technologies and products in the United States, Europe, Japan and elsewhere. Among others, we have received patents in the United States claiming a process for the preparation of certain maytansinoids, methods of preparation of conjugates composed of maytansinoids and cell-binding agents, composition and use of novel taxanes and conjugates composed of taxanes and cell-binding agents.

        We have also submitted additional patent applications in the United States, Europe, Japan, and elsewhere covering proprietary small-drug derivatives, TAP products, apoptosis technology and use of some of these products and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot provide assurance, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

        In addition, many of the processes and much of the know-how that are important to us depend upon the skills, knowledge and experience of our key scientific and technical personnel, whose skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors and collaborators enter into confidentiality agreements with us. We cannot provide assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Competition

        We focus on highly competitive areas of product development. Our competitors include:

  •
  major pharmaceutical and chemical companies;

  •
  specialized biotechnology firms; and

  •
  universities and research institutions.

        Many of these companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

        In particular, competitive factors within the cancer therapeutic market include:

  •
  the safety and efficacy of products;

  •
  the timing of regulatory approval and commercial introduction;

  •
  special regulatory designation of products, such as Orphan Drug designation; and

  •
  the effectiveness of marketing and sales efforts.

        Our competitive position also depends on our ability to develop effective proprietary products, implement production and marketing plans, including collaborations with other companies with greater marketing resources than ours, obtain patent protection and secure sufficient capital resources.

        Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in the identification of new compounds that may compete with our product candidates. In addition, monoclonal antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, additional monoclonal antibodies may compete with our product candidates.

        Because of the prevalence of combination therapy in cancer and the variety of genes and targets implicated in cancer incidence and progression, we believe that products resulting from applications of new technologies may be complementary to our own.

        Such new technologies include, but are not limited to:

  •
  the use of genomics technology to identify new gene-based targets for the development of anti-cancer drugs;

  •
  the use of high-throughput screening to identify and optimize lead compounds;

  •
  the use of gene therapy to deliver genes to regulate gene function; and

  •
  the use of therapeutic vaccines.

Regulatory Matters

        Our products are regulated in the United States by the Food and Drug Administration, or FDA, in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that cantuzumab mertansine, huN901-DM1/BB-10901 and other of our TAP products will be reviewed by the FDA's Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

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

  4)
  The submission of a New Drug Application to and its acceptance by the FDA; and

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

        The regulatory issues that have potential impact on the future marketing of our products are summarized below.

  Clinical Trials Process

        Before a new drug may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

        In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing usually is performed in patients with advanced disease rather than in healthy volunteers. Because these patients are afflicted with the target disease, it is possible for such studies to provide results traditionally obtained in Phase II trials and they often are referred to as Phase I/II studies.

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

        "Fast Track" status also incorporates initiatives announced by the President of the United States and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anti-cancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Research and Development Spending

        During each of the three years ended June 30, 2002, 2001 and 2000, we spent approximately $17.7 million, $15.2 million and $8.9 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

Employees

        As of June 30, 2002, we had 105 full-time employees, of whom 78 were engaged in research and development activities. Forty-three employees hold post-graduate degrees, including 28 Ph.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of the Board of Directors and other consultants.

Scientific Advisory Board

        As of August 1, 2000, we formed a Scientific Advisory Board consisting of the following individuals:

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

        Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

        Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidates, cantuzumab mertansine and huN901-DM1/BB-10901, are only in the Phase I stage of clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

  •
  ineffectiveness of the product candidate;

  •
  discovery of unacceptable toxicities or side effects;

  •
  development of disease resistance or other physiological factors;

  •
  delays in patient enrollment; or

  •
  other reasons that are internal to the businesses of our collaborative partners, which reasons they may not share with us.

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

If our collaborative partners fail to perform their obligations under our agreements, or determine not to continue with clinical trials for particular product candidates, our ability to develop and market potential products could be severely limited.

        Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations allow us to:

  •
  generate cash flow and revenue;

  •
  offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

  •
  seek and obtain regulatory approvals;

  •
  successfully commercialize existing and future product candidates; and

  •
  develop antibodies for additional product candidates, and discover additional cell surface markers for antibody development.

        If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into collaboration agreements with GlaxoSmithKline and British Biotech with respect to our two most advanced product candidates, cantuzumab mertansine and huN901-DM1/BB-10901, respectively. The development, regulatory approval and commercialization of our two clinical-stage product candidates depend primarily on the efforts of these collaborative partners. We have also entered into collaborations with Genentech, Abgenix, Millenium, and Boehringer Ingelheim. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreement, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this. If our collaborators fail to successfully develop and commercialize TAP products our business will be severely harmed.

The outcome of our ongoing negotiations with GlaxoSmithKline relating to cantuzumab mertansine is uncertain and may ultimately be unfavorable to us.

        In June 2002, GlaxoSmithKline informed us that they have elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of our license agreement with them. We expect to renegotiate the agreement with GlaxoSmithKline. However, renegotiation of the agreement will be time-consuming, and we may not be able to renegotiate the agreement on terms that are favorable to us. If we ultimately decide that entering into a renegotiated agreement with GlaxoSmithKline is not in our best interests, or we cannot reach satisfactory terms on a revised agreement, the rights to cantuzumab mertansine will be returned to us. This will mean that we will either proceed with clinical trials of cantuzumab mertansine on our own, which will be time-consuming and expensive, or find another collaborative partner that will undertake the clinical trials, which will require us to negotiate another collaborative agreement, possibly on terms that are less favorable to us than the existing GlaxoSmithKline agreement.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in revenue.

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in their level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2002, we had an accumulated deficit of $183.9 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trial and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are subject to extensive government regulations and we may not be able to obtain regulatory approvals.

        We or our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

        Currently, we only have one pilot scale manufacturing facility for the manufacture of products necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

        We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to Current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one in-house pilot manufacturing facility, and any prolonged and significant disruption at that facility could hurt our ability to manufacture products for clinical testing.

        Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for certain of our collaborators. We manufacture this material in a pilot scale manufacturing facility. We only have one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Certain events, such as natural disasters, fire, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

Any inability to license from third parties their proprietary technologies or processes which we use in connection with the development and manufacture of our TAP product candidates may impair our business.

        Other companies, universities and research institutions have or may obtain patents that could limit our ability to use, manufacture, market or sell our product candidates or impair our competitive position. As a result, we would have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any necessary licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign products or methods that could infringe on the patents held by others.

We rely on single source suppliers to manufacture the primary component for our small molecule effector drug and DM1 itself. Any problems experienced by either supplier could negatively affect our operations.

        We rely on third-party suppliers for some of the materials used in the manufacturing of our TAP product candidates and small molecule effector drugs. Our most advanced small molecule effector drug is DM1. DM1 is the cytotoxic agent used in all of our current TAP product candidates and the subject of most of our collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business. We also have an agreement with only one vendor to convert ansamitocin P3 to DM1. Any problems experienced by this vendor could result in a delay or interruption in the supply of DM1 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DM1 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators' product candidates, which could negatively affect our business.

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

        Even if clinical trials demonstrate the safety and efficacy of our product candidates and the necessary regulatory approvals are obtained, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

  •
  the degree of clinical efficacy and safety;

  •
  cost-effectiveness of our product candidates;

  •
  their advantage over alternative treatment methods;

  •
  reimbursement policies of government and third-party payors; and

  •
  the quality of our or our collaborative partners' marketing and distribution capabilities for our product candidates.

        Physicians will not recommend therapies using any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain conditions, and whether the physicians are already using competing products that satisfy their treatment objectives. Physicians, patients, third-party payors and the medical community may not accept and use any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

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

  •
  more effectively negotiate third-party licensing and collaboration arrangements; and

  •
  take advantage of acquisition or other opportunities more readily than we can.

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

        Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving, is surrounded by a great deal of uncertainty and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents. Although we own several patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance. Also, patents and applications owned or licensed by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or, a challenge could result in limitations of the patents' coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

If we are forced to litigate or undertake other proceedings in order to enforce our intellectual property rights, we may be subject to substantial costs and liability or be prohibited from commercializing our potential products.

        Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. Furthermore, because patent applications in the United States are maintained in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

We use hazardous materials in our business, and any claims relating to improper handling, storage or disposal of these materials could harm our business.

        Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future. Failure to comply with these laws could result in fines and the revocation of permits, which could prevent us from conducting our business.

We face product liability risks and may not be able to obtain adequate insurance.

        The use of our product candidates during testing or after approval entails an inherent risk of adverse effects which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

  •
  decreased demand for our product;

  •
  injury to our reputation and significant media attention;

  •
  withdrawal of clinical trial volunteers;

  •
  costs of litigation;

  •
  distraction of management; and

  •
  substantial monetary awards to plaintiffs.

        We may not have sufficient resources to satisfy any liability resulting from these claims. We currently have $5.0 million of product liability insurance for products which are in clinical testing. This coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborative partners begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

        We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, business development, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our products.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as supporting our collaborators in the development of their TAP products. We believe that our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next three years. However, we may need additional financing sooner due to a number of factors including:

  •
  if either we or any of our collaborators incur higher than expected costs or experience slower than expected progress in developing product candidates and obtaining regulatory approvals;

  •
  lower revenues than expected under our collaboration agreements; or

  •
  acquisition of technologies and other business opportunities that require financial commitments.

        Additional funding may not be available to us on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

Fluctuations in our quarterly revenue and operating results may cause our stock price to decline.

        Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter-to-quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that in the future, our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

We do not intend to pay cash dividends on our common stock.

        We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, shareholders will have to rely on appreciation in our stock price in order to achieve a gain on an investment.

Item 2.    Properties

        We lease approximately 37,700 square feet of laboratory and office space in a building located at 128 Sidney Street, Cambridge, Massachusetts. The 128 Sidney Street lease expires on March 31, 2008; however, we have the option to extend the lease for an additional five-year term pursuant to an amendment dated August 29, 2001. We sublease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. The 148 Sidney Street lease expires on October 31, 2010. We also lease approximately 35,450 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot scale manufacturing facility and office space. The Norwood lease expires on June 30, 2008, but we have the option to extend the lease for an additional five-year term pursuant to an amendment dated April 30, 2002. We believe that the manufacturing portion of the Norwood facility complies with all applicable FDA Current Good Manufacturing Practice Regulations.

Item 3.    Legal Proceedings

        In March 2002, we settled a claim with a third party and its principals (together, the "Settling Parties") relating to compensation for the provision of services. The settlement of the claim included the issuance of restricted shares of the Company's common stock (the "Settlement Proceeds") in favor of the settling parties. The Settling Parties have recently alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds. Attorneys for the Settling Parties have notified the Company that they intend to file a complaint with respect to this matter in the United States District Court for the District of Massachusetts if the issue is not settled. We are currently assessing the validity of the claims. We completely deny the allegations and will seek declaratory relief should the claims be pursued.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2002.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        ImmunoGen's Common Stock is quoted on The Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low sale prices on the Nasdaq National Market for our Common Stock for each of the quarters indicated.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter	$20.000	$7.250	$36.375	$9.500
Second Quarter	18.130	8.450	45.500	17.000
Third Quarter	17.000	9.820	24.250	8.875
Fourth Quarter	11.270	2.000	20.820	10.750

        As of September 13, 2002, there were approximately 630 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 23,800 beneficial owners of the Company's Common Stock.

        The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2002. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Year ended June 30,
	1998	1999	2000	2001	2002
	In thousands, except per share data and shares outstanding
Statement of Operations Data:
Total revenues	$307	$3,401	$11,181	$4,479	$5,883
Total expenses excluding in-process research and development expense	7,477	7,874	11,924	20,291	26,438
In-process research and development expense	872	—	—	—	—
Non-operating income	271	297	430	6,339	6,053
Non-cash dividends and other expenses	605	918	—	83	128
Minority interest	160	101	76	—	—

Net loss to common stockholders before cumulative effect of a change in accounting principle	(8,216)	(4,993)	(238)	(9,556)	(14,630)
Cumulative effect of a change in accounting principle	—	—	—	(5,734)	—

Net loss to common stockholders	$(8,216)	$(4,993)	$(238)	$(15,291)	$(14,630)

Basic and diluted net loss per common share	$(0.34)	$(0.20)	$(0.01)	$(0.42)	$(0.37)

Weighted average common shares outstanding	24,210,340	25,525,061	29,520,576	36,675,324	39,623,948

Pro Forma Amounts Assuming SAB 101 Followed Since Inception:
Total revenues	$307	$2,471	$6,320	$4,479	$5,883

Net loss to common stockholders	$(8,216)	$(5,923)	$(5,098)	$(9,556)	$(14,630)

Basic and diluted loss per common share	$(0.34)	$(0.23)	$(0.17)	$(0.26)	$(0.37)

Consolidated Balance Sheet Data:
Total assets	$5,877	$7,171	$19,344	$159,161	$152,156
Long-term debt and capital lease obligations, less current portion	35	68	8	—	—
Stockholders' equity	4,311	5,329	10,508	142,447	134,215

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since the Company's inception, we have been principally engaged in the development of antibody-based cancer therapeutics. Our proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allow our drugs to kill cancer cells with minimal harm to healthy tissue. The cytotoxic agent we currently use in all of our TAP products is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.

        We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies. We also use our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anti-cancer products. We licensed certain rights to our two most advanced, internally developed TAP product candidates to companies that have product development and commercialization capabilities that we wished to access. The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate, however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials. Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include GlaxoSmithKline plc, Genentech, Inc., Abgenix, Inc., British Biotech plc, Millennium Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

        In June 2002, GlaxoSmithKline informed us that they have elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of our license agreement. We intend to renegotiate with GlaxoSmithKline. However, should we determine that it is not in the best interests of the Company to enter into a revised agreement with GlaxoSmithKline, or we cannot reach satisfactory terms on a revised agreement, rights to cantuzumab mertansine will be returned to ImmunoGen and we will be free to develop and/or re-license the product as we consider most appropriate.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. As of June 30, 2002, we had approximately $137.8 million in cash and marketable securities. We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts. Moreover, in the next nine months we expect to pay out approximately $0.8 million to further expand our development and pilot manufacturing facility in Norwood, Massachusetts. On July 23, 2002, we signed a sublease on approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. We expect that we will spend in the range of $1.8 million to $2.0 million over the next 6 to 12 months to renovate this additional space. On August 27, 2002, we announced that, effective immediately, our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of September 13, 2002, we had repurchased 375,400 shares of our common stock at a total cost of $1.3 million. We anticipate that we will purchase additional shares of our common stock and that the total cost of the shares repurchased will be significant. As our repurchases are at management's discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place. We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds. Accordingly, period-to-period operational results may fluctuate dramatically. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Critical Accounting Policies

        In December 2001, the U.S. Securities and Exchange Commission (the SEC) requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. In addition, under the Sarbanes-Oxley Act, the Company's independent auditors will be required to disclose in their reports to the Audit Committee the critical accounting policies used by ImmunoGen. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note B to our consolidated financial statements included in this report, we currently believe the following accounting policies to be critical:

  Revenue Recognition

        We currently have four types of out-license and development contracts.

  •
  Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan:

  •
  British Biotech plc

  •
  Full product license:

  •
  GlaxoSmithKline plc

  •
  License to a single target antigen (single target license):

  •
  Genentech, Inc.

  •
  Boehringer Ingelheim International GmbH

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

  •
  Genentech, Inc.

  •
  Abgenix, Inc.

  •
  Millennium Pharmaceuticals, Inc.

        Excluding the shared product license agreement, all of these collaboration agreements provide that we will (i) manufacture preclinical and clinical materials for our collaborators, at their request and cost, (ii) receive payments upon our collaborators' achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. We are required to provide technical training and any process improvements and know-how to our collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U.S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, our collaborator will not be able to incorporate any process improvements or know-how into their manufacturing process without additional testing and review by the FDA. Accordingly, we believe that it is very unlikely that our collaborators will require our services subsequent to FDA approval.

        Generally, upfront payments on product and single target licenses are deferred over the period of our substantial involvement. We are available to assist our collaborators during the development of their products. We estimate this development phase to begin at the inception of the contract and conclude when the product receives FDA approval. We believe this time period is, on average, six years. At each reporting period we look at individual product facts and circumstances and review the estimated period of our substantial involvement. Significant changes in our estimates could result in changes to the deferral period. In the event that the product or a single target license were terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

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

        Our shared product license collaboration provides for an upfront payment from our collaborator to us that was paid at the start of the agreement and, upon FDA approval, we will pay the collaborator a milestone payment, which we expect will exceed the upfront payment we have received. We have deferred the upfront payment and anticipate recognizing such revenue concurrent with the milestone payment that is required from us when and if the product receives FDA approval. In the event that the product does not receive FDA approval, we will record as revenue the non-refundable upfront payment we previously received upon the termination of the license agreement.

        Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, we recognize revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of our period of involvement during development. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in our net loss for the year ended June 30, 2001.

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

Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for our collaborators. Inventory is stated at the lower of cost or market. We evaluate the estimated net realizable value of inventory at each reporting period. If necessary, we establish a valuation allowance to record inventory at its estimated net realizable value. At June 30, 2002, inventory valuation allowances of $261,000 represent the cost of on-hand conjugate produced for British Biotech that we may not realize.

        GlaxoSmithKline has initiated three phase I clinical trials of cantuzumab mertansine (formerly called huC242-DM1/SB408075). In the second phase I clinical trial GlaxoSmithKline reimbursed us the fully burdened cost to manufacture the clinical supply of cantuzumab mertansine. In the third Phase I clinical trial GlaxoSmithKline does not reimburse us for the cost of clinical material supply. In the quarter ended March 31, 2002, the second and third phase I clinical trials were on-going. Subsequent to the quarter end, GlaxoSmithKline determined that the second Phase I clinical trial reached its primary endpoints. Because this trial achieved its objectives earlier than either party had originally anticipated, the study used less clinical material than projected. As a result of the unexpected early conclusion of the second Phase I trial, we concluded that we had more cantuzumab mertansine inventory on-hand than GlaxoSmithKline would reimburse us for under our agreement with them. As a result, in the quarter ended March 31, 2002, we established a valuation allowance to record the inventory at its estimated net realizable value. In the quarter ended June 30, 2002, enrollment and dosing were completed in the second Phase I clinical trial. As the second Phase I trial was complete, at June 30, 2002 we wrote down the cantuzumab mertansine inventory against the valuation allowance previously established. The write down did not result in any additional charge or reversal of any portion of the previously established valuation allowance.

        Under the terms of our shared product license collaboration with British Biotech, we are responsible for certain manufacturing and process development costs. Our actual cost to manufacture the huN901 antibody and conjugate exceeded our original estimates. In the quarter ended March 31, 2002 we established a reserve of $157,000, to reduce the value of huN901-DM1/BB-10901 inventory to our estimate of the net realizable value at that date. On May 22, 2002, we commenced negotiations with British Biotech to determine the portion of the antibody and huN901-DM1/BB-10901 conjugate cost in excess of our original estimates for which British Biotech would reimburse us. In June 2002, we agreed in principle that ImmunoGen and British Biotech would share in the costs of antibody in excess of our estimates and determined the amount we would be reimbursed for huN901-DM1/BB-10901 conjugate. On August 1, 2002 ImmunoGen and British Biotech executed a supplemental letter agreement finalizing the oral agreement. As of June 30, 2002 the reserve related to huN901-DM1/BB-10901 inventory was $261,000, which represents the cost of the on-hand conjugate that British Biotech will not reimburse.

Results of Operations

Revenues

        The following discussions relating to revenue for the fiscal years ended June 30, 2002 (2002), June 30, 2001 (2001) and June 30, 2000 (2000) reflect pro forma results as if we had adopted and followed SAB 101 from our inception.

        Our total revenues for the year ended June 30, 2002 were $5.9 million compared with $4.5 million and $6.3 million for the years ended June 30, 2001 and 2000, respectively. The 31% increase in revenues from 2001 to 2002 is primarily attributable to increased revenues associated with preclinical and clinical materials we manufacture and deliver to our collaborative partners offset by lower collaboration revenue. The 29% decrease in revenues from 2000 to 2001 is primarily attributable to lower collaboration revenue, as discussed in further detail below.

        Collaboration revenue for the year ended June 30, 2002 decreased 53% to $1.7 million compared to $3.6 million in the same period in 2001. Collaboration revenue for the year ended June 30, 2000 was $6.3 million. Included in revenue in the year ended June 30, 2001 is a $2.0 million milestone payment we received from GlaxoSmithKline upon the commencement of the Phase I multidose clinical trial. The revenue associated with this milestone was recognized on a percentage of completion basis over the period of our performance. We substantially completed all of our performance during the year ended June 30, 2001. We did not earn any similar milestone payment during the year ended June 30, 2002. During the year ended June 30, 2002 we recognized collaboration revenue of $177,000 from GlaxoSmithKline, $692,000 from Genentech, $433,000 from Abgenix, $331,000 from Millennium, and $83,000 from Boehringer Ingelheim. During the year ended June 30, 2001, we recognized collaboration revenue of $2.6 million from GlaxoSmithKline, $700,000 from Genentech, $300,000 from Abgenix, and $100,000 from Millennium. During the year ended June 30, 2000, we recognized collaboration revenue of $6.2 million of milestone payments from GlaxoSmithKline and $59,000 from Genentech. Deferred revenue of $13.7 million at June 30, 2002 represents progress payments received from our collaborators pursuant to contract revenues not yet earned.

        Clinical materials reimbursement increased 488% to $3.5 million in the year ended June 30, 2002 compared to $597,000 in the year ended June 30, 2001. We did not earn clinical materials reimbursement during the year ended June 30, 2000. We first shipped clinical materials, for which we were entitled to reimbursement, in the quarter ended March 31, 2001. Clinical materials reimbursement for the year ended June 30, 2002 reflects twelve months of shipments compared to only five months of shipments in the year ended June 30, 2001. During the year ended June 30, 2002, we shipped clinical materials in support of the cantuzumab mertansine and huN901-DM1/BB-10901 clinical trials, as well as preclinical materials manufactured in accordance with Current Good Manufacturing Practices (CGMP) at our pilot plant, in support of certain other collaborators' development efforts. The amount of clinical materials reimbursement we earn and the related cost of clinical materials reimbursed is directly related to the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Additionally, prior to clinical development, our collaborators may request that we produce clinical grade material, either in anticipation of clinical trials or for process development and analysis purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary widely from quarter to quarter and annually.

        Development fees increased 176% from $237,000 for the year ended June 30, 2001 to $654,000 for the year ended June 30, 2002. Development fees were $4,800 in the year ended June 30, 2000. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. During the year ended June 30, 2002, we provided development services to more collaborators and potential collaborators than we had during the year ended June 30, 2001 or 2000. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and annually.

Research and Development Expenses

        We report research and development expense net of reimbursements we receive from our collaborators. Our net research and development expenses consist of (i) research to identify and evaluate new targets, antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own, and in certain instances, our collaborators' product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. Our research efforts are primarily focused in the following areas:

  •
  Our contributions to the clinical development of cantuzumab mertansine and huN901-DM1/BB-10901;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody;

  •
  Process improvements to our TAP technology;

  •
  Preclinical development of our own potential products;

  •
  Process improvement related to the production of DM1 and strain development of its precursor, ansamitocin P3;

  •
  Process development related to the commercial manufacture of the huN901-DM1/BB-10901 conjugate;

  •
  Operation, maintenance and expansion of our pilot scale manufacturing plant;

  •
  Identification and evaluation of potential antigen targets;

  •
  Evaluation of internally developed and in-licensed antibodies; and

  •
  Development and evaluation of additional cytotoxic agents.

        GlaxoSmithKline is currently conducting one phase I clinical trial of cantuzumab mertansine. The length of this trial is dependent upon the preliminary results of the trial, maximum tolerated dosage, and the number of patients dosed. The actual length of this trial may vary from our estimates. Additionally, GlaxoSmithKline is the sponsor of this trial and, as such, has control over the clinical trial schedule and progress. We are funding a portion of the cost of this on-going Phase I clinical trial. In June 2002, GlaxoSmithKline informed us that they have elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of our license agreement. We intend to renegotiate with GlaxoSmithKline. However, should we determine that it is not in the best interests of the Company to enter into a revised agreement with GlaxoSmithKline, or we cannot reach satisfactory terms on a revised agreement, the rights to cantuzumab mertansine will be returned to ImmunoGen and we will either develop and/or re-license the product as we consider most appropriate.

        British Biotech is currently conducting two phase I clinical trials of huN901-DM1/BB-10901. The first Phase I study is being conducted at two clinical sites in the United States. British Biotech is also conducting a second Phase I clinical trial of huN901-DM1/BB-10901 at two sites in the United Kingdom. We anticipate that both trials of huN901-DM1/BB-10901 will be completed in calendar year 2003. However, the actual length of the trials may vary from our estimates. Additionally, British Biotech is the sponsor of both trials and, as such, has control over the clinical trial schedule and progress.

        In addition to retaining worldwide commercial rights to huN901-DM1/BB-10901 excluding the European Union and Japan, we retain worldwide manufacturing rights. Under the terms of the contract, we are responsible for all clinical and commercial manufacturing process development. We continue process development efforts to improve clinical huN901 antibody production. Under an arrangement with Genzyme Transgenics Corporation, we are investigating the viability of commercial production of huN901 using transgenic goats. We also continue to develop various other processes related to the commercial manufacture of the huN901-DM1/BB-10901 conjugate. We anticipate that we will continue to devote significant financial and human resources to these efforts over the next five years.

        Our three internally-developed, wholly-owned product candidates that are most advanced at June 30, 2002 are huMy9-6-DM1, an anti-IGF1-R antibody and a third product. huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia. huMy9-6-DM1 is in early preclinical development. We intend to continue to conduct preclinical safety and efficacy studies on huMy9-6-DM1. Pending the successful preclinical development of huMy9-6-DM1 and favorable outcome of preclinical safety and efficacy studies and any other studies, we expect to be prepared to file an Investigational New Drug Application (IND) for huMy9-6-DM1 in the next 18 to 24 months. The actual filing of this IND is dependent upon the development of huMy9-6-DM1 and the results of any and all preclinical studies and the financial and human resources that we are able to direct to the development of the product and completion of the IND application. As a result, the timing of the filing of this IND, if it occurs at all, may vary from our estimates.

        Anti-IGF1-R antibody is a naked antibody directed against a target found on certain breast, lung and prostate cancers. We are performing preclinical experiments to evaluate candidate antibodies and, pending the results of these studies, expect to move one antibody into preclinical development in calendar year 2003. Our third, undisclosed, potential product is directed at a specific cancer and is in the early stages of preclinical development.

        The cost to develop new products and advance those products to the IND stage can be significant. Worldwide antibody manufacturing capacity is currently constrained, and generally, manufacturing capacity must be reserved months in advance of production. As such, we may out-license any of our preclinical product candidates at any time. If we develop any of these three products and test them in human clinical trials, we anticipate that we will incur substantial costs to reserve and manufacture humanized antibody. Further, if we develop these products internally, we would expect to devote substantial financial and human resources to these development efforts for the foreseeable future. We review the results of all preclinical studies and tests to evaluate the viability of products under development. We evaluate the value of each potential product at each stage of development to determine when, if ever, we should consider out-licensing the product. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to preclinical and clinical testing. Our decision to move a product into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of our product candidates will move into clinical development. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical and animal studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our potential product candidates will generate revenues and cash flows.

        DM1 is the cytotoxic agent that we currently use in the manufacture of all of our collaborators' and our own conjugates. In order to make commercial manufacture of DM1 conjugates viable, we have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3, the precursor to DM1, to enhance manufacturing yields. We also continue to devote considerable resources to improve other DM1 manufacturing processes. In connection with these efforts, we anticipate that we will incur research and development expense of $2.1 million to $2.4 million over the next twelve months.

        We generally have not tracked our historical research and development costs by project, rather, we track such costs by department and expense category. For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. We believe that our research and development costs by project would be confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, will not disclose our individual project research and development costs.

        Research and development expense for the year ended June 30, 2002 increased 16% to $17.7 million from $15.2 million for the year ended June 30, 2001. Research and development expense for the year ended June 30, 2000 was $8.9 million. Included in research and development expense for the year ended June 30, 2002 is a charge of $1.5 million to record cantuzumab mertansine inventory at its estimated net realizable value. During the year ended June 30, 2002, GlaxoSmithKline was conducting their second and third Phase I clinical trials of cantuzumab mertansine. GlaxoSmithKline reimbursed us the cost of clinical materials in the second trial. This trial reached its primary endpoints and achieved its additional objectives earlier than anticipated. The trial, therefore, used less clinical material than originally projected. As a result of the early conclusion of the second trial, we had more cantuzumab mertansine inventory on-hand than GlaxoSmithKline would reimburse. As a result, in the quarter ending March 31, 2002, we wrote down the value of the inventory to its estimated net realizable value. The inventory valuation allowance was charged to research and development expense in the three-month period ended March 31, 2002. In the quarter ended June 30, 2002, enrollment and dosing were completed in the second phase I clinical trial. As the second Phase I clinical trial was complete, at June 30, 2002, we wrote down the cantuzumab mertansine inventory against the valuation allowance previously established. The write down did not result in any additional charge or reversal of any portion of the previously established valuation allowance. In the other on-going trial, we provide clinical material at our cost.

        Under the terms of our shared product license collaboration with British Biotech, we are responsible for certain manufacturing and process development costs. Our actual cost to manufacture huN901 antibody exceeded our original estimates. In the quarter ended March 31, 2002, we recorded a valuation allowance of $561,000 to reduce the amount of prepaid antibody to our estimate of its net realizable value. In June 2002, we agreed in principle that ImmunoGen and British Biotech would share in the costs of antibody in excess of our estimates. Based upon this oral agreement with British Biotech, we determined that a valuation allowance of $492,000 was required to reduce the value of the prepaid material to our estimate of the realizable value at June 30, 2002. During the quarter ended June 30, 2002, approximately $69,000 of the previously established valuation allowance was reversed and recorded as a reduction in research and development expense to reflect an oral agreement between ImmunoGen and British Biotech. On August 1, 2002, ImmunoGen and British Biotech executed a supplemental letter agreement finalizing this oral agreement.

        In September 2000, November 2000, January 2001, and March 2001, we entered into process development collaborations with MorphoSys AG, Genzyme Transgenics Corporation, Avalon, Inc. and Raven Biotechnologies, Inc., respectively. These agreements relate to our internal research and development efforts and our collaboration with British Biotech. In September 2001, we entered into an agreement with another party related to DM1 process development. During the year ended June 30, 2002, we entered into several other agreements with other parties related to DM1 process development and production of antibody and DM1. Included in the year ended June 30, 2002, 2001, and 2000 were $3.6 million, $4.8 million and $366,000, respectively, of expenses related to these agreements.

        The number of research and development personnel increased to 78 at June 30, 2002 compared to 60 at June 30, 2001. Research and development salaries and related expenses, including estimated fiscal 2002 bonuses that have been accrued have increased by $1.3 million in the year ended June 30, 2002 compared to the year ended June 30, 2001. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses

        General and administrative expense for the year ended June 30, 2002 increased 20% to $5.4 million from $4.5 million for the year ended June 30, 2001. General and administrative expenses for the year ended June 30, 2000 were $3.1 million. As discussed above, we have established a valuation allowance to record the cantuzumab mertansine inventory at its estimated realizable value.

Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses for the year ended June 30, 2002. General and administrative salaries and related expenses, including estimated fiscal year 2002 bonuses that have been accrued, have increased $443,000 in the year ended June 30, 2002 compared to the year ended June 30, 2001. Professional services including legal and accounting fees, insurance costs and travel expenses increased $341,000 for the year ended June 30, 2002 compared to the year ended June 30, 2001. The approximate $1.4 million, or 46%, increase in general and administrative expense from 2000 to 2001 was primarily due to increased administrative and business development personnel costs, increased expenditures associated with investor relations and business development as well as the calendar year 2000 bonus awarded by the Board of Directors and the estimated eighteen month fiscal year 2002 bonuses that were accrued.

Interest Income

        Interest income for the year ended June 30, 2002 decreased 14% to $5.1 million from $5.9 million for the year ended June 30, 2001. For the year ended June 30, 2002, our average cash and investment balances were higher than during the same period in the prior year, resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000, receipt of $5.0 million in warrant exercise proceeds in September 2001, and receipt of $9.0 million and $2.2 million in collaborator payments during the year ended June 30, 2001 and the year ended June 30, 2002, respectively. Rates of return during the year ended June 30, 2002 were lower than during the comparable period in the prior year. The impact of higher average cash and investment balances was offset by lower rates of return, so that our interest income during the year ended June 30, 2002 declined compared with that of the same period in the prior year. Interest income increased from 2000 to 2001 as a result of higher average cash and investment balances combined with higher rates of return.

Realized Gains on Investments

        Realized gains on investments were $945,000 and $133,000 for the years ended June 30, 2002 and 2001, respectively. The increase in realized gains is attributable to the timing of investment sales. There were no realized gains on investments during the year ended June 30, 2000.

Other Income

        Other income for the year ended June 30, 2002 decreased to $53,000 from $333,000 for the same period in the prior year. Other income in the year ended June 30, 2001 included our receipt of a cash payment in settlement of a securities litigation case filed on our behalf.

Liquidity and Capital Resources

	June 30,
	2002	2001	2000
Cash and short-term investments	$137,840	$94,496	$17,329
Working capital	138,905	94,215	15,324
Stockholders' equity	134,215	142,447	15,368

        As of June 30, 2002, we had approximately $137.8 million in cash and short-term investments. In November 2000, we completed a public offering of 4.0 million shares of our common stock. Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development. Since July 1, 2000, we have received $60.5 million from collaborative and other financing sources. These sources include milestone revenues earned under our collaboration agreements with GlaxoSmithKline,

Genentech, Abgenix, Millennium and Boehringer Ingelheim, the sale of equity securities to Abgenix and the exercise of stock options and warrants to purchase common stock.

        Net cash used in operations during the year ended June 30, 2002 was $16.0 million compared to net cash used in operations of $6.5 million in the year ended June 30, 2001. This increase in operational cash use is largely due to the increase in operating expenses discussed previously as well as the increase in clinical materials inventory produced on behalf of our collaborators. During 2002, we received $2.2 million in upfront and milestone payments compared to $9.0 million received in 2001.

        Net cash provided by investing activities was $11.3 million for the year ended June 30, 2002 and primarily represents the sales and maturities of marketable securities. Net cash used in investing activities was $122.2 million for the year ended June 30, 2001 and primarily represents our investment of excess cash in marketable securities. Capital purchases were $4.3 million for the fiscal year ended June 30, 2002 and consisted primarily of costs associated with the build-out of our existing Norwood, Massachusetts, development and pilot scale manufacturing facility.

        Net cash provided by financing activities decreased to $6.1 million for the year ended June 30, 2002 versus $142.2 million provided by financing activities for the year ended June 30, 2001. For the year ended June 30, 2002 net cash provided by financing activities includes proceeds from the exercise of 1,279,422 warrants and 150,336 stock options. Our total net proceeds from all common stock issued for the year ended June 30, 2002 were $6.1 million. Net cash provided by financing activities for the year ended June 30, 2001 includes proceeds from our November 2000 public offering of 4.0 million shares of common stock as well as the exercise of 381,342 warrants and 313,928 stock options and the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix. Our total net proceeds from all common stock issued for the year ended June 30, 2001 were $142.3 million.

        We anticipate that our current capital resources and future collaborator payments, if any, will enable us to meet our operational expenses and capital expenditures for at least the next three years. We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        On August 27, 2002, we announced that, effective immediately, our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of September 13, 2002, we had repurchased 375,400 shares of our common stock at a total cost of $1.3 million. We anticipate that we will purchase additional shares of our common stock and that the total cost of the shares repurchased will be significant. As our repurchases are at management's discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on July 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

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

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheet of ImmunoGen, Inc. as of June 30, 2002, and the related statement of operations, stockholders' equity, and cash flows for the year then ended June 30, 2002. Our audit also included the financial statement schedule in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2002, and the consolidated results of its operations, stockholders' equity, and cash flows for the year then ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

July 29, 2002, except for the third paragraph of Note J, as to which the date is August 27, 2002
Boston, Massachusetts

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmunoGen, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ImmunoGen, Inc. (the Company) at June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As discussed in Note B to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of accounting for revenue recognition.

                      /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 14, 2001

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Cash and cash equivalents	$16,233,408	$14,822,519
Marketable securities	121,606,576	79,673,934
Accounts receivable	1,957,292	—
Unbilled revenue	588,455	693,835
Inventory, net	2,888,448	2,160,996
Prepaid and other current assets, net	2,134,814	2,224,387

Total current assets	145,408,993	99,575,671
Long term marketable securities	—	56,303,267
Property and equipment, net	6,703,149	3,238,082
Other assets	43,700	43,700

Total assets	$152,155,842	$159,160,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$580,789	$842,927
Accrued compensation	1,600,982	703,036
Other current accrued liabilities	2,095,073	2,245,874
Current portion of capital lease obligations	—	8,137
Current portion of deferred revenue	2,226,868	1,560,865

Total current liabilities	6,503,712	5,360,839
Deferred revenue	11,428,586	11,353,115
Other long term liabilities	8,431	—

Total liabilities	17,940,729	16,713,954

Commitments and contingencies (Note H)
Stockholders' equity:
Common stock, $.01 par value; authorized 75,000,000; issued and outstanding 40,155,560 shares and 38,535,402 shares as of June 30, 2002 and 2001, respectively	401,556	385,354
Additional paid-in capital	317,062,204	310,971,161
Accumulated deficit	(183,876,446)	(169,246,607)
Accumulated other comprehensive income	627,799	336,858

Total stockholders' equity	134,215,113	142,446,766

Total liabilities and stockholders' equity	$152,155,842	$159,160,720

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2001	2000
Revenues:
Revenue earned under collaboration agreements	$1,716,710	$3,645,498	$11,175,000
Clinical materials reimbursement	3,512,580	597,050	—
Development fees	653,613	236,815	4,800
Licensing	—	—	705

Total revenues	5,882,903	4,479,363	11,180,505
Expenses:
Cost of clinical materials reimbursed	3,340,981	597,050	—
Research and development	17,694,031	15,213,164	8,878,105
General and administrative	5,403,367	4,481,802	3,046,054

Total expenses	26,438,379	20,292,016	11,924,159
Net loss from operations	(20,555,476)	(15,812,653)	(743,654)
Gain/(loss) on the sale of assets	200	(1,900)	19,538
Interest income, net	5,055,816	5,874,975	361,173
Realized gains on investments	944,715	132,766	—
Other income	52,718	333,208	49,513

Net loss before income tax expense, minority interest and cumulative effect of change in accounting principle	(14,502,027)	(9,473,604)	(313,430)
Income tax expense	127,812	82,600	—

Net loss before minority interest and cumulative effect of change in accounting principle	(14,629,839)	(9,556,204)	(313,430)
Minority interest in net loss of consolidated subsidiary	—	—	75,870

Net loss before cumulative effect of change in accounting principle	(14,629,839)	(9,556,204)	(237,560)
Cumulative effect of change in accounting principle	—	(5,734,478)	—

Net loss	$(14,629,839)	$(15,290,682)	$(237,560)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.37)	$(0.26)	$(0.01)
Cumulative effect of change in accounting principle—basic and diluted	—	(0.16)	—

Basic and diluted net loss per common share	$(0.37)	$(0.42)	$(0.01)

Basic and diluted weighted average common shares outstanding	39,623,948	36,675,324	29,520,576

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Preferred Stock
					Additional Paid-in Capital	Accumulated Deficit		Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	25,668,797	$256,687	2,400	$24	$158,790,821	$(153,718,365)	$—	$—	$5,329,167
Unrealized gains on marketable securities, net	—	—	—	—	—	—	310,384	310,384	310,384
Net loss for the year ended June 30, 2000	—	—	—	—	—	(237,560)	—	(237,560)	(237,560)

Comprehensive income	—	—	—	—	—	—	—	$72,824	—

Stock options exercised	131,567	1,316	—	—	219,192	—	—	—	220,508
Exercise of put option	1,023,039	10,231	—	—	2,489,769	—	—	—	2,500,000
Warrants exercised	3,403,728	34,037	—	—	4,408,575	—	—	—	4,442,612
Conversion of Series E Convertible Preferred Stock into common stock	2,823,528	28,236	(2,400)	(24)	(28,212)	—	—	—	—
Compensation for stock option vesting acceleration for terminated officer	—	—	—	—	349,716	—	—	—	349,716
Value ascribed to ImmunoGen warrants issued to BioChem Pharma, Inc., net of financing costs	—	—	—	—	2,453,130	—	—	—	2,453,130

Balance at June 30, 2000	33,050,659	$330,507	—	$—	$168,682,991	$(153,955,925)	$310,384	$—	$15,367,957

Unrealized gain on marketable securities, net	—	—	—	—	—	—	26,474	26,474	26,474
Net loss for the year ended June 30, 2001	—	—	—	—	—	(15,290,682)	—	(15,290,682)	(15,290,682)

Comprehensive loss	—	—	—	—	—	—	—	$(15,264,208)	—

Stock options exercised	313,928	3,139	—	—	772,741	—	—	—	775,880
Warrants exercised	381,342	3,813	—	—	1,706,735	—	—	—	1,710,548
Issuance of common stock to Abgenix, Inc.	789,473	7,895	—	—	14,992,105	—	—	—	15,000,000
Issuance of common stock to public, net of financing costs	4,000,000	40,000	—	—	124,736,202	—	—	—	124,776,202
Compensation for stock options	—	—	—	—	80,387	—	—	—	80,387

Balance at June 30, 2001	38,535,402	$385,354	—	$—	$310,971,161	$(169,246,607)	$336,858	$—	$142,446,766

Unrealized gain on marketable securities, net	—	—	—	—	—	—	290,941	290,941	290,941
Net loss for the year ended June 30, 2002	—	—	—	—	—	(14,629,839)	—	(14,629,839)	(14,629,839)

Comprehensive loss	—	—	—	—	—	—	—	$(14,338,898)	—

Stock options exercised	150,336	1,503	—	—	577,213	—	—	—	578,716
Warrants exercised, net of financing costs	1,279,422	12,795	—	—	5,487,771	—	—	—	5,500,566
Issuance of restricted shares of common stock in settlement of a claim	189,498	1,895	—	—	(1,468)	—	—	—	427
Issuance of stock and stock units for director's compensation	902	9	—	—	27,527	—	—	—	27,536

Balance at June 30, 2002	40,155,560	$401,556	—	$—	$317,062,204	$(183,876,446)	$627,799	$—	$134,215,113

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(14,629,839)	$(15,290,682)	$(237,560)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	5,734,478	—
Depreciation and amortization	984,759	612,824	498,619
Gain on sale of marketable securities	(944,715)	(132,766)	—
(Gain)/loss on sale of property and equipment	(200)	1,900	(19,539)
Compensation for stock options, stock and stock units	36,394	80,387	349,716
Minority interest in net loss of consolidated subsidiary	—	—	(75,870)
Amortization of deferred lease	—	—	(35,172)
Changes in operating assets and liabilities:
Due from related parties	—	47,352	19,756
Accounts receivable	(1,957,292)	—	—
Unbilled revenue	105,380	(693,835)	—
Inventory	(727,452)	(2,160,996)	—
Prepaid and other current assets	89,573	(1,808,946)	(357,526)
Accounts payable	(447,908)	(48,492)	21,423
Accrued compensation	897,946	498,826	(78,180)
Other current accrued liabilities	(150,801)	1,258,399	458,506
Deferred revenue	741,474	5,354,502	1,825,000

Net cash provided by (used for) operating activities	(16,002,681)	(6,547,049)	2,369,173

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	502,319,207	1,149,234,970	4,950,347
Purchases of marketable securities	(486,712,926)	(1,269,132,447)	(20,560,447)
Capital expenditures	(4,264,056)	(2,351,910)	(423,921)
Proceeds from sale of property and equipment	200	7,500	19,795
Payments received on note receivable	—	—	350,000

Net cash provided by (used for) investing activities	11,342,425	(122,241,887)	(15,664,226)

Cash flows from financing activities:
Proceeds from warrants exercised, net	5,500,566	1,710,548	4,442,612
Proceeds from stock options exercised, net	578,716	775,880	220,508
Principal payments on capital lease obligations	(8,137)	(60,083)	(56,739)
Proceeds from common stock issuance, net	—	139,776,202	—
Proceeds from issuance of subsidiary convertible preferred stock, net	—	—	3,372,000
Proceeds from exercise of put option	—	—	2,500,000

Net cash provided by financing activities	6,071,145	142,202,547	10,478,381

Net change in cash and cash equivalents	1,410,889	13,413,611	(2,816,672)
Cash and cash equivalents, beginning balance	14,822,519	1,408,908	4,225,580

Cash and cash equivalents, ending balance	16,233,408	$14,822,519	$1,408,908

Supplemental disclosure:
Cash paid for income taxes	$80,229	$77,500	$—

Non cash activities:
Capital expenditures included in accounts payable	$185,770	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. was incorporated in Massachusetts in 1981 to develop, produce and market commercial anti-cancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies and does not expect to derive revenue from commercially-approved product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the next three years. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note C), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

  Revenue Recognition—Change in Accounting Principle

        Prior to July 1, 2000, the Company recognized collaboration revenue on upfront, non-refundable license payments upon receipt and milestone payments upon achievement of the milestone and when collection was probable. Revenues recognized were based on the collaboration agreement milestone value and the relationship of costs incurred to the Company's estimates of total cost expected to complete that milestone.

        Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of the Company's substantial involvement during development. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss for the year ended June 30, 2001. Included in revenue for the years ended June 30, 2002 and 2001, is $859,000 and $875,000, respectively, of revenue that was recognized in prior years before the Company's adoption of SAB 101 and included in the cumulative effect of the change in accounting principle.

  Revenue Recognition

        The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

        The Company currently has the following four types of out-license and development contracts.

  •
  Shared product license—the Company retains commercial rights worldwide excluding the European Union and Japan:

  •
  British Biotech plc

  •
  Full product license:

  •
  GlaxoSmithKline plc

  •
  License to a single target antigen (single target license):

  •
  Genentech, Inc.

  •
  Boehringer Ingelheim International GmbH

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

  •
  Genentech, Inc.

  •
  Abgenix, Inc.

  •
  Millennium Pharmaceuticals, Inc.

        Excluding the shared product license agreement, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators' request and cost, (ii) receive payments upon its collaborators' achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA. Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company's services subsequent to FDA approval.

        Generally, upfront payments on product and single target licenses are deferred over the period of the Company's substantial involvement during development. ImmunoGen employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval. The Company believes this period of involvement is, on average, six years. At each reporting period, the Company looks at individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period appropriately to reflect any such change.

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

        The Company's shared product license collaboration with British Biotech provides for an upfront payment from British Biotech to ImmunoGen that was paid upon signing of the agreement. The agreement also stipulates that upon FDA approval, ImmunoGen will pay British Biotech a milestone payment, which ImmunoGen expects will exceed the upfront payment the Company received. The Company has deferred the upfront payment and anticipates recognizing such revenue concurrent with the milestone payment that the Company is required to pay to British Biotech if and when the product receives FDA approval. In the event that the product does not receive FDA approval, the Company will record as revenue the non-refundable upfront payment previously received upon the termination of the license agreement.

        When milestone payments are specifically tied to a separate earnings process, revenue is recognized when the milestone is achieved. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. Deferred revenue represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where the Company has no continuing involvement, the Company will record non-refundable license fees as revenue upon receipt and will record milestone revenue upon achievement of the milestone by the collaborative partner.

        The Company produces preclinical and clinical materials for its collaborators and, at the collaborators' request, may perform process development work. The Company also produces preclinical material for potential collaborators under material transfer agreements. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator. The Company recognizes revenue on process development services as those services are performed.

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for the Company's collaborators. Inventory is stated at the lower of cost or market. At June 30, 2002 and 2001, approximately $65,800 and $93,500, respectively, of general and administrative costs were allocated to and remained in inventory.

        Inventory at June 30, 2002 and 2001 is summarized below:

	June 30,
	2002	2001
Raw materials	$1,591,720	$956,349
Work in process, net	846,729	1,021,902
Finished goods, net	449,999	182,745

Total	$2,888,448	$2,160,996

        In the quarter ended March 31, 2002, the Company established a valuation allowance of $1.7 million that represented the cost of on-hand conjugate produced for GlaxoSmithKline that the Company may not realize. GlaxoSmithKline has conducted three Phase I clinical trials of cantuzumab mertansine (formerly referred to as huC242-DM1/SB408075), one of which is in process. In the second trial, GlaxoSmithKline reimbursed the Company for the cost of clinical material. GlaxoSmithKline determined that this trial reached its primary endpoints and achieved its objectives earlier than anticipated. The trial, therefore, used less clinical material than originally projected. As a result of the early conclusion of the second trial, the Company had more cantuzumab mertansine inventory on-hand than GlaxoSmithKline would reimburse. As a result, the Company wrote down the value of the inventory to its estimated realizable value. The inventory valuation allowance was charged to research and development expense in the three-month period ended March 31, 2002. In the quarter ended June 30, 2002, enrollment and dosing were completed in the second Phase I trial. As the second Phase I trial was complete, at June 30, 2002, the Company wrote down the cantuzumab mertansine inventory against the valuation allowance previously established. The write down did not result in any additional charge to earnings or reversal of any portion of the valuation allowance previously established. In the other on-going Phase I trial, the Company does not receive reimbursement for the cost of clinical material.

        Included in inventory is a valuation allowance of $261,000 as of June 30, 2002. This valuation allowance represents the cost of on-hand conjugate produced for British Biotech that the Company may not realize. The Company does not believe that it will be reimbursed for the full amount of the cost of the conjugate and, based upon preliminary discussions with British Biotech, has established a reserve of $261,000 to reduce the value of huN901-DM1/BB-10901 inventory to $1.2 million, the Company's estimate of the net realizable value at June 30, 2002. Of the $261,000 valuation allowance, approximately $121,000 relates to finished goods inventory and approximately $140,000 relates to work in process inventory. The valuation allowance was charged to research and development expense for the year ended June 30, 2002.

  Unbilled Revenue

        The majority of the Company's Unbilled Revenue at June 30, 2002 and 2001 represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced. Also included in Unbilled Revenue are costs the Company has incurred in completing process development work on behalf of its collaborators but has not yet invoiced.

  Prepaid and Other Current Assets

        Included in Prepaid and Other Current Assets at June 30, 2002 is $1.3 million related to prepayments made to an antibody manufacturer to reserve manufacturing space and partial payment for antibody that had not been delivered to the Company at June 30, 2002. Under the terms of the Company's shared product license collaboration with British Biotech, the Company is responsible for certain manufacturing and process development costs. Our actual cost to manufacture huN901 antibody exceeded our original estimates. In June 2002, we agreed in principle that ImmunoGen and British Biotech would share in the costs of antibody in excess of our estimates. Based upon this oral agreement with British Biotech, we established a reserve of $492,000 to reduce the value of the prepaid material to $1.3 million, which is the Company's estimate of the net realizable value at June 30, 2002. This reserve was recorded as a charge to research and development expense for the year ended June 30, 2002. On August 1, 2002 the Company and British Biotech executed a supplemental letter agreement whereby British Biotech and the Company will share in the incurred and future cost of antibody in excess of the original estimated costs.

  Other Current Accrued Liabilities

        Other current accrued liabilities consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Uninvoiced inventory receipts	$720,216	$516,566
Accrued contract payments	544,000	787,500
Accrued public reporting charges	177,574	119,701
Accrued professional services	186,527	223,830
Accrued insurance	116,794	70,000
Accrued clinical trial costs	60,855	111,083
Deferred rent	41,893	97,750
Other current accrued liabilities	247,214	319,444

Total	$2,095,073	$2,245,874

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Research and Development Costs

        Research and development costs are expensed as incurred and consist of (i) research to identify and evaluate new targets, antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of the Company's own and, in certain instances, its collaborators' product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. The Company's research efforts are primarily focused in the following areas:

  •
  The Company's contributions to the clinical development of cantuzumab mertansine and huN901-DM1/BB-10901;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody;

  •
  Process improvements to the Company's TAP technology;

  •
  Preclinical development of the Company's own potential products;

  •
  Process improvement related to the production of DM1 and strain development of its precursor, ansamitocin P3;

  •
  Process development related to the commercial manufacture of the huN901-DM1/BB-10901 conjugate;

  •
  Operation, maintenance and expansion of the Company's pilot scale manufacturing plant;

  •
  Identification and evaluation of potential antigen targets;

  •
  Evaluation of internally developed and in-licensed antibodies; and

  •
  Development and evaluation of additional cytotoxic agents.

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

  Financial Instruments and Concentration of Credit Risk

        The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of United States Treasury bonds, high-grade corporate bonds, asset-backed and United States government agency securities, banknotes and commercial paper. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment and to investments with effective maturity dates that do not extend more than two years, thereby reducing credit risk concentrations.

  Cash and Cash Equivalents

        Cash and cash equivalents include money market funds and cash at June 30, 2002 and 2001. The Company considers all investments purchased to be marketable securities.

  Marketable Securities

        In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities, asset-backed and United States government agency securities, banknotes and commercial paper, typically with maturity dates of less than one year. The Company designates its marketable securities as available-for-sale securities. Effective September 30, 2001, the Company classified all such securities as current assets since the Company has the ability to use such securities to satisfy current liabilities. Prior to September 30, 2001, short term marketable securities matured within one year of the balance sheet date and long term marketable securities matured within two to three years of the balance sheet date. Marketable securities continue to be carried at their fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported as realized gains or losses on investments. In determining realized gains or losses on the sale of marketable securities, the cost of securities sold is based on the specific identification method.

  Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment	3-5 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income.

  Impairment of Long-Lived Assets

        The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 2002, the Company determined that no impairment of long-lived assets exists.

B.    Summary of Significant Accounting Policies (Continued)

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of June 30, 2002, 2001 and 2000, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock equaled 10,750,039, 7,334,101 and 6,964,225, respectively. ImmunoGen Common Stock equivalents as calculated in accordance with the treasury-stock accounting method, totaled 7,876,646, 5,042,380 and 4,698,751 as of June 30, 2002, 2001 and 2000, respectively. ImmunoGen Common Stock equivalents have not been included in the net loss per share calculation because their effect is antidilutive.

  Stock-Based Compensation

        In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

  Comprehensive Income (Loss)

        The Company presents comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income." For the years ended June 30, 2002, 2001 and 2000, total comprehensive income (loss) equaled $(14.3) million, $(15.3) million and $73,000, respectively. Other comprehensive income was comprised entirely of unrealized gains and losses recognized on available-for-sale debt securities.

  Segment Information

        The Company operates in one reportable business segment under the management approach of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the business of discovery of monoclonal antibody-based cancer therapeutics.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on

July 1, 2002. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

  Reclassifications

        Certain prior year balances have been reclassified to conform with current year presentation.

C.    Agreements

        As discussed further in Note B, effective July 1, 2000, the Company adopted SAB 101. The following descriptions relating to revenue recognized under the Company's collaborative agreements reflect the effects of the adoption of SAB 101.

  GlaxoSmithKline plc

        In February 1999, the Company entered into an exclusive agreement with SmithKline Beecham plc, London, England and SmithKline Beecham, Philadelphia, Pennsylvania, now wholly-owned subsidiaries of GlaxoSmithKline plc, to develop and commercialize the Company's lead TAP product, cantuzumab mertansine, for the treatment of colorectal, pancreatic, and certain non-small-cell lung cancers. Under the terms of the agreement, the Company could receive up to $41.5 million, subject to the achievement by the Company and/or GlaxoSmithKline of certain development milestones. The Company is also entitled to receive royalty payments on future product sales, if and when they commence. Finally, at the Company's option, and subject to certain conditions, GlaxoSmithKline will purchase up to $5.0 million of its Common Stock. Between the signing of the agreement and June 30, 2002, GlaxoSmithKline had purchased, pursuant to ImmunoGen's put option, $2.5 million of the Company's Common Stock.

        In June 2002, GlaxoSmithKline informed the Company that they have elected not to advance cantuzumab mertansine into Phase II clinical development under the present terms of the license agreement. The Company intends to renegotiate with GlaxoSmithKline. However, should the Company determine that it is not in its best interests to enter into a revised agreement with GlaxoSmithKline, or should the Company and GlaxoSmithKline be unable to reach satisfactory terms, rights to cantuzumab mertansine will be returned to ImmunoGen and the Company will be free to develop and/or re-license the product as it considers most appropriate.

        As of June 30, 2002, the Company had received an upfront fee of $1.0 million and four milestones totaling $10.5 million under the GlaxoSmithKline agreement. The upfront fee was deferred and is being recognized ratably over the Company's period of involvement during development, which the Company estimates to be six years. All of the milestones have been recorded as collaboration revenue. In the event the Company is unable to renegotiate the collaboration agreement with GlaxoSmithKline, the portion of the upfront fee that is included as deferred revenue at the time of the termination of the agreement will be recognized as revenue. At June 30, 2002, approximately $431,000 of the upfront fee is included in deferred revenue.

  Genentech, Inc.

        In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as Herceptin®, that target a certain cell surface receptor. Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize TAP products for cancers expressing the HER2 antigen. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment for execution of the agreement. The upfront fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, currently estimated to be seven years. In addition to royalties on net sales, when and if they commence, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $39.5 million of upfront and milestone payments.

        In June 2002, Genentech informed ImmunoGen that Genentech intends to conduct additional preclinical research on Trastuzumab-DM1, a TAP product candidate that targets the HER2 receptor. Genentech's goal is to enable the development of an appropriate clinical plan and establish a new target IND filing date. Genentech had previously expected to file an IND during calendar year 2002.

        In addition to the Herceptin® agreement described above, the Company announced in May 2000 that it entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. The upfront fee was deferred and is being recognized ratably over the period during which Genentech may elect to receive a product license. This agreement also provides for other payments based upon Genentech's achievement of milestones per antigen target and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company will receive approximately $39.0 million in license and milestone payments per antigen target under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

  British Biotech plc

        Also in May 2000, the Company entered into a development, commercialization and license agreement with British Biotech to develop and commercialize its huN901-DM1/BB-10901 TAP product for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1/BB-10901 in the European Union and Japan. The Company

retains the right to develop and commercialize huN901-DM1/BB-10901 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1/BB-10901, which the Company has deferred. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1/BB-10901 in the European Union and Japan, if and when they commence.

  Abgenix, Inc.

        In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. The Company received a total of $5.0 million in technology access fee payments from Abgenix and is entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. At June 30, 2002, $4.3 million of the technology access fees remained as deferred revenue to be recognized over the period during which Abgenix may elect to acquire a license to utilize the Company's TAP technology with one of Abgenix's antibodies. On September 7, 2000, Abgenix purchased $15.0 million of the Company's Common Stock in accordance with the agreement. In January 2002, Abgenix exercised an exclusive option to acquire an exclusive license to a certain TAP product in exchange for a nominal option fee. The Company has deferred the exclusive option fee and is recognizing it over the option period. Abgenix may renew the exclusive option for an additional one year period in exchange for an extension fee. In June 2002, Abgenix exercised a nonexclusive option to acquire a license to another TAP product in exchange for a nominal option fee. The nonexclusive option fee was deferred and is being recognized over the option period. Abgenix may renew the nonexclusive option for an additional period in exchange for an extension fee. ImmunoGen's agreement with Abgenix will terminate upon expiration of a specified time period during which the Company has given Abgenix access to its technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time. For the years ended June 30, 2002 and 2001, the Company recognized as collaboration revenue $400,000 and $300,000, respectively, of the technology access fees.

  MorphoSys AG

        In September 2000, the Company entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has identified fully human antibodies against a specific cell surface marker that the Company previously identified through its apoptosis research. This cell marker is associated with a number of forms of cancer. The Company is currently evaluating the antibodies as potential product candidates. In September 2000, the Company expensed and paid MorphoSys an $825,000 technology access payment, recorded as a research and development charge, and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. The Company reimbursed MorphoSys for its research and development efforts related to identifying these antibodies. During the years ended June 30, 2002 and 2001, the Company reimbursed MorphoSys approximately $500,000 and $562,000, respectively, for these costs and recorded such costs as research and development expense. ImmunoGen can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

        In June 2001, the Company entered into a second collaboration agreement with MorphoSys. Under this second agreement, the Company will license MorphoSys' HuCAL® technology for the generation of research antibodies. The Company paid MorphoSys a technology access fee of $300,000 and a license fee of $300,000, both of which were recorded as research and development expense in the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2002, the Company recorded an annual license fee of $250,000 as research and development expense. The Company believes that access to the HuCAL® technology will facilitate and accelerate its internal research efforts. Under this second agreement, the Company will pay MorphoSys technology access, license and annual subscription fees during a four-year term. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

  Genzyme Transgenics Corporation

        In November 2000, the Company entered into a collaboration agreement with Genzyme Transgenics Corporation. Pursuant to this agreement, Genzyme Transgenics will produce the humanized monoclonal antibody, huN901. huN901 is the antibody component of huN901-DM1/BB-10901. The Company paid Genzyme Transgenics a $500,000 project start-up fee in December 2000. During the year ended June 30, 2002, the Company made development-related milestone payments of approximately $1.3 million to Genzyme Transgenics. The Company will pay additional development-related milestones and royalties on net sales of resulting products, if and when such sales commence. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

  Avalon, Inc.

        In January 2001, the Company entered into a collaboration agreement with Avalon. Pursuant to the agreement, Avalon provided ImmunoGen with several gene targets that the Company is currently evaluating. The evaluation periods for these targets expire between September and November 2002. Before the expiration of the evaluation periods, ImmunoGen must decide whether to acquire a license to each of the gene targets. The Company is responsible for the development, manufacture and commercialization of any resulting products. ImmunoGen paid Avalon an upfront fee and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

  Millennium Pharmaceuticals, Inc.

        In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the Company's TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received an upfront fee of $2.0 million in the third quarter of 2001. The upfront fee has been deferred and is being recognized over the period during which Millennium may elect to acquire a license to utilize the Company's TAP technology with one of Millennium's antibodies. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to the Company's maytansinoid technology for use with Millennium's antibody MLN591. MLN591 is directed towards the extracellular domain of Prostate Specific Membrane Antigen. ImmunoGen received a license fee from Millennium when the license agreement was signed. The license fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, which the Company estimates to be six years. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, the Company will receive license and milestone payments of approximately $41.0 million per antigen target.

        Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

  Raven Biotechnologies, Inc.

        Also in March 2001, the Company entered into a collaboration with Raven aimed at identifying targets and therapeutic antibodies with the potential to treat ovarian cancer. Raven discovered and provided the Company with cell surface targets and monoclonal antibodies. The Company accepted three monoclonal antibody candidates for further evaluation. One of the candidates is still under evaluation. The evaluation period expires in March 2003. The Company must decide whether to license the antibody prior to the expiration of the evaluation period. If ImmunoGen elects to license the monoclonal antibody from Raven, the Company intends to use it to develop a therapeutic product candidate. The Company has the development, manufacturing and commercialization rights to any resulting therapeutic product in North America and Europe in exchange for an upfront licensing fee, research support, potential milestones and royalties on product sales, if and when such sales commence.

  BioInvent International AB

        In June 2001, the Company and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and Current Good Manufacturing Practices manufacturing of one of the Company's monoclonal antibodies. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $265,000 and $517,000 upon signing of the letter of intent and the signing of the agreement, respectively. The Company has also prepaid $995,000 based upon other milestones included in the contract. These payments have been recorded as prepaid assets in the accompanying balance sheet. The Company anticipates that the antibody will be used in producing clinical product on behalf of a collaborator and will be included in the Cost of Clinical Materials Reimbursed when it is shipped and invoiced to the collaborator.

  Boehringer Ingelheim International GmbH

        In November 2001, the Company entered into a collaboration agreement with Boehringer Ingelheim to develop a new product combining our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, the Company received an upfront payment and is entitled to potential future payments upon Boehringer Ingelheim's achievement of certain milestones and royalty payments on future product sales, if and when such sales commence. The Company has deferred the upfront payment and is recognizing it as revenue ratably over the Company's period of substantial involvement during development, which the Company estimates to be six years. Boehringer Ingelheim is responsible for the product development, manufacturing and marketing of any products resulting from the collaboration. Financial terms of this agreement are subject to the confidentiality provisions of the collaboration agreement and have not been disclosed.

D.    Marketable Securities

        As of June 30, 2002, $16.2 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$16,233,408	$—	$—	$16,233,408
Commercial paper	4,225,711	179	—	4,225,890
Government treasury notes
Due in one year or less	23,312,461	165,276	—	23,477,737
Due in one to three years	20,031,943	192,487	(252)	20,224,178
Asset-backed securities
Due in one year or less	41,275,464	153,363	(61,305)	41,367,522
Due in one to three years	9,913,478	89,103	—	10,002,581
Corporate notes
Due in one year or less	16,515,143	61,867	(6,683)	16,570,327
Bank notes
Due in one year or less	4,994,513	31,137	—	5,025,650
Federal Agencies
Due in one year or less	710,064	2,627	—	712,691

Total	137,212,185	696,039	(68,240)	137,839,984
Less amounts classified as cash and cash equivalents	16,233,408	—	—	16,233,408

Total marketable securities	$120,978,777	$696,039	$(68,240)	$121,606,576

        As of June 30, 2001, $14.8 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$14,822,519	$—	$—	$14,822,519
Commercial paper	2,272,020	148	—	2,272,168
Government treasury notes
Due in one year or less	43,288,203	86,485	—	43,374,688
Due in one to three years	1,008,906	—	(626)	1,008,280
Federal agencies
Due in one to three years	13,255,817	3,564	(206)	13,259,175
Asset-backed securities
Due in one year or less	17,568,786	115,190	(712)	17,683,264
Due in one to three years	3,192,854	4,166	(4,783)	3,192,237
Corporate notes
Due in one to three years	51,991,833	123,592	(12,675)	52,102,750
Bank notes
Due in one year or less	3,061,924	22,715	—	3,084,639

Total	150,462,862	355,860	(19,002)	150,799,720
Less amounts classified as cash and cash equivalents	14,822,519	—	—	14,822,519

Total marketable securities	$135,640,343	$355,860	$(19,002)	$135,977,201

        In 2002, gross realized gains totaled $971,000 and gross realized losses totaled $26,000. In 2001, gross realized gains totaled $134,000 and gross realized losses totaled $1,000. In 2000, there were no gross realized gains or losses.

        During the year ended June 30, 2002, 2001, and 2000, $291,000, $26,000, and $310,000, respectively, of unrealized gains on available-for-sale securities were recognized as comprehensive income.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Machinery and equipment	$3,892,990	$3,093,619
Computer hardware and software	1,034,593	805,830
Assets under construction	3,442,962	143,815
Furniture and fixtures	130,507	68,173
Leasehold improvements	9,659,608	9,613,746

	18,160,660	13,725,183
Less accumulated depreciation	(11,457,511)	(10,487,101)

Property and equipment, net	$6,703,149	$3,238,082

        Depreciation expense was approximately $985,000, $613,000 and $499,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

F.    Income Taxes

        The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before minority interest, the cumulative effect of accounting change and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2002	2001	2000
Loss before income tax expense, minority interest and cumulative effect of accounting change	$(14,502)	$(9,473)	$(313)

Expected tax benefit at 34%	$(4,931)	$(3,221)	$(107)
State tax benefit net of federal benefit	(815)	(429)	(16)
Unbenefited losses	5,869	3,697	104
Other	5	36	19

Income tax provision	$128	$83	$—

        At June 30, 2002, the Company has net operating loss carryforwards of approximately $150.4 million available to reduce federal taxable income that expire in 2003 through 2022 and $45.6 million available to reduce state taxable income that expire in 2003 through 2007. Of the total $150.4 million federal net operating loss carryforwards and $45.6 million state net operating loss carryforwards, $667,000 of net operating loss carryforwards relates to the exercise of stock options. The tax benefit of this amount will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $8.8 million available to offset federal and state income taxes, which expire beginning in 2003. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

F.    Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2002 and 2001 are as follows (in thousands):

	June 30,
	2002	2001
Net operating loss carryforwards	$54,007	$48,210
Research and development tax credit carryforwards	7,667	6,708
Capitalized research costs	1,389	1,630
Property and other intangible assets	2,481	2,445
Deferred revenue	5,384	5,073
Other liabilities	1,410	1,235

Total deferred tax assets	72,338	65,301
Valuation allowance	(72,338)	(65,301)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $7.0 million during 2002 due primarily to the increase in net operating loss carryforwards related to the Company's net loss offset by write-offs of expiring federal and state net operating loss carryforwards and research and development credits.

G.    Capital Stock

Common and Preferred Stock

        In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock (Series A Stock), with a stated value of $1,000 per share. Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends in cash, or at the Company's option, shares of the Company's common stock, in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of common stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $2.50 (subject to certain restrictions) and (ii) 85% of the average of the closing bid price of the common stock for the five days prior to conversion. In addition, holders of Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of common stock issued on conversion. On January 5, 1998, the remaining 1,100 unconverted shares of the Series A Stock plus accrued dividends thereon were converted into 1,347,491 shares of the Company's common stock. In connection with the Series A Stock conversions, warrants to purchase 1,338,117 shares of common stock were issued. The warrants were issued with an exercise price of $4.00 per share and expired at various dates during 2002 and 2003. The warrants were valued at $623,000 and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series A Stock. The warrant agreements contain anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder may purchase 1,347,811 shares of common stock at exercise prices ranging from $3.95 to $4.00 per share. The warrants expire at various dates in fiscal year 2003. All warrants remain exercisable and outstanding at June 30, 2002.

        Also in October 1996, the Company sold 3,000 shares of its Series B Convertible Preferred Stock (Series B Stock). As of February 4, 1997, all 3,000 shares of Series B Stock plus accrued dividends thereon had been converted into 1,384,823 shares of the Company's common stock. In connection with the issuance of the Series B Stock, warrants to purchase 500,000 shares of the Company's common stock were also issued at exercise prices ranging from $3.68 to $5.49. These warrants were valued at $618,900 and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series B Stock. During the year ended June 30, 2002, the warrant holders exercised their rights to acquire 21,862 shares of common stock. During the years ended June 30, 2001 and 2000 the warrant holders exercised their rights to acquire 234,069 and 244,069 shares of common stock, respectively. At June 30, 2002, none of these warrants remain outstanding.

        In January 1997, the Company sold $3.0 million of its Series C Convertible Preferred Stock (Series C Stock) in connection with the October 1996 Private Placement (the October 1996 Private Placement) to an institutional investor. Each share of Series C Stock was convertible into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $2.61 and (ii) 85% of the market price of the Company's common stock at the time of conversion. On August 1, 1997, the remaining 700 unconverted shares of the Series C Stock plus accrued dividends thereon were converted into 701,180 shares of the Company's common stock. In connection with all Series C Stock, warrants to purchase 1,147,754 shares of common stock were issued to the investor at an exercise price of $2.31 per share. The $1.2 million value of these warrants was accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series C Stock. During the years ended June 30, 2002 and 2000, the warrant holders exercised their rights to acquire 50,186 and 1,097,568 shares of common stock, respectively. At June 30, 2002, none of these warrants remain outstanding.

        In June 1997, the Company sold $1.0 million of its Series D Convertible Preferred Stock (Series D Stock) in connection with a financing agreement that was entered into in October 1996. The Series D Stock was convertible at any time into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $1.44 and (ii) 85% of the market price of the Company's common stock at the time of conversion. As of December 31, 1997, all 1,000 shares of Series D Stock and accumulated dividends thereon had been converted into 1,001,387 shares of common stock. In addition, the investor received warrants to purchase 454,545 shares of the Company's common stock at an exercise price of $1.94 per share. The value of these warrants, $278,000, was determined at the time of issuance of the convertible securities and was accounted for as non-cash dividends on convertible preferred stock at that time. During the year ended June 30, 2001 and 2000, the warrant holders exercised their rights to acquire 27,273 and 427,272 shares of common stock, respectively. At June 30, 2002, none of these warrants remain outstanding.

        In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem Pharma, Inc. (BioChem Pharma). As part of the agreement, BioChem Pharma received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount invested in ATI by BioChem Pharma during the three-year research term. These warrants are exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen common stock determined by dividing $11.1 million by the average closing price per share of the ImmunoGen common stock, as reported by Nasdaq, for the five days preceding the exercise of the warrant, subject to certain limitations. In April 2000, the last quarterly investment of $843,000 was received and warrants corresponding to that amount were issued. Until July 31, 2000, proceeds from this investment were restricted to fund the ongoing ATI research collaboration. After that date, all residual proceeds represented unrestricted assets of ATI. As further discussed in Note J, on July 29, 2002, these warrants were exercised.

        On September 5, 2000, the Company entered into a collaboration agreement with Abgenix, Inc. of Fremont, California. The agreement provides Abgenix with access to ImmunoGen's maytansinoid TAP technology for use with Abgenix's fully human antibodies generated with Abgenix's XenoMouse technology. ImmunoGen received $5.0 million in technology access fee payments and is entitled to potential milestone payments, and royalties on net sales of any resulting products. In addition, on September 7, 2000 Abgenix purchased $15.0 million of ImmunoGen Common Stock at $19.00 per share.

        In November 2000, the Company completed a public offering of 4.0 million shares of Common Stock at $33.00 per share. Proceeds to the Company were $124.8 million, net of offering costs of $7.2 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including research and development.

        In February 1999, as part of the exclusive license agreement with GlaxoSmithKline, at ImmunoGen's option, GlaxoSmithKline agreed to purchase up to $5.0 million of ImmunoGen Common Stock over the next two years, subject to certain conditions. As of June 30, 2002, GlaxoSmithKline had purchased, pursuant to the Company's put option, 1,023,039 shares of ImmunoGen Common Stock for $2.5 million.

        In November 2001, the Company's shareholders approved an increase in the amount of authorized common stock from 50,000,000 to 75,000,000 shares.

        As discussed further in Note H, the Company issued 189,498 restricted shares of the Company's common stock to settle an existing claim in March 2002.

Warrants

        In addition to the warrants discussed in this footnote, subheading Common and Preferred Stock, the Company issued warrants to purchase 509,000 and 500,000 shares of Common Stock at exercise prices of $4.00 and $6.00 per share, respectively, in connection with a private placement of the Company's convertible debentures in March 1996. The warrant agreements contained anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder may purchase 568,715 and 558,659 shares of common stock at exercise prices of $3.58 and $5.37 per share, respectively. In September 2001, the warrant holders exercised their right to acquire all 1,127,374 shares of common stock. Additionally, the Company issued the holder a warrant, expiring in November 2005, to acquire 340,000 shares of common stock at an exercise price of $38.00 per share. The warrant remains outstanding as of June 30, 2002.

        In connection with ImmunoGen's March 1996 convertible debt offering, the Company issued warrants to purchase 250,000 shares of the Company's Common Stock to a third party as a finder's fee. The warrants have an exercise price of $3.11. During the year ended June 30, 2002, 2001, and 2000 the warrant holder exercised its right to acquire 80,000, 120,000 and 50,000 shares of common stock, respectively. At June 30, 2002, none of these warrants remain outstanding.

Common Stock Reserved

        At June 30, 2002 7,841,279 shares of authorized common stock have been reserved for the future issuance of shares under the Company's Restated Stock Option Plan, 2001 Non-Employee Director Stock Plan and for all outstanding warrants.

Stock Options

        Under the Company's Restated Stock Option Plan, or the Plan, originally adopted by the Board of Directors on February 13, 1986, and subsequently amended and restated, employees, consultants and directors may be granted options to purchase shares of common stock of the Company. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. In November 2001 the shareholders approved an amendment to the Plan to increase the total number of shares reserved for the grant of options by 2.5 million to 7.35 million shares of common stock. In addition to options granted under the Plan, the Board previously approved the granting of other non-qualified options. Information related to stock option activity under the Plan and outside of the Plan during fiscal years 2000, 2001 and 2002 is as follows:

	Options issued under the Plan		Non-qualified options issued outside of the Plan
	Shares	Average Price per Share	Shares	Average Price per Share
Outstanding at June 30, 1999	2,809,149	$2.65	20,000	$7.69

Granted	596,200	7.27	—	—
Exercised	131,567	1.67	—	—
Canceled	61,774	4.92	—	—

Outstanding at June 30, 2000	3,212,008	3.50	20,000	7.69

Granted	1,051,300	19.89	12,500	14.49
Exercised	303,928	2.47	10,000	3.38
Canceled	100,999	10.86	—	—

Outstanding at June 30, 2001	3,858,381	7.85	22,500	13.38

Granted	713,700	5.95	—	—
Exercised	137,836	2.88	12,500	14.49
Canceled	84,046	16.40	—	—

Outstanding at June 30, 2002	4,350,199	$7.53	10,000	$12.00

        The following table summarizes aggregate information about total stock options outstanding under the Plan and outside the Plan at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.84 - 1.31	886,968	5.38	$0.99	886,968	$0.99
1.38 - 2.50	1,026,434	5.15	2.17	988,734	2.16
2.53 - 6.78	1,154,015	7.92	5.33	458,098	6.44
7.25 - 20.75	1,254,282	7.88	18.01	456,798	17.25
23.94 - 39.13	38,500	8.44	27.23	9,625	27.23

	4,360,199			2,800,223

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2002, 2001 and 2000:

	Outstanding	Average Price Per Share	Exercisable	Average Price Per Share
June 30, 2002	4,360,199	$7.54	2,800,223	$5.04
June 30, 2001	3,880,881	7.85	2,317,189	3.15
June 30, 2000	3,232,008	3.50	1,863,312	3.12

        The Company applies APB 25 and related interpretations in accounting for its Plan. Accordingly, no compensation expense is generally recognized for its stock-based compensation plans. However, in April 2000, 52,916 options previously granted to a terminating officer were modified to accelerate their vesting and, accordingly, the Company charged $350,000 to compensation expense representing the difference between the exercise price and the fair value of the stock at the acceleration date. In 2001, the Company also recorded $43,000 of compensation expense related to a terminating employee and $37,000 in connection with variable stock option grants.

        Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's basic and diluted net loss per common share for the years ended June 30, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

	Year Ended June 30,
	2002	2001	2000
Pro forma net loss	$(20,662,807)	$(18,817,066)	$(1,378,740)

Pro forma basic and diluted net loss per common share	$(0.52)	$(0.51)	$(0.05)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2002	2001	2000
Dividend	None	None	None
Volatility	100.56%	97.00%	107.00%
Risk-free interest rate	4.33%	5.00%	6.72%
Expected life (years)	5.5	5.5	5.5

        Using the Black-Scholes option-pricing model, the fair value of options granted during fiscal 2002, 2001 and 2000 was $4.69, $16.12 and $6.00, respectively.

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

2001 Non-Employee Director Stock Plan

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the Director Plan and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company's common stock on the date of grant. The Director Plan is administered by the Board of Directors which is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted.

        During the year ended June 30, 2002, the Company recorded $36,000 in compensation expense related to the issuance of 3,134 stock units and 3,132 shares of common stock. The value of the stock units is adjusted to market value at each period date.

H.    COMMITMENTS AND CONTINGENCIES

Leases

        At June 30, 2002, the Company leases facilities in Norwood and Cambridge, Massachusetts. In fiscal year 2001, the Company amended its lease on the Norwood facility, extending the lease term to June 30, 2008. The Cambridge facility was subject to a sublease agreement, which expired in April 2000. Total net receipts under the sublease agreement, which were credited to rent expense, were approximately $3.4 million through April 2000, of which approximately $707,000 was received by the Company in fiscal 2000. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense, net of the above mentioned subleased income, was approximately $737,000, $635,000 and $318,000 during fiscal years 2002, 2001 and 2000, respectively.

        The minimum rental commitments, including real estate taxes and other expenses, for the next five years under the non-cancelable operating lease agreements are as follows:

2003	$1,286,261
2004	2,405,512
2005	2,405,512
2006	2,405,512
2007	2,405,512
Thereafter	1,948,150

Total minimum lease payments	$12,856,459

Litigation

        In December 1995, the Company entered into an agreement with a third party whereby the third party agreed to identify and introduce potential financing sources to the Company in exchange for cash and warrants upon the successful completion of a financing. During the fiscal years ended June 30, 1996 and 1998, the Company issued stock, warrants and cash to the third party relating to certain financings. On November 13, 2001, the Company received a claim asserting that, as a result of certain warrant exercises, the Company owed additional compensation to the third party. The Company settled the claim in March 2002 and issued 189,498 restricted shares of the Company's Common Stock in satisfaction of any and all current and future claims against the Company. The value of the settlement, $2.1 million, was based upon the closing stock price, as reported on Nasdaq, at the date of issuance. The settlement is reflected as a reduction in Additional Paid-in Capital in the accompanying balance sheet and did not result in a charge to the Company's statement of operations.

I.    EMPLOYEE BENEFIT PLANS

        Effective September 1, 1990, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 60% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 2002, 2001 and 2000, the Company's contributions to the 401(k) Plan amounted to approximately $60,000, $47,500, and $41,075, respectively.

J.    SUBSEQUENT EVENTS

        In July 1997, the Company's majority-owned subsidiary, Apoptosis Technology, Inc. (ATI), entered into a collaboration agreement with BioChem Pharma. As previously disclosed in ImmunoGen's annual reports on Form 10-K, as part of the agreement, BioChem Pharma received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount BioChem Pharma invested in ATI during the three-year research term. On July 29, 2002, Shire Biochem, Inc. (Shire), as successor in interest to BioChem Pharma, delivered to ImmunoGen a notice of exercise of warrants to acquire the number of shares of ImmunoGen common stock equal to $11.1 million divided by the average of the closing price per share, as reported by Nasdaq, for the five days preceding the exercise of such warrants. As provided by the terms of the warrants, Shire delivered 11,125 shares of ATI in lieu of cash to exercise the warrants. ImmunoGen will issue to Shire 4,096,098 shares of restricted ImmunoGen common stock. Shire has also requested pursuant to the Registration Agreement dated July 31, 1997 between the two parties that ImmunoGen register the shares of common stock issued upon the exercise of the warrants.

        On July 23, 2002 the Company executed a sublease on approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. The 148 Sidney Street sublease expires on October 31, 2010. The minimum rental commitments under the sublease agreement are $416,000, $624,000, $624,000, $624,000, $644,000 for each year in the five year period ending June 30, 2007, respectively, and $2.2 million in total for the remainder of the lease term.

        On August 27, 2002, the Company announced that, effective immediately, its Board of Directors has authorized the repurchase of up to 4.1 million shares of the Company's common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of September 13, 2002, the Company had repurchased 375,400 shares of its common stock at a total cost of $1.3 million.

        In March 2002, the Company settled a claim with a third party and its principals (together, the "Settling Parties") relating to compensation for the provision of services. The settlement of the claim included the issuance of restricted shares of the Company's common stock (the "Settlement Proceeds") in favor of the settling parties. The Settling Parties have recently alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds. Attorneys for the Settling Parties have notified the Company that they intend to file a complaint with respect to this matter in the United States District Court for the District of Massachusetts if the issue is not settled. The Company is currently assessing the validity of the claims. The Company completely denies the allegations and will seek declaratory relief should the claims be pursued. Accordingly, no adjustment has been made to the financial statements for the fiscal year ended June 30, 2002.

K.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The quarterly information for the four quarters of 2001 reflects the quarters as previously reported prior to the adoption of SAB 101 and as adjusted for the retroactive adoption of SAB 101 to July 1, 2000, as noted in the column headings.

	Fiscal Year 2002
	First Quarter Ended September 30, 2001	Second Quarter Ended December 31, 2001	Third Quarter Ended March 31, 2002	Fourth Quarter Ended June 30, 2002
Revenues:
Revenue earned under collaboration agreements	$396,617	$388,816	$459,941	$471,336
Clinical materials reimbursement	934,561	840,855	601,777	1,135,387
Development fees	94,723	314,742	148,616	95,532

Total revenues	1,425,901	1,544,413	1,210,334	1,702,255
Expenses:
Cost of clinical materials reimbursed	934,561	840,855	556,677	1,008,888
Research and development	2,503,556	3,015,212	7,173,051	5,002,212
General and administrative	1,198,575	1,242,262	1,576,469	1,386,061

Total expenses	4,636,692	5,098,329	9,306,197	7,397,161
Net loss from operations	(3,210,791)	(3,553,916)	(8,095,863)	(5,694,906)
Loss on the sale of assets	—	200	—	—
Interest income, net	1,644,937	1,295,868	1,084,386	1,030,625
Realized gains on investments	8,473	555,289	170,277	210,676
Other income	26,670	3,307	1,332	21,409

Net loss before income tax expense	(1,530,711)	(1,699,252)	(6,839,868)	(4,432,196)
Income tax expense	61,812	33,000	33,000	—

Net loss	$(1,592,523)	$(1,732,252)	$(6,872,868)	$(4,432,196)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.17)	$(0.11)

	Fiscal Year 2001
	First Quarter Ended September 30, 2000		Second Quarter Ended December 31, 2000		Third Quarter Ended March 31, 2001		Fourth Quarter Ended June 30, 2001
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported
Revenues:
Revenue earned under collaboration agreements	$1,759,000	$2,213,162	$526,000	$614,750	$155,411	$429,870	$387,716
Clinical materials reimbursement	—	—	—	—	561,615	561,615	35,435
Development fees	—	—	100,069	100,069	35,164	35,164	101,582

Total revenues	1,759,000	2,213,162	626,069	714,819	752,190	1,026,649	524,733
Expenses:
Cost of clinical materials reimbursed	—	—	—	—	561,615	561,615	35,435
Research and development	3,568,933	3,568,933	3,619,171	3,619,171	3,739,396	3,739,396	4,285,664
General and administrative	853,909	853,909	1,047,265	1,047,265	1,179,697	1,179,697	1,400,931

Total expenses	4,422,842	4,422,842	4,666,436	4,666,436	5,480,708	5,480,708	5,722,030
Net loss from operations	(2,663,842)	(2,209,680)	(4,040,367)	(3,951,617)	(4,728,518)	(4,454,059)	(5,197,297)
Loss on the sale of assets	(1,900)	(1,900)	—	—	—	—	—
Interest income, net	213,601	213,601	1,242,923	1,242,923	2,583,606	2,583,606	1,834,845
Realized gains on investments	—	—	—	—	92,582	92,582	40,184
Other income	19,349	19,349	248,706	248,706	20,226	20,226	44,927

Net loss before income tax expense and cumulative effect of change in accounting principle	(2,432,792)	(1,978,630)	(2,548,738)	(2,459,988)	(2,032,104)	(1,757,645)	(3,277,341)
Income tax expense	—	—	55,000	55,000	27,600	27,600	—

Net loss before cumulative effect of change in accounting principle	(2,432,792)	(1,978,630)	(2,603,738)	(2,514,988)	(2,059,704)	(1,785,245)	(3,277,341)

Cumulative effect of change in accounting principle	—	(5,734,478)	—	—	—	—	—

Net loss	$(2,432,792)	$(7,713,108)	$(2,603,738)	$(2,514,988)	$(2,059,704)	$(1,785,245)	$(3,277,341)

Basic and diluted net loss per common share	$(0.07)	$(0.23)	$(0.07)	$(0.07)	$(0.05)	$(0.05)	$(0.09)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information reported in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001 is hereby incorporated by reference.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

        The section entitled "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 12, 2002, is hereby incorporated by reference.

Executive Officers

        The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

Name	Age	Positions with the Company
Mitchel Sayare, Ph.D.	54	Chairman of the Board of Directors, Chief Executive Officer and President
Walter A. Blattler, Ph.D.	53	Executive Vice President, Science and Technology
Gregg D. Beloff	34	Vice President and Chief Financial Officer
John M. Lambert, Ph.D.	51	Senior Vice President, Research and Development
Pauline Jen Ryan	35	Vice President, Business Development
Virginia A. Lavery	38	Senior Corporate Controller and Treasurer

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

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders are hereby incorporated by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

        Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards at June 30, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,365,563	$7.54	1,787,905
Equity compensation plans not approved by security holders	—	—	—
Total	4,365,563	$7.54	1,787,905

(1)
These plans consist of the Restated Stock Option Plan and the 2001 Non-Employee Director Stock Plan.

Item 13.    Certain Relationships and Related Transactions

        The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

          (1)  See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

          (2)  The following schedule is filed as part of this Form 10-K:

          Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2002, 2001 and 2000.

          (3)  Exhibits

Exhibit No.	Description
(3.1)	Restated Articles of Organization(1)
(3.2)	Articles of Amendment to Restated Articles of Organization(24)
(3.3)	By-Laws, as amended(2)
(4.1)	Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)	Form of Common Stock Certificate(7)
(10.1)
Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(5)
(10.2)	Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(5)
(10.3)x	Restated Stock Option Plan(26)
(10.4)x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(5)
(10.5)	Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
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
(10.36)	Registration Agreement among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997(4)
(10.37)	Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.(4)
(10.38)	Warrant Certificate dated December 1, 1997 issued to Capital Ventures International(4)
(10.39)	Warrant Certificate dated December 5, 1997 issued to Capital Ventures International(4)
(10.40)	Warrant Certificate dated January 5, 1998 issued to Capital Ventures International(4)
(10.41)	Warrant Certificate dated January 5, 1998 issued to BioChem Pharma Inc.(4)
(10.42)	First Amendment to Stock Purchase Agreement dated as of March 18, 1998 by and among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.*(17)
(10.43)	License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(19)
(10.44)	License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(18)
(10.45)	Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(18)
(10.46)	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)
(10.47)	Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)
(10.48)	Development,Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(20)
(10.49)	Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(21)
(10.50)	Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company*(22)

(10.51)	Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company*(22)
(10.52)	Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001*(23)
(10.53)	Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001*(23)
(10.54)	Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(24)
(10.55)x	2001 Non-Employee Director Stock Plan(25)
(21)	Subsidiaries of the Registrant, filed herewith
(23)	Consent of Ernst & Young LLP, filed herewith
(24)	Consent of PricewaterhouseCoopers LLP, filed herewith

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

(24)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(25)
Previously filed as exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75374

(26)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75372

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

IMMUNOGEN, INC.
	By:	/s/ MITCHEL SAYARE Mitchel Sayare Chairman of the Board and Chief Executive Officer
Dated: September 19, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE Mitchel Sayare	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive)	September 19, 2002
/s/ WALTER A. BLÄTTLER Walter A. Blättler	Executive Vice President, Science and Technology, and Director	September 19, 2002
/s/ GREGG D. BELOFF Gregg D. Beloff	Vice President and Chief Financial Officer	September 19, 2002
/s/ DAVID W. CARTER David W. Carter	Director	September 19, 2002
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	September 19, 2002
/s/ STUART F. FEINER Stuart F. Feiner	Director	September 19, 2002
/s/ MARK B. SKALETSKY Mark B. Skaletsky	Director	September 19, 2002

CERTIFICATIONS

I, Mitchel Sayare, certify that:

1.
I have reviewed this annual report on Form 10-K of ImmunoGen, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

Mitchel Sayare
Chairman of the Board of Directors,
Chief Executive Officer and President

I, Gregg D. Beloff, certify that:

1.
I have reviewed this annual report on Form 10-K of ImmunoGen, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

Gregg D. Beloff
Vice President and Chief Financial Officer

IMMUNOGEN, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A — DESCRIPTION	COLUMN B	COLUMN C — ADDITIONS		COLUMN D	COLUMN E
Inventory Reserves	Balance At Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Inventory Write Off	End of Period
Year End June 30, 2002	—	1,986,239	—	(1,725,301)	260,938
Year End June 30, 2001	—	—	—	—	—
Year End June 30, 2000	—	—	—	—	—
Prepaid and Other Current Asset Reserves
Year End June 30, 2002	—	492,361	—	—	492,361
Year End June 30, 2001	—	—	—	—	—
Year End June 30, 2000	—	—	—	—	—

S-II

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Organization(1)
(3.2)	Articles of Amendment to Restated Articles of Organization(24)
(3.3)	By-Laws, as amended(2)
(4.1)	Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)	Form of Common Stock Certificate(7)
(10.1)	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(5)
(10.2)	Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(5)
(10.3)x	Restated Stock Option Plan(26)
(10.4)x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(5)
(10.5)	Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(7)
(10.7)	First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(8)
(10.8)	Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994(9)
(10.10)	Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(6)
(10.11)	Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(10)
(10.12)	Capital Lease Agreement dated March 31, 1994 by and between the Registrant and Aberlyn Capital Management Limited Partnership(9)
(10.13)	Sublease dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(11)
(10.14)	Equipment Use and Services Agreement dated as of August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(11)
(10.15)	Consent to Sublease and Agreement dated as of August 31, 1995 by and between Massachusetts Institute of Technology, as lessor, the Registrant, as sublessor, and Astra Research Center Boston, Inc., as sublessee(11)
(10.16)	Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(12)
(10.17)	Securities Purchase Agreement, including the Form of Convertible Debenture and The Form of Stock Purchase Warrant, dated as of March 15, 1996 by and among the Registrant and Capital Ventures International(12)
(10.18)	Registration Rights Agreement dated as of March 15, 1996 by and among the Registrant and Capital Ventures International(12)
(10.19)	Letter Agreement dated as of March 21, 1996 by and among the Registrant and Capital Ventures International regarding the Securities Purchase Agreement dated as of March 15, 1996(12)

(10.20)	Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(13)
(10.21)	First Amendment to Sublease dated August 31, 1995 by and between the Registrant, as landlord, and Astra Research Center Boston, Inc., as tenant(14)
(10.22)	Convertible Debenture, dated as of June 28, 1996, by and among the Registrant and The Dana-Farber Cancer Institute, Inc.(15)
(10.23)	Form of Warrant issued by the Registrant to LBC Capital Resources, Inc.(15)
(10.24)	Research Collaboration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and BioChem Therapeutic Inc.*(3)
(10.25)	License Agreement dated July 31, 1997 between Apoptosis Technology, Inc., BioChem Pharma Inc., Tanaud Holdings (Barbados) Ltd. and Tanaud L.L.C.*(3)
(10.26)	Stock Purchase Agreement dated July 31, 1997 by and among Apoptosis Technology, Inc., BioChem Pharma (International) Inc., and the Registrant*(3)
(10.27)	Registration Agreement dated July 31, 1997 between the Registrant and BioChem Pharma (International) Inc.(3)
(10.28)	Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.29)	Form of Warrant issued by the Registrant to BioChem Pharma (International) Inc.(3)
(10.30)	Warrant Certificate dated September 16, 1997 issued to Southbrook International Investments, Ltd.(16)
(10.31)	Warrant Certificate dated July 31, 1997 issued to Capital Ventures International(16)
(10.32)	Warrant Certificate dated August 1, 1997 issued to Capital Ventures International(16)
(10.33)	Warrant Certificate dated August 21, 1997 issued to Capital Ventures International(16)
(10.34)	Warrant Certificate dated October 6, 1997 issued to BioChem Pharma (International)(16)
(10.35)	Series E Convertible Preferred Stock Purchase Agreement by and among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997*(4)
(10.36)	Registration Agreement among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C. dated December 10, 1997(4)
(10.37)	Form of Warrant Certificate issued by the Registrant to Biotechnology Venture Partners, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.(4)
(10.38)	Warrant Certificate dated December 1, 1997 issued to Capital Ventures International(4)
(10.39)	Warrant Certificate dated December 5, 1997 issued to Capital Ventures International(4)
(10.40)	Warrant Certificate dated January 5, 1998 issued to Capital Ventures International(4)
(10.41)	Warrant Certificate dated January 5, 1998 issued to BioChem Pharma Inc.(4)
(10.42)	First Amendment to Stock Purchase Agreement dated as of March 18, 1998 by and among ImmunoGen, Inc., Biotechnology Venture Partners, L.P., Biotechnology Value Fund, Ltd. and Investment 10, L.L.C.*(17)
(10.43)	License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(19)
(10.44)	License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(18)
(10.45)	Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(18)
(10.46)	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)
(10.47)	Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(20)
(10.48)	Development,Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(20)

(10.49)	Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG*(21)
(10.50)	Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company*(22)
(10.51)	Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company*(22)
(10.52)	Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001*(23)
(10.53)	Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001*(23)
(10.54)	Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(24) 12/31/01
(10.55)x	2001 Non-Employee Director Stock Plan(25)
(21)	Subsidiaries of the Registrant, filed herewith
(23)	Consent of Ernst & Young LLP, filed herewith
(24)	Consent of PricewaterhouseCoopers LLP, filed herewith

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

(24)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(25)
Previously filed as exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75374.

(26)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75372.

(x)
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

(*)
The Registrant has filed a confidential treatment request with the Commission with respect to this document.

QuickLinks

PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
IMMUNOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS