Form 10-Q/A
period 2001-12-31
IMMUNOGEN INC
filed 2003-01-14
CIK 855654

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

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

AMENDMENT TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

        The amendment to the Form 10-Q for the quarterly period ended December 31, 2001 for ImmunoGen, Inc. is being filed solely for the purpose of revising Note B to Item 1.d. and Exhibit 10.1.

IMMUNOGEN, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements:	3
a.	Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001	3
b.	Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000	4
c.	Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000	5
d.	Notes to Consolidated Financial Statements	6
PART II.	OTHER INFORMATION	10
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURES		11
CERTIFICATIONS		12

IMMUNOGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,844,875	$14,822,519
Marketable securities	137,223,913	79,673,934
Accounts receivable	846,173	—
Earned and unbilled revenue	378,909	693,835
Inventory	4,542,803	2,160,996
Prepaid and other current assets	1,864,899	2,224,387

Total current assets	158,701,572	99,575,671
Long term marketable securities	—	56,303,267
Property and equipment, net	4,767,950	3,238,082
Other assets	43,700	43,700

Total assets	$163,513,222	$159,160,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,461,188	$842,927
Accrued compensation	1,216,130	703,036
Other current accrued liabilities	4,572,086	2,245,874
Current portion of capital lease obligations	2,820	8,137
Current portion of deferred revenue	1,804,201	1,560,865

Total current liabilities	9,056,425	5,360,839
Deferred revenue, net of current portion	11,444,347	11,353,115
Other long term liabilities	6,000	—

Total liabilities	20,506,772	16,713,954
Stockholders' equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 39,768,876 shares and 38,535,402 shares as of December 31, 2001 and June 30, 2001, respectively	397,689	385,354
Additional paid-in capital	314,472,119	310,971,161
Accumulated deficit	(172,571,382)	(169,246,607)
Accumulated other comprehensive income	708,024	336,858

Total stockholders' equity	143,006,450	142,446,766

Total liabilities and stockholders' equity	$163,513,222	$159,160,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(Restated, See Note A)		(Restated, See Note A)
Revenues:
Revenue earned under collaboration agreements	$388,816	$614,750	$785,433	$2,827,912
Clinical materials reimbursement	840,855	—	1,775,416	—
Development fees	314,742	100,069	409,465	100,069

Total revenues	1,544,413	714,819	2,970,314	2,927,981
Expenses:
Cost of clinical materials reimbursed	840,855	—	1,775,416	—
Research and development	3,015,212	3,619,171	5,518,768	7,188,104
General and administrative	1,242,262	1,047,265	2,440,837	1,901,174

Total expenses	5,098,329	4,666,436	9,735,021	9,089,278

Loss from operations	(3,553,916)	(3,951,617)	(6,764,707)	(6,161,297)
Gain/(loss) on sale of assets	200	—	200	(1,900)
Interest income, net	1,295,868	1,242,923	2,940,805	1,456,524
Realized gains on investments	555,289	—	563,762	—
Other income	3,307	248,706	29,977	268,055

Loss before income tax expense and cumulative effect of change in accounting principle	(1,699,252)	(2,459,988)	(3,229,963)	(4,438,618)
Income tax expense	33,000	55,000	94,812	55,000

Loss before cumulative effect of change in accounting principle	(1,732,252)	(2,514,988)	(3,324,775)	(4,493,618)
Cumulative effect of change in accounting principle	—	—	—	(5,734,478)

Net loss	$(1,732,252)	$(2,514,988)	$(3,324,775)	$(10,228,096)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.07)	$(0. 08)	$(0.13)
Cumulative effect of change in accounting principle	—	—	—	$(0.16)

Net loss	$(0.04)	$(0.07)	$(0.08)	$(0.29)

Basic and diluted average common shares outstanding	39,730,478	36,408,516	39,270,213	34,854,392

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,324,775)	$(10,228,096)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of change in accounting principle	—	5,734,478
Depreciation and amortization	474,776	255,467
Realized gain on sale of marketable securities	(563,762)	—
(Gain)/loss on sale of property and equipment	(200)	1,900
Compensation for stock and stock units	12,000	—
Changes in operating assets and liabilities:
Due from related parties	—	30,078
Accounts receivable	(846,173)	—
Earned and unbilled revenue	314,926	—
Inventory	(2,381,807)	—
Prepaid and other current assets	359,488	107,372
Accounts payable	(347,697)	(270,496)
Accrued compensation	513,094	(32,916)
Deferred revenue	334,568	4,172,088
Other current accrued liabilities	237,986	255,650

Net cash provided by (used for) operating activities	(5,217,576)	25,525
Cash flows from investing activities:
Purchases of marketable securities, net	(311,784)	(126,170,835)
Capital expenditures	(1,038,686)	(1,401,005)
Proceeds from sale of property and equipment	200	7,500

Net cash used for investing activities	(1,350,270)	(127,564,340)
Cash flows from financing activities:
Proceeds from warrants exercised, net	5,096,010	1,710,548
Proceeds from stock options exercised, net	499,509	704,359
Principal payments on capital lease obligations	(5,317)	(31,395)
Proceeds from common stock issuance, net	—	139,784,354

Net cash provided by financing activities	5,590,202	142,167,866

Net change in cash and cash equivalents	(977,644)	14,629,051
Cash and cash equivalents, beginning balance	14,822,519	1,408,908

Cash and cash equivalents, ending balance	$13,844,875	$16,037,959

Supplemental disclosures:
Cash paid for taxes	$66,912	$55,000

Non cash activities:
Accrued financing fees	$2,088,226	$—

Capital expenditures included in accounts payable	$965,958	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements at December 31, 2001 and June 30, 2001 and for the three-month and six-month periods ended December 31, 2001 and 2000 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's financial position in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

        Effective July 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, up-front license payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. The cumulative effect of the change in accounting principle on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss for the six months ended December 31, 2000. Results for the three and six months ended December 31, 2000 have been restated for the retroactive adoption of SAB 101. Included in revenue for each of the three-month and six-month periods ended December 31, 2001 and 2000 is $219,000 and $438,000, respectively, of revenue that was recognized in prior years, before the Company's adoption of SAB 101, and included in the cumulative effect of change in accounting principle.

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

Computation of Net Loss Per Common Share

        Basic and diluted net earnings/loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of stock options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 3,874,294 and 5,329,604 for the three months ended December 31, 2001 and 2000, respectively, and 3,870,987 and 5,102,868 for the six months ended December 31, 2001 and 2000, respectively. Common stock equivalents have not been included in the net loss per share calculations for the three- and six-month periods ended December 31, 2001 and 2000 because their effect is anti-dilutive.

Comprehensive Loss

        The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For the three-month and six-month periods ended December 31, 2001, total comprehensive loss equaled $2,279,006 and $2,953,609, respectively. For the three and six months ended December 31, 2000, total comprehensive loss equaled $2,164,669 and $9,896,051, respectively. Comprehensive loss was comprised entirely of net loss and net unrealized losses recognized on available-for-sale debt securities.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation.

B.    Agreements

        In November 2001, the Company and Boehringer Ingelheim International GmbH, (BI), of Ingelheim, Germany entered into a collaboration to develop a new product combining the Company's maytansinoid TAP technology with a BI antibody. Under the terms of the agreement, the Company received an up-front payment and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million, in potential payments upon BI's achievement of certain milestones in addition to royalty payments on future product sales, if and when they commence. The up-front fee was received in December 2001 and will be recognized ratably over the Company's period of involvement during development. BI is responsible for the manufacturing, product development and marketing of any products resulting from the collaboration. The Company will be reimbursed for any preclinical and initial clinical materials that it manufactures under the agreement.

C.    Capital Stock

        At December 31, 2001, excluding the warrants issued to BioChem Pharma, Inc., discussed below, warrants to acquire 1,828,928 shares of common stock remained outstanding at exercise prices ranging from $2.31 to $38.00. These warrants were originally issued in connection with the Company's March 1996 private placement of convertible debt, the private placements of the Company's Series A, Series B and Series C preferred stock and a warrant issued in connection with the Company's November 2000 public offering in satisfaction of anti-dilution provisions of certain warrants then outstanding.

        As part of the BioChem agreement, BioChem received warrants to purchase shares of ImmunoGen common stock equal to the amount invested in ATI during the three-year research term. Beginning July 31, 2000, these warrants became exercisable for a number of shares of ImmunoGen common stock determined by dividing $11.1 million, the amount of BioChem's investment in ATI, by the market price of ImmunoGen common stock on the exercise date, subject to certain limitations imposed by the Nasdaq Stock Market rules, which limit the sale or issuance by an issuer of certain securities at a price less than the greater of book or market value of such securities. Consequently, BioChem's ability to convert all of its ImmunoGen warrants into ImmunoGen common stock is limited to a total of 20% of the number of shares of ImmunoGen's common stock outstanding on the date of the initial transaction if the conversion price is less than the market price of ImmunoGen common stock on that date, unless stockholder approval for such conversion is obtained, if required, or unless the Company has obtained a waiver of that requirement. The exercise price is payable in cash or shares of ATI's preferred stock, at BioChem's option. The warrants are expected to be exercised only in the event that the shares of ATI common stock do not become publicly traded. ImmunoGen expects that BioChem will use its shares of ATI preferred stock, in lieu of cash, to exercise the warrants.

        In September 2001, a holder of warrants originally issued in connection with the March 1996 private placement of the Company's convertible debentures and subsequently adjusted, pursuant to the anti-dilution provisions of the warrants, in connection with the Company's November 2000 public offering of common stock, exercised its right to acquire 1,127,374 shares of common stock at prices ranging between $3.58 and $5.37 per share. Proceeds from these warrant exercises will be used to fund current operations.

        In October 2001, a holder of warrants originally issued in connection with a private placement of the Company's Series B convertible preferred stock exercised its right to acquire 10,931 shares of common stock at $5.49 per share. Proceeds from this warrant exercise will be used to fund current operations.

        In November 2001, the Company's shareholders approved an increase in the amount of the authorized common stock from 50,000,000 to 75,000,000 shares and an amendment to the Company's

Restated Stock Option Plan to increase the total number of shares reserved for the grant of options by 2,500,000 to 7,350,000 shares of common stock.

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan (the Director Plan) and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and the election of Non-Employee Directors to have all or a portion of their awards in the form of cash, stock or stock units. All stock or stock units issued pursuant to the Director Plan are immediately vested. The Director Plan is administered by the Board of Directors who is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted.

        During the six-month period ended December 31, 2001, holders of options issued under the Company's Restated Stock Option Plan exercised their rights to acquire an aggregate of 95,169 shares of common stock at prices ranging from $0.84 per share to $15.88 per share. The total proceeds from these option exercises, $499,509, will be used to fund current operations.

D.    Commitments and Contingencies

        In December 1995, the Company entered into an agreement with a third party whereby the third party agreed to identify and introduce potential financing sources to the Company in exchange for cash and warrants upon the successful completion of a financing. During the fiscal years ended June 30, 1996 and 1998, the Company issued stock, warrants and cash to the third party relating to certain financings. On November 13, 2001, the Company received a claim asserting that, as a result of certain warrant exercises, the Company owes additional compensation to the third party in the form of $819,423 in cash and warrants exercisable for the purchase of 250,000 shares of common stock of the Company at $3.11 per share. The Company is currently negotiating with the third party to settle the claim. The Company believes a settlement of the claim is probable and, accordingly, has accrued $2.0 million as the estimated amount of the settlement in the accompanying financial statements. Any settlement will be considered an equity financing fee and will be accounted for as a reduction of the gross proceeds of the financings and will not result in a charge to the Company's statement of operations. Accordingly, the estimated settlement is reflected as a reduction in Additional Paid-in Capital in the accompanying balance sheet.

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits

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

ImmunoGen, Inc.
Date: January 14, 2003	By:	/s/ MITCHEL SAYARE Mitchel Sayare President and Chief Executive Officer (principal executive officer)
Date: January 14, 2003	By:	/s/ GREGG D. BELOFF Gregg D. Beloff Chief Financial Officer and Vice President, Finance (principal financial and accounting officer)

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

Date: January 14, 2003

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

Date: January 14, 2003

/s/ GREGG D. BELOFF Gregg D. Beloff Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
Ex. 10.1*	Agreement between ImmunoGen, Inc. and Boehringer Ingelheim International GmbH, dated November 27, 2001

*
Confidential treatment has been requested for portions of this Exhibit. The portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

QuickLinks

IMMUNOGEN, INC. TABLE OF CONTENTS
IMMUNOGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND JUNE 30, 2001
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
IMMUNOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS