Form 10-Q
period 2002-12-31
IMMUNOGEN INC
filed 2003-02-12
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes     ☒           No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐           No     ☒

At February 7, 2003 there were 41,651,783 shares of common stock, par value $.01 per share, of the registrant outstanding.

IMMUNOGEN, INC.
TABLE OF CONTENTS

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND JUNE 30, 2002

	December 31, 2002	June 30, 2002
	(Unaudited)

ASSETS
Cash and cash equivalents	$8,985,211	$16,233,408
Marketable securities	111,882,689	121,606,576
Accounts receivable	1,155,950	1,957,292
Unbilled revenue	628,372	588,455
Inventory, net	4,376,095	2,888,448
Prepaid and other current assets, net	1,341,467	2,134,814
Total current assets	128,369,784	145,408,993

Property and equipment, net	8,158,890	6,703,149
Deposit on construction in progress	813,444	—
Other assets	333,700	43,700
Total assets	$137,675,818	$152,155,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$979,571	$580,789
Accrued compensation	348,805	1,600,982
Other current accrued liabilities	4,852,279	2,095,073
Current portion of deferred revenue	2,217,603	2,226,868
Total current liabilities	8,398,258	6,503,712

Deferred revenue	10,321,527	11,428,586
Other long term liabilities	21,457	8,431
Total liabilities	18,741,242	17,940,729

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,255,388 shares and 40,155,560 shares as of December 31, 2002 and June 30, 2002, respectively	442,554	401,556
Additional paid-in capital	317,034,138	317,062,204
Treasury stock	(6,659,067)	—
Accumulated deficit	(192,383,181)	(183,876,446)
Accumulated other comprehensive income	500,132	627,799
Total stockholders’ equity	118,934,576	134,215,113
Total liabilities and stockholders’ equity	$137,675,818	$152,155,842

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Revenues:
Revenue earned under collaboration agreements	$1,479,685	$388,816	$2,959,356	$785,433
Clinical materials reimbursement	947,896	840,855	1,774,165	1,775,416
Development fees	48,578	314,742	88,948	409,465

Total revenues	2,476,159	1,544,413	4,822,469	2,970,314

Expenses:
Cost of clinical materials reimbursed	843,168	840,855	1,595,564	1,775,416
Research and development	6,566,748	3,015,212	10,676,099	5,518,768
General and administrative	1,296,974	1,242,262	3,039,348	2,440,837

Total expenses	8,706,890	5,098,329	15,311,011	9,735,021

Loss from operations	(6,230,731)	(3,553,916)	(10,488,542)	(6,764,707)

Gain on sale of assets	—	200	—	200
Interest income, net	740,814	1,295,868	1,633,221	2,940,805
Realized gains on investments	217,569	555,289	371,019	563,762
Other income	—	3,307	12,692	29,977

Net loss before income tax expense	(5,272,348)	(1,699,252)	(8,471,610)	(3,229,963)

Income tax expense	12,850	33,000	35,125	94,812

Net loss	$(5,285,198)	$(1,732,252)	$(8,506,735)	$(3,324,775)

Basic and diluted net loss per common share	$(0.12)	$(0.04)	$(0.20)	$(0.08)

Basic and diluted weighted average common shares outstanding	42,773,645	39,730,478	42,413,951	39,270,213

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,506,735)	$(3,324,775)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	587,433	474,776
Realized gains on sale of marketable securities	(371,019)	(563,762)
Gain on sale of property and equipment	—	(200)
Compensation for stock and stock units	23,989	12,000
Changes in operating assets and liabilities:
Accounts receivable	801,342	(846,173)
Unbilled revenue	(39,917)	314,926
Inventory	(1,487,647)	(2,381,807)
Prepaid and other current assets	793,347	359,488
Other assets	(290,000)	—
Accounts payable	455,958	(347,697)
Accrued compensation	(1,252,177)	513,094
Deferred revenue	(1,116,324)	334,568
Other current accrued liabilities	2,399,820	237,986
Net cash used for operating activities	(8,001,930)	(5,217,576)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	163,155,248	250,373,118
Purchases of marketable securities	(153,188,009)	(250,684,902)
Capital expenditures	(2,100,351)	(1,038,686)
Deposit on construction in progress	(813,444)	—
Proceeds from sale of property and equipment	—	200
Net cash provided by (used for) investing activities	7,053,444	(1,350,270)

Cash flows from financing activities:
Repurchases of common stock	(6,301,681)	—
Proceeds from warrants exercised, net	—	5,096,010
Proceeds from stock options exercised, net	1,970	499,509
Principal payments on capital lease obligations	—	(5,317)
Net cash provided by (used for) financing activities	(6,299,711)	5,590,202

Net change in cash and cash equivalents	(7,248,197)	(977,644)

Cash and cash equivalents, beginning balance	16,233,408	14,822,519

Cash and cash equivalents, ending balance	$8,985,211	$13,844,875

Supplemental disclosures:
Cash paid for income taxes	$38,100	$66,912

Non-cash activities:
Accrued financing fees	$—	$2,088,226
Capital expenditures included in accounts payable	$128,594	965,958
Repurchases of common stock included in other accrued liabilities	$357,386	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2002 and June 30, 2002 and for the three and six months ended December 31, 2002 and 2001 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

At December 31, 2002, the Company had the following four types of out-license and development contracts, with the counterparts identified below:

•                       Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan (shared product license):

British Biotech plc

•                       Full product license (product license):

GlaxoSmithKline plc.

As discussed further in Note B, Agreements, in January 2003, the Company announced that it had regained the rights to develop and commercialize cantuzumab mertansine.  Pursuant to the terms and conditions of the agreement between GlaxoSmithKline and the Company, GlaxoSmithKline has given written notice to the Company that it will relinquish its rights to develop and commercialize this product under the full product license.

•                       License to a single target antigen (single target license):

Genentech, Inc.

Boehringer Ingelheim International GmbH

Millennium Pharmaceuticals, Inc.

•                       Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

Genentech, Inc.

Abgenix, Inc.

Millennium Pharmaceuticals, Inc.

Excluding the shared product license agreement, all of these collaborative agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators’ request and cost, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA.  Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

Generally, upfront payments on product and single target licenses are deferred over the period of the Company’s substantial involvement during development.  ImmunoGen employees are available to assist the Company’s collaborators during the development of the collaborators’ products.  The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  The Company believes this period of involvement is, on average, six years.  At each reporting period, the Company looks at individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period appropriately to reflect any such change. In the event that the product or a single target license were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad license agreements over the period during which the collaborator may elect to receive a license.  These periods are specific to each collaborative agreement, but are between seven and 12 years.  If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months.  If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target collaborative agreement, as discussed above.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at December 31, 2002 and June 30, 2002 represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.  Also included in Unbilled Revenue are costs the Company has incurred in completing development work on behalf of its collaborators but has not yet invoiced.

Prepaid and Other Current Assets

Included in Prepaid and Other Current Assets at June 30, 2002 is $1.3 million related to prepayments made to an antibody manufacturer to reserve manufacturing space and partial payment for antibody that had not been delivered to the Company at June 30, 2002.  Under the terms of the Company’s shared product license collaboration with British Biotech, as amended by a letter agreement dated August 2, 2002, the Company is responsible for certain manufacturing, antibody and process development costs.    Based upon this agreement with British Biotech, as amended, the Company determined that a valuation allowance of $492,000 was required to reduce the value of the prepaid material to its estimated net realizable value as of June 30, 2002.  The valuation allowance represents that portion of the estimated cost of the antibody that ImmunoGen has agreed to pay under the terms of the license agreement, as amended.  Subsequent to June 30, 2002, the Company expenses as incurred (or paid, in the case of prepayments) that portion of the cost of antibody that it expects to pay for under the terms of the license agreement with British Biotech, as amended.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured by the Company for its collaborators. Inventory is stated at the lower of cost or market.

Inventory at December 31, 2002 is summarized below:

	December 31, 2002	June 30, 2002
Raw materials	$2,775,911	$1,591,720
Work in process, net	1,466,086	846,729
Finished goods, net	134,098	449,999
Total	$4,376,095	$2,888,448

Included in inventory is a valuation allowance of $140,000 and $261,000 as of December 31, and June 30, 2002, respectively.  The valuation allowance represents that portion of the estimated cost of the huN901 antibody that ImmunoGen has agreed to pay pursuant to the terms of the license agreement with British Biotech, as amended.  As of December 31, 2002, the valuation allowance of $140,000 reduces the value of huN901-DM1/BB-10901 inventory to $562,000, the Company’s estimate of the net realizable value at December 31, 2002.  At June 30, 2002 approximately $121,000 of the valuation allowance was related to finished goods inventory and approximately $140,000 was related to work in process inventory.

DM1, the Company’s most advanced small molecule effector drug, is the cytotoxic agent used in all of its current TAP product candidates and the subject of most of its collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 is then converted to DM1.

In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DM1 and ansamitocin P3.  Under the terms of these agreements, the manufacturers, together with the Company, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DM1, respectively.  Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Processes, large-scale batches of ansamitocin P3 and DM1 to be used in the manufacture of both the Company’s and its collaborators’ products.  Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DM1.

The actual amount of ansamitocin P3 and DM1 that will be produced is highly uncertain.  The Company currently anticipates that a significant amount of ansamitocin P3 and DM1 will be manufactured for the Company over the next three to five years at these manufacturers.  If the Company’s and the manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DM1 produced could be higher than expected.  As a result, the Company anticipates that its investment in ansamitocin P3 and DM1 will be significant.

The Company produces preclinical and clinical materials for its collaborators either in anticipation or in support of clinical trials or for process development and analytical purposes.  Under the terms of supply agreements with two of its collaborators, the Company receives rolling six month firm fixed orders for conjugate that the Company is required to manufacture and rolling twelve month manufacturing projections for how much conjugate the collaborator expects to need in any given twelve-month period.  The Company’s other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide the Company with the collaborators’ projected conjugate requirements.  The amount of clinical materials produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborator projections.  To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator will be required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DM1 and ansamitocin P3 inventory as follows:

a)              That portion of the DM1 and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed as incurred;

b)             To the extent that the Company has firm fixed orders or collaborator projections for no more than twelve months, the Company capitalizes the value of DM1 and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

c)              The Company considers more than a twelve-month supply of ansamitocin P3 and/or DM1 that is not supported by collaborators’ firm fixed orders to be excess.  The Company will establish a reserve to record any such excess ansamitocin P3 or DM1 inventory at its net realizable value or will expense as received any such excess ansamitocin P3 or DM1 product received in any period; and

d)             The Company considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DM1 and ansamitocin P3 inventory at each reporting period.

At December 31, 2002, the Company’s on-hand supply of DM1 and ansamitocin P3, including $900,000 of DM1 inventory the Company acquired from GlaxoSmithKline, $966,000 of product received during the period from the DM1 manufacturer and $450,000 of ansamitocin P3 held at its third party manufacturers, represented less than a twelve-month supply based upon current collaborator firm fixed orders and projections.  Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 969,504 and 3,874,294 for the three months ended December 31, 2002 and 2001, respectively, and 896,211 and 3,870,987 for the six months ended December 31, 2002 and 2001, respectively. Common stock equivalents have not been included in the net loss per common share calculations for the three and six months ended December 31, 2002 and 2001 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and six months ended December 31, 2002, total comprehensive loss equaled $5.6 million and $8.6 million, respectively. For the three and six months ended December 31, 2001, total comprehensive loss equaled $2.3 million and $3.0 million, respectively.  Comprehensive loss was comprised entirely of net loss and the change in net unrealized gains recognized on available-for-sale securities.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

B.            Agreements

On November 19, 2002, Millennium informed the Company that clinical trials of MLN2704 (formerly known as MLN591DM1) had been initiated. The achievement of this milestone triggered a milestone payment of $1.0 million from Millennium to ImmunoGen.  This milestone payment is included in collaboration revenue in the accompanying statement of operations for the three months ended December 31, 2002, the period in which the milestone was earned.  The Company received cash payment of the milestone from Millennium in December 2002.

On October 8, 2002, Boehringer Ingelheim confirmed with the Company that clinical trials of the novel anti-cancer agent composed of ImmunoGen’s DM1 effector molecule and Boehringer Ingelheim’s anti-CD44v6 antibody had been initiated on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. This milestone payment is included in collaboration revenue in the accompanying statement of operations for the six months ended December 31, 2002. The Company received cash payment of this milestone from Boehringer Ingelheim in October 2002.

In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and the Company, GlaxoSmithKline gave written notice to the Company that GlaxoSmithKline will relinquish its rights to develop and commercialize cantuzumab mertansine under the full product license.  The Company will regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license.  In June 2002, GlaxoSmithKline informed the Company that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of the companies’ license agreement.  The Company conducted negotiations with GlaxoSmithKline.  However, the Company determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  The Company is now free to relicense the product as it considers most appropriate.

In the three and six months ended December 31, 2002, the Company continued to recognize a portion of the deferred upfront payment received from GlaxoSmithKline over the Company’s estimated period of involvement during development, assuming that the collaboration with GlaxoSmithKline would continue.  Included in collaboration revenue in the statement of operations for the three and six months ended December 31, 2002, is $42,000 and $83,000, respectively, of the previously received upfront payment that was recognized as revenue.  At December 31, 2002, $348,000 of the previously received upfront payment remained as deferred revenue.  In the quarter ending March 31, 2003 the Company will recognize as revenue the $348,000 of the upfront payment that remained in deferred revenue at December 31, 2002.

In February 2003, GlaxoSmithKline and ImmunoGen finalized all outstanding financial matters under their various collaboration agreements.  In connection with finalizing the financial aspects of the companies’ agreements, GlaxoSmithKline agreed to reimburse ImmunoGen the cost of all of the cantuzumab mertansine inventory that ImmunoGen had produced on behalf of GlaxoSmithKline prior to termination.  In the quarter ended March 31, 2002, ImmunoGen wrote off the cost of this inventory when certain clinical trials of cantuzumab mertansine were completed earlier than the companies had expected.  As a result of these arrangements, ImmunoGen will recognize approximately $1.4 million of other income in the quarter ending March 31, 2003.

C.            Capital Stock

In July 1997, the Company’s majority-owned subsidiary, Apoptosis Technology, Inc. (ATI), entered into a collaboration agreement with BioChem Pharma. As previously disclosed in the Company’s annual reports on Form 10-K, as part of the agreement, BioChem Pharma received warrants to purchase shares of common stock of the Company equal to $11.1 million, the amount BioChem Pharma invested in ATI during the three-year research term. On July 29, 2002, Shire Biochem, Inc. (Shire), as successor in interest to BioChem Pharma, delivered to the Company a notice of exercise of warrants to acquire the number of shares of common stock of the Company equal to $11.1 million divided by the average of the closing price per share, as reported by Nasdaq, for the five days preceding the exercise of such warrants. As provided by the terms of the warrants, Shire delivered 11,125 shares of ATI in lieu of cash to exercise the warrants.  The Company issued to Shire 4,096,098 shares of restricted common stock of the Company. Upon the request of Shire and pursuant to the Registration Rights Agreement dated July 31, 1997 between the two parties, on September 26, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale by Shire of the shares of common stock issued upon the exercise of the warrants.

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of December 31, 2002, the Company had repurchased 2,053,445 shares of its common stock at a total cost of $6.7 million.

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company issued 2,230 shares of common stock and 3,787 stock units to Non-Employee Directors of the Company during the six months ended December 31, 2002.

During the six months ended December 31, 2002, a holder of options issued under the Company’s Restated Stock Option Plan exercised its rights to acquire an aggregate of 1,500 shares of common stock at an exercise price of $1.31 per share.  The total proceeds from this option exercise, $1,970, will be used to fund current operations.

D.            Commitments and Contingencies

In March 2002, the Company settled a claim with a third party and its principals (together, the “Settling Parties”) relating to compensation for the provision of services.  The settlement of the claim included the issuance of restricted shares of the Company’s common stock (the “Settlement Proceeds”) in favor of the Settling Parties.  The Settling Parties subsequently alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds.  The Company expressly denied these allegations.  In December 2002, the Company entered into a supplemental settlement and release with the Settling Parties and in January 2003, paid the Settling Parties $400,000 to settle all alleged claims.  In the quarter ended September 30, 2002, the Company established a reserve of $400,000, the estimated amount of the settlement.  The reserve is included in general and administrative expense in the accompanying statement of operations for the six months ended December 31, 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics. Our proprietary, tumor–activated prodrug, or TAP, technology combines extremely potent, small–molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer–specific antibodies, which allow our drugs to kill cancer cells with minimal harm to healthy tissue. The cytotoxic agent we currently use in all of our TAP products is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We also use our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anti-cancer products.  We licensed certain rights to huN901-DM1, an internally developed TAP product candidate, to British Biotech in order to access their clinical development capabilities.  The terms of the collaborative agreements vary, reflecting the value we add to the development of any particular product candidate; however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials.  Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Currently, our collaborative partners include Genentech, Inc., Abgenix, Inc., British Biotech plc, Millennium Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In January 2003 we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline has given us written notice that it will relinquish all rights to develop and commercialize cantuzumab mertansine under the full product license.  We will regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license.  In June 2002, GlaxoSmithKline informed us that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  We are now free to relicense the product as we consider most appropriate.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future.  As of December 31, 2002, we had approximately $120.9 million in cash and marketable securities.  We anticipate that our current capital resources and future collaboration payments, if any, will enable the Company to meet its operational expenses and capital expenditures for at least the next three fiscal years. We do not anticipate that we will have a commercially approved product within the foreseeable future.  Research and development expenses are expected to increase in the near term as we continue our development efforts.  In the next six months we expect to pay out approximately $200,000 to complete the expansion of our development and pilot manufacturing facility in Norwood, Massachusetts.  On July 23, 2002, we signed a sublease on approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts.  We expect that we will spend in the range of $1.0 million to $1.2 million over the next six months to complete renovation of this additional space.

On August 27, 2002, we announced that, effective immediately, our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of December 31, 2002, the Company had repurchased 2,053,445 shares of its common stock at a total cost of $6.7 million.  We anticipate that we will purchase additional shares of our common stock under the repurchase program.  As our repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

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

Critical Accounting Policies

In December 2001, the U.S. Securities and Exchange Commission (SEC) requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. In addition, under the Sarbanes-Oxley Act of 2002, the Company’s independent auditors will be required to disclose in their reports to, and discuss with, the Audit Committee the critical accounting policies used by ImmunoGen.  The SEC has indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note A to our consolidated financial statements included in this report, we currently believe the following accounting policies to be critical:

Revenue Recognition

At December 31, 2002 we had four types of out-license and development contracts, with the counterparts identified below:

•                       Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan (shared product license):

British Biotech plc

•                       Full product license (product license):

GlaxoSmithKline plc (as discussed above, GlaxoSmithKline has provided us written notice that it will relinquish all rights to develop and commercialize cantuzumab mertansine under the full product license.)

•                       License to a single target antigen (single target license):

Genentech, Inc.

Boehringer Ingelheim International GmbH

Millennium Pharmaceuticals, Inc.

•                       Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

Genentech, Inc.

Abgenix, Inc.

Millennium Pharmaceuticals, Inc.

Excluding the shared product license agreement, all of these collaborative agreements provide that we will (i) manufacture preclinical and clinical materials for our collaborators, at their request and cost, (ii) receive payments upon our collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  We are required to provide technical training and any process improvements and know-how to our collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives U.S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, our collaborator will not be able to incorporate any process improvements or know-how into their manufacturing process without additional testing and review by the FDA.  Accordingly, we believe that it is very unlikely that our collaborators will require our services subsequent to FDA approval.

Generally, upfront payments on product and single target licenses are deferred over the period of our substantial involvement during development. We are available to assist our collaborators during the development of their products.  We estimate this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  We believe this time period is, on average, six years.  At each reporting period we look at individual product facts and circumstances and review the estimated period of our substantial involvement.  Significant changes in our estimates could result in changes to the deferral period. In the event that the product or a single target license were terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

We defer upfront payments we receive from our broad option agreements over the period during which the collaborator may elect to receive a license.  These periods are specific to each collaborative agreement, but are between seven and 12 years.  If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months.  If our collaborator exercises an option and we grant a single target license to the collaborator, we defer the license fee and account for it as we would an upfront payment on a single target collaborative agreement, as discussed above.

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

We produce preclinical and clinical materials for our collaborators and, at the collaborators’ request, may perform process development work.  We also produce preclinical material for potential collaborators under material transfer agreements.  Generally, we are reimbursed for our fully burdened cost of producing these materials or providing these services.  We recognize revenue on preclinical and clinical materials when we have shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.  We recognize revenue on process development services as those services are performed.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for our collaborators. Inventory is stated at the lower of cost or market.  We evaluate the estimated net realizable value of inventory at each reporting period.  If necessary, we establish a valuation allowance to record inventory at its estimated net realizable value.  At December 31, 2002, inventory valuation allowances of $140,000 represent the cost of on-hand conjugate produced for British Biotech that we may not realize.

Under the terms of our shared product license collaboration with British Biotech, as amended by a letter agreement dated August 2, 2002, we are responsible for certain manufacturing, antibody and process development costs.  As of December 31, 2002 the valuation allowance related to huN901-DM1/BB-10901 inventory was $140,000, which represents that portion of the cost of the on-hand conjugate that we are required to pay pursuant to the terms of the license agreement, as amended.  During the six months ended December 31, 2002, we wrote down $121,000 of huN901-DM1/BB-10901-conjugate cost against the $261,000 valuation allowance previously established.  The write down did not result in any additional charge or reversal of any portion of the previously established valuation allowance.

DM1, our most advanced small molecule effector drug, is the cytotoxic agent used in all of our current TAP product candidates and the subject of most of our collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 is then converted to DM1.

In fiscal 2002, we entered into several agreements with two outside vendors to perform large-scale manufacture of DM1 and ansamitocin P3.  Under the terms of these agreements, we, together with the manufacturers, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DM1, respectively.  Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Processes, large-scale batches of ansamitocin P3 and DM1 to be used in the manufacture of both our own and our collaborators’ products.  Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DM1.

The actual amount of ansamitocin P3 and DM1 that will be produced is highly uncertain.  We anticipate that a significant amount of ansamitocin P3 and DM1 will be manufactured for us over the next three to five years at these manufacturers.  If our and our manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DM1 produced could be higher than expected.  As a result, we anticipate that our investment in ansamitocin P3 and DM1 will be significant.

We produce preclinical and clinical materials for our collaborators either in anticipation or support of clinical trials, or for process development and analytical purposes.  Under the terms of supply agreements with two of our collaborators, we receive rolling six month firm fixed orders for conjugate that we are required to manufacture and rolling twelve month manufacturing projections for how much conjugate the collaborator expects to need in any given twelve month period.  Our other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide us with their projected conjugate requirements.  The amount of clinical materials produced is directly related to the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that we manufacture can differ significantly from the collaborator projections.  To the extent that a collaborator has provided us a firm fixed order, the collaborator will be required to reimburse us the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

We account for the DM1 and ansamitocin P3 inventory as follows:

a)                   That portion of the DM1 and/or ansamitocin P3 that we intend to use in the production of our own products is expensed as incurred;

b)                  To the extent that we have firm fixed orders or collaborator projections for no more than twelve months, we capitalize the value of DM1 and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

c)                   We consider more than a twelve-month supply of ansamitocin P3 and/or DM1 that is not supported by collaborators’ firm fixed orders to be excess.  We will establish a reserve to record any such excess ansamitocin P3 or DM1 inventory at its net realizable value or will expense as received any such excess ansamitocin P3 or DM1 product received in any period; and

d)                  We consider any other external factors and information of which we become aware and assess the impact of such factors or information on the net realizable value of the DM1 and ansamitocin P3 inventory at each reporting period.

At December 31, 2002, our on-hand supply of DM1 and ansamitocin P3, including $900,000 of DM1 inventory the Company acquired from GlaxoSmithKline, $966,000 of product received during the period from our DM1 manufacturer and $450,000 of ansamitocin P3 held at our third party manufacturers, represented less than a twelve-month supply, based upon current collaborator firm fixed orders and projections. Any changes to our collaborators’ projections could result in significant changes in our estimate of the net realizable value of our DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that we have excess DM1 and/or ansamitocin P3 inventory and we would then evaluate the need to record valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2002 and 2001

Revenues

Our total revenues for the three months ended December 31, 2002 were $2.5 million compared with $1.5 million for the three months ended December 31, 2001.  The 60% increase in revenues in the quarter ended December 31, 2002 compared to the same period in the prior year is primarily attributable to the $1.0 million milestone we earned under our single target license agreement with Millennium Pharmaceuticals upon Millennium’s initiation of clinical trials with MLN2704 (formerly known as MLN591DM1). MLN2704 is an anti-cancer agent composed of ImmunoGen’s DM1 effector molecule and Millennium’s MLN591 antibody.  This milestone payment was recognized as revenue during the three months ended December 31, 2002.  We received cash payment of the milestone from Millennium in December 2002.

During the three months ended December 31, 2002 we recognized collaboration revenue of $42,000 from GlaxoSmithKline, $161,000 from Genentech, $125,000 from Abgenix, $1.1 million from Millennium, including the $1.0 million milestone payment referred to above, and $42,000 from Boehringer Ingelheim.  During the same period in 2001, we recognized collaboration revenue of $43,000 from GlaxoSmithKline, $177,000 from Genentech, $100,000 from Abgenix and $69,000 from Millennium. Deferred revenue of $12.5 million as of December 31, 2002 represents accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

During the three months ended December 31, 2002, we continued to recognize a portion of the deferred upfront payment received from GlaxoSmithKline over our estimated period of involvement during the development of cantuzumab mertansine, assuming that the collaboration with GlaxoSmithKline would continue.  In January 2003 we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline gave us written notice that GlaxoSmithKline will relinquish its rights to develop and commercialize cantuzumab mertansine under the full product license.    At December 31, 2002, approximately $348,000 of the previously received upfront payment remained as deferred revenue.  In the quarter ending March 31, 2003, we will recognize the remaining $348,000 of the upfront payment as revenue.

In February 2003, together with GlaxoSmithKline, we finalized all outstanding financial matters under our various collaboration agreements.  In connection with finalizing the financial aspects of the companies’ agreements, GlaxoSmithKline agreed to reimburse us the cost of all of our inventory of cantuzumab mertansine that we had produced prior to termination.  In the quarter ended March 31, 2002, we wrote off the cost of this inventory when certain clinical trials of cantuzumab mertansine were completed earlier than we had expected.  As a result of these arrangements, we will recognize approximately $1.4 million of other income in the quarter ending March 31, 2003.

Clinical materials reimbursement of $948,000 in the three months ended December 31, 2002 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2001, clinical materials reimbursement was $841,000. The cost of clinical materials reimbursed for the quarters ending December 31, 2002 and 2001 was $843,000 and $841,000, respectively. Under certain collaborative agreements, we are reimbursed our fully burdened cost to produce clinical materials plus a profit margin.  During the quarter ended December 31, 2002, we earned clinical materials reimbursement on which we were entitled to a profit margin of $105,000.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and

(ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Development fees decreased 85% in the three months ended December 31, 2002 to $49,000 from $315,000 for the same period in 2001. Development fees represent the reimbursement of our fully burdened costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

We report research and development expense net of reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets, and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

•                       The clinical development of huN901-DM1/BB-10901;

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

•                       Process development related to the commercial manufacture of huN901-DM1/BB-10901;

•                       Operation, maintenance and expansion of our pilot manufacturing plant;

•                       Identification and evaluation of potential antigen targets;

•                       Evaluation of internally developed and in-licensed antibodies; and

•                       Development and evaluation of additional cytotoxic agents.

GlaxoSmithKline recently completed its last phase I clinical trial of cantuzumab mertansine.  In January 2003, we announced that we will regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In June 2002, GlaxoSmithKline informed us that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  We are now free to relicense the product as we consider most appropriate.  We expect that the future cost, if any, to develop cantuzumab mertansine will be borne by a collaborative partner if we are successful in relicensing the product.  We do not expect to incur significant additional costs related to the continued clinical development of cantuzumab mertansine, unless a future collaborative partner will reimburse such costs.

British Biotech is currently conducting a phase I and a phase I/II clinical trial of huN901-DM1/ BB-10901. The Phase I/II study is being conducted in the United States. British Biotech is also conducting a Phase I clinical trial of huN901-DM1/BB-10901 in the United Kingdom. We anticipate that both trials of huN901-DM1/ BB-10901 will be completed in calendar year 2003. However, the actual length of these trials may vary from our estimates.  Additionally, British Biotech is the sponsor of this trial and, as such, has control over the clinical trial schedule and progress.

In addition to retaining commercial rights to huN901-DM1/BB-10901 worldwide excluding the European Union and Japan, we retain worldwide manufacturing rights.  Under the terms of the contract, we are responsible for all clinical and commercial manufacturing process development and certain antibody costs.  We continue process development efforts to improve clinical huN901 antibody production.  Under an arrangement with Genzyme Transgenics Corporation, we investigated the viability of commercial production of huN901 antibody using transgenic goats. We continue to develop various other processes related to the commercial manufacture of the huN901-DM1/ BB-10901 conjugate.   We anticipate that we will continue to devote significant financial and human resources to these manufacturing process development efforts over the next five years.

Our three internally developed product candidates that are most advanced as of December 31, 2002 are huMy9-6-DM1, an anti-IGF1-R antibody and a third product.  huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia.  huMy9-6-DM1 is in preclinical development.  We intend to continue to conduct preclinical safety and efficacy studies on huMy9-6-DM1.  Pending the successful preclinical development of huMy9-6-DM1 and favorable outcome of preclinical safety and efficacy studies and any other studies, we expect to be prepared to file an Investigational New Drug application (IND) for huMy9-6-DM1 in the next 12 to 18 months.  The actual filing of this IND is dependent upon the development of huMy9-6-DM1 and the results of any and all preclinical studies and the financial and human resources that we are able to direct to the development of the product and completion of the IND application.  As a result, the timing of the filing of this IND, if it occurs at all, may vary from our estimates.

Anti-IGF1-R antibody is a naked antibody directed against breast, lung and prostate cancers.  We are performing preclinical experiments to evaluate candidate antibodies and, pending the results of these studies, expect to move one antibody into preclinical development in calendar year 2003.  A third, undisclosed, potential product is directed at a specific cancer and is in the early stages of preclinical development.

The cost to develop new products and advance those products to the IND stage can be significant.  Worldwide antibody manufacturing capacity is currently constrained, and, generally, manufacturing capacity must be reserved months in advance of production.  We anticipate that we will incur substantial costs to reserve manufacturing space and manufacture humanized antibody.  If we elect to develop these products ourselves, we expect to devote substantial financial and human resources to the development of our three most advanced products for the foreseeable future.  Alternatively, we may license out one or all of these products prior to clinical development.  We review the results of all preclinical studies and tests to evaluate the viability of products under development.  We evaluate the value of each potential product at each stage of development to determine when, if ever, we should consider out-licensing the product. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to preclinical and clinical testing. Our decision to move a product into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of our product candidates will move into clinical development. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our potential product candidates will generate revenues and cash flows.

DM1 is the cytotoxic agent that we currently use in the manufacture of all of our collaborators’ and our own conjugates.  In order to enhance manufacturing yields, we have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3, the precursor to DM1.  We also continue to devote considerable resources to improve the DM1 manufacturing processes.  In connection with these efforts, we anticipate that we will incur research and development expense of $800,000 over the next six months.

We generally do not track our historical research and development costs by project; rather, we track such costs by department and expense category.  For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expense.

Research and development expenses for the three months ended December 31, 2002 increased 118% to $6.6 million from $3.0 million for the three months ended December 31, 2001.  In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DM1 process development.  Included in the three months ended December 31, 2002 and 2001 were $1.4 million and $300,000, respectively, of expenses related to ansamitocin P3 and DM1 process development.  Included in research and development expense for the three months ended December 31, 2002 is $1.9 million of antibody that we purchased in anticipation of potential future clinical trials.

Research and development compensation and benefits increased by $379,000 in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 as a result of personnel increases.  The number of research and development personnel increased to 89 at December 31, 2002 compared to 69 at December 31, 2001.  Included in salaries and wages for the three months ended December 31, 2001 was approximately $137,000 related to estimated and accrued bonuses.

There is no similar expense or accrual in the three months ended December 31, 2002.  During the three months ended December 31, 2002 and 2001, we produced five and eight batches of conjugates, respectively, on behalf of certain collaborators. Due to lower utilization of the Norwood pilot manufacturing plant during the three months ended December 31, 2002, manufacturing and quality control costs included in research and development expense increased approximately $286,000.  This increase represents the cost of operating the Norwood plant that we were unable to allocate to the cost of batches manufactured on behalf of our collaborators during the quarter. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2002 increased 4% to $1.3 million from $1.2 million for the three months ended December 31, 2001.  Compensation and benefits increased $71,000 in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 as a result of personnel increases and salary increases effective July 1, 2002.  Included in general and administrative salaries and wages for the three months ended December 31, 2001 was approximately $42,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the three months ended December 31, 2002.

Interest Income

Interest income for the three months ended December 31, 2002 decreased 43% to $741,000 from $1.3 million for the three months ended December 31, 2001. The decrease is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Realized Gains on Investments

Realized gains on investments were $218,000 and $555,000 for the three months ended December 31, 2002 and 2001, respectively. The decrease is attributable to the timing of investment sales.

Comparison of Six Months ended December 31, 2002 and 2001

Revenues

Our total revenues for the six months ended December 31, 2002 were $4.8 million compared with $3.0 million for the six months ended December 31, 2001.  The 62% increase in revenues in the six months ended December 31, 2002 compared to the same period in the prior year is primarily attributable to milestones achieved under our single target license agreements with Boehringer Ingelheim and Millennium Pharmaceuticals.  On October 8, 2002, Boehringer Ingelheim confirmed to us that clinical trials of the novel anti-cancer agent composed of our DM1 effector molecule and Boehringer Ingelheim’s anti-DC44v6 antibody had been initiated on or about September 24, 2002.  The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to us.  On November 21, 2002, we announced that ImmunoGen had earned a $1.0 million milestone payment under its single target license agreement with Millennium upon Millennium’s initiation of clinical trials with MLN2704 (formerly known as MLN591DM1).  These milestone payments were recognized as revenue during the six months ended December 31, 2002.

During the six months ended December 31, 2002, we recognized collaboration revenue of $83,000 from GlaxoSmithKline, $321,000 from Genentech, $250,000 from Abgenix, $1.2 million from Millennium, including the $1.0 million milestone payment discussed above, and $1.1 million from Boehringer Ingelheim, including the $1.0 million milestone payment referred to above.  During the same period in 2001, we recognized collaboration revenue of $93,000 from GlaxoSmithKline, $354,000 from Genentech, $200,000 from Abgenix and $138,000 from Millennium. Deferred revenue of $12.5 million as of December 31, 2002 represents accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

During the six months ended December 31, 2002, we continued to recognize a portion of the deferred upfront payment received from GlaxoSmithKline over our estimated period of involvement during the development of cantuzumab mertansine, assuming that the collaboration with GlaxoSmithKline would continue.  In January 2003 we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline has given us written notice that it will relinquish its rights to develop and commercialize cantuzumab mertansine under the full product license.  We will regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license. At December 31, 2002, approximately $348,000 of the previously received upfront payment remained as deferred revenue.  In the quarter ending March 31, 2003,  we will recognize the remaining $348,000 of the upfront payment as revenue.

In February 2003, together with GlaxoSmithKline, we finalized all outstanding financial matters under our various collaboration agreements.  In connection with finalizing the financial aspects of the companies’ agreements, GlaxoSmithKline agreed to reimburse us the cost of all of our inventory of cantuzumab mertansine that we had produced prior to termination.  In the quarter ended March 31, 2002, we wrote off the cost of this inventory when certain clinical trials of cantuzumab mertansine were completed earlier than we had expected.  As a result of these arrangements, we will recognize approximately $1.4 million of other income in the quarter ending March 31, 2003.

Clinical materials reimbursement of $1.8 million in the six months ended December 31, 2002 and 2001 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators.  The cost of clinical materials reimbursed for the six months ended December 31, 2002 and 2001 were $1.6 million and $1.8 million, respectively. Under certain collaborative agreements, we are reimbursed our fully burdened cost to produce clinical materials plus a profit margin.  During the six months ended December 31, 2002, we earned clinical materials reimbursement on which we were entitled to a profit margin of $179,000.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Development fees decreased 78% in the six months ended December 31, 2002 to $89,000 compared to $409,000 for the same period in 2001. Development fees represent the reimbursement of our fully burdened costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2002 increased 93% to $10.7 million from $5.5 million for the six months ended December 31, 2001. Included in research and development expense for the six months ended December 31, 2002 is $2.2 million of antibody that we purchased in anticipation of potential future clinical trials.

During the six months ended December 31, 2002 and 2001, we produced eight and 16 batches of conjugates, respectively, on behalf of certain collaborators. Due to lower utilization of the Norwood pilot manufacturing plant during the six months ended December 31, 2002, manufacturing and quality control costs included in research and development expense increased approximately $937,000.  This increase represents the cost of operating the Norwood plant that we were unable to allocate to the cost of batches manufactured on behalf of our collaborators during the period.

The number of research and development personnel increased to 89 at December 31, 2002 compared to 69 at December 31, 2001.  Research and development compensation and benefits increased by $739,000 in the six months ended December 31, 2002 compared to the six months ended December 31, 2001 as a result of the personnel increases.  Included in salaries and wages for the six months ended December 31, 2001 was approximately $347,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the six months ended December 31, 2002. Patent costs increased $158,000 in the six months ended December 31, 2002 compared to the same period in the prior year.  Facilities costs increased $280,000 in the six months ended December 31, 2002 compared to the same period in the prior year due to the costs associated with our new facility at 148 Sidney St., Cambridge, Massachusetts.

In fiscal 2001, we entered into development collaborations with Morphosys AG, Genzyme Transgenics Corporation, Raven Biotechnologies, Inc. and Avalon, Inc., related to three of our internal research and development efforts and our collaboration with British Biotech.  In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DM1 process development.  Included in the six months ended December 31, 2002 and 2001 were $1.8 million and $1.5 million, respectively, of expenses related to these agreements.  We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

In June and September 2001 we entered into process development agreements with a third party. Under the original terms of the agreements, the third party and ImmunoGen shared equally certain development costs.  These agreements required the third party to reimburse us for a portion of certain development costs that we had expensed in prior periods, which, due to the nature of the agreements, was accounted for as a reduction of research and development expenses totaling $439,000 in the six months ended December 31, 2001.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2002 increased 25% to $3.0 million from $2.4 million for the six months ended December 31, 2001.  Legal and accounting services increased by approximately $275,000.  A legal settlement reserve of $400,000 was recorded during the six months ended December 31, 2002, for the probable settlement related to a claim asserted against the Company in July 2002.  General and administrative expenses for the six months ended December 31, 2002 and 2001 are reported net of $75,000 and $444,000, respectively, of expenses for which we are entitled to reimbursement from our collaborators.  Salaries and wages increased $114,000 in the six months ended December 31, 2002 compared to the six months ended December 31, 2001 as a result of personnel increases and salary increases effective July 1, 2002.  Included in general and administrative salaries and wages for the six months ended December 31, 2001 was approximately $124,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the six months ended December 31, 2002.  These increases were offset by a decrease in contract services of $128,000.  The majority of this decrease relates to use of an outside consultant during the six months ended December 31, 2001.

Interest Income

Interest income for the six months ended December 31, 2002 decreased 44% to $1.6 million from $2.9 million for the six months ended December 31, 2001. The decrease is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Realized Gains on Investments

Realized gains on investments were $371,000 and $564,000 for the six months ended December 31, 2002 and 2001, respectively. The decrease is attributable to the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had approximately $9.0 million in cash and cash equivalents and $111.9 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We have used a portion of the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium, and Boehringer Ingelheim, the sale of equity securities to Abgenix, the exercise of a put option to GlaxoSmithKline, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

Net cash used in operations during the six months ended December 31, 2002 was $8.0 million compared to $5.2 million during the six months ended December 31, 2001. This increase in operational cash use is largely due to the increase in operating expenses discussed previously, as well as a cash payout of the fiscal year 2002 bonus in July 2002.

Net cash provided by investing activities was $7.1 million for the six months ended December 31, 2002 compared to net cash used for investing activities of $1.4 million for the six months ended December 31, 2001.  Cash provided by investing activities in the six months ended December 31, 2002 and used for investing activities in the six months ended December 31, 2001 reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures. In addition, during the six months ended December 31, 2002, we paid a deposit of $1.9 million, against which we have capitalized expenses of $1.1 million, relating to the renovation of the laboratory and office space we have leased at 148 Sidney Street. Capital expenditures were $2.1 million and $1.0 million for the six months ended December 31, 2002 and 2001, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash used for financing activities was $6.3 million for the six months ended December 31, 2002 compared to net cash provided by financing activities of $5.6 million for the six months ended December 31, 2001.  For the six months ended December 31, 2002 net cash used for financing activities reflects the repurchase of 1,945,176 shares of common stock of the Company.  At December 31, 2002, the Company had commitments to purchase an additional 108,269 shares for $357,386.  For the six months ended December 31, 2001, net cash provided by financing activities reflects the proceeds to the Company from exercises of warrants and stock options.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidate,  huN901-DM1/BB-10901, is only currently in the Phase I/II stage of clinical trials.  Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into a collaboration agreement with British Biotech with respect to one of our products, huN901-DM1/BB-10901. Our other product that has completed three Phase I human clinical trials, cantuzumab mertansine, was previously licensed to GlaxoSmithKline.  In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and the Company, GlaxoSmithKline has given written notice to the Company that GlaxoSmithKline will relinquish its rights to develop and commercialize cantuzumab mertansine under the full product license.  The Company will regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license.  We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs. The development, regulatory approval and commercialization of these two clinical-stage product candidates depend primarily on the efforts of collaborative partners.

We have also entered into collaborations with Genentech, Abgenix, Millennium, and Boehringer Ingelheim. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners.  If any collaborative partner were to terminate or breach our agreement, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this.  If our collaborators fail to successfully develop and commercialize TAP products, our business will be severely harmed.

The outcome of our ongoing efforts to outlicense cantuzumab mertansine is uncertain and may ultimately be unfavorable to us.

In January 2003 we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline has given us written notice that it will relinquish all rights to develop and commercialize cantuzumab mertansine.  We will regain the development and commercialization rights to cantuzumab mertansine and we are now free to relicense the product as we consider most appropriate.  While we intend to seek a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we cannot be certain that we will be successful in our efforts to outlicense this product.  Furthermore, even if we are successful in contracting with a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we may reach an agreement on terms that are less favorable to us than the GlaxoSmithKline agreement. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs.

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

If our actual manufacture of clinical product on behalf of our collaborators is significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1 and linker and, in the case of British Biotech, antibody, on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

In addition, we run a pilot manufacturing facility.  A significant portion of the cost of operating this facility, including the cost for salaries of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators.  If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the pilot manufacturing facility will be charged to our collaborators and our financial condition could be significantly harmed.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of December 31, 2002, we had an accumulated deficit of $192.4 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trial and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process.   Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are subject to extensive government regulations and we may not be able to obtain regulatory approvals.

We or our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record–keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody–based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

Currently, we only have one pilot scale manufacturing facility for the manufacture of products necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely in part on third–party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. Worldwide antibody manufacturing activity is currently constrained and, generally, manufacturing capacity must be reserved well in advance of production.  If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

Physicians will not recommend therapies using any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain conditions, and whether the physicians are already using competing products that satisfy their treatment objectives. Physicians, patients, third–party payors and the medical community may not accept and use any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

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

Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving, is surrounded by a great deal of uncertainty and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents. Although we own several patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance. Also, patents and applications owned or licensed by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application.  It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or a challenge could result in limitations of the patents’ coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded, based on such evaluation, that the design and operation of the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of December 31, 2002, the Company had repurchased 2,053,445 shares of its common stock at a total cost of $6.7 million.  Through February 7, 2003, the Company had repurchased 2,603,605 shares of its common stock at a total cost of $8.4 million.

During the six months ended December 31, 2002, a holder of options issued under the Company’s Restated Stock Option Plan exercised its rights to acquire an aggregate of 1,500 shares of common stock at an exercise price of $1.31 per share.  The total proceeds from this option exercise, $1,970, will be used to fund current operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on November 12, 2002. At the meeting, the following matters were voted upon:

(1)  The following persons were elected as Directors of the Company: Mitchel Sayare, Walter A. Blättler, David W. Carter, Michael R. Eisenson, Stuart F. Feiner, and Mark B. Skaletsky. The votes cast were as follows:

Name	For	Withheld
Mitchel Sayare	38,100,311	678,717
Walter A. Blättler	38,196,241	582,787
David W. Carter	37,814,602	964,426
Michael R. Eisenson	38,167,251	611,777
Stuart F. Feiner	36,089,186	2,689,842
Mark B. Skaletsky	36,040,321	2,738,707

(2)  A shareholder proposal to amend our Restated Articles of Organization to decrease from 75,000,000 shares to 50,000,000 shares the aggregate number of shares of common stock authorized to be issued by us was not approved. The votes cast were as follows:

For:	3,098,558
Against:	15,710,020
Abstentions:	304,509
Broker Non-Votes	19,665,941

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

None.

(b)  Reports on Form 8-K

Form 8-K dated October 15, 2002 – Item 5:  Other Events

Form 8-K dated November 12, 2002 – Item 9:  Regulation FD Disclosure

Form 8-K dated November 21, 2002 – Item 5:  Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 12, 2003	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: February 12, 2003	By:	/s/ Gregg D. Beloff
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

Date:  February 12, 2003

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

Date:  February 12, 2003

/s/ Gregg D. Beloff
Gregg D. Beloff
Vice President and Chief Financial Officer