Form 10-Q
period 2003-03-31
IMMUNOGEN INC
filed 2003-05-13
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes     ☐           No     ☒

At May 12, 2003 there were 40,582,176 shares of common stock, par value $.01 per share, of the registrant outstanding.

IMMUNOGEN, INC.

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND JUNE 30, 2002

	March 31, 2003	June 30, 2002

	(Unaudited)

ASSETS
Cash and cash equivalents	$7,431,161	$16,233,408
Marketable securities	102,369,816	121,606,576
Accounts receivable	998,456	1,957,292
Unbilled revenue	267,020	588,455
Inventory, net	4,976,738	2,888,448
Prepaid and other current assets, net	1,124,291	2,134,814

Total current assets	117,167,482	145,408,993

Property and equipment, net	8,750,110	6,703,149
Deposit on construction in progress	100,731	—
Other assets	333,700	43,700

Total assets	$126,352,023	$152,155,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,725,212	$580,789
Accrued compensation	528,051	1,600,982
Other current accrued liabilities	1,565,647	2,095,073
Current portion of deferred revenue	1,835,925	2,226,868

Total current liabilities	6,654,835	6,503,712

Deferred revenue	9,908,536	11,428,586
Other long term liabilities	22,128	8,431

Total liabilities	16,585,499	17,940,729

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,257,238 shares and 40,155,560 shares as of March 31, 2003 and June 30, 2002, respectively	442,572	401,556
Additional paid-in capital	317,045,447	317,062,204
Treasury stock	(10,929,856)	—
Accumulated deficit	(196,999,762)	(183,876,446)
Accumulated other comprehensive income	208,123	627,799

Total stockholders’ equity	109,766,524	134,215,113

Total liabilities and stockholders’ equity	$126,352,023	$152,155,842

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Revenue earned under collaboration agreements	$785,706	$459,941	$3,745,062	$1,245,374
Clinical materials reimbursement	492,458	601,777	2,266,623	2,377,193
Development fees	178,306	148,616	267,254	558,081

Total revenues	1,456,470	1,210,334	6,278,939	4,180,648

Expenses:
Cost of clinical materials reimbursed	439,872	556,677	2,035,436	2,332,093
Research and development	6,295,903	7,173,051	16,972,002	12,691,819
General and administrative	1,502,253	1,576,469	4,541,601	4,017,306

Total expenses	8,238,028	9,306,197	23,549,039	19,041,218

Loss from operations	(6,781,558)	(8,095,863)	(17,270,100)	(14,860,570)

Gain on sale of assets	—	—	—	200
Interest income, net	592,466	1,084,386	2,225,687	4,025,191
Realized gains on investments	162,846	170,277	533,865	734,039
Other income	1,409,665	1,332	1,422,357	31,309

Net loss before income tax expense	(4,616,581)	(6,839,868)	(13,088,191)	(10,069,831)

Income tax expense	—	33,000	35,125	127,812

Net loss	$(4,616,581)	$(6,872,868)	$(13,123,316)	$(10,197,643)

Basic and diluted net loss per common share	$(0.11)	$(0.17)	$(0.31)	$(0.26)

Basic and diluted weighted average common shares outstanding	41,440,747	39,829,837	42,353,348	39,454,031

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Nine Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(13,123,316)	$(10,197,643)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	908,970	722,484
Realized gains on sale of marketable securities	(533,865)	(734,039)
Gain on sale of property and equipment	—	(200)
Stock-based compensation	35,986	23,968
Changes in operating assets and liabilities:
Accounts receivable	958,836	(697,237)
Unbilled revenue	321,435	(21,669)
Inventory	(2,088,290)	(1,076,280)
Prepaid and other current assets	1,010,523	148,721
Other assets	(290,000)	—
Accounts payable	2,330,193	751,466
Accrued compensation	(1,072,931)	983,299
Deferred revenue	(1,910,993)	904,240
Other current accrued liabilities	(629,477)	(1,117,977)

Net cash used for operating activities	(14,082,929)	(10,310,867)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	257,793,777	388,495,710
Purchases of marketable securities	(238,442,828)	(375,841,837)
Capital expenditures	(3,141,701)	(2,777,690)
Deposit on construction in progress	(100,731)	—
Proceeds from sale of property and equipment	—	200

Net cash provided by investing activities	16,108,517	9,876,383

Cash flows from financing activities:
Repurchases of common stock	(10,829,805)	—
Proceeds from warrants exercised, net	—	5,136,236
Proceeds from stock options exercised, net	1,970	566,302
Principal payments on capital lease obligations	—	(8,137)

Net cash provided by (used for) financing activities	(10,827,835)	5,694,401

Net change in cash and cash equivalents	(8,802,247)	5,259,917

Cash and cash equivalents, beginning balance	16,233,408	14,822,519

Cash and cash equivalents, ending balance	$7,431,161	$20,082,436

Supplemental disclosures:

Cash paid for income taxes	$38,100	$67,229

Non-cash activities:

Capital expenditures included in accounts payable	$—	589,219

Repurchases of common stock included in other current accrued liabilities	$100,051	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at March 31, 2003 and June 30, 2002 and for the three and nine months ended March 31, 2003 and 2002 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

At March 31, 2003, the Company had the following three types of out-license and development contracts, with the counterparts identified below:

•                  Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan (shared product license):

British Biotech plc

•                  License to a single target antigen (single target license):

Boehringer Ingelheim International GmbH

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

Abgenix, Inc.

Genentech, Inc.

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

Generally, upfront payments on single target licenses are deferred over the period of the Company’s substantial involvement during development.  ImmunoGen employees are available to assist the Company’s collaborators during the development of the collaborators’ products.  The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  The Company believes this period of involvement is, on average, six years.  At each reporting period, the Company looks at individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period appropriately to reflect any such change. In the event that a single target license were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.  As discussed further in Note B, Agreements, in February 2003 the Company’s product license with GlaxoSmithKline terminated.  During the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the amount of the GlaxoSmithKline upfront fee that remained as deferred revenue at the date of termination of the license.

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

The Company may produce preclinical and clinical materials for each of its collaborators and, at the collaborators’ request, may perform process development work.  The Company also produces preclinical material for potential collaborators under material transfer agreements.  Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services.  The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.  The Company recognizes revenue on process development services as those services are performed.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at March 31, 2003 and June 30, 2002 represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.  Also included in Unbilled Revenue are costs the Company has incurred in completing development work on behalf of its collaborators but has not yet invoiced.

Prepaid and Other Current Assets

Included in Prepaid and Other Current Assets at June 30, 2002 is $1.3 million related to prepayments made to an antibody manufacturer to reserve manufacturing space and partial payment for antibody that had not been delivered to the Company at June 30, 2002.  Under the terms of the Company’s shared product license collaboration with British Biotech, as amended by a letter agreement dated August 2, 2002, the Company is responsible for certain manufacturing, antibody and process development costs.  Based upon the amended agreement with British Biotech, the Company determined that a valuation allowance of $492,000 was required to reduce the value of the prepaid material to its estimated net realizable value as of June 30, 2002.  The valuation allowance represents that portion of the estimated cost of the antibody that British Biotech will not reimburse the Company for under the amended license agreement.   Subsequent to June 30, 2002, the Company expenses as incurred (or paid, in the case of prepayments) that portion of the cost of antibody that it will not be reimbursed for under the terms of the amended license agreement with British Biotech.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured by the Company for its collaborators. Inventory is stated at the lower of cost or market.

Inventory is summarized below:

	March 31, 2003	June 30, 2002

Raw materials, net	$3,099,726	$1,591,720
Work in process, net	1,742,914	846,729
Finished goods, net	134,098	449,999

Total	$4,976,738	$2,888,448

Included in inventory is a valuation allowance of $791,000 and $261,000 as of March 31, 2003 and June 30, 2002, respectively.  The valuation allowance represents the cost of ansamitocin P3 and DM1 that the Company considers to be excess based on current collaborator firm fixed orders and projections and the cost of huN901 conjugate produced for British Biotech that the Company is required to pay pursuant to the terms of the amended license agreement.

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

The Company produces preclinical and clinical materials for its collaborators either in anticipation or in support of clinical trials or for process development and analytical purposes.  Under the terms of supply agreements with two of its collaborators, the Company generally receives rolling six month firm fixed orders for conjugate that the Company is required to manufacture and rolling twelve month manufacturing projections for how much conjugate the collaborator expects to need in any given twelve-month period.  The Company’s other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements.  The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ projections.  To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

At March 31, 2003, the Company’s on-hand supply of DM1 and ansamitocin P3 (including $476,000 of DM1 inventory the Company acquired from GlaxoSmithKline, $1.9 million of product received during the nine-month period ended March 31, 2003 from the DM1 manufacturer and $900,000 of ansamitocin P3 held at its third party manufacturers) represented more than a twelve-month supply based upon current collaborator firm fixed orders and projections.  In the quarter ended March 31, 2003, the Company recorded as research and development expense $823,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that the Company has identified as excess based upon the Company’s inventory policy as described above. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has additional excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

In April 2003, one of the Company’s collaborators informed ImmunoGen that it may explore alternative sources of ansamitocin P3 and/or DM1.  In applying its inventory policy, the Company has included this collaborator’s firm fixed orders and 12-month order projections in the determination of the Company’s 12-month supply of ansamitocin P3 and DM1.  At March 31, 2003, the Company believes that approximately $1.7 million of its ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, the Company will evaluate its inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  The Company is unable to estimate when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method, equaled 758,793 and 3,970,629 for the three months ended March 31, 2003 and 2002, respectively, and 856,776 and 4,125,542 for the nine months ended March 31, 2003 and 2002, respectively. Common stock equivalents have not been included in the net loss per common share calculations for the three and nine months ended March 31, 2003 and 2002 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and nine months ended March 31, 2003, total comprehensive loss equaled $4.9 million and $13.5 million, respectively. For the three and nine months ended March 31, 2002, total comprehensive loss equaled $7.4 million and $10.3 million, respectively.  Comprehensive loss was comprised entirely of net loss and the change in net unrealized gains recognized on available-for-sale securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees.  Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s basic and diluted net loss per common share for the three and nine months ended March 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss, as reported	$(4,616,581)	$(6,872,868)	$(13,123,316)	$(10,197,643)

Deduct: Total stock-based compensation expense determined under the fair value method for all awards	(1,414,377)	(1,479,754)	(4,615,810)	(4,537,361)

Pro forma net loss	$(6,030,958)	$(8,352,622)	$(17,739,126)	$(14,735,004)

Basic and diluted net loss per common share, as reported	$(0.11)	$(0.17)	$(0.31)	$(0.26)

Basic and diluted net loss per common share, pro forma	$(0.15)	$(0.21)	$(0.42)	$(0.37)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” (SFAS 148).  SFAS 148 amends SFAS 123 to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition and annual disclosure provision of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002.  The Company has not adopted the fair value method of accounting for stock-based compensation and will continue to apply APB 25 for its stock-based compensation plans.  The Company has incorporated the interim disclosure requirements of SFAS 148 at March 31, 2003, discussed above in this footnote, and will incorporate the annual disclosure requirements of SFAS 148 in its Annual Report on Form 10-K for the fiscal year ending June 30, 2003.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

B.            Agreements

In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and the Company, GlaxoSmithKline gave written notice to the Company that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the product license.  In February 2003, the Company regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license.  In June 2002, GlaxoSmithKline informed the Company that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of the companies’ license agreement.  The Company conducted negotiations with GlaxoSmithKline.  However, the Company determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  The Company is now free to relicense the product as it considers most appropriate.

In the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the portion of the upfront payment GlaxoSmithKline paid to ImmunoGen that remained in deferred revenue at the date of termination of the product license agreement.  Included in collaboration revenue in the statement of operations for the three and nine months ended March 31, 2003, is $348,000 and $431,000, respectively, of the previously received upfront payment that was recognized as revenue.

In February 2003, GlaxoSmithKline and ImmunoGen finalized all outstanding financial matters under their various collaboration agreements.  Included in other income for the three and nine months ending March 31, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration.

On November 19, 2002, Millennium informed the Company that clinical trials of MLN2704 (formerly known as MLN591DM1) had been initiated. The achievement of this milestone triggered a milestone payment of $1.0 million from Millennium to ImmunoGen.  This milestone payment is included in collaboration revenue in the accompanying statement of operations for the nine months ended March 31, 2003, the period in which the milestone was earned.

On October 8, 2002, Boehringer Ingelheim confirmed with the Company that clinical trials of the novel anti-cancer agent, bivatuzumab mertansine, composed of ImmunoGen’s DM1 effector molecule and Boehringer Ingelheim’s anti-CD44v6 antibody had been initiated on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. This milestone payment is included in collaboration revenue in the accompanying statement of operations for the nine months ended March 31, 2003.

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

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of March 31, 2003, the Company had repurchased 3,619,062 shares of its common stock at a total cost of $10.9 million.

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company issued 4,080 shares of common stock and 6,362 stock units to Non-Employee Directors of the Company during the nine months ended March 31, 2003.

During the nine months ended March 31, 2003, a holder of options issued under the Company’s Restated Stock Option Plan exercised its rights to acquire an aggregate of 1,500 shares of common stock at an exercise price of $1.31 per share.  The total proceeds from this option exercise, $1,970, will be used to fund current operations.

D.            Commitments and Contingencies

In March 2002, the Company settled a claim with a third party and its principals (together, the Settling Parties) relating to compensation for the provision of services.  The settlement of the claim included the issuance of restricted shares of the Company’s common stock (the Settlement Proceeds) in favor of the Settling Parties.  The Settling Parties subsequently alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds.  The Company expressly denied these allegations.  In December 2002, the Company entered into a supplemental settlement and release with the Settling Parties and in January 2003 paid the Settling Parties $400,000 to settle all alleged claims.  In the quarter ended September 30, 2002, the Company established a reserve of $400,000, the estimated amount of the settlement.  The reserve is included in general and administrative expense in the accompanying statement of operations for the nine months ended March 31, 2003.

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

In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline gave us written notice that it would relinquish all rights to develop and commercialize cantuzumab mertansine under the product license.  In February 2003, we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license.  In June 2002, GlaxoSmithKline informed us that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  We are now free to relicense the product as we consider most appropriate.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future.  As of March 31, 2003, we had approximately $109.8 million in cash and marketable securities.  We anticipate that our current capital resources and future collaboration payments, if any, will enable the Company to meet its operational expenses and capital expenditures for at least the next three fiscal years. We do not anticipate that we will have a commercially approved product within the foreseeable future.  Research and development expenses are expected to increase in the near term as we continue our development efforts.  In the next six months we expect to pay out approximately $200,000 to complete the expansion of our development and pilot manufacturing facility in Norwood, Massachusetts.  On July 23, 2002, we signed a sublease on approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts.  We expect that we will spend approximately $600,000 over the next six months to complete renovation of this additional space.

On August 27, 2002, we announced that, effective immediately, our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of March 31, 2003, we had repurchased 3,619,062 shares of our common stock at a total cost of $10.9 million.  We anticipate that we will purchase additional shares of our common stock under the repurchase program.  As our repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements and inventory.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements.  We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement.  We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and FDA approval.  We estimate that this time period is generally six years.  The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development.  Any difference between our estimated period of involvement during development and our actual period of involvement could have a material affect upon our results of operations.  In February 2003, our full product license with GlaxoSmithKline terminated.  During the quarter ended March 31, 2003, we recognized as revenue $348,000, the amount of the GlaxoSmithKline upfront fee that remained as deferred revenue at the date of termination of the license.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider any DM1 or ansamitocin P3 raw material inventory in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such raw material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DM1 and ansamitocin P3 raw material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12 months’ usage of DM1 and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  In the quarter ended March 31, 2003, we recorded as research and development expense $823,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that we have identified as excess based upon our inventory policy.

In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1.  In applying our inventory policy, we included this collaborator’s firm fixed orders and 12-month order projections in the determination of our 12-month supply of ansamitocin P3 and DM1.  At March 31, 2003, we believe that approximately $1.7 million of our ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, we will evaluate our inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  We are unable to estimate when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2003 and 2002

Revenues

Our total revenues for the three months ended March 31, 2003 were $1.5 million compared with $1.2 million for the three months ended March 31, 2002.  The 20% increase in revenues in the quarter ended March 31, 2003 compared to the same period in the prior year is primarily attributable to the recognition as collaboration revenue of $348,000, that portion of the upfront payment received from GlaxoSmithKline that remained as deferred revenue at the termination of the product license in February 2003.

During the three months ended March 31, 2003 we recognized collaboration revenue of $348,000 from GlaxoSmithKline, $161,000 from Genentech, $125,000 from Abgenix, $111,000 from Millennium, and $42,000 from Boehringer Ingelheim.  During the same period in 2002, we recognized collaboration revenue of $42,000 from GlaxoSmithKline, $177,000 from Genentech, $117,000 from Abgenix, $83,000 from Millennium, and $42,000 from Boehringer Ingelheim. Deferred revenue of $11.7 million as of March 31, 2003 represents accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline gave us written notice that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the product license, thereby terminating the product license. At December 31, 2002, approximately $348,000 of the previously received upfront payment remained as deferred revenue.  In the quarter ended March 31, 2003, we recognized the remaining $348,000 of the upfront payment as revenue.

In February 2003, together with GlaxoSmithKline, we finalized all outstanding financial matters under our various collaboration agreements.  Included in other income for the three and nine months ended March 31, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration.

Clinical materials reimbursement of $492,000 in the three months ended March 31, 2003 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2002, clinical materials reimbursement was $602,000. The cost of clinical materials reimbursed for the quarters ended March 31, 2003 and March 31, 2002 was $440,000 and $557,000, respectively. Under certain collaborative agreements, we are reimbursed our fully burdened cost to produce clinical materials plus a profit margin.  During the quarters ended March 31, 2003 and 2002, we earned clinical materials reimbursement on which we were entitled to a profit margin of $53,000 and $45,000, respectively.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Development fees increased 20% in the three months ended March 31, 2003 to $178,000 from $149,000 for the same period in 2002.  Development fees represent the reimbursement of our fully burdened costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

We report research and development expense net of reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

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

GlaxoSmithKline recently completed its last phase I clinical trial of cantuzumab mertansine.  In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In June 2002, GlaxoSmithKline informed us that it had elected not to advance cantuzumab mertansine into Phase II clinical development under the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  We are now free to relicense the product as we consider most appropriate.  We expect that the future cost, if any, to develop cantuzumab mertansine will be borne by a collaborative partner if we are successful in relicensing the product.  We do not expect to incur significant additional costs related to the continued clinical development of cantuzumab mertansine, unless a future collaborative partner will reimburse such costs.

British Biotech is currently conducting a phase I and a phase I/II clinical trial of huN901-DM1/ BB-10901. The Phase I/II study is being conducted in the United States. British Biotech is also conducting a Phase I clinical trial of huN901-DM1/BB-10901 in the United Kingdom. We anticipate that both trials of huN901-DM1/ BB-10901 will be completed in the first half of calendar year 2004. However, the actual length of these trials may vary from our estimates.  Additionally, British Biotech is the sponsor of these trials and, as such, has control over the clinical trial schedule and progress.

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

Our three internally developed product candidates that are most advanced as of March 31, 2003 are huMy9-6-DM1, an anti-IGF1-R antibody and a third product.  huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia.  huMy9-6-DM1 is in preclinical development.  We intend to continue to conduct preclinical safety and efficacy studies on huMy9-6-DM1.  Pending the successful preclinical development of huMy9-6-DM1 and favorable outcome of preclinical safety and efficacy studies and any other studies, we expect to be prepared to file an Investigational New Drug application (IND) for huMy9-6-DM1 in the next nine to 15 months.  The actual filing of this IND is dependent upon the development of huMy9-6-DM1 and the results of any and all preclinical studies and the financial and human resources that we are able to direct to the development of the product and completion of the IND application.  As a result, the timing of the filing of this IND, if it occurs at all, may vary from our estimates.

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

DM1 is the cytotoxic agent that we currently use in the manufacture of all of our collaborators’ and our own conjugates.  In order to enhance manufacturing yields, we have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3, the precursor to DM1.  We also continue to devote considerable resources to improve the DM1 manufacturing processes.  In connection with these efforts, we anticipate that we will incur research and development expense of $400,000 over the next three months.

We generally do not track our historical research and development costs by project; rather, we track such costs by department and expense category.  For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expenses.

Research and development expenses for the three months ended March 31, 2003 decreased 12% to $6.3 million from $7.2 million for the three months ended March 31, 2002.  Included in research and development expense for the three months ended March 31, 2002 is a charge of $1.5 million to record cantuzumab mertansine inventory at its estimated realizable value because certain clinical trials of cantuzumab mertansine were completed earlier than anticipated.  During the same period in 2002, we established reserves of $561,000 and $157,000 to reduce the value of the prepaid material related to huN901 antibody and huN901-DM1 inventory, respectively, to our estimate of their net realizable values.  The charges represented that portion of the estimated cost of the huN901 antibody that we had agreed to pay pursuant to the terms of the amended license agreement with British Biotech.  Included in research and development expense for the three months ended March 31, 2003 is $796,000 of antibody we purchased in anticipation of potential future clinical trials.  In addition, during the three months ended March 31, 2003, we recorded as research and development expense $823,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1.  Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DM1 and ansamitocin P3 at March 31, 2003 represents more than a twelve-month supply. On-hand quantities in excess of 12 months' usage are therefore considered excess under our inventory policies and are recorded at their net realizable value.

In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DM1 process development.  Included in the three months ended March 31, 2003 and March 31, 2002 were $620,000 and $962,000, respectively, of expenses related to ansamitocin P3 and DM1 process development.  In September 2000 and November 2000, we entered into process development collaborations with MorphoSys AG and Genzyme Transgenics Corporation, respectively, related to our internal research development efforts and our collaboration with British Biotech.  Included in the three months ended March 31, 2003 and 2002 are $6,000 and $1.0 million, respectively, in expenses related to these contracts.

Research and development compensation and benefits increased by $348,000 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as a result of personnel increases.  The number of research and development personnel increased to 90 at March 31, 2003 compared to 71 at March 31, 2002.  Included in salaries and wages for the three months ended March 31, 2002 was approximately $209,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the three months ended March 31, 2003.  During the three months ended March 31, 2003 and March 31, 2002, we produced three and eight batches of conjugates, respectively, on behalf of certain collaborators. Due to lower utilization of the Norwood pilot manufacturing plant during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, manufacturing and quality control costs included in research and development expense increased approximately $800,000.  This increase represents the cost of operating the Norwood plant that we were unable to allocate to the cost of batches manufactured on behalf of our collaborators during the quarter. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2003 decreased 5% to $1.5 million from $1.6 million for the three months ended March 31, 2002.  As discussed above, for the three-month period ended March 31, 2002, we established a valuation allowance to record the cantuzumab mertansine inventory at its estimated realizable value.  Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses for the three months ended March 31, 2002.  Compensation and benefits decreased $92,000 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Included in general and administrative salaries and wages for the three months ended March 31, 2002 was approximately $104,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the three months ended March 31, 2003.

Interest Income

Interest income for the three months ended March 31, 2003 decreased 45% to $592,000 from $1.1 million for the three months ended March 31, 2002. The decrease is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Realized Gains on Investments

Realized gains on investments were $163,000 and $170,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease is attributable to the timing of investment sales.

Comparison of Nine Months ended March 31, 2003 and 2002

Revenues

Our total revenues for the nine months ended March 31, 2003 were $6.3 million compared with $4.2 million for the nine months ended March 31, 2002.  The 50% increase in revenues in the nine months ended March 31, 2003 compared to the same period in the prior year is primarily attributable to milestones achieved under our single target license agreements with Boehringer Ingelheim and Millennium Pharmaceuticals.  On October 8, 2002, Boehringer Ingelheim confirmed to us that clinical trials of the novel anti-cancer agent, bivatuzumab mertansine, composed of our DM1 effector molecule and Boehringer Ingelheim’s anti-DC44v6 antibody had been initiated on or about September 24, 2002.  The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to us.  On November 21, 2002, we announced that ImmunoGen had earned a $1.0 million milestone payment under its single target license agreement with Millennium upon Millennium’s initiation of clinical trials with MLN2704 (formerly known as MLN591DM1).  These milestone payments were recognized as revenue during the nine months ended March 31, 2003.

During the nine months ended March 31, 2003, we recognized collaboration revenue of $431,000 from GlaxoSmithKline,

which includes $348,000 that represents the portion of the upfront payment GlaxoSmithKline had previously paid to ImmunoGen that had not been recognized as revenue at the date of the termination of the license agreement, $482,000 from Genentech, $375,000 from Abgenix, $1.3 million from Millennium, including the $1.0 million milestone payment discussed above, and $1.1 million from Boehringer Ingelheim, including the $1.0 million milestone payment referred to above.  During the same period in 2002, we recognized collaboration revenue of $135,000 from GlaxoSmithKline, $531,000 from Genentech, $317,000 from Abgenix, $221,000 from Millennium, and $42,000 from Boehringer Ingelheim.  Deferred revenue of $11.7 million as of March 31, 2003 represents accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

Clinical materials reimbursement of $2.3 million and $2.4 million in the nine months ended March 31, 2003 and 2002, respectively, represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators.  The cost of clinical materials reimbursed for the nine months ended March 31, 2003 and 2002 were $2.0 million and $2.3 million, respectively. Under certain collaborative agreements, we are reimbursed our fully burdened cost to produce clinical materials plus a profit margin.  During the nine months ended March 31, 2003 and 2002, we earned clinical materials reimbursement on which we were entitled to a profit margin of $231,000 and $45,000, respectively.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Development fees decreased 52% in the nine months ended March 31, 2003 to $267,000 compared to $558,000 for the same period in 2002. Development fees represent the reimbursement of our fully burdened costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2003 increased 34% to $17.0 million from $12.7 million for the nine months ended March 31, 2002. Included in research and development expense for the nine months ended March 31, 2003 is $3.0 million of antibody that we purchased in anticipation of potential future clinical trials.  As discussed above, included in research and development expenses for the nine months ending March 31, 2003 is $823,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1.  Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DM1 and its precursor ansamitocin P3 represented more than a twelve-month supply and quantities in excess of a twelve-month supply are considered excess under our inventory policy.  During the nine months ended March 31, 2002, we recorded charges of $1.5 million and $718,000 to reduce the value of cantuzumab mertansine inventory and huN901 prepaid assets and inventory, respectively, to their net realizable value.

In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DM1 process development.  Included in the nine months ended March 31, 2003 and March 31, 2002 were $2.3 million and $1.2 million, respectively, of expenses related to ansamitocin P3 and DM1 process development.  In September 2000, November 2000, February 2001, and March 2001, we entered into process development collaborations with MorphoSys AG, Genzyme Transgenics Corporation, Raven Biotechnologies, Inc. and Avalon, Inc., respectively, related to three of our internal research development efforts and our collaboration with British Biotech.  Included in the nine months ended March 31, 2003 and 2002 are $92,000 and $2.2 million, respectively, in expenses related to these contracts.

During the nine months ended March 31, 2003 and 2002, we produced eleven and 24 batches of conjugates, respectively, on behalf of certain collaborators. Due to lower utilization of the Norwood pilot manufacturing plant during the nine months ended March 31, 2003 as compared to the same period in 2002, manufacturing and quality control costs included in research and development expense increased approximately $1.8 million.  This increase represents the cost of operating the Norwood plant that we were unable to allocate to the cost of batches manufactured on behalf of our collaborators during the period.

The number of research and development personnel increased to 90 at March 31, 2003 compared to 71 at March 31, 2002.  Research and development compensation and benefits increased by $1.1 million in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 as a result of the personnel increases.  Included in salaries and wages for the nine months ended March 31, 2002 was approximately $549,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the nine months ended March 31, 2003. Patent costs increased $213,000 in the nine months ended

March 31, 2003 compared to the same period in the prior year.  Facilities costs increased $533,000 in the nine months ended March 31, 2003 compared to the same period in the prior year due to the costs associated with our new facility at 148 Sidney Street, Cambridge, Massachusetts.

In June and September 2001 we entered into process development agreements with a third party. Under the original terms of the agreements, the third party and ImmunoGen shared equally certain development costs.  These agreements required the third party to reimburse us for a portion of certain development costs that we had expensed in prior periods, which, due to the nature of the agreements, was accounted for as a reduction of research and development expenses totaling $414,000 in the nine months ended March 31, 2002.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2003 increased 13% to $4.5 million from $4.0 million for the nine months ended March 31, 2002.  A legal settlement reserve of $400,000 was recorded during the nine months ended March 31, 2003, for the probable settlement of a claim asserted against the Company.  General and administrative expenses for the nine months ended March 31, 2003 and 2002 are reported net of $101,000 and $517,000, respectively, of expenses for which we are entitled to reimbursement from our collaborators. As discussed above, we established a valuation allowance to record the cantuzumab mertansine inventory at its estimated realizable value.  Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses for the nine months ended March 31, 2002.  Included in general and administrative salaries and wages for the nine months ended March 31, 2002 was approximately $228,000 related to estimated and accrued bonuses.  There is no similar expense or accrual in the nine months ended March 31, 2003.

Interest Income

Interest income for the nine months ended March 31, 2003 decreased 45% to $2.2 million from $4.0 million for the nine months ended March 31, 2002. The decrease is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Realized Gains on Investments

Realized gains on investments were $534,000 and $734,000 for the nine months ended March 31, 2003 and 2002, respectively.  The decrease is attributable to the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had approximately $7.4 million in cash and cash equivalents and $102.4 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We have used a portion of the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium, and Boehringer Ingelheim, the sale of equity securities to Abgenix, the exercise of a put option to GlaxoSmithKline, the exercise of stock options and warrants to purchase common stock and income earned on invested assets.

Net cash used in operations during the nine months ended March 31, 2003 was $14.1 million compared to $10.3 million during the nine months ended March 31, 2002. This increase in operational cash use is largely due to the increase in operating expenses discussed above, as well as a cash payout of the fiscal year 2002 bonus in July 2002.

Net cash provided by investing activities was $16.1 million for the nine months ended March 31, 2003 compared to $9.9 million for the nine months ended March 31, 2002.  Cash provided by investing activities in the nine months ended March 31, 2003 and 2002 reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures. In addition, during the nine months ended March 31, 2003, we paid a deposit of $1.9 million, against which we have capitalized expenses of $1.8 million, relating to the renovation of the laboratory and office space we have leased at 148 Sidney Street. Capital expenditures were $3.1 million and $2.8 million for the nine months ended March 31, 2003 and 2002, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash used for financing activities was $10.8 million for the nine months ended March 31, 2003 compared to net cash provided by financing activities of $5.7 million for the nine months ended March 31, 2002.  For the nine months ended March 31, 2003 net cash used for financing activities reflects the repurchase of 3,579,062 shares of common stock of the Company.  At March 31, 2003, the Company had commitments to purchase an additional 40,000 shares for $100,051.  For the nine months ended March 31, 2002, net cash provided by financing activities reflects the proceeds to the Company from exercises of warrants and stock options.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidate, huN901-DM1/BB-10901, is only currently in the Phase I/II stage of clinical trials.    Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and effectiveness data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

•                                            successfully commercialize existing and future product candidates; and

•                                            develop antibodies for additional product candidates and discover additional cell surface markers for antibody development.

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into a collaboration agreement with British Biotech with respect to one of our products, huN901-DM1/BB-10901. Our other product that has completed three Phase I human clinical trials, cantuzumab mertansine, was previously licensed to GlaxoSmithKline.  We regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs. The development, regulatory approval and commercialization of these two clinical-stage product candidates depend primarily on the efforts of collaborative partners.

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

We regained the development and commercialization rights to cantuzumab mertansine and we are now free to relicense the product as we consider most appropriate.  While we intend to seek a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we cannot be certain that we will be successful in our efforts to outlicense this product.  Furthermore, even if we are successful in contracting with a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we may reach an agreement on terms that are less favorable to us than the GlaxoSmithKline agreement. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs.

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

In addition, we run a pilot manufacturing facility.  A significant portion of the cost for salaries of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators.  If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the pilot manufacturing facility will be charged to our collaborators and our financial condition could be significantly harmed.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of March 31, 2003, we had an accumulated deficit of $197.0 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trial and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process.   Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

PART II. OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of March 31, 2003, the Company had repurchased 3,619,062 shares of its common stock at a total cost of $10.9 million.  Through May 12, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

During the nine months ended March 31, 2003, a holder of options issued under the Company’s Restated Stock Option Plan exercised its rights to acquire an aggregate of 1,500 shares of common stock at an exercise price of $1.31 per share.  The total proceeds from this option exercise, $1,970, will be used to fund current operations.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 99.1            Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Form 8-K dated January 14, 2003 – Item 9:  Regulation FD Disclosure

Form 8-K dated January 24, 2003 – Item 5:  Other Events

Form 8-K dated February 12, 2003 – Item 9:  Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 13, 2003	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2003	By:	/s/ Gregg D. Beloff
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

Date: May 13, 2003
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

Date: May 13, 2003
/s/ Gregg D. Beloff
Gregg D. Beloff
Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002