Form 10-K
period 2003-06-30
IMMUNOGEN INC
filed 2003-09-26
CIK 855654

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 Sidney Street, Cambridge, MA 02139
(Address of principal executive offices, including zip code)

(617) 995-2500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at December 31, 2002: $129,673,115 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at December 31, 2002: 42,201,943 shares.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

The Company

        We are a leader in the discovery and development of therapeutic monoclonal antibodies and novel treatments in the field of oncology. Our expertise in antibodies and cancer has permitted us to generate both proprietary products and technologies. Our lead technology, tumor-activated prodrug, or TAP, uses antibodies to deliver powerful drugs to cancer cells. Our TAP technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. This targeted delivery technology increases the potency of these cancer-specific antibodies, which allows our drugs to kill cancer cells with minimal harm to healthy tissue.

        We believe that our expertise in antibodies and our TAP technology will enable us to become a leader in the development of innovative biopharmaceutical treatments for cancer and other serious unmet medical needs. We plan to achieve this goal by carrying out a business model that exploits our proprietary methods of discovering and developing antibodies as well as our broad scientific capabilities and drug development expertise in oncology. In addition to the use of our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer products, we also out-license our TAP technology to other companies for use with their antibodies. We currently have technology out-license agreements with Genentech, Inc., Millennium Pharmaceuticals, Inc., Abgenix, Inc. and Boehringer Ingelheim International GmbH that permit these companies to use our TAP technology with their antibodies to develop their own TAP products. We have also entered into a collaboration and out-license agreement with Aventis Pharmaceuticals, Inc. to discover, develop, and commercialize novel antibody-based anticancer products. The collaboration focuses on the development of three licensed products and the discovery of additional targets and products. Our collaboration with Aventis is more fully discussed in "Out-Licenses and Collaborations," below and in Note J to the ImmunoGen, Inc. consolidated financial statements for the year ended June 30, 2003, included in Item 8 of this Form 10-K. Finally, we licensed certain rights to one of our clinical-stage TAP products, huN901-DM1 (BB-10901), to British Biotech plc. Our technology out-license and product license agreements provide cash inflow to ImmunoGen through upfront and milestone payments, as well as royalties on any resulting product sales. These cash inflows partially finance the development of our internal antibody and oncology products and the continued development of our TAP technology.

        huN901-DM1 consists of the humanized N901 antibody linked to our DM1 effector molecule. huN901-DM1 is being tested as a single agent in Phase I/II studies in patients with small-cell lung cancer or other tumors of neuroendocrine origin. Our partner, British Biotech, is conducting two regulatory trials with our product candidate, huN901-DM1. The Phase II leg of a Phase I/II study is being conducted in the United States and a Phase I study is being performed in the United Kingdom. We retain worldwide manufacturing rights to huN901-DM1 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

        Our second clinical TAP product candidate, cantuzumab mertansine, consists of the humanized C242 monoclonal antibody linked to our small drug effector molecule DM1. Cantuzumab mertansine has been found to be well tolerated in three Phase I clinical trials. We licensed rights to cantuzumab mertansine to GlaxoSmithKline in 1999. In February 2003, GlaxoSmithKline terminated our license agreement and we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license. We are now free to relicense the product as we consider most appropriate.

        In addition to our own products, two collaborators that licensed our TAP technology have also commenced clinical trials. Millennium licensed our maytansinoid technology, including DM1, for the development of TAP products for cancers expressing prostate-specific membrane antigen (PSMA). On November 19, 2002, Millennium informed ImmunoGen that clinical trials of MLN2704 had been initiated. Boehringer Ingelheim licensed our maytansinoid TAP technology for use with antibodies that target CD44, such as their anti-CD44v6 antibody. On October 8, 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had been initiated on or about September 24, 2002.

        For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

        ImmunoGen was organized as a Massachusetts corporation in March 1981. Our principal executive offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com. ImmunoGen's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the "Investor Relations" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Our Market Opportunity

        According to the American Cancer Society, cancer is a leading cause of death worldwide and the second leading cause of death in the United States with approximately 1.3 million new cases and over 550,000 deaths expected this year. Because cancer is a progressive disease, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year. The National Cancer Institute estimates that there are approximately 9.6 million people currently residing in the United States who have been diagnosed with cancer at some point during their lifetime. Surgery, radiation therapy and chemotherapy are all widely used in the treatment of cancer, but frequently prove to be incomplete or ineffective and are often toxic to patients. We have developed our TAP technology to address this unmet therapeutic need.

        Monoclonal antibodies have been widely tested and used as potential cancer therapeutics. The rapid discovery and validation of antibody targets combined with advances in the technologies for developing and producing antibody products have led to growing interest in the commercial development of antibodies as therapeutic products. Antibodies such as Genentech's Herceptin® (Trastuzumab) and IDEC Pharmaceuticals Corp.'s Rituxan® (Rituximab) collectively have generated in excess of $1 billion in sales in 2002 and, we believe, validate the use of antibodies in the treatment of cancer. Using our antibody discovery and development expertise, we can rapidly generate highly specific antibodies against validated targets. However, while certain antibodies demonstrate anti-tumor activity as a single agent, others have not been potent enough on their own to kill cancer cells. Using our TAP technology we can significantly improve the potency and efficacy of a monoclonal antibody by attaching a cytotoxic payload to it. When engineered properly, an antibody acts as a delivery vehicle carrying our powerful small molecule drugs specifically to cancer cells thereby minimizing the effect on healthy tissue.

Our Tumor-Activated Prodrug Technology

        Our tumor-activated prodrug, or TAP, technology consists of an antibody that is chemically linked, or conjugated, to a small molecule drug that serves as an effector molecule. The antibodies we use target and bind specifically to antigen targets that are primarily found on the surface of certain types of cancer cells. Once bound to the cell surface, the TAP product is internalized and the effector molecules are released and activated, killing the cancer cell.

        Because TAP products are inactive until the drug component is released from the antibody component inside the target cell, each TAP product is a prodrug. This means that the effector molecule remains inactive while circulating in the body and is only activated once inside the target cell, thereby causing minimal harm to healthy tissue. This prodrug design allows us to deliver significantly more drug to the patient than would be the case if the drug was administered detached from the antibody.

        The small molecule drug we currently use in all of our TAP products is the maytansinoid, DM1, which is a semisynthetic derivative of a naturally occurring substance called maytansine. Maytansinoid agents, such as our DM1, are potent inhibitors of cell division and can kill cancer cells at exceedingly low concentrations.

        In addition to DM1, we have tested other maytansinoids as well as other potent effector molecules belonging to other classes of small molecule drugs. Laboratory and preclinical tests lead us to believe that some of these small molecule drugs offer great promise for use as effector molecules with our TAP products.

        We believe our TAP products will offer advantages over other cancer treatments because we design the products to have the following attributes:

  •
  HIGH SPECIFICITY. We develop our TAP products with antibodies that bind to specific markers primarily expressed on certain types of cancer cells to pinpoint treatment only to the targeted cell.

  •
  HIGH POTENCY. We use highly potent small molecule effector drugs that are at least 100 to 10,000 times more cytotoxic than traditional chemotherapeutics.

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

Additional Cancer Therapeutics

        We also apply our antibody and cancer expertise in the discovery and development of novel therapeutic antibodies that are effective in unconjugated, or naked, form. These antibodies operate either by directly sending a cell-killing signal through the membrane of the cancer cell or by the recruitment of an immune response that leads to cell death. We have extensive experience and know-how that facilitates the efficient generation of highly specific antibody product candidates. Using our proprietary antibody resurfacing technology, these antibodies are engineered to resemble human antibodies and thereby avoid an unwanted response by the patient's immune system. We believe that as products, our antibodies have several potential clinical and commercial advantages over traditional therapies. These advantages include a faster product development cycle and fewer unwanted side effects as a result of high specificity for the disease target.

Business Goals and Strategy

        Our goal is to become a leader in the development of therapeutic antibodies and innovative biopharmaceutical treatments for cancer. We plan to achieve this goal by carrying out a business model that is designed to leverage our proprietary TAP technology as well as our scientific and technological capabilities in oncology and the generation and development of antibody therapeutics. Specifically, we license our TAP technology to third parties to generate cash flow to ImmunoGen through upfront, milestone, and royalty payments on any resulting product sales. These cash inflows partially finance the cost of developing our internal products and the continued development of our TAP technology. Our broad range of product-focused partnerships that leverage our antibody and TAP expertise provides a risk-reduced path to commercialization and supports the continued aggressive advancement of our technology and clinical pipeline. We intend to build long-term value by exploiting our TAP technology platform and broad expertise in target discovery and antibody development, through out-license agreements as well as the development of our own products, to create novel therapeutics that address significant unmet medical needs.

        We have entered into technology out-license collaborations with leading biotechnology and pharmaceutical companies, including Aventis, Genentech, Millennium, Abgenix and Boehringer Ingelheim. These arrangements are structured to provide us with upfront fees, milestone payments and royalties if our collaborators are successful in developing and commercializing products. Under each of these arrangements, we work cooperatively with the other party to enhance the development of commercially viable products. Specifically, we support our collaborators by working with each company to identify and refine processes for developing, testing and manufacturing their TAP or antibody products. We also manufacture Phase I and non-pivotal Phase II clinical product on a fully burdened cost and, in some collaborations, a cost plus, reimbursement basis.

        We apply the cash flows from our out-license deals to the development of our own products and the continued development of our TAP technology. With respect to our products, we feed our pipeline with a combination of both internally-developed and acquired targets. We also acquire drug discovery technology through in-license agreements or other strategic arrangements with third parties. We conduct our own in-house discovery and development efforts and, to date, our internal development efforts have been responsible for our huC242 and huN901 antibodies, as well as for several research and development stage therapeutic candidates, including huMy9-6-DM1, anti-IGF-IR antibody, and several others.

        We believe that the key initiatives to successfully carry out our business model are:

  •
  DEVELOP AND ADVANCE OUR PROPRIETARY PRODUCT PIPELINE. We currently have one TAP product candidate for which we own certain territorial rights, huN901-DM1, in human clinical trials. We now intend to capitalize on our technological expertise in antibodies and our disease expertise in oncology to broaden our proprietary pipeline by acquiring promising product candidates from third parties as well as developing such products internally. We also intend to exploit this pipeline by selectively out-licensing certain compounds for development by third parties. For example, we intend to relicense the rights to cantuzumab mertansine to a third party for further clinical development.

  •
  BROADEN OUR TECHNOLOGY BASE. We will continue to enhance our TAP technology platform by identifying and developing potential target candidates and effector molecules using the latest technological advances. Our target identification and product development activities take advantage of our own internal development capabilities as well as those we have acquired from third parties. We recognize the value of antibodies and small molecules as complementary tools for the treatment of cancer and believe they both have important roles to play in our continued development. Finally, we are pursuing, both internally and with third parties, innovative methods of manufacturing and process development.

  •
  SUPPORT OUR CURRENT COLLABORATORS. We have successfully out-licensed our TAP technology to third party collaborators. We anticipate that these arrangements will generate cash flow through upfront fees, milestone payments and royalties on the sales of any resulting products. Currently, two products from these collaborations, MLN2704 and bivatuzumab mertansine, are in Phase I clinical trials. We also out-licensed certain product candidates and technologies to Aventis to expedite their development. Our strong base of established strategic alliances with major pharmaceutical and biotechnology companies has the potential to provide us with substantial cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators' substantial resources and expertise in research, preclinical and clinical development, regulatory issues, manufacturing and marketing.

  •
  ESTABLISH AND EXPAND STRATEGIC ALLIANCES. We intend to continue to out-license our TAP technology to third party collaborators. We already have a strong base of established strategic alliances with major pharmaceutical and biotechnology companies and, in the future, we expect to enter into additional collaborations that provide us with substantial cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline and reduce our product development risks.

Product Candidates

        Three TAP product candidates are currently in human clinical trials. In addition, we have several other products, our own as well as those that are being developed in conjunction with our collaborators, in preclinical and research stages of development.

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

Product Candidate	Potential Cancer Indications	Status(1)	Partner
huN901-DM1	Small-cell lung cancer Other cancers of neuroendocrine origin	Phase I/II	British Biotech
Bivatuzumab mertansine	Multiple cancers	Phase I	Boehringer Ingelheim
MLN2704	Prostate cancer	Phase I	Millennium
Cantuzumab mertansine	Colorectal cancer Pancreatic cancer Non-small-cell lung cancer Gastric cancer	Phase I	ImmunoGen (2)
Trastuzumab-DM1	Multiple cancers	Preclinical	Genentech
HuMy9-6-DM1 Anti-IGF-IR antibody TAP Conjugates and antibodies	Multiple cancers	Research	ImmunoGen/Aventis
TAP Conjugates	Multiple cancers	Research	Genentech
TAP Conjugates	Multiple cancers	Research	Abgenix
TAP Conjugates	Multiple cancers	Research	Millennium

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

(2)
In February 2003, ImmunoGen regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline. Cantuzumab mertansine has been shown to be well tolerated in the three Phase I studies that have been completed. ImmunoGen intends to relicense the product. See "Cantuzumab Mertansine" and, under "Out-Licenses and Collaborations," see "GlaxoSmithKline plc" for further discussion.

Cantuzumab Mertansine

        Our TAP product candidate, cantuzumab mertansine, consists of the humanized C242 monoclonal antibody linked to our small drug effector molecule DM1. The CanAg receptor targeted by huC242 is found on colorectal, pancreatic, gastric and certain non-small-cell lung cancers, and is minimally expressed on normal human tissues. Cantuzumab mertansine has been found to be well tolerated in Phase I clinical trials and evidence of anticancer activity has been reported. In February 2003, GlaxoSmithKline terminated our license agreement and we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline and we are now free to relicense the product as we consider most appropriate.

Aventis Pharmaceuticals, Inc.

        As discussed more fully in "Out-Licenses and Collaborations," below and in Note J to the ImmunoGen, Inc. consolidated financial statements for the year ended June 30, 2003, included in Item 8 of this Form 10-K, in July 2003, we announced the signing of a collaboration agreement with Aventis to discover, develop, and commercialize novel antibody-based anticancer products. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in our pipeline: huMy9-6-DM1, anti-IGF-IR antibody and a third, unidentified product candidate for B-cell malignancies.

huN901-DM1

        Along with our partner British Biotech, we are developing the TAP product huN901-DM1 for the treatment of small-cell lung cancer, or SCLC. We retain worldwide manufacturing rights to huN901-DM1 and commercialization rights in North America and the rest of the world, excluding the European Union and Japan.

        Our huN901-DM1 TAP product was created by conjugating our effector molecule, DM1, with the humanized monoclonal antibody, huN901, which binds to a protein found on the surface of SCLC cells and certain other cancers of neuroendocrine origin. In preclinical studies, huN901-DM1 eradicated SCLC tumors. Under the same experimental conditions, other chemotherapies used to treat SCLC, such as cisplatin and etoposide, produced only a temporary interruption of tumor growth.

        SCLC is a serious and rapidly progressive form of lung cancer accounting for approximately 20% of all lung cancer cases according to the American Cancer Society. Existing treatments for SCLC include chemotherapy and radiotherapy, and although initial responses to therapy are often seen, patients commonly relapse and most die from their disease. Median survival for such patients is less than a year. The overall 5-year survival rate is estimated to be less than five percent.

        In May 2001, British Biotech initiated a Phase I/II trial for this product at two clinical sites in the United States. This study marks the first use of huN901-DM1 in cancer patients. Patients receive a once-weekly, intravenous dose of huN901-DM1 for four weeks, followed by two weeks off, which is defined as one cycle of treatment. Patients may be eligible to receive repeat cycles. The study is being conducted by Frank V. Fossella, M.D. at the University of Texas M. D. Anderson Cancer Center in Houston, and by Anthony W. Tolcher, M.D. at the Institute for Drug Development of the Cancer Therapy and Research Center, or CTRC, in San Antonio. In 2003, a third investigator, John McCann, M.D. at Bay State Medical Center in Springfield, MA, was added.

        In August 2002, British Biotech initiated a second Phase I trial for this product at two clinical sites in the United Kingdom. This study assesses daily dosing of the product and complements the weekly dosing study currently underway in the United States. The drug is administered daily for three successive days followed by an 18-day follow-up period. The study is being conducted at the Christie Hospital in Manchester, under the direction of Dr. Paul Lorigan and Dr. Malcolm Ranson of the

Department of Medical Oncology, at the Royal Marsden Hospital, under the direction of Dr. Mary O'Brien and at the Weston Park Hospital under the direction of Dr. Penella Woll.

        Both studies are open-label studies that will assess the safety, tolerability, and pharmacokinetics of increasing doses of huN901-DM1. Any evidence of biological activity, if observed, will also be reported. The eligible patients in the U.S. study have SCLC. The eligible patients in the U.K. study have SCLC or other tumors that express the CD56 antigen targeted by the drug's antibody component. British Biotech is conducting both trials and, as such, has control over the clinical trial schedule and progress.

        In July 2003, British Biotech announced its proposed acquisition of Vernalis. In late August 2003 the acquisition was declared unconditional in all respects after a significant majority of Vernalis' shareholders accepted British Biotech's tender offer. In connection with the acquisition, the merged company, which is proposed to be called Vernalis, has announced that it intends to review its merged product candidate portfolio. We anticipate that huN901-DM1 will be subject to review and we cannot, with any degree of certainty, predict the outcome of such review.

MLN2704

        Millennium licensed our maytansinoid technology, including DM1, for the development of TAP products for cancers expressing prostate-specific membrane antigen (PSMA). MLN2704 combines Millennium's monoclonal antibody MLN591 with DM1. On November 19, 2002, Millennium informed ImmunoGen that clinical trials of MLN2704 had been initiated. The achievement of this milestone triggered a milestone payment of $1.0 million from Millennium to ImmunoGen.

Bivatuzumab Mertansine

        Boehringer Ingelheim licensed our maytansinoid TAP technology, including DM1, for use with antibodies that target CD44, such as their anti-CD44v6 antibody. On October 8, 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody had been initiated on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen.

Trastuzumab-DM1

        We have licensed our maytansinoid technology, including DM1, to Genentech for the development of TAP products for cancers expressing the HER2 antigen. Trastuzumab-DM1 combines DM1 with Genentech's monoclonal antibody trastuzumab (Herceptin®). As a naked antibody, Herceptin® is currently approved for use as first-line therapy in combination with Taxol® and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that over-express the HER2 protein.

Other Potential Products

        In addition to Trastuzumab-DM1, we also have licensed our maytansinoid technology to Genentech for certain research uses directed toward the development of TAP products that combine DM1 with antibodies owned by Genentech.

        We have licensed our maytansinoid technology to Abgenix, including DM1, for use with a large number of its fully-human antibodies to develop a succession of TAP products. Finally, we have a collaboration agreement with Millennium that provides them access to our TAP technology for use with a limited number of Millennium's proprietary antibodies.

        We also have two collaboration agreements with MorphoSys. Pursuant to the terms of the first agreement, MorphoSys has identified a fully-human antibody against one of our cell surface targets that we may develop as an anticancer therapeutic. Under the second agreement, we have licensed MorphoSys' HuCAL®, or Human Combinatorial Antibody Library, technology for the generation of research antibodies. We believe that access to the HuCAL® technology will facilitate and accelerate our internal research efforts.

Out-Licenses and Collaborations

        As part of our business strategy and effort to develop and commercialize TAP products, we enter into license agreements with third parties where we grant a third party the right to use our TAP technology with their proprietary antibodies. In some cases, we out-license certain rights to our TAP products to companies with product development and commercialization capabilities that we wish to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. Our principal out-licenses and collaborative agreements are listed below.

Aventis Pharmaceuticals, Inc.

        In July 2003, we entered into a broad collaboration agreement with Aventis to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in our pipeline: huMy9-6-DM1, anti-IGF-IR antibody and a third, unidentified product candidate. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program. Aventis has the option, with 12 months' advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods. If Aventis requests to extend the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. Aventis paid ImmunoGen an upfront fee of $12.0 million in August 2003. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, we will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

        The Aventis collaboration agreement provides us an option to certain co-promotion rights in the United States on a product-by-product basis. Aventis will be responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We will be reimbursed for any preclinical and clinical materials that we make under the agreement.

        The terms of our collaboration agreement with Aventis place certain restrictions upon ImmunoGen. Subject to pre-existing obligations under our other collaboration agreements that were in effect at the time we signed the collaboration agreement with Aventis, (i) we may only enter into a specified number of additional single target TAP collaboration agreements during the term of the collaborative research program and (ii) during the term of the collaborative research program and for a specified period thereafter, we are prohibited from entering into any single target license, other than with Aventis, related to use of our TAP technology with any taxane effector molecule. Additionally, the terms of the collaboration agreement allow Aventis to elect to terminate our participation in the research program and/or our co-promotion rights upon a change of control of ImmunoGen.

Boehringer Ingelheim International GmbH

        In November 2001, we entered into a collaboration agreement with Boehringer Ingelheim that enables Boehringer Ingelheim to develop TAP products that combine our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, we received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments on future product sales, if and when they commence. In October 2002, Boehringer Ingelheim confirmed with us that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had commenced on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. Boehringer Ingelheim is responsible for the manufacturing, product development and marketing of any product candidates resulting from the collaboration. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Millennium Pharmaceuticals, Inc.

        In March 2001, we entered into a five-year collaboration agreement with Millennium. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. We received a non-refundable upfront fee of $2.0 million in the third quarter of the fiscal year ended June 30, 2001. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to use our maytansinoid technology with Millennium's antibody MLN591. MLN591 is directed toward the extra cellular domain of Prostate Specific Membrane Antigen. In March 2002, we received a license fee from Millennium, pursuant to this license agreement. In November 2002, Millennium informed ImmunoGen that clinical trials of MLN2704, composed of ImmunoGen's DM1 effector molecule and Millennium's MLN591 antibody, had been initiated. The achievement of this milestone triggered a payment of $1.0 million from Millennium to ImmunoGen. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, we will receive license and milestone payments of approximately $41.0 million per antigen target. We will also receive royalties on net sales of resulting products, if and when they commence.

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

Abgenix, Inc.

        In September 2000, we entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to our maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5.0 million in technology access fee payments from Abgenix and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. In January 2002, Abgenix exercised an exclusive option to acquire an exclusive license to a certain TAP product in exchange for a nominal option fee. In July 2003, Abgenix renewed the exclusive option for an additional period in exchange for a nominal extension fee. In June 2002, Abgenix exercised a nonexclusive option to acquire a license to another TAP product in exchange for a nominal option fee. Our agreement with Abgenix will terminate upon expiration of a 10-year term during which we have given Abgenix access to our technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

British Biotech plc

        In May 2000, we entered into a collaboration agreement with British Biotech to develop and commercialize our huN901-DM1 TAP product for the treatment of small-cell lung cancer. We granted British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. We retain the rights to commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. We will be reimbursed for manufacturing the product. British Biotech paid us a fee of $1.5 million for its territorial rights to huN901-DM1. Upon approval of the product for marketing in the United States, we will pay to British Biotech a one-time milestone payment of $3.0 million. We will receive royalties on sales of huN901-DM1 in the European Union and Japan, if and when such sales commence.

        In July 2003, British Biotech announced its proposed acquisition of Vernalis. In late August 2003 the acquisition was declared unconditional in all respects after a significant majority of Vernalis' shareholders accepted British Biotech's tender offer. In connection with the acquisition, the merged company, which is proposed to be called Vernalis, has announced that it intends to review its merged product candidate portfolio. We anticipate that huN901-DM1 will be subject to review and we cannot, with any degree of certainty, predict the outcome of such review.

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

GlaxoSmithKline plc

        In February 1999, we entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, now wholly-owned subsidiaries of GlaxoSmithKline, to develop and commercialize our TAP product cantuzumab mertansine. In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to us that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the license agreement. In February 2003, we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. We are now free to relicense the product as we consider most appropriate. Under the terms of the original agreement, we could have received payments totaling $41.5 million, subject to the achievement of certain development milestones. As of June 30, 2003, we had received one upfront and four milestone payments totaling $11.5 million under the GlaxoSmithKline license agreement. The agreement also provided that, at our option and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of our common stock. Between the signing of the agreement and June 30, 2003, GlaxoSmithKline had purchased, pursuant to our put option, $2.5 million of our common stock. Since the agreement has terminated, no further payments or purchases of stock will occur under this agreement.

In-Licenses

        In conjunction with our internal efforts to develop both TAP and naked antibody products and related technologies, we in-license certain rights to targets or technologies and, in exchange, we are obligated to pay upfront fees, potential milestone payments and royalties on any product sales. Our principal in-licenses are listed below.

Genzyme Transgenics Corporation

        In November 2000, we entered into a collaboration agreement with Genzyme Transgenics Corporation. Pursuant to this agreement, we investigated the viability of commercial production of huN901 antibody using transgenic goats. huN901 is the antibody component of huN901-DM1. We paid Genzyme Transgenics a $500,000 project start-up fee in December 2000. During the year ended June 30, 2002, we made development-related milestone payments of approximately $1.3 million to Genzyme Transgenics. We made no additional development-related milestone payments during the year ended June 30, 2003. In August 2003, the Company and Genzyme Transgenics concluded this collaboration agreement.

MorphoSys AG

        In September 2000, we entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has produced fully human antibodies against a specific cell surface marker that we identified through our apoptosis research. This cell marker is associated with a number of forms of cancer. We are currently evaluating one of the antibodies produced under this collaboration. In September 2000, we paid MorphoSys an $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. We reimbursed MorphoSys for its research and development efforts related to identifying these antibodies during the fiscal years ended June 30, 2002 and 2001. Our commitment to reimburse certain of MorphoSys' research and development efforts concluded during the year ended June 30, 2002. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

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

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development and apoptosis technology.

BioInvent International AB

        In June 2001, ImmunoGen and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, we pay a stated price per gram of antibody, adjustable based upon production volumes.

        In December 2002, we entered into a second monoclonal antibody supply agreement with BioInvent. Under the terms of the agreement, BioInvent will perform process qualification and current Good Manufacturing Practices manufacturing of another one of our monoclonal antibodies. Under the terms of the second agreement, we pay a stated price per gram of antibody, adjustable based upon production volumes.

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

        In particular, competitive factors within the antibody and cancer therapeutic market include:

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

        Such new technologies include, but are not limited to:

  •
  the use of genomics technology to identify new gene-based targets for the development of anticancer drugs;

  •
  the use of high-throughput screening to identify and optimize lead compounds;

  •
  the use of gene therapy to deliver genes to regulate gene function; and

  •
  the use of therapeutic vaccines.

Regulatory Matters

        Our products are regulated in the United States by the Food and Drug Administration, or FDA, in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that cantuzumab mertansine, huN901-DM1 and other of our TAP products will be reviewed by the FDA's Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

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

        "Fast Track" status also incorporates initiatives announced by the President of the United States and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anticancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as has been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Research and Development Spending

        During each of the three years ended June 30, 2003, 2002 and 2001, we spent approximately $23.4 million, $17.7 million and $15.2 million, respectively, on research and development activities. Most of these expenditures were for Company-sponsored research and development.

Employees

        As of June 30, 2003, we had 117 full-time employees, of whom 94 were engaged in research and development activities. Fifty-four employees hold post-graduate degrees, of which 33 hold Ph.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

        Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. We develop antibody-based products in addition to TAP products. However, if our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business is likely to be severely harmed.

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

        Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidates are only in the Phase I or Phase I/II stage of clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

        If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into a collaboration agreement with British Biotech with respect to one of our product candidates, huN901-DM1. Another product of ours that has entered Phase I human clinical testing, cantuzumab mertansine, was previously licensed to GlaxoSmithKline. We regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs. The development, regulatory approval and commercialization of our product candidates depend primarily on the efforts of collaborative partners.

        We have also entered into collaborations with Genentech, Abgenix, Millennium, Boehringer Ingelheim and Aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this. If our collaborators fail to successfully develop and commercialize TAP products our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in revenue.

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts.

The outcome of British Biotech's pipeline product review is uncertain and may ultimately be unfavorable to us.

        In July 2003, British Biotech announced its proposed acquisition of Vernalis. In late August 2003 the acquisition was declared unconditional in all respects after a significant majority of Vernalis' shareholders accepted British Biotech's tender offer. In connection with the acquisition, the merged company, which is proposed to be called Vernalis, has announced that it intends to review its merged product candidate portfolio. We anticipate that huN901-DM1 will be subject to review and we cannot, with any degree of certainty, predict the outcome of such review.

The outcome of our ongoing efforts to outlicense cantuzumab mertansine is uncertain and may ultimately be unfavorable to us.

        We regained the development and commercialization rights to cantuzumab mertansine and we are now free to relicense the product as we consider most appropriate. While we intend to seek a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we cannot be certain that we will be successful in our efforts to outlicense this product. Furthermore, even if we are successful in partnering with a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we may reach an agreement on terms that are less favorable to us than the GlaxoSmithKline agreement. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs.

If our collaborators' requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

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

        In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1. If the collaborator finds and elects to use an alternative source, we may be required to write down excess inventory relating to this collaborator's product.

        In addition, we run a pilot manufacturing facility. A significant portion of the cost of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators. If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the pilot manufacturing facility will be charged to our collaborators and our financial condition could be significantly harmed.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2003, we had an accumulated deficit of $203.9 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This foreign regulatory approval process includes similar risks to those associated with the FDA approval process. In addition, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products.

        Currently, we only have one pilot scale manufacturing facility for the manufacture of products necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us or our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

We have only one in-house pilot manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture products for clinical testing.

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

        We rely on third-party suppliers for some of the materials used in the manufacturing of our TAP product candidates and small molecule effector drugs. Our most advanced small molecule effector drug is DM1. DM1 is the cytotoxic agent used in all of our current TAP product candidates and the subject of most of our collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business. We also have an agreement with only one vendor to convert ansamitocin P3 to DM1. Any problems experienced by this vendor could result in a delay or interruption in the supply of DM1 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DM1 could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators' product candidates, which could negatively affect our business.

Any inability to license from third parties their proprietary technologies or processes which we use in connection with the development and manufacture of our product candidates may impair our business.

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

        A number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of cancer that we target, and some of our competitors' products have entered clinical trials or already are commercially available. In addition, our product candidates, if approved and commercialized, will compete against well-established, existing, therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. We face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding prodrug and antibody-based therapeutics for cancer continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

If we are unable to protect our intellectual property rights adequately, the value of our technology and our product candidates could be diminished.

        Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving, is surrounded by a great deal of uncertainty and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents. Although we own several patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance. Also, patents and applications owned or licensed by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or a challenge could result in limitations of the patents' coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

        In addition to our patent rights, we also rely on unpatented technology, trade secrets, know-how and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know-how and confidential information. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

If we are forced to litigate or undertake other proceedings in order to enforce our intellectual property rights, we may be subject to substantial costs and liability or be prohibited from commercializing our potential products.

        Patent litigation is common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

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

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next five to seven years. However, we may need additional financing sooner due to a number of factors including:

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

        Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that, in the future, our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

We do not intend to pay cash dividends on our common stock.

        We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, shareholders will have to rely on appreciation in our stock price, if any, in order to achieve a gain on their investment.

Item 2.    Properties

        We lease approximately 37,700 square feet of laboratory and office space in a building located at 128 Sidney Street, Cambridge, Massachusetts. The 128 Sidney Street lease expires on March 31, 2008; however, we have the option, subject to our landlord's approval, to extend the lease for an additional five-year term pursuant to an amendment dated August 29, 2001. We sublease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. The 148 Sidney Street lease expires on October 31, 2010. We also lease approximately 35,450 square feet of space in Norwood, Massachusetts, which serves as the Company's pilot scale manufacturing facility and office space. The Norwood lease expires on June 30, 2008, but we have the option to extend the lease for an additional five-year term pursuant to an amendment dated April 30, 2002. We believe that the manufacturing portion of the Norwood facility complies with all applicable FDA current Good Manufacturing Practice regulations.

Item 3.    Legal Proceedings

        In March 2002, we settled a claim with a third party and its principals (together, the "Settling Parties") relating to compensation for the provision of services. The settlement of the claim included the issuance of restricted shares of the Company's common stock (the "Settlement Proceeds") in favor of the settling parties. In June 2002, the Settling Parties alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds. We expressly denied these allegations. In December 2002, we entered into a supplemental settlement and release with the Settling Parties and in January 2003 paid the Settling Parties $400,000 to settle all alleged claims.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        ImmunoGen's Common Stock is quoted on The Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low bid prices on the Nasdaq National Market for our Common Stock for each of the quarters indicated.

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$3.880	$2.020	$20.000	$7.250
Second Quarter	4.200	2.710	18.130	8.450
Third Quarter	3.490	2.070	17.000	9.820
Fourth Quarter	4.550	2.300	11.270	2.000

        As of September 12, 2003, there were approximately 123 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 19,000 beneficial owners of the Company's Common Stock.

        The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2003. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Year ended June 30,
	1999	2000	2001	2002	2003
	In thousands, except per share data and shares outstanding
Statement of Operations Data:
Total revenues	$3,401	$11,181	$4,479	$5,883	$7,628
Total expenses	7,874	11,924	20,291	26,438	32,221
Non-operating income	297	430	6,339	6,053	4,646
Non-cash dividends and other expenses	918	—	83	128	35
Minority interest	101	76	—	—	—

Loss before cumulative effect of a change in accounting principle	(4,993)	(238)	(9,556)	(14,630)	(19,982)
Cumulative effect of a change in accounting principle	—	—	(5,734)	—	—

Net loss	$(4,993)	$(238)	$(15,291)	$(14,630)	$(19,982)

Basic and diluted net loss per common share	$(0.20)	$(0.01)	$(0.42)	$(0.37)	$(0.48)

Weighted average common shares outstanding	25,525,061	29,520,576	36,675,324	39,623,948	41,912,167

Pro Forma Amounts Assuming SAB 101 Followed Since Inception:
Total revenues	$2,471	$6,320	$4,479	$5,883	$7,628

Net loss	$(5,923)	$(5,098)	$(9,556)	$(14,630)	$(19,982)

Basic and diluted net loss per common share	$(0.23)	$(0.17)	$(0.26)	$(0.37)	$(0.48)

Consolidated Balance Sheet Data:
Total assets	$7,171	$19,344	$159,161	$152,156	$118,032
Long-term debt and capital lease obligations, less current portion	68	8	—	—	—
Stockholders' equity	5,329	10,508	142,447	134,215	102,679

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since the Company's inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of both proprietary products and technologies. Our lead, proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allow our drugs to kill cancer cells while avoiding harm to healthy tissue. The cytotoxic agent we currently use in all of our TAP products is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

        We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer products. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and the commercialization rights to certain new products developed during the research program portion of the collaboration. This collaboration allows us to access Aventis' cancer targets and their clinical development and commercialization capabilities. We also licensed certain rights to huN901-DM1, an internally developed TAP product candidate, to British Biotech in order to access their clinical development capabilities. The terms of our collaborative agreements vary, reflecting the value we add to the development of any particular product candidate; however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials. Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include Abgenix, Inc., Aventis, Boehringer Ingelheim International GmbH, British Biotech plc, Genentech, Inc. and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

        In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ourselves, GlaxoSmithKline gave us written notice that it would relinquish all rights to develop and commercialize cantuzumab mertansine under their product license. In February 2003, we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. We are now free to relicense the product as we consider most appropriate.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. As of June 30, 2003, we had approximately $101.3 million in cash and marketable securities. In August 2003, we received $12.0 million from Aventis, representing the non-refundable upfront payment owed us upon the execution of our collaboration agreement. We anticipate that our current capital resources and future collaboration payments, including the $50.7 million of committed research funding due us under the Aventis agreement, will enable us to meet our operational expenses and capital expenditures for at least the next five to seven fiscal years.

        We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts. In the next six months, we expect to pay out approximately $72,000 to further expand our development and pilot manufacturing facility in Norwood, Massachusetts. On July 23, 2002, we signed a sublease on approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. We expect that we will spend approximately $281,000 over the next 3 months to equip and occupy this additional space.

        On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of June 30, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million. Because repurchases are at management's discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

        We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding we will receive pursuant to the Aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

  Revenue Recognition

        We estimate the period of our significant involvement during development for each of our collaborative agreements. We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement. We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and projected FDA approval of our collaborators' product that is the subject of the collaboration agreement. We estimate that this time period is generally six years. The actual period of our involvement could differ significantly based upon the results of our collaborators' preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development. Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations. In February 2003, our full product license with GlaxoSmithKline terminated. During the quarter ended March 31, 2003, we recognized $348,000 of revenue related to the GlaxoSmithKline upfront fee that remained in deferred revenue as of the termination date.

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider any DM1 or ansamitocin P3 raw material inventory in excess of 12 months' projected usage that is not supported by collaborators' firm fixed orders to be excess. We record any such raw material identified as excess at its net realizable value. Our estimate of 12 months' usage of DM1 and ansamitocin P3 raw material inventory is based upon our collaborators' estimates of their future clinical material requirements. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual 12 months' usage of DM1 and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the year ended June 30, 2003, we recorded as research and development expense $1.7 million of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that we have identified as excess based upon our inventory policy.

        In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1. In applying our inventory policy, we included this collaborator's 12 months' projected usage in the determination of our 12-month supply of ansamitocin P3 and DM1. At June 30, 2003, we believe that approximately $1.6 million of our ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator. If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, we will evaluate our inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess. We are unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

Results of Operations

  Revenues

        Our total revenues for the year ended June 30, 2003 were $7.6 million compared with $5.9 million and $4.5 million for the years ended June 30, 2002 and 2001, respectively. The 30% increase in revenues from 2002 to 2003 is primarily attributable to higher collaboration revenue. On October 8, 2002, Boehringer Ingelheim confirmed to us that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of our DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had been initiated on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to us. On November 21, 2002, we announced that ImmunoGen had earned a $1.0 million milestone payment under its single target license agreement with Millennium upon Millennium's initiation of clinical trials with MLN2704. The 31% increase in revenues from 2001 to 2002 is primarily attributable to increased revenues associated with preclinical and clinical materials we manufactured and delivered to our collaborative partners offset by lower collaboration revenue.

        Collaboration revenue for the year ended June 30, 2003 increased 144% to $4.2 million compared to $1.7 million in the same period in 2002. Collaboration revenue for the year ended June 30, 2001 was $3.6 million. The increase in collaboration revenue from 2002 to 2003 is primarily attributable to milestones achieved under our single target license agreements with Boehringer Ingelheim and Millennium Pharmaceuticals, as discussed above. In addition, during the year ended June 30, 2003, we recognized collaboration revenue of $348,000 from GlaxoSmithKline that represents the portion of the upfront payment GlaxoSmithKline had previously paid to ImmunoGen that had not been recognized as revenue at the date of termination of the license agreement. Included in collaboration revenue in the year ended June 30, 2001 is a $2.0 million milestone payment we received from GlaxoSmithKline upon the commencement of a Phase I multidose clinical trial. The revenue associated with this milestone was recognized on a percentage of completion basis over the period of our performance. We substantially completed all of our performance during the year ended June 30, 2001. We did not earn any similar milestone payment during the year ended June 30, 2002. Total collaboration revenue recognized from each of our collaborative partners in the years ended June 30, 2003, 2002 and 2001 is included in the following table:

	Year ended June 30,
	2003	2002	2001
Collaborative Partner:
GlaxoSmithKline	$431,026	$176,684	$2,568,200
Genentech	642,816	691,954	708,332
Abgenix	500,000	433,318	300,000
Millennium	1,442,529	331,420	68,966
Boehringer Ingelheim	1,166,667	83,334	—

Total	$4,183,038	$1,716,710	$3,645,498

        Deferred revenue of $12.3 million at June 30, 2003 represents progress payments received from our collaborators pursuant to contract revenues not yet earned.

        Clinical materials reimbursement decreased 10% to $3.2 million in the year ended June 30, 2003 compared to $3.5 million in the year ended June 30, 2002. We earned clinical materials reimbursement of $597,000 during the year ended June 30, 2001. We first shipped clinical materials, for which we were entitled to reimbursement, in the quarter ended March 31, 2001. Clinical materials reimbursement for the year ended June 30, 2002 reflects 12 months of shipments compared to only five months of shipments in the year ended June 30, 2001. During the year ended June 30, 2002, we shipped clinical materials in support of the cantuzumab mertansine and huN901-DM1 clinical trials, as well as preclinical materials manufactured in accordance with current Good Manufacturing Practices (cGMP) at our pilot plant, in support of certain other collaborators' development efforts. During the year ended June 30, 2003, we shipped clinical materials in support of the huN901-DM1, bivatuzumab mertansine, and MLN2704 clinical trials, as well as preclinical materials, in support of certain other collaborators' development efforts. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and annually.

        Development fees decreased 58% from $654,000 for the year ended June 30, 2002 to $275,000 for the year ended June 30, 2003. Development fees were $237,000 in the year ended June 30, 2001. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. During the year ended June 30, 2002, we provided development services to more collaborators and potential collaborators than we had during the years ended June 30, 2003 and 2001. Development fees decreased in 2003 compared to 2002, primarily as a result of the advancement into clinical trials of bivatuzumab mertansine and MLN2704, the products that are the subject of our collaborations with Boehringer Ingelheim and Millennium, respectively. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and annually.

  Research and Development Expenses

        We report research and development expense net of reimbursements we receive from our collaborators. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own, and in certain instances, our collaborators' product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. During the three fiscal years ended June 30, 2003, our research efforts have been primarily focused in the following areas:

  •
  Our contributions to the clinical development of huN901-DM1 and cantuzumab mertansine;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody;

  •
  Process improvements to our TAP technology;

  •
  Preclinical development of our own potential products;

  •
  Process improvement related to the production of DM1 and strain development of its precursor, ansamitocin P3;

  •
  Process development related to the commercial manufacture of the huN901-DM1 conjugate;

  •
  Operation, maintenance and expansion of our pilot scale manufacturing plant;

  •
  Identification and evaluation of potential antigen targets;

  •
  Evaluation of internally developed and in-licensed antibodies; and

  •
  Development and evaluation of additional cytotoxic agents.

        British Biotech is currently conducting phase I and phase I/II clinical trials of huN901-DM1. British Biotech is conducting the Phase I/II study in the United States and the Phase I clinical trial of huN901-DM1 in the United Kingdom. British Biotech is the sponsor of these trials and, as such, has control over the clinical trial schedule and progress.

        In July 2003, British Biotech announced its proposed acquisition of Vernalis. In late August 2003 the acquisition was declared unconditional in all respects after a significant majority of Vernalis' shareholders accepted British Biotech's tender offer. In connection with the acquisition, the merged company, which is proposed to be called Vernalis, has announced that it intends to review its merged product candidate portfolio. We anticipate that huN901-DM1 will be subject to review and we cannot, with any degree of certainty, predict the outcome of such review.

        In addition to retaining commercial rights to huN901-DM1 worldwide, excluding the European Union and Japan, we retain worldwide manufacturing rights. Under the terms of the contract, we are responsible for all clinical and commercial manufacturing process development and certain antibody costs. We are developing various processes related to the commercial manufacture of the huN901-DM1 conjugate. Under an arrangement with Genzyme Transgenics Corporation, we investigated the viability of commercial production of huN901 antibody using transgenic goats. Worldwide antibody manufacturing capacity is currently constrained, and, generally, manufacturing capacity must be reserved months in advance of production. We anticipate that we will incur substantial costs to meet our obligations under our agreement with British Biotech to complete clinical and commercial conjugation process development efforts, reserve manufacturing space and manufacture humanized antibody. We also expect that we will continue to devote significant human resources to the manufacturing process development efforts over the next five years.

        In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In February 2003, GlaxoSmithKline terminated our license agreement and we are now free to relicense the product as we consider most appropriate. We expect that the future cost, if any, to develop cantuzumab mertansine will be borne by a collaborative partner if we are successful in relicensing the product. At present, we do not expect to incur significant additional costs related to the continued clinical development of cantuzumab mertansine.

        As discussed above, we have licensed three of the most advanced product candidates in our preclinical pipeline to Aventis under the terms of our discovery, development and commercialization collaboration. Those three product candidates are huMy9-6-DM1, an anti-IGF-IR antibody and a third product. huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia. huMy9-6-DM1 is in preclinical development. At June 30, 2003 we continued to conduct preclinical safety and efficacy studies on huMy9-6-DM1. Pending the successful preclinical development of huMy9-6-DM1 and favorable outcome of preclinical safety and efficacy studies and any other studies, we expected to be prepared to file an Investigational New Drug Application (IND) for huMy9-6-DM1 in the first half of calendar year 2004. However, the continued development of huMy9-6-DM1 and the actual filing of this IND is now dependent upon Aventis' development and clinical strategy, as well as the results of any and all preclinical studies. As a result, the timing of the filing of this IND, if it occurs at all, may vary from our original estimates.

        Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers. At June 30, 2003, we continued to perform preclinical experiments to evaluate candidate antibodies and identified a lead antibody product candidate. Subject to Aventis' development and clinical strategy, pending the final results of the product candidate evaluations, we expect that one antibody will move into preclinical development in calendar year 2003. The third, undisclosed, potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin's lymphoma, and is in the early stages of preclinical development.

        The cost to develop new products and advance those products to the IND stage can be significant. Under the terms of our discovery, development and research collaboration with Aventis, they have licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program, certain antibodies or antibody targets that we believe will have utility in oncology. Aventis then has the right to either include or exclude these proposed antibodies and antibody targets into the collaborative research program. If Aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products. Furthermore, Aventis may only include a certain number of antibody targets in the research program at any one time. Aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that Aventis has elected not to either initially include or advance in the research program. At present, the potential product candidates in our pipeline that are not part of the Aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our research stage product candidates will generate revenues and cash flows.

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

        We generally have not tracked our historical research and development costs by project; rather, we track such costs by department and expense category. For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for certain research and development projects. We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expenses.

        Research and development expense for the year ended June 30, 2003 increased 32% to $23.4 million from $17.7 million for the year ended June 30, 2002. Research and development expense for the year ended June 30, 2001 was $15.2 million. Included in research and development expense for the year ended June 30, 2003 is $3.4 million of antibody that we purchased in anticipation of potential future clinical trials and $1.7 million of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1. Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DM1 and its precursor ansamitocin P3 represented more than a 12-month supply and is therefore considered excess under our inventory policy. During the same period in 2002, we recorded charges of $1.5 million and $753,000 to reduce the value of cantuzumab mertansine inventory and huN901 prepaid assets and inventory, respectively, to their net realizable value. During the year ended June 30, 2002, GlaxoSmithKline was conducting their second and third Phase I clinical trials of cantuzumab mertansine. GlaxoSmithKline reimbursed us the cost of clinical materials in the second trial. This trial reached its primary endpoints and achieved its additional objectives earlier than anticipated. The trial, therefore, used less clinical material than originally projected. As a result of the early conclusion of the second trial, we had more cantuzumab mertansine inventory on-hand than GlaxoSmithKline would reimburse. As a result, in the quarter ended March 31, 2002, we wrote down the value of the inventory to its estimated net realizable value. The inventory valuation allowance was charged to research and development expense in the three-month period ended March 31, 2002. In the quarter ended June 30, 2002, enrollment and dosing were completed in the second phase I clinical trial. As the second Phase I clinical trial was complete, at June 30, 2002, we wrote down the cantuzumab mertansine inventory against the valuation allowance previously established. The write down did not result in any additional charge or reversal of any portion of the previously established valuation allowance. In the other Phase I study of cantuzumab mertansine, we provided clinical material at our cost. We wrote down the value of the huN901 prepaid assets and inventory based on an agreement with British Biotech in which we agreed in principle that ImmunoGen and British Biotech would share in costs of antibody in excess of our estimates. There were no similar charges during the year ended June 30, 2001.

        In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DM1 process development. Included in the year ended June 30, 2003, 2002 and 2001 were $3.0 million, $1.1 million, and $928,000, respectively, of expenses related to ansamitocin P3 and DM1 process development.

        In September 2000, November 2000, January 2001 and March 2001, we entered into collaborations with MorphoSys AG, Genzyme Transgenics Corporation, Avalon Pharmaceuticals, Inc. and Raven Biotechnologies, Inc., respectively. These agreements relate to our internal research and development efforts and our collaboration with British Biotech. Included in the years ended June 30, 2003, 2002, and 2001 were $92,000, $2.5 million and $3.9 million, respectively, of expenses related to these agreements.

        During the years ended June 30, 2003 and 2002, we produced 16 and 24 batches of conjugates, respectively, on behalf of certain collaborators. Due to lower utilization of the Norwood pilot manufacturing plant during 2003 as compared to the same period in 2002, manufacturing and quality control costs included in research and development expense increased approximately $1.2 million. This increase represents the cost of operating the Norwood plant that we were unable to allocate to the cost of batches manufactured on behalf of our collaborators during the period.

        The number of research and development personnel increased to 94 at June 30, 2003 compared to 78 at June 30, 2002. We had 60 research and development personnel at June 30, 2001. Research and development salaries and related expenses increased by $2.0 million in the year ended June 30, 2003 compared to the year ended June 30, 2002 and increased $1.3 million in the year ended June 30, 2002 compared to the year ended June 30, 2001. Facilities expense also increased by $827,000 during the year ended June 30, 2003 as compared to the same period in 2002 due to an increase in rent for the 128 Sidney Street lease and expenses related to our new location at 148 Sidney Street, Cambridge, Massachusetts. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

  General and Administrative Expenses

        General and administrative expense for the year ended June 30, 2003 increased 10% to $6.0 million from $5.4 million for the year ended June 30, 2002. General and administrative expenses for the year ended June 30, 2001 were $4.5 million. Included in the general and administrative expense for the year ended June 30, 2003 was a payment of $400,000 for the settlement of a legal claim asserted against the Company. General and administrative expenses for the year ended June 30, 2003 and 2002 are reported net of $158,000 and $532,000, respectively, of expenses for which we are entitled to reimbursement from our collaborators. As discussed above, we established a valuation allowance during the year ended June 30, 2002 to record the cantuzumab mertansine inventory at its estimated realizable value. Approximately $209,000 of the valuation allowance was recorded as a charge to general and administrative expenses. Facilities expense increased $302,000 due to an increase in rent for the 128 Sidney Street lease and expenses related to our new location at 148 Sidney Street, Cambridge, Massachusetts. The approximate $922,000, or 21%, increase in general and administrative expense from 2001 to 2002 was primarily due to an increase of $443,000 for general and administrative salaries and related expenses, including estimated fiscal year 2002 bonuses that were accrued, an increase of $341,000 in professional services including legal and accounting fees, insurance costs and travel expenses, and a valuation allowance of $209,000 established to record cantuzumab mertansine inventory at its net realizable value.

  Interest Income

        Interest income for the year ended June 30, 2003 decreased 47% to $2.7 million from $5.1 million for the year ended June 30, 2002. Interest income for the year ended June 30, 2001 was $5.9 million. The decline in interest income from 2002 to 2003 is attributable to a lower average cash and investments balance combined with lower rates of return. For the year ended June 30, 2002, our average cash and investment balances were higher than during the same period in the prior year, resulting from our November 2000 public stock offering, a collaborator investment of $15.0 million in September 2000, receipt of $5.0 million in warrant exercise proceeds in September 2001, and receipt of $9.0 million and $2.2 million in collaborator payments during the year ended June 30, 2001 and the year ended June 30, 2002, respectively. However, rates of return during the year ended June 30, 2002 were lower than during the comparable period in the prior year. The impact of higher average cash and investment balances was offset by lower rates of return, so that our interest income during the year ended June 30, 2002 declined compared with that of the same period in the prior year.

  Net Realized Gains on Investments

        Net realized gains on investments were $540,000, $945,000, and $133,000 for the years ended June 30, 2003, 2002, and 2001, respectively. The increase in net realized gains is attributable to the timing of investment sales.

  Other Income

        Other income for the year ended June 30, 2003 increased to $1.4 million from $53,000 for the same period in the prior year. Included in other income during the year ended June 30, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration. Other income for the year ended June 30, 2001 was $333,000. Other income in the year ended June 30, 2001 included our receipt of a cash payment in settlement of a securities litigation case filed on our behalf.

Liquidity and Capital Resources

	June 30,
	2003	2002	2001
Cash and short-term investments	$101,273	137,840	$94,496
Working capital	102,842	138,905	94,215
Stockholders' equity	102,679	134,215	142,447

  Cash Flows

        As of June 30, 2003, we had approximately $101.3 million in cash and short-term investments. In November 2000, we completed a public offering of 4.0 million shares of our common stock. Net proceeds of the offering were $124.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including research and development. Since July 1, 2000, we have received $69.1 million from collaborative and other financing sources. These sources include milestone revenues earned under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium and Boehringer Ingelheim, the sale of equity securities to Abgenix and the exercise of stock options and warrants to purchase common stock.

        Net cash used in operations during the year ended June 30, 2003 was $21.9 million compared to net cash used in operations of $16.0 million in the year ended June 30, 2002. Net cash used in operations during the year ended June 30, 2001 was $6.5 million. This increase in operational cash use is largely due to the increase in operating expenses discussed previously as well as the increase in clinical materials inventory produced on behalf of our collaborators. We received $2.0 million, $2.2 million, and $9.0 million in upfront and milestone payments during the years ended June 30, 2003, 2002, and 2001, respectively.

        Net cash provided by investing activities was $26.8 million and $11.3 million for the year ended June 30, 2003 and 2002, respectively, and primarily represents the sales and maturities of marketable securities. Net cash used in investing activities was $122.2 million for the year ended June 30, 2001 and primarily represents our investment of excess cash in marketable securities. Capital purchases were $3.7 million and $4.3 million for the fiscal year ended June 30, 2003 and 2002, respectively, and consisted primarily of costs associated with the build-out of our existing Norwood, Massachusetts, development and pilot scale manufacturing facility and the renovation of our new laboratory and office facility at 148 Sidney Street, Cambridge, Massachusetts.

        Net cash used for financing activities was $11.1 million for the year ended June 30, 2003. Net cash provided by financing activities was $6.1 million for the year ended June 30, 2002 versus $142.2 million provided by financing activities for the year ended June 30, 2001. For the year ended June 30, 2003, net cash used for financing activities includes the repurchase of 3,675,062 shares of common stock for $11.1 million offset by proceeds from the exercise of 2,375 stock options. For the year ended June 30, 2002, net cash provided by financing activities includes proceeds from the exercise of 1,279,422 warrants and 150,336 stock options. Our total net proceeds from all common stock issued for the year ended June 30, 2002 were $6.1 million. Net cash provided by financing activities for the year ended June 30, 2001 includes proceeds from our November 2000 public offering of 4.0 million shares of common stock as well as the exercise of 381,342 warrants and 313,928 stock options and the September 7, 2000 issuance of 789,473 shares of our common stock to Abgenix. Our total net proceeds from all common stock issued for the year ended June 30, 2001 were $142.3 million.

        We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our operational expenses and capital expenditures for at least the next five to seven years. We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of September 12, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million. As repurchases are at management's discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

  Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2002:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$16,806,411	$3,116,044	$6,232,088	$5,827,979	$1,630,300

Certain Factors That May Affect Future Results of Operations

        This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the success of the Company's research and clinical development processes; the difficulties inherent in the development of pharmaceuticals, including uncertainties as to the timing, expense and results of preclinical studies and clinical trials; the Company's dependence upon existing and potential collaborative partners; uncertainty as to whether the Company's potential products or those of the Company's collaborators will succeed in entering human clinical trials and uncertainty as to the results of such trials; the risk that the Company and/or its collaborators may not be able to obtain regulatory approvals necessary to commercialize their product candidates; the potential development by competitors of competing products and technologies; uncertainty whether the Company's TAP technology will produce safe, effective and commercially viable products; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

  Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123" (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation and will continue to apply APB 25 for our stock-based compensation plans. We incorporated the interim disclosure requirements of SFAS 148 at March 31, 2003 and incorporated the annual disclosure requirements of SFAS 148 in this Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

        In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of our existing revenue arrangements. We believe that the adoption of EITF Issue No. 00-21 will not result in a material change to our existing revenue recognition policy for prospective revenue arrangements. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our consolidated financial statements or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 provides a new consolidation model that determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than July 1, 2003. We have not invested in any variable interest entities. We do not expect the adoption of FIN 46 will have a material impact on our financial position or results of operations.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audit also included the financial statement schedule in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended June 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
July 25, 2003, except for Note J, as to which the date is July 31, 2003

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

                      /s/ Pricewaterhouse Coopers LLP

Boston, Massachusetts
August 14, 2001

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Cash and cash equivalents	$10,132,389	$16,233,408
Marketable securities	91,140,757	121,606,576
Accounts receivable	674,458	1,957,292
Unbilled revenue	105,351	588,455
Inventory, net	5,620,713	2,888,448
Prepaid and other current assets, net	978,723	2,134,814

Total current assets	108,652,391	145,408,993
Property and equipment, net	9,045,847	6,703,149
Other assets	333,700	43,700

Total assets	$118,031,938	$152,155,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$148,888	$580,789
Accrued compensation	392,201	1,600,982
Other current accrued liabilities	2,514,824	2,095,073
Current portion of deferred revenue	2,754,799	2,226,868

Total current liabilities	5,810,712	6,503,712
Deferred revenue	9,495,545	11,428,586
Other long term liabilities	46,551	8,431

Total liabilities	15,352,808	17,940,729
Commitments and contingencies (Note H)
Stockholders' equity:
Common stock, $.01 par value; authorized 75,000,000; issued and outstanding 44,261,334 shares and 40,155,560 shares as of June 30, 2003 and 2002, respectively	442,613	401,556
Additional paid-in capital	317,035,931	317,062,204
Treasury stock	(11,071,417)	—
Accumulated deficit	(203,858,754)	(183,876,446)
Accumulated other comprehensive income	130,757	627,799

Total stockholders' equity	102,679,130	134,215,113

Total liabilities and stockholders' equity	$118,031,938	$152,155,842

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002	2001
Revenues:
Revenue earned under collaboration agreements	$4,183,038	$1,716,710	$3,645,498
Clinical materials reimbursement	3,169,780	3,512,580	597,050
Development fees	275,458	653,613	236,815

Total revenues	7,628,276	5,882,903	4,479,363
Expenses:
Cost of clinical materials reimbursed	2,834,385	3,340,981	597,050
Research and development	23,428,854	17,694,031	15,213,164
General and administrative	5,957,469	5,403,367	4,481,802

Total expenses	32,220,708	26,438,379	20,292,016

Loss from operations	(24,592,432)	(20,555,476)	(15,812,653)
Gain/(loss) on the sale of assets	—	200	(1,900)
Interest income, net	2,682,446	5,055,816	5,874,975
Net realized gains on investments	539,931	944,715	132,766
Other income	1,422,872	52,718	333,208

Loss before income tax expense and cumulative effect of change in accounting principle	(19,947,183)	(14,502,027)	(9,473,604)
Income tax expense	35,125	127,812	82,600

Loss before cumulative effect of change in accounting principle	(19,982,308)	(14,629,839)	(9,556,204)
Cumulative effect of change in accounting principle	—	—	(5,734,478)

Net loss	$(19,982,308)	$(14,629,839)	$(15,290,682)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.48)	$(0.37)	$(0.26)
Cumulative effect of change in accounting principle—basic and diluted	—	—	(0.16)

Basic and diluted net loss per common share	$(0.48)	$(0.37)	$(0.42)

Basic and diluted weighted average common shares outstanding	41,912,167	39,623,948	36,675,324

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Accumulated Deficit		Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2000	33,050,659	$330,507	—	$—	$168,682,991	—	$—	$(153,955,925)	$310,384	$—	$15,367,957
Unrealized gain on marketable securities, net	—	—	—	—	—	—	—	—	26,474	26,474	26,474
Net loss for the year ended June 30, 2001	—	—	—	—	—	—	—	(15,290,682)	—	(15,290,682)	(15,290,682)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(15,264,208)	—

Stock options exercised	313,928	3,139	—	—	772,741	—	—	—	—	—	775,880
Warrants exercised	381,342	3,813	—	—	1,706,735	—	—	—	—	—	1,710,548
Issuance of common stock to Abgenix, Inc.	789,473	7,895	—	—	14,992,105	—	—	—	—	—	15,000,000
Issuance of common stock to public, net of financing costs	4,000,000	40,000	—	—	124,736,202	—	—	—	—	—	124,776,202
Compensation for stock options	—	—	—	—	80,387	—	—	—	—	—	80,387

Balance at June 30, 2001	38,535,402	$385,354	—	$—	$310,971,161	—	$—	$(169,246,607)	$336,858	$—	$142,446,766

Unrealized gain on marketable securities, net	—	—	—	—	—	—	—	—	290,941	290,941	290,941
Net loss for the year ended June 30, 2002	—	—	—	—	—	—	—	(14,629,839)	—	(14,629,839)	(14,629,839)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(14,338,898)	—

Stock options exercised	150,336	1,503	—	—	577,213	—	—	—	—	—	578,716
Warrants exercised, net of financing costs	1,279,422	12,795	—	—	5,487,771	—	—	—	—	—	5,500,566
Issuance of restricted shares of common stock in settlement of a claim	189,498	1,895	—	—	(1,468)	—	—	—	—	—	427
Issuance of stock and stock units for directors' compensation	902	9	—	—	27,527	—	—	—	—	—	27,536

Balance at June 30, 2002	40,155,560	$401,556	—	$—	$317,062,204	—	$—	$(183,876,446)	$627,799	$—	$134,215,113

Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	—	(497,042)	(497,042)	(497,042)
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	—	(19,982,308)	—	(19,982,308)	(19,982,308)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(20,479,350)	—

Stock options exercised	2,375	23	—	—	4,160	—	—	—	—	—	4,183
Warrants exercised	4,096,098	40,961	—	—	(40,961)	—	—	—	—	—	—
Issuance of stock and stock units for directors' compensation	7,301	73	—	—	9,789	—	—	—	—	—	9,862
Compensation for stock options	—	—	—	—	739	—	—	—	—	—	739
Repurchases of common stock	—	—	—	—	—	3,675,062	(11,071,417)	—	—	—	(11,071,417)

Balance at June 30, 2003	44,261,334	$442,613	—	$—	$317,035,931	3,675,062	$(11,071,417)	$(203,858,754)	$130,757	$—	$102,679,130

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(19,982,308)	$(14,629,839)	$(15,290,682)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of change in accounting principle	—	—	5,734,478
Depreciation and amortization	1,130,311	984,759	612,824
Gain on sale of marketable securities	(539,931)	(944,715)	(132,766)
(Gain)/loss on sale of property and equipment	—	(200)	1,900
Compensation for stock options, stock and stock units	48,721	36,394	80,387
Changes in operating assets and liabilities:
Due from related parties	—	—	47,352
Accounts receivable	1,282,834	(1,957,292)	—
Unbilled revenue	483,104	105,380	(693,835)
Inventory	(2,732,265)	(727,452)	(2,160,996)
Prepaid and other current assets	1,156,091	89,573	(1,808,946)
Other assets	(290,000)	—	—
Accounts payable	(246,131)	(447,908)	(48,492)
Accrued compensation	(1,208,781)	897,946	498,826
Other current accrued liabilities	419,751	(150,801)	1,258,399
Deferred revenue	(1,405,110)	741,474	5,354,502

Net cash used for operating activities	(21,883,714)	(16,002,681)	(6,547,049)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	333,314,955	502,319,207	1,149,234,970
Purchases of marketable securities	(302,806,247)	(486,712,926)	(1,269,132,447)
Capital expenditures	(3,658,779)	(4,264,056)	(2,351,910)
Proceeds from sale of property and equipment	—	200	7,500

Net cash provided by (used for) investing activities	26,849,929	11,342,425	(122,241,887)

Cash flows from financing activities:
Repurchases of common stock	(11,071,417)	—	—
Proceeds from warrants exercised, net	—	5,500,566	1,710,548
Proceeds from stock options exercised, net	4,183	578,716	775,880
Principal payments on capital lease obligations	—	(8,137)	(60,083)
Proceeds from common stock issuance, net	—	—	139,776,202

Net cash (used for) provided by financing activities	(11,067,234)	6,071,145	142,202,547

Net change in cash and cash equivalents	(6,101,019)	1,410,889	13,413,611
Cash and cash equivalents, beginning balance	16,233,408	14,822,519	1,408,908

Cash and cash equivalents, ending balance	$10,132,389	$16,233,408	$14,822,519

Supplemental disclosure:
Cash paid for income taxes	$38,100	$80,229	$77,500

Non cash activities:
Capital expenditures included in accounts payable	$—	$185,770	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. was incorporated in Massachusetts in 1981 to develop, produce and market commercial anticancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies and does not expect to derive revenue from commercial product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the next five to seven years. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note C), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

B.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989), and its 97% owned subsidiary Apoptosis Technology, Inc., or ATI (established in January 1993). All intercompany transactions and balances have been eliminated.

  Revenue Recognition—Change in Accounting Principle

        Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under the new accounting method, adopted retroactively to July 1, 2000, the Company recognizes revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of the Company's substantial involvement during development. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which is included in the net loss for the year ended June 30, 2001. Included in revenue for the years ended June 30, 2003, 2002 and 2001 is $1.1 million, $859,000 and $875,000, respectively, of revenue that was recognized in years prior to the Company's adoption of SAB 101 and included in the cumulative effect of the change in accounting principle.

  Revenue Recognition

        The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

        As discussed further in Note J, in July 2003, the Company entered a discovery, development and commercialization agreement with Aventis Pharmaceuticals, Inc. Including the collaboration with Aventis, the Company currently has the following four types of collaborative contracts with the counterparties identified below.

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

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

  •
  Genentech, Inc.

  •
  Abgenix, Inc.

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad agreement to discover, develop and commercialize antibody-based anticancer product candidates:

  •
  Aventis Pharmaceuticals, Inc.

        Excluding the shared product license agreement and the agreement with Aventis, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators' request and cost, (ii) receive payments upon the collaborators' achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA. Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company's services subsequent to FDA approval.

        Generally, upfront payments on single target licenses are deferred over the period of the Company's substantial involvement during development. ImmunoGen employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval. The Company believes this period of involvement is, on average, six years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period appropriately to reflect any such change. In the event that a single target license were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. As discussed further in Note C, Agreements, in February 2003, the Company's product license with GlaxoSmithKline terminated. During the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the amount of the GlaxoSmithKline upfront fee that remained in deferred revenue at the termination date.

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

        The Company's shared product license collaboration with British Biotech provided for an upfront payment from British Biotech to ImmunoGen that was paid upon signing of the agreement. The agreement also stipulates that upon FDA approval, ImmunoGen will pay British Biotech a milestone payment, which ImmunoGen expects will exceed the upfront payment the Company received. The Company has deferred the upfront payment and anticipates recognizing such revenue concurrent with the milestone payment that the Company is required to pay to British Biotech if and when the product receives FDA approval. In the event that the product does not receive FDA approval, the Company will record as revenue the non-refundable upfront payment previously received upon the termination of the license agreement. The shared product license also provides that ImmunoGen (i) will manufacture preclinical and clinical materials for British Biotech, at British Biotech's request and cost, excluding certain antibody costs that ImmunoGen has agreed to pay, and (ii) receive royalty payments, until the last applicable patent expiration or 10 years after product launch.

        The Company's discovery, development and commercialization agreement with Aventis provides for an upfront payment of $12.0 million that Aventis paid to ImmunoGen in August 2003. The Company intends to defer the upfront payment and record it ratably over the period of the Company's substantial involvement, which the Company estimates to be five years, the term of the collaborative research program, including the two 12-month extensions. The discovery, development and commercialization agreement also provides that ImmunoGen will (i) receive committed research funding over a three-year period; (ii) manufacture preclinical and clinical materials for Aventis, at Aventis' request and cost; (iii) receive payments upon the collaboration's and/or Aventis' achievements of certain milestones and (iv) receive royalty payments until the last applicable patent expiration or 12 years after product launch. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company intends to record the research funding as it is earned based upon its actual resources utilized in the collaboration.

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

        The Company may produce preclinical and clinical materials for its collaborators and, at the collaborators' request, may perform process development work. The Company also produces preclinical material for potential collaborators under material transfer agreements. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator. The Company recognizes revenue on process development services as those services are performed.

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for the Company's collaborators. Inventory is stated at the lower of cost or market. At June 30, 2003 and 2002, approximately $101,000 and $65,800, respectively, of general and administrative costs were allocated to and remained in inventory.

        Inventory at June 30, 2003 and 2002 is summarized below:

	June 30,
	2003	2002
Raw materials, net	$3,299,536	$1,591,720
Work in process, net	1,870,598	846,729
Finished goods, net	450,579	449,999

Total	$5,620,713	$2,888,448

        Included in inventory is a valuation allowance of $1.2 million and $261,000 as of June 30, 2003 and June 30, 2002, respectively. The valuation allowance represents the cost of DM1 that the Company considers to be excess based on current collaborator firm fixed orders and projections and the cost of huN901-DM1 conjugate produced for British Biotech that the Company is required to pay pursuant to the terms of the amended license agreement.

        DM1, the Company's most advanced small molecule effector drug, is the cytotoxic agent used in all of its current TAP product candidates and the subject of most of its collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 is then converted to DM1.

        In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DM1 and ansamitocin P3. Under the terms of these agreements, the manufacturers, together with the Company, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DM1, respectively. Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Practices, large-scale batches of ansamitocin P3 and DM1 to be used in the manufacture of both the Company's and its collaborators' products. Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DM1.

        The actual amount of ansamitocin P3 and DM1 that will be produced is highly uncertain. The Company currently anticipates that a significant amount of ansamitocin P3 and DM1 will be manufactured for the Company over the next two to four years at these manufacturers. If the Company's and the manufacturers' process development efforts are successful, the amount of ansamitocin P3 and/or DM1 produced could be higher than expected. As a result, the Company anticipates that its investment in ansamitocin P3 and DM1 will be significant.

        The Company produces preclinical and clinical materials for its collaborators either in anticipation or in support of clinical trials or for process development and analytical purposes. Under the terms of supply agreements with two of its collaborators, the Company generally receives rolling six month firm-fixed orders for conjugate that the Company is required to manufacture and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The Company's other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators' projections. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

        The Company accounts for the DM1 and ansamitocin P3 inventory as follows:

  a)
  That portion of the DM1 and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed as incurred;

  b)
  To the extent that the Company has firm fixed orders or collaborator projections for no more than 12 months, the Company capitalizes the value of DM1 and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

  c)
  The Company considers more than a 12-month supply of ansamitocin P3 and/or DM1 that is not supported by collaborators' firm fixed orders to be excess. The Company establishes a reserve to record any such excess ansamitocin P3 or DM1 inventory at its net realizable value or expenses as received any such excess ansamitocin P3 or DM1 product received in any period; and

  d)
  The Company considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DM1 and ansamitocin P3 inventory at each reporting period.

        At June 30, 2003, the Company's on-hand supply of DM1 and ansamitocin P3, including $3.6 million of product received during the 12-month period ended June 30, 2003 from the DM1 manufacturer and $616,000 of ansamitocin P3 held at the Company's third party manufacturers, represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the year ended June 30, 2003, the Company recorded as research and development expense $1.7 million of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that the Company has identified as excess based upon the Company's inventory policy as described above. Any changes to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of DM1 and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

        In April 2003, one of the Company's collaborators informed ImmunoGen that the collaborator may explore alternative sources of ansamitocin P3 and/or DM1. In applying its inventory policy, the Company has included this collaborator's firm fixed orders and 12-month order projections in the determination of the Company's 12-month supply of ansamitocin P3 and DM1. At June 30, 2003, the Company believes that approximately $1.6 million of its ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator. If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, the Company will evaluate its inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess. The Company is unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

  Unbilled Revenue

        The majority of the Company's Unbilled Revenue at June 30, 2003 and 2002 represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced. Also included in Unbilled Revenue are costs the Company has incurred in completing process development work on behalf of its collaborators but has not yet invoiced.

  Prepaid and Other Current Assets

        Included in Prepaid and Other Current Assets at June 30, 2002 is $1.3 million related to prepayments made to an antibody manufacturer to reserve manufacturing space and partial payment for antibody that had not been delivered to the Company at June 30, 2002. Under the terms of the Company's shared product license collaboration with British Biotech, as amended by a letter agreement dated August 2, 2002, the Company is responsible for certain manufacturing, antibody and process development costs. Based upon the amended agreement with British Biotech, the Company determined that a valuation allowance of $492,000 was required to reduce the value of the prepaid material to its estimated net realizable value as of June 30, 2002. The valuation allowance represents that portion of the estimated cost of the antibody that British Biotech will not reimburse the Company for under the amended license agreement. Subsequent to June 30, 2002, the Company expenses as incurred (or paid, in the case of prepayments) that portion of the cost of antibody that it will not be reimbursed for under the terms of the amended license agreement with British Biotech.

  Other Current Accrued Liabilities

        Other current accrued liabilities consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Uninvoiced inventory receipts	$—	$720,216
Accrued contract payments	1,574,157	544,000
Accrued public reporting charges	167,000	177,574
Accrued professional services	238,673	186,527
Accrued insurance	193,337	116,794
Accrued clinical trial costs	8,464	60,855
Deferred rent	114,733	41,893
Other current accrued liabilities	218,460	247,214

Total	$2,514,824	$2,095,073

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

  Research and Development Costs

        Research and development costs are expensed as incurred and consist of (i) research to identify and evaluate new targets, antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of the Company's own and, in certain instances, its collaborators' product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. The Company's research efforts are primarily focused in the following areas:

  •
  The Company's contributions to the clinical development of cantuzumab mertansine and huN901-DM1;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody;

  •
  Process improvements to the Company's TAP technology;

  •
  Preclinical development of the Company's own potential products;

  •
  Process improvement related to the production of DM1 and strain development of its precursor, ansamitocin P3;

  •
  Process development related to the commercial manufacture of huN901-DM1 conjugate;

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

  Cash and Cash Equivalents

        Cash and cash equivalents include money market funds and cash at June 30, 2003 and 2002. The Company considers all investments purchased to be marketable securities.

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

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

  Impairment of Long-Lived Assets

        The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 2003, the Company determined that no impairment of long-lived assets exists.

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of June 30, 2003, 2002 and 2001, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock and ImmunoGen Common Stock equivalents as calculated in accordance with the treasury-stock accounting method are included in the following table:

	June 30,
	2003	2002	2001
Options, warrants and other securities convertible into Common Stock	5,427,291	10,750,039	7,334,101
Common Stock equivalents	900,276	7,876,646	5,042,380

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

        Had compensation costs for the Company's stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's basic and diluted net loss per common share for the years ended June 30, 2003, 2002, and 2001 would have been adjusted to the pro forma amounts indicated below:

	Year Ended June 30,
	2003	2002	2001
Net loss, as reported	$(19,982,308)	$(14,629,839)	$(15,290,682)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	739	—	80,387
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(6,519,817)	(6,032,968)	(3,606,771)

Pro forma net loss	$(26,501,386)	$(20,662,807)	$(18,817,066)

Basic and diluted net loss per common share, as reported	$(0.48)	$(0.37)	$(0.42)

Basic and diluted net loss per common share, pro forma	$(0.63)	$(0.52)	$(0.51)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2003	2002	2001
Dividend	None	None	None
Volatility	97.64%	100.56%	97.00%
Risk-free interest rate	2.46%	4.33%	5.00%
Expected life (years)	5.5	5.5	5.5

        Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $2.94, $4.69 and $16.12 per share, respectively.

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

  Accumulated Other Comprehensive Loss

        The Company presents comprehensive loss in accordance with SFAS 130, "Reporting Comprehensive Income." Comprehensive income (loss) was comprised entirely of unrealized gains and losses recognized on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2003, the Company operated in one reportable business segment under the management approach of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the business of discovery of monoclonal antibody-based cancer therapeutics.

  Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123" (SFAS 148). SFAS 148 amended SFAS 123 to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provision of SFAS 148 was effective for interim periods beginning after December 15, 2002. The Company has not adopted the fair value method of accounting for stock-based compensation and will continue to apply APB 25 for its stock-based compensation plans. The Company has incorporated the annual disclosure requirements of SFAS 148 in this Annual Report on Form 10-K for the fiscal year ended June 30, 2003. See Stock-Based Compensation, above, for the disclosures required by FAS 148.

        In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of the Company's existing revenue arrangements. The Company believes that the adoption of EITF Issue No. 00-21 will not result in a material change to its existing revenue recognition policy for prospective revenue arrangements. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 provides a new consolidation model that determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 were effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003 the provisions of FIN 46 are to be applied no later than July 1, 2003. The Company has not invested in any variable interest entities. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

C.    Agreements

Out-Licenses

  Boehringer Ingelheim International GmbH

        In November 2001, the Company entered into a collaboration agreement with Boehringer Ingelheim to develop a new product combining our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, the Company received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments on future product sales, if and when they commence. The Company has deferred the upfront fee and it is being recognized over the period of the Company's substantial involvement, which is estimated to be six years. In October 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody had commenced on or about September 24, 2002. The achievement of this milestone triggered a payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. The milestone payment is included in collaboration revenue for the fiscal year ended June 30, 2003. Boehringer Ingelheim is responsible for the product development, manufacturing and marketing of any products resulting from the collaboration.

  Millennium Pharmaceuticals, Inc.

        In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the Company's TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received a non-refundable upfront fee of $2.0 million in the third quarter of 2001. The upfront fee has been deferred and is being recognized over the period during which Millennium may elect to acquire a license to utilize the Company's TAP technology with one of Millennium's antibodies. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to the Company's maytansinoid technology for use with Millennium's antibody MLN591. MLN591 is directed towards the extracellular domain of Prostate Specific Membrane Antigen. ImmunoGen received a non-refundable license fee from Millennium when the license agreement was signed. The license fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, which the Company estimates to be six years. In November 2002, Millennium informed ImmunoGen that clinical trials of MLN2704, composed of ImmunoGen's DM1 effector molecule and Millennium's MLN591 antibody, had been initiated. The achievement of this milestone triggered a payment of $1.0 million from Millennium to ImmunoGen. The milestone payment is included in collaboration revenue for the fiscal year ended June 30, 2003. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, the Company will receive license and milestone payments of approximately $41.0 million per antigen target.

        Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

  Abgenix, Inc.

        In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. The Company received a total of $5.0 million in technology access fee payments from Abgenix and is entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. At June 30, 2003, $3.9 million of the technology access fees remained as deferred revenue to be recognized over the period during which Abgenix may elect to acquire a license to utilize the Company's TAP technology with one of Abgenix's antibodies. On September 7, 2000, Abgenix purchased $15.0 million of the Company's Common Stock in accordance with the agreement. In January 2002, Abgenix was granted an exclusive option to acquire an exclusive license to a certain TAP product in exchange for a nominal option fee. The Company deferred the exclusive option fee and recognized it over the option period. In July 2003, Abgenix notified ImmunoGen that it elected to renew the exclusive option for an additional period in exchange for a nominal extension fee. The

Company has deferred the exclusive option extension fee and is recognizing it over the option extension period. In June 2002, Abgenix was granted a nonexclusive option to acquire a license to another TAP product in exchange for a nominal option fee. The nonexclusive option fee was deferred and is being recognized over the option period. Abgenix may renew the nonexclusive option for an additional period in exchange for an extension fee. ImmunoGen's agreement with Abgenix will terminate upon expiration of a specified time period during which the Company has given Abgenix access to its technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time. For the years ended June 30, 2003, 2002 and 2001, the Company recognized as collaboration revenue $400,000, $400,000 and $300,000, respectively, of the technology access fees.

  British Biotech plc

        In May 2000, the Company entered into a development, commercialization and license agreement with British Biotech to develop and commercialize its huN901-DM1 TAP product for the treatment of small-cell lung cancer. The agreement grants British Biotech exclusive rights to develop and commercialize huN901-DM1 in the European Union and Japan. The Company retains the right to develop and commercialize huN901-DM1 in the United States and the rest of the world, as well as the right to manufacture the product worldwide. Under the terms of the agreement, British Biotech will be responsible for conducting the clinical trials necessary to achieve marketing approval in the United States, European Union and Japan. ImmunoGen is responsible for the remaining preclinical development, and will be reimbursed for manufacturing the product for clinical trials. British Biotech paid a fee of $1.5 million for its territorial rights to huN901-DM1, which the Company has deferred. Upon approval of the product for marketing in the United States, the Company will pay to British Biotech a one-time milestone payment of $3.0 million. ImmunoGen will receive royalties on sales of huN901-DM1 in the European Union and Japan, if and when they commence.

  Genentech, Inc.

        In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target a certain cell surface receptor. Under the terms of the agreement, Genentech receives exclusive worldwide rights to commercialize TAP products for cancers expressing the HER2 antigen. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment for execution of the agreement. The upfront fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, currently estimated to be seven years. In addition to royalties on net sales, when and if they commence, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $39.5 million of upfront and milestone payments.

        The Company also announced in May 2000 that it entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. The upfront fee was deferred and is being recognized ratably over the period during which Genentech may elect to receive a product license. This agreement also provides for other payments based upon Genentech's achievement of milestones per antigen target and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company will receive approximately $39.0 million in license and milestone payments per antigen target under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

  GlaxoSmithKline plc

        In February 1999, the Company entered into an exclusive agreement with SmithKline Beecham plc, London, England and SmithKline Beecham, Philadelphia, Pennsylvania, now wholly-owned subsidiaries of GlaxoSmithKline plc, to develop and commercialize the Company's TAP product, cantuzumab mertansine, for the treatment of colorectal, pancreatic, gastric and certain non-small-cell lung cancers. In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to ImmunoGen that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the full product license. In February 2003, the Company regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. The Company is now free to relicense the product as it considers most appropriate.    The agreement provided that, at the Company's option, and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of its Common Stock. Between the signing of the agreement and June 30, 2003, GlaxoSmithKline had purchased, pursuant to ImmunoGen's put option, $2.5 million of the Company's Common Stock.

        Through June 30, 2003, the Company had received an upfront fee of $1.0 million and four milestones totaling $10.5 million under the GlaxoSmithKline agreement. In the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the portion of the upfront payment GlaxoSmithKline paid to ImmunoGen that remained in deferred revenue at the termination date. Included in collaboration revenue in the statement of operations for the year ended June 30, 2003, 2002, and 2001 is $431,000, $167,000, and $167,000, respectively, of the previously received upfront payment that was recognized as revenue.

        In February 2003, GlaxoSmithKline and ImmunoGen finalized all outstanding financial matters under their various collaboration agreements. Included in other income for the year ended June 30, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration.

In-Licenses

  BioInvent International AB

        In June 2001, the Company and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and manufacture one of the Company's monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $265,000 and $517,000 upon the signing of the letter of intent and the signing of the agreement, respectively. The Company also made payments of $995,000 during the year ended June 30, 2002, based upon other milestones included in the contract. The Company paid BioInvent $1.9 million during the year ended June 30, 2003. As of June 30, 2003, the Company has received $3.1 million of material under the monoclonal antibody supply agreement.

        In December 2002, the Company and BioInvent International AB entered into a second monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and current Good Manufacturing Practices manufacturing of one of the Company's monoclonal antibodies. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $433,000 upon the signing of the agreement. The Company also made payments of $98,000 during the year ended June 30, 2003, based upon other milestones included in the contract. As of June 30, 2003, the Company has not received any material under this monoclonal antibody supply agreement.

  Genzyme Transgenics Corporation

        In November 2000, the Company entered into a collaboration agreement with Genzyme Transgenics Corporation. Pursuant to this agreement, the Company investigated the viability of commercial production of huN901 antibody using transgenic goats. huN901 is the antibody component of huN901-DM1. The Company paid Genzyme Transgenics a $500,000 project start-up fee in December 2000. During the year ended June 30, 2002, the Company made development-related milestone payments of approximately $1.3 million to Genzyme Transgenics. The Company made no development related milestone payments during the year ended June 30, 2003. In August 2003, the Company and Genzyme Transgenics concluded this collaboration agreement.

  MorphoSys AG

        In September 2000, the Company entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has identified fully human antibodies against a specific cell surface marker that the Company previously identified through its apoptosis research. This cell marker is associated with a number of forms of cancer. The Company is currently evaluating one of the antibodies produced under this collaboration. In September 2000, the Company expensed and paid MorphoSys an $825,000 technology access payment, recorded as a research and development charge, and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. The Company reimbursed MorphoSys for its research and development efforts related to identifying these antibodies. During the years ended June 30, 2002 and 2001, the Company reimbursed MorphoSys approximately $500,000 and $562,000, respectively, for these costs and recorded such costs as research and development expense. The Company's commitment to reimburse certain of Morphosys' research and development efforts concluded during the year ended June 30, 2002. ImmunoGen can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

        In June 2001, the Company entered into a second collaboration agreement with MorphoSys. Under this second agreement, the Company will license MorphoSys' HuCAL® technology for the generation of research antibodies. The Company paid MorphoSys a technology access fee of $300,000 and a license fee of $300,000, both of which were recorded as research and development expense in the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2002 and 2003, the Company recorded an annual license fee of $250,000 as research and development expense. The Company believes that access to the HuCAL® technology will facilitate and accelerate its internal research efforts. Under this second agreement, the Company will pay MorphoSys technology access, license and annual subscription fees during a four-year term. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

D.    Marketable Securities

        As of June 30, 2003, $10.1 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$10,132,389	$—	$—	$10,132,389
Commercial paper	3,795,722	498	(21)	3,796,199
Government treasury notes
Due in one year or less	37,087,851	36,598	—	37,124,449
Federal agencies
Due in one year or less	6,324,644	7,819	—	6,332,463
Due in one to three years	2,015,906	—	(9,746)	2,006,160
Asset-backed securities
Due in one year or less	29,243,694	115,358	(41,313)	29,317,739
Due in one to three years	2,493,667	9,965	—	2,503,632
Corporate notes
Due in one year or less	7,997,370	12,255	(2,344)	8,007,281
Due in one to three years	1,051,217	1,732	—	1,052,949
Bank notes
Due in one year or less	999,929	—	(44)	999,885

Total	101,142,389	184,225	(53,468)	101,273,146
Less amounts classified as cash and cash equivalents	10,132,389	—	—	10,132,389

Total marketable securities	$91,010,000	$184,225	$(53,468)	$91,140,757

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

        In 2003, gross realized gains totaled $596,000 and gross realized losses totaled $56,000. In 2002, gross realized gains totaled $971,000 and gross realized losses totaled $26,000. In 2001, gross realized gains totaled $134,000 and gross realized losses totaled $1,000.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Machinery and equipment	$4,783,569	$3,892,990
Computer hardware and software	1,083,958	1,034,593
Assets under construction	5,905,616	3,442,962
Furniture and fixtures	139,257	130,507
Leasehold improvements	9,721,269	9,659,608

	21,633,669	18,160,660
Less accumulated depreciation	(12,587,822)	(11,457,511)

Property and equipment, net	$9,045,847	$6,703,149

        Depreciation expense was approximately $1.1 million, $985,000 and $613,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before the cumulative effect of accounting change and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2003	2002	2001
Loss before income tax expense and cumulative effect of accounting change	$(19,947)	$(14,502)	$(9,473)

Expected tax benefit at 34%	$(6,782)	$(4,931)	$(3,221)
State tax benefit net of federal benefit	(1,125)	(815)	(429)
Unbenefitted losses	7,938	5,869	3,697
Other	4	5	36

Income tax provision	$35	$128	$83

        At June 30, 2003, the Company has net operating loss carryforwards of approximately $170.4 million available to reduce federal taxable income that expire in 2004 through 2023 and $60.7 million available to reduce state taxable income that expire in 2004 through 2008. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $9.5 million available to offset federal and state income taxes, which expire beginning in 2004. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2003 and 2002 are as follows (in thousands):

	June 30,
	2003	2002
Net operating loss carryforwards	$61,728	$54,007
Research and development tax credit carryforwards	8,174	7,667
Capitalized research costs	1,108	1,389
Property and other intangible assets	2,418	2,481
Deferred revenue	4,496	5,384
Other liabilities	424	1,410

Total deferred tax assets	78,348	72,338
Valuation allowance	(78,348)	(72,338)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $6.0 million during 2003 due primarily to the increase in net operating loss carryforwards related to the Company's net loss offset by write-offs of expiring federal and state net operating loss carryforwards and research and development credits.

G.    Capital Stock

  Common and Preferred Stock

        In October 1996, the Company's $2.5 million debenture issued in June 1996 was converted into 2,500 shares of the Company's Series A Convertible Preferred Stock (Series A Stock), with a stated value of $1,000 per share. Holders of the Series A Stock were entitled to receive, when and as declared by the Board of Directors, cumulative dividends in cash, or at the Company's option, shares of the Company's common stock, in arrears on the conversion date. The 2,500 shares of Series A Stock were convertible into the same number of shares of common stock as the $2.5 million debenture. Each share of Series A Stock was convertible into a number of shares of common stock determined by dividing $1,000 by the lower of (i) $2.50 (subject to certain restrictions) and (ii) 85% of the average of the closing bid price of the common stock for the five days prior to conversion. In addition, holders of Series A Stock were entitled to receive, on conversion of the Series A Stock, a number of warrants equal to 50% of the number of shares of common stock issued on conversion. As of January 5, 1998, all 2,500 shares of the Series A Stock plus accrued dividends thereon had been converted into 2,676,235 shares of the Company's common stock. In connection with the Series A Stock conversions, warrants to purchase 1,338,117 shares of common stock were issued. The warrants were issued with an exercise price of $4.00 per share and expired at various dates during 2002 and 2003. The warrants were valued at $623,000 and were accounted for as non-cash dividends on convertible preferred stock at the time of issuance of the Series A Stock. The warrant agreements contain anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder could purchase 1,347,811 shares of common stock at exercise prices ranging from $3.95 to $4.00 per share. These warrants expired unexercised at various dates in fiscal year 2003.

        In July 1997, the Company's majority-owned subsidiary, ATI, entered into a collaboration with BioChem Pharma, Inc. (BioChem Pharma). As part of the agreement, BioChem Pharma received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount invested in ATI by BioChem Pharma during the three-year research term. These warrants were exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen common stock determined by dividing $11.1 million by the average closing price per share of the ImmunoGen common stock, as reported by Nasdaq, for the five days preceding the exercise of the warrant, subject to certain limitations. On July 29, 2002, Shire Biochem, Inc. (Shire), as successor in interest to BioChem Pharma, delivered to the Company a notice of exercise of warrants and Shire delivered 11,125 shares of ATI in lieu of cash to exercise the warrants. The Company issued to Shire 4,096,098 shares of restricted common stock of the Company. Upon the request of Shire and pursuant to the Registration Rights Agreement dated July 31, 1997 between the two parties, on September 26, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale by Shire of the shares of common stock issued upon the exercise of the warrants.

        As discussed further in Note H, the Company issued 189,498 restricted shares of the Company's common stock to settle an existing claim in March 2002.

        On August 27, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company's common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program. As of June 30, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

  Warrants

        In addition to the warrants discussed in this footnote, under the subheading Common and Preferred Stock, the Company issued warrants to purchase 509,000 and 500,000 shares of Common Stock at exercise prices of $4.00 and $6.00 per share, respectively, in connection with a private placement of the Company's convertible debentures in March 1996. The warrant agreements contained anti-dilution provisions. In connection with ImmunoGen's November 2000 public offering of stock, the Company and the warrant holder negotiated a revision to the warrants based upon the anti-dilution provisions. Under the revised warrant terms, the holder may purchase 568,715 and 558,659 shares of common stock at exercise prices of $3.58 and $5.37 per share, respectively. In September 2001, the warrant holders exercised their right to acquire all 1,127,374 shares of common stock. Additionally, the Company issued the holder a warrant, expiring in November 2005, to acquire 340,000 shares of common stock at an exercise price of $38.00 per share. The warrant remains outstanding as of June 30, 2003.

  Common Stock Reserved

        At June 30, 2003, the Company has reserved 6,473,792 shares of authorized common stock for the future issuance of shares under the Company's Restated Stock Option Plan, 2001 Non-Employee Director Stock Plan and for all outstanding warrants.

  Stock Options

        Under the Company's Restated Stock Option Plan, or the Plan, employees, consultants and directors may be granted options to purchase shares of common stock of the Company. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. In November 2001, the shareholders approved an amendment to the Plan to increase the total number of shares reserved for the grant of options to 7.35 million shares of common stock. In addition to options granted under the Plan, the Board previously approved the granting of other non-qualified options.

Information related to stock option activity under the Plan and outside of the Plan during fiscal years 2001, 2002 and 2003 is as follows:

	Options Issued Under the Plan		Non-qualified Options Issued Outside of the Plan
	Shares	Average Price per Share	Shares	Average Price per Share
Outstanding at June 30, 2000	3,212,008	$3.50	20,000	$7.69

Granted	1,051,300	19.89	12,500	14.49
Exercised	(303,928)	2.47	(10,000)	3.38
Canceled	(100,999)	10.86	—	—

Outstanding at June 30, 2001	3,858,381	7.85	22,500	13.38

Granted	713,700	5.95	—	—
Exercised	(137,836)	2.88	(12,500)	14.49
Canceled	(84,046)	16.40	—	—

Outstanding at June 30, 2002	4,350,199	7.53	10,000	12.00

Granted	874,682	3.85	—	—
Exercised	(2,375)	1.76	—	—
Canceled	(135,215)	11.00	(10,000)	12.00

Outstanding at June 30, 2003	5,087,291	$6.89	—	$—

        The following table summarizes aggregate information about total stock options outstanding under the Plan and outside the Plan at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.84 - 1.31	883,093	4.38	$0.99	883,093	$0.99
1.38 - 2.50	1,036,334	4.24	2.17	999,609	2.16
2.53 - 3.95	1,349,107	9.49	3.90	268,938	3.94
4.06 - 19.03	976,231	6.21	9.15	780,490	8.06
19.12 - 39.13	842,526	7.57	21.04	550,870	20.97

	5,087,291			3,483,000

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2003, 2002 and 2001:

	Outstanding	Average Price Per Share	Exercisable	Average Price Per Share
June 30, 2003	5,087,291	$6.89	3,483,000	$6.30
June 30, 2002	4,360,199	7.54	2,800,223	5.04
June 30, 2001	3,880,881	7.88	2,317,189	3.09

        The Company applies APB 25 and related interpretations in accounting for its Plan. Accordingly, no compensation expense is generally recognized for its stock-based compensation plans. However, the Company recorded $43,000 of compensation expense related to a terminating employee and $37,000 in connection with variable stock option grants in 2001.

  2001 Non-Employee Director Stock Plan

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company's common stock on the last date of the Company's fiscal quarter for which the services are rendered. The Director Plan is administered by the Board of Directors which is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted.

        Pursuant to the Director Plan, during the year ended June 30, 2003, the Company recorded $48,000 in compensation expense related to the issuance of 7,768 stock units and 7,762 shares of common stock for directors' services rendered during the fiscal year ended June 30, 2003. During the year ended June 30, 2002, the Company recorded $36,000 in compensation expense related to the issuance of 3,134 stock units and 3,132 shares of common stock under the Director Plan. The value of the stock units is adjusted to market value at each period date. As of June 30, 2003, there remain 31,013 shares of common stock reserved for issuance under the Director Plan.

H.    Commitments and Contingencies

  Leases

        At June 30, 2003, the Company leases facilities in Norwood and Cambridge, Massachusetts under agreements through 2008. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense was approximately $1.7 million, $737,000 and $635,000 during fiscal years 2003, 2002 and 2001, respectively.

        The minimum rental commitments, including real estate taxes and other expenses, for the next five years under the non-cancelable operating lease agreements are as follows:

2004	3,116,044
2005	3,116,044
2006	3,116,044
2007	3,146,044
2008	2,681,935
Thereafter	1,630,300

Total minimum lease payments	$16,806,411

  Litigation

        In December 1995, the Company entered into an agreement with a third party whereby the third party agreed to identify and introduce potential financing sources to the Company in exchange for cash and warrants upon the successful completion of a financing. During the fiscal years ended June 30, 1996 and 1998, the Company issued stock, warrants and cash to the third party relating to certain financings. On November 13, 2001, the Company received a claim asserting that, as a result of certain warrant exercises, the Company owed additional compensation to the third party. In March 2002, the Company settled the claim with a third party and its principals (together, the "Settling Parties") and issued 189,498 restricted shares of the Company's Common Stock (the "Settlement Proceeds"). The value of the settlement, $2.1 million, was based upon the closing stock price, as reported on Nasdaq, at the date of issuance. The settlement is reflected as a reduction in Additional Paid-in Capital in the accompanying balance sheet and did not result in a charge to the Company's statement of operations. Subsequently, the Settling Parties alleged that the Company failed to disclose material information during the course of the settlement negotiations that had an effect on the value of the Settlement Proceeds. The Company expressly denied these allegations. In December 2002, the Company entered into a supplemental settlement and release with the Settling Parties and in January 2003 paid the Settling Parties $400,000 to settle all alleged claims.

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 60% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 2003, 2002 and 2001, the Company's contributions to the 401(k) Plan amounted to approximately $87,000, $60,000, and $47,500, respectively.

J.    Subsequent Event

        In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen's pipeline: huMy9-6-DM1, anti-IGF-IR antibody and a third, unidentified product candidate. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program. Aventis has the option, with 12 months' advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods. If Aventis requests to extend the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, ImmunoGen would receive an additional $36.4 million of research funding. Aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003. The Company intends to defer the upfront fee and recognize it as revenue over the period of ImmunoGen's substantial involvement, which the Company estimates to be five years, the term of the collaborative research program, including the two 12-month extensions. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

        The agreement provides ImmunoGen an option to certain co-promotion rights in the United States on a product-by-product basis. Aventis will be responsible for product development, manufacturing, and commercialization, and will cover all associated costs for any products created through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement.

        The terms of the Company's collaboration agreement with Aventis place certain restrictions upon ImmunoGen. Subject to the Company's obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with Aventis, (i) ImmunoGen may only enter into a specified number of additional single target TAP collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with Aventis, utilizing the Company's TAP technology to bind any taxane effector molecule to any antibody. Additionally, the terms of the collaboration agreement allow Aventis to elect to terminate ImmunoGen's participation in the research program and/or the Company's co-promotion rights upon a change of control of ImmunoGen.

K.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2003
	First Quarter Ended September 30, 2002	Second Quarter Ended December 31, 2002	Third Quarter Ended March 31, 2003	Fourth Quarter Ended June 30, 2003
Revenues:
Revenue earned under collaboration agreements	$1,479,671	$1,479,685	$785,706	$437,976
Clinical materials reimbursement	826,269	947,896	492,458	903,157
Development fees	40,370	48,578	178,306	8,204

Total revenues	2,346,310	2,476,159	1,456,470	1,349,337
Expenses:
Cost of clinical materials reimbursed	752,396	843,168	439,872	798,949
Research and development	4,109,351	6,566,748	6,295,903	6,456,852
General and administrative	1,742,374	1,296,974	1,502,253	1,415,868

Total expenses	6,604,121	8,706,890	8,238,028	8,671,669

Loss from operations	(4,257,811)	(6,230,731)	(6,781,558)	(7,322,332)
Interest income, net	892,407	740,814	592,466	456,759
Realized gains on investments	153,450	217,569	162,846	6,066
Other income	12,692	—	1,409,665	515

Loss before income tax expense	(3,199,262)	(5,272,348)	(4,616,581)	(6,858,992)
Income tax expense	22,275	12,850	—	—

Net loss	$(3,221,537)	$(5,285,198)	$(4,616,581)	$(6,858,992)

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.11)	$(0.17)

	Fiscal Year 2002
	First Quarter Ended September 30, 2001	Second Quarter Ended December 31, 2001	Third Quarter Ended March 31, 2002	Fourth Quarter Ended June 30, 2002
Revenues:
Revenue earned under collaboration agreements	$396,617	$388,816	$459,941	$471,336
Clinical materials reimbursement	934,561	840,855	601,777	1,135,387
Development fees	94,723	314,742	148,616	95,532

Total revenues	1,425,901	1,544,413	1,210,334	1,702,255
Expenses:
Cost of clinical materials reimbursed	934,561	840,855	556,677	1,008,888
Research and development	2,503,556	3,015,212	7,173,051	5,002,212
General and administrative	1,198,575	1,242,262	1,576,469	1,386,061

Total expenses	4,636,692	5,098,329	9,306,197	7,397,161

Loss from operations	(3,210,791)	(3,553,916)	(8,095,863)	(5,694,906)
Loss on the sale of assets	—	200	—	—
Interest income, net	1,644,937	1,295,868	1,084,386	1,030,625
Realized gains on investments	8,473	555,289	170,277	210,676
Other income	26,670	3,307	1,332	21,409

Loss before income tax expense	(1,530,711)	(1,699,252)	(6,839,868)	(4,432,196)
Income tax expense	61,812	33,000	33,000	—

Net loss	$(1,592,523)	$(1,732,252)	$(6,872,868)	$(4,432,196)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.17)	$(0.11)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        (b)    Changes in Internal Controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

        The section entitled "Election of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 10, 2003, is hereby incorporated by reference.

Executive Officers

        The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

Name	Age	Positions with the Company
Mitchel Sayare, Ph.D.	55	Chairman of the Board of Directors, Chief Executive Officer and President
Walter A. Blattler, Ph.D.	54	Executive Vice President, Science and Technology
Gregg D. Beloff	35	Vice President, Finance and Chief Financial Officer
John M. Lambert, Ph.D	52	Senior Vice President, Pharmaceutical Development
Pauline Jen Ryan	36	Vice President, Business Development
Virginia A. Lavery	39	Vice President, Senior Controller and Treasurer

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

        Walter A. Blattler, Ph.D., elected a Director in September 1995, served as Vice President, Research and Development from 1987 to October 1994 and as Senior Vice President, Research and Development from October 1994 to October 1996. Since October 1996, Dr. Blattler has served as Executive Vice President, Science and Technology. Dr. Blattler joined the Company in October 1987. From 1981 to 1987, Dr. Blattler was chief scientist for the ImmunoGen-supported research program at Dana-Farber Cancer Institute. Dr. Blattler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978.

        Gregg D. Beloff, Vice President, Finance and Chief Financial Officer, joined the Company in March 2001. From 1998 to 2001 he was employed at Adams, Harkness & Hill, Inc., most recently as a Vice President in Investment Banking. From 1993 to 1996, Mr. Beloff was employed as an attorney at the law firm of Gaffin & Krattenmaker, P.C. Mr. Beloff holds a Juris Doctorate from the University of Pittsburgh and a Masters of Business Administration from Carnegie Mellon University.

        John M. Lambert, Ph.D., Senior Vice President, Pharmaceutical Development, since 2000, joined the Company in 1987. Dr. Lambert served as the Company's Senior Director of Research from October 1994 to November 1996. Prior to joining ImmunoGen, Dr. Lambert was Assistant Professor of Pathology at the Dana-Farber Cancer Institute, where he worked on the research program supported by ImmunoGen. Dr. Lambert received his Ph.D. in Biochemistry from Cambridge University in England.

        Pauline Jen Ryan, Vice President, Business Development since 2000 and Senior Director, Business Development from 1999 to 2000, rejoined the Company in May of 1999. From 1998 to 1999, Ms. Ryan was a Vice President of Capital Management Consulting, Inc., a biomedical consulting firm. From 1994 to 1997, she was Director of Business Development of Organogenesis, Inc., a biotechnology company. Ms. Ryan holds a Masters of Business Administration from Northwestern University's Kellogg School of Management.

        Virginia A. Lavery, Vice President, Senior Controller and Treasurer since 2002 and Sr. Corporate Controller and Treasurer from 2000 to 2002, joined the Company in December 2000. During 2000, Ms. Lavery was self-employed as a financial consultant. From August 1999 to February 2000, Ms. Lavery was interim Chief Financial Officer of Dynamics Research Corporation, a publicly-traded government contractor, after having served as Corporate Controller since July 1998. From 1989 to 1998, Ms. Lavery was a Certified Public Accountant with Arthur Andersen, LLP. Ms. Lavery holds a Masters of Science in Public Accounting/Masters of Business Administration from Northeastern University's Graduate School of Professional Accounting.

        The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders are hereby incorporated by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

        Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards at June 30, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,087,291	$6.89	1,035,717
Equity compensation plans not approved by security holders	—	—	—
Total	5,087,291	$6.89	1,035,717

(1)
These plans consist of the Restated Stock Option Plan and the 2001 Non-Employee Director Stock Plan.

Item 13.    Certain Relationships and Related Transactions

        The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

          (1)   See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

          (2)   The following schedule is filed as part of this Form 10-K:

          Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2003, 2002 and 2001.

          (3)   Exhibits

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(18)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)
Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)
(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(4)
(10.3)	x	Restated Stock Option Plan(20)
(10.4)	x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)
Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)
(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994(8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)

(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.16)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.20)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.28)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.43)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.44)		License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(12)
(10.45)		Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(12)
(10.46)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.47)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.48)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(14)
(10.49)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(15)
(10.50)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.51)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.52)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(17)
(10.53)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(17)
(10.54)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(18)
(10.55)	x	2001 Non-Employee Director Stock Plan(19)
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(24)		Consent of PricewaterhouseCoopers LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

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

(6)
Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

(7)
Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

(8)
Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

(9)
Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

(10)
Previously filed as exhibits to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

(11)
Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

(12)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1998.

(13)
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

(19)
Previously filed as exhibit to, and incorporated herein by reference from, the Registrant's Registration Statements on Form S-8, File No. 333-75374

(20)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's Registration Statements on Form S-8, File No. 333-75372

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
Dated: September 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE Mitchel Sayare	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive)	September 26, 2003
/s/ WALTER A. BLÄTTLER Walter A. Blättler	Executive Vice President, Science and Technology, and Director	September 26, 2003
/s/ GREGG D. BELOFF Gregg D. Beloff	Vice President and Chief Financial Officer	September 26, 2003
/s/ DAVID W. CARTER David W. Carter	Director	September 26, 2003
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	September 26, 2003
/s/ STUART F. FEINER Stuart F. Feiner	Director	September 26, 2003
/s/ MARK SKALETSKY Mark Skaletsky	Director	September 26, 2003

INDEX TO EXHIBITS

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(18)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)		Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)
(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(4)
(10.3)	x	Restated Stock Option Plan(20)
(10.4)	x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)		Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)
(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994 (8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.16)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.20)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.28)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.43)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.44)		License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(12)
(10.45)		Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(12)
(10.46)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.47)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.48)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(14)

(10.49)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(15)
(10.50)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.51)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.52)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(17)
(10.53)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(17)
(10.54)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(18)
(10.55)	x	2001 Non-Employee Director Stock Plan(19)
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(24)		Consent of PricewaterhouseCoopers LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

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

(6)
Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.

(7)
Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.

(8)
Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the registrant's annual report on Form 10-K in the fiscal year ended June 30, 1994.

(9)
Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.

(10)
Previously filed as exhibits to the Registrant's Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

(11)
Previously filed as Exhibit 10.29 to the Registrant's Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

(12)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1998.

(13)
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

(19)
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

(*)
The Registrant has filed a confidential treatment request with the Commission with respect to this document.

IMMUNOGEN, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A — DESCRIPTION	COLUMN B	COLUMN C — ADDITIONS		COLUMN D	COLUMN E
Inventory Reserves	Balance At Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Inventory Write Off	Balance at End of Period
Year End June 30, 2003	$260,938	1,056,607	—	(120,457)	$1,197,088
Year End June 30, 2002	$—	1,986,239	—	(1,725,301)	$260,938
Year End June 30, 2001	$—	—	—	—	$—
Prepaid and Other Current Asset Reserves
Year End June 30, 2003	$492,361	—	—	(492,361)	$—
Year End June 30, 2002	$—	492,361	—	—	$492,361
Year End June 30, 2001	$—	—	—	—	$—

S-I

QuickLinks

  Item 1. Description of Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
Report of Independent Accountants
CONSOLIDATED BALANCE SHEETS
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
IMMUNOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Securities Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS