Form 10-Q
period 2003-09-30
IMMUNOGEN INC
filed 2003-11-14
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes     ☒           No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

Yes     ☒           No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share - 40,591,785 shares outstanding as of November 11, 2003

IMMUNOGEN, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements:

a.	Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003
b.	Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002
c.	Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002
d.	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBIT INDEX

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

	September 30, 2003	June 30, 2003
	(Unaudited)

ASSETS
Cash and cash equivalents	$5,450,276	$10,132,389
Marketable securities	101,892,139	91,140,757
Accounts receivable	795,680	674,458
Unbilled revenue	1,887,276	105,351
Inventory, net	5,592,056	5,620,713
Prepaid and other current assets, net	583,711	978,723
Total current assets	116,201,138	108,652,391

Property and equipment, net	9,149,657	9,045,847
Other assets	333,700	333,700
Total assets	$125,684,495	$118,031,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,282,398	$148,888
Accrued compensation	924,946	392,201
Other current accrued liabilities	1,849,023	2,514,824
Current portion of deferred revenue	4,585,933	2,754,799
Total current liabilities	8,642,300	5,810,712

Deferred revenue	18,482,552	9,495,545
Other long term liabilities	57,514	46,551
Total liabilities	27,182,366	15,352,808

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,264,825 shares and 44,261,334 shares as of September 30, 2003 and June 30, 2003	442,648	442,613
Additional paid-in capital	317,048,421	317,035,931
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(207,985,168)	(203,858,754)
Accumulated other comprehensive income	67,645	130,757
Total stockholders’ equity	98,502,129	102,679,130
Total liabilities and stockholders’ equity	$125,684,495	$118,031,938

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Revenues:
Clinical materials reimbursement	$1,948,700	$826,269
Research and development support	1,207,681	—
License fees and milestone payments	646,326	1,479,671
Development fees	87,476	40,370

Total revenues	3,890,183	2,346,310

Expenses:
Cost of clinical materials reimbursed	1,758,809	752,396
Research and development	4,771,367	4,109,351
General and administrative	1,834,223	1,742,374

Total expenses	8,364,399	6,604,121

Loss from operations	(4,474,216)	(4,257,811)

Interest income, net	379,372	892,407
Net realized gains (losses) on investments	(21,873)	153,450
Other income	593	12,692

Loss before income tax expense	(4,116,124)	(3,199,262)

Income tax expense	10,290	22,275

Net loss	$(4,126,414)	$(3,221,537)

Basic and diluted net loss per common share	$(0.10)	$(0.08)

Basic and diluted weighted average common shares outstanding	40,589,012	42,825,811

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,126,414)	$(3,221,537)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	229,287	285,072
(Gain) loss on sale of marketable securities	21,873	(153,450)
Compensation for stock options, stock and stock units	21,463	11,994
Changes in operating assets and liabilities:
Accounts receivable	(121,222)	(547,406)
Unbilled revenue	(1,781,925)	117,497
Inventory	28,657	(1,228,146)
Prepaid and other current assets	395,012	(590,019)
Other assets	—	(290,000)
Accounts payable	1,133,510	178,423
Accrued compensation	532,745	(1,143,733)
Other current accrued liabilities	(665,801)	1,552,066
Deferred revenue	10,818,141	(784,289)
Net cash provided by (used for) operating activities	6,485,326	(5,813,528)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	91,428,415	92,059,231
Purchases of marketable securities	(102,264,782)	(82,045,418)
Capital expenditures	(333,097)	(797,803)
Deposit on construction in progress	—	(1,850,000)
Net cash provided by (used for) investing activities	(11,169,464)	7,366,010

Cash flows from financing activities:
Repurchases of common stock	—	(2,546,112)
Proceeds from stock options exercised	2,025	—
Net cash provided by (used for) financing activities	2,025	(2,546,112)

Net change in cash and cash equivalents	(4,682,113)	(993,630)

Cash and cash equivalents, beginning balance	10,132,389	16,233,408

Cash and cash equivalents, ending balance	$5,450,276	$15,239,778

Supplemental disclosure:
Cash paid for income taxes	$—	$29,000

Non cash activities:
Repurchases of common stock included in other accrued liabilities	$—	$572,602

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2003 and June 30, 2003 and for the three-month periods ended September 30, 2003 and 2002 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

The Company has the following four types of collaborative contracts with the counterparties identified below:

•                  Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan:

Vernalis plc (formerly British Biotech plc, see further discussion in Note D)

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

Genentech, Inc.

Abgenix, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad agreement to discover, develop and commercialize antibody-based anticancer product candidates:

Aventis Pharmaceuticals, Inc.

Excluding the shared product license agreement and the agreement with Aventis, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators’ request and cost, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA.  Accordingly, the Company believes that it is unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

Generally, upfront payments on single target licenses are deferred over the period of the Company’s substantial involvement during development.  ImmunoGen employees are available to assist the Company’s collaborators during the development of their products.  The Company estimates this development phase to begin at the inception of the contract and conclude when the product receives FDA approval.  The Company believes this period of involvement is, on average, six years.  At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly to reflect any such change. In the event that a single target license were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad option agreements over the period during which the collaborator may elect to receive a license.  These periods are specific to each collaboration agreement, but are between seven and 12 years.  If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months.  If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target collaboration agreement, as discussed above.  In the event that a broad option agreement were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company’s shared product license collaboration with Vernalis, the entity created by the merger of British Biotech and Vernalis, provides for an upfront payment to ImmunoGen that was paid upon signing of the agreement.  The agreement also stipulates that upon FDA approval, ImmunoGen will pay Vernalis, as successor in interest to British Biotech, a milestone payment, which ImmunoGen expects will exceed the upfront payment the Company received.  The Company has deferred the upfront payment and anticipates recognizing such revenue concurrent with the milestone payment that the Company is required to pay to Vernalis if and when the product receives such FDA approval.  In the event that the product does not receive such FDA approval, the Company will record as revenue the non-refundable upfront payment previously received upon the termination of the license agreement.  The shared product license also provides that ImmunoGen (i) will manufacture preclinical and clinical materials for Vernalis, at Vernalis’ request and cost, excluding certain antibody costs that ImmunoGen has agreed to pay, and (ii) receive royalty payments until the last applicable patent expiration or 10 years after product launch.

The Company’s discovery, development and commercialization agreement with Aventis provides for an upfront payment of $12.0 million that Aventis paid to ImmunoGen in August 2003.  The Company deferred the upfront payment and will record it ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that Aventis may exercise.  The discovery, development and commercialization agreement also provides that ImmunoGen will (i) receive committed research funding over a three-year period; (ii) manufacture preclinical and clinical materials for Aventis, at Aventis’ request and cost; (iii) receive payments upon the collaboration’s and/or Aventis’ achievements of certain milestones; and (iv) receive royalty payments until the last applicable patent expiration or 12 years after product launch.  The committed funding is based upon resources that ImmunoGen is required to contribute to the collaboration.  The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

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

The Company may produce preclinical and clinical materials for its collaborators and, at the collaborators’ request, may perform process development work.  The Company also produces preclinical material for potential collaborators under material transfer agreements.  Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services.  The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.  The Company recognizes revenue on process development services as those services are performed.

Marketable Securities

In accordance with the Company’s investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities, asset-backed and United States government agency securities, banknotes and commercial paper, typically with maturity dates of less than two years.  The Company designates its marketable securities as available-for-sale securities.  The Company classifies all such securities as current assets since the Company has the ability to use such securities to satisfy current liabilities.  Marketable securities are carried at their fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income.  Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported as realized gains or losses on investments. In determining realized gains or losses on the sale of marketable securities, the cost of securities sold is based on the specific identification method.

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at September 30, 2003 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with Aventis; and (ii) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.  As of June 30, 2003, the majority of the Company’s Unbilled Revenue represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.  Also included in Unbilled Revenue are costs the Company has incurred in completing development work on behalf of its collaborators but has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market.

Inventory at September 30, 2003 and June 30, 2003 is summarized below:

	September 30, 2003	June 30, 2003

Raw materials, net	$3,402,837	$3,299,536
Work in process	1,738,640	1,870,598
Finished goods, net	450,579	450,579
Total	$5,592,056	$5,620,713

Included in inventory is a valuation allowance of $872,000 and $1.2 million as of September 30, 2003 and June 30, 2003, respectively.  The valuation allowance represents the cost of DM1 that the Company considers to be excess based on current collaborator firm fixed orders and projections and the cost of huN901-DM1 conjugate produced for Vernalis that the Company is required to pay pursuant to the terms of the amended license agreement.

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

The Company produces preclinical and clinical materials for its collaborators either in anticipation or in support of clinical trials or for process development and analytical purposes.  Under the terms of supply agreements with two of its collaborators, the Company generally receives rolling six-month firm fixed orders for conjugate that the Company is required to manufacture and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period.  The Company’s other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements.  The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ projections.  To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

c)              The Company considers more than a 12-month supply of ansamitocin P3 and/or DM1 that is not supported by collaborators’ firm fixed orders to be excess.   The Company establishes a reserve to record any such excess ansamitocin P3 or DM1 inventory at its net realizable value or expenses as received any such excess ansamitocin P3 or DM1 product received in any period; and

d)             The Company considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DM1 and ansamitocin P3 inventory at each reporting period.

At September 30, 2003, the Company’s on-hand supply of DM1 and ansamitocin P3, including $3.6 million of product received from the DM1 manufacturer and $562,000 of ansamitocin P3 held at its third party manufacturers, represented more than a 12-month supply based upon current collaborator firm fixed orders and projections.  In the quarter ended September 30, 2003, the Company recorded as research and development expense $20,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that the Company has identified as excess based upon the Company’s inventory policy as described above. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has additional excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

In April 2003, one of the Company’s collaborators informed ImmunoGen that the collaborator may explore alternative sources of ansamitocin P3 and/or DM1.  In applying its inventory policy, the Company has included this collaborator’s firm fixed orders and 12-month order projections in the determination of the Company’s 12-month supply of ansamitocin P3 and DM1.  At September 30, 2003, the Company believes that approximately $588,000 of its ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, the Company will evaluate its inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  The Company is unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. As of September 30, 2003 and 2002, the total number of options, warrants and other securities convertible into ImmunoGen Common Stock and ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, are included in the following table:

	September 30,
	2003	2002
Options, warrants and other securities convertible into Common Stock	5,360,109	5,290,880

Common Stock equivalents	1,407,593	813,556

ImmunoGen Common Stock equivalents have not been included in the net loss per common share calculations for the three months ended September 30, 2003 and 2002 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three months ended September 30, 2003 and 2002, total comprehensive loss equaled $4.2 million and $3.0 million, respectively. Comprehensive loss was comprised entirely of the change in unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees.  Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), the Company’s basic and diluted net loss per common share for the three months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,
	2003	2002
Net loss, as reported	$(4,126,414)	$(3,221,537)

Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	3,464	—

Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,697,395)	(1,677,697)

Pro forma net loss	$(5,820,345)	$(4,899,234)

Basic and diluted net loss per common share, as reported	$(0.10)	$(0.08)

Basic and diluted net loss per common share, pro forma	$(0.14)	$(0.11)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2003	2002
Dividend	None	None
Volatility	96.69%	101.8%
Risk-free interest rate	3.115%	3.183%
Expected life (years)	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the quarters ended September 30, 2003 and 2002 were $3.43 and $2.28, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models, including the Black-Scholes model, require the use of highly subjective assumptions, such as the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes and other existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” (SFAS 148).  SFAS 148 amended SFAS 123 to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition and annual disclosure provision of SFAS 148 were effective for fiscal years ending after December 15, 2002.  The interim disclosure provision of SFAS 148 was effective for interim periods beginning after December 15, 2002.  The Company has elected to continue to follow the intrinsic value method of accounting for stock-based compensation prescribed by APB 25 for its stock-based compensation plans.  Under APB 25, no compensation expense is recognized unless the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant.  See Stock-Based Compensation, above, for the required disclosures under SFAS 148.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of the Company’s existing revenue arrangements. The Company’s adoption of EITF Issue No. 00-21 did not result in a material change to its existing revenue recognition policy for revenue arrangements entered into on or after July 1, 2003. The Company’s adoption of EITF Issue No. 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. The Company adopted SFAS 150 in the quarter ended September 30, 2003.  The Company’s adoption of SFAS 150 did not have a material impact on its financial position or results of operations.

B.            Agreements

In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen’s pipeline: huMy9-6-DM1, anti-IGF-IR antibody and a third, unidentified product candidate for certain B-Cell malignancies.  The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program.  Aventis has the option, with 12 months’ advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods.  If Aventis requests to extend the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, ImmunoGen would receive an additional $36.4 million of research funding. Aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over the period of ImmunoGen’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that Aventis may exercise. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

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

The terms of the Company’s collaboration agreement with Aventis place certain restrictions upon ImmunoGen.  Subject to the Company’s obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with Aventis, (i) ImmunoGen may only enter into a specified number of additional single target TAP collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with Aventis, utilizing the Company’s TAP technology to bind any taxane effector molecule to any antibody.  Additionally, the terms of the collaboration agreement allow Aventis to elect to terminate ImmunoGen’s participation in the research program and/or the Company’s co-promotion rights upon a change of control of ImmunoGen.

C.            Capital Stock

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of September 30, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company recorded $18,000 in compensation expense related to the issuance of 2,022 stock units and 2,022 shares of stock for directors’ services rendered during the three months ended September 30, 2003.

During the three months ended September 30, 2003, a holder of options issued under the Company’s Restated Stock Option Plan exercised his or her rights to acquire an aggregate of 800 shares of common stock at an exercise price of $2.53 per share.  The total proceeds from this option exercise, $2,025, will be used to fund current operations.

D.            Subsequent Event

In July 2003, British Biotech announced its proposed acquisition of Vernalis.  In late August 2003, the acquisition was declared unconditional in all respects after a significant majority of Vernalis’ shareholders accepted British Biotech’s tender offer.  In connection with the acquisition, the merged company announced that it intended to review its merged product candidate portfolio.  On October 1, 2003, the entity created by the merger of British Biotech and Vernalis, which is now called Vernalis plc, held its Annual General Meeting.  At its Annual General Meeting, and in the press release issued in connection therewith, Vernalis announced that it had completed its product candidate portfolio review, and that, as a result of the review, it intends to discuss certain of its collaborations with its partners, including its collaboration with ImmunoGen on huN901-DM1.  At September 30, 2003 the collaboration agreement remains in full force and the Company believes that Vernalis does not currently have the right to unilaterally terminate the collaboration agreement.  Accordingly, the Company believes that any modification of the collaboration agreement can only be effected by mutual negotiation of the parties.  The Company has confirmed with Vernalis that, as of September 30, 2003, all ongoing clinical trials involving huN901-DM1 continued to enroll patients.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of both proprietary products and technologies.  Our lead proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allow our drugs to kill cancer cells with minimal harm to healthy tissue. The cytotoxic agent we currently use in all of our TAP products is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.  We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer products.  In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc.  Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration.  This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities.  We also licensed certain rights to huN901-DM1, an internally developed TAP product candidate, to Vernalis (formerly British Biotech plc, see Note D to the financial statements for the quarter ended September 30, 2003, filed under Item 1 in this Form 10-Q, for further discussion) in order to access their clinical development capabilities.  The terms of our collaborative agreements vary, reflecting the value we add to the development of any particular product candidate; however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials.  Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program.  Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding.

Currently, our collaborative partners include Abgenix, Inc., Aventis, Boehringer Ingelheim International GmbH, Vernalis plc, Genentech, Inc., and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of September 30, 2003, we had approximately $107.3 million in cash and marketable securities.  In August 2003, we received $12.0 million from Aventis, representing the non-refundable, upfront payment owed us upon the execution of our collaboration agreement.  We anticipate that our current capital resources and future collaboration payments, including the $50.7 million of committed research funding due us under the Aventis agreement, will enable us to meet our operational expenses and capital expenditures for at least the next five to seven fiscal years.

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

On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of September 30, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.  Because repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

We anticipate that the increase in our total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding we will receive pursuant to the Aventis collaboration.  Accordingly, period-to-period operational results may fluctuate dramatically.  We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of internal product candidates and technologies.  However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements.  We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement.  We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and projected FDA approval of our collaborators’ product that is the subject of the collaboration agreement.  We estimate that this time period is generally six years.  The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development.  Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider any DM1 or ansamitocin P3 raw material inventory in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such raw material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DM1 and ansamitocin P3 raw material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12 months’ usage of DM1 and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  During the quarter ended September 30, 2003, we recorded as research and development expense $20,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that we have identified as excess based upon our inventory policy.

In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1.  In applying our inventory policy, we included this collaborator’s 12-months’ projected usage in the determination of our 12-month supply of ansamitocin P3 and DM1.  At September 30, 2003, we believe that approximately $588,000 of our ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, we will evaluate our inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  We are unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2003 and 2002

Revenues

Our total revenues for the three months ended September 30, 2003 were $3.9 million compared with $2.3 million for the three months ended September 30, 2002.  The 66% increase in revenues in the quarter ended September 30, 2003 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis and higher clinical materials reimbursement offset by lower revenues from license fees and milestone payments.

Revenues from license fees and milestone payments for the three months ended September 30, 2003 decreased 56% to $646,000 compared to $1.5 million in the same period in the prior year.  Included in license fees and milestone payments for the quarter ended September 30, 2002, is a $1.0 million milestone payment from Boehringer Ingelheim related to the initiation of clinical trials of bivatuzumab mertansine. We did not earn any similar milestone payment during the quarter ended September 30, 2003.  Included in license fees and milestone payments for the quarter ended September 30, 2003 is $200,000 related to that portion of the upfront fee of $12.0 million we received from Aventis attributable to our performance during the quarter then ended. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the quarters ended September 30, 2003 and 2002 is included in the following table:

	September 30,
	2003	2002
Collaborative Partner:
GlaxoSmithKline	$—	$41,667
Genentech	160,704	160,704
Abgenix	133,334	125,000
Millennium	110,621	110,633
Boehringer Ingelheim	41,667	1,041,667
Aventis	200,000	—
Total	$646,326	$1,479,671

Deferred revenue of $23.1 million as of September 30, 2003 represents upfront fees, option fees and accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

Research and development support of $1.2 million in the three months ended September 30, 2003 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  Aventis has the option, with 12 months’ advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods.  If Aventis requests to extend the research program for one or both periods, ImmunoGen and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, we would receive an additional $36.4 million of research funding.

Clinical materials reimbursement of $1.9 million in the three months ended September 30, 2003 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2002, clinical materials reimbursement was $826,000. The cost of clinical materials reimbursed for the quarters ended September 30, 2003 and 2002 was $1.8 million and $752,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Development fees increased 117% in the three months ended September 30, 2003 to $87,000 from $40,000 for the same period in 2002.  Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

We report research and development expense net of reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

•                                          Our contributions to the clinical development of huN901-DM1;

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

Vernalis plc

Vernalis is currently conducting a Phase I and a Phase I/II clinical trial of huN901-DM1. The Phase I/II study is being conducted in the United States. Vernalis is also conducting a Phase I clinical trial of huN901-DM1 in the United Kingdom. Vernalis is the sponsor of these trials and, as such, has control over the clinical trial schedule and progress.

In July 2003, British Biotech announced its proposed acquisition of Vernalis.  In late August 2003, the acquisition was declared unconditional in all respects after a significant majority of Vernalis’ shareholders accepted British Biotech’s tender offer.  In connection with the acquisition, the merged company announced that it intended to review its merged product candidate portfolio.  On October 1, 2003, the entity created by the merger of British Biotech and Vernalis, which is now called Vernalis plc, held its Annual General Meeting.  At its Annual General Meeting, and in the press release issued in connection therewith, Vernalis announced that it had completed its product candidate portfolio review, and that, as a result of the review, it intends to discuss certain of its collaborations with its partners, including its collaboration with ImmunoGen on huN901-DM1.  At September 30, 2003 the collaboration agreement remains in full force and we believe that Vernalis does not currently have the right to unilaterally terminate the collaboration agreement.  Accordingly, we believe that any modification of the collaboration agreement can only be effected by mutual negotiation of the parties.  We have confirmed with Vernalis that, as of September 30, 2003, all ongoing clinical trials involving huN901-DM1 continued to enroll patients.

In addition to retaining commercial rights to huN901-DM1 worldwide excluding the European Union and Japan, we retain worldwide manufacturing rights.  Under the terms of the contract with Vernalis, we are responsible for all clinical and commercial manufacturing process development and certain antibody costs.  We are developing various processes related to the commercial manufacture of the huN901-DM1 conjugate.  Worldwide antibody manufacturing capacity is currently constrained, and generally, manufacturing capacity must be reserved months in advance of production.  Pending the outcome of our discussions with Vernalis, we anticipate that we may incur substantial costs to meet our obligations under our agreement with Vernalis to complete clinical and commercial conjugation process development efforts, reserve manufacturing space and manufacture humanized antibody. We also expect that we may continue to devote significant human resources to the manufacturing process development efforts over the next five years.

GlaxoSmithKline plc

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

Aventis Pharmaceuticals Inc.

As discussed above, we have licensed three of our most advanced product candidates in our preclinical pipeline to Aventis under the terms of our discovery, development, and commercialization collaboration.  Those three internally developed product candidates are huMy9-6-DM1, an anti-IGF-IR antibody and a third product.  huMy9-6-DM1 is a humanized monoclonal antibody conjugated to DM1 and is directed against acute myeloid leukemia.  huMy9-6-DM1 is in preclinical development.  At September 30, 2003, we continued to conduct preclinical safety and efficacy studies on huMy9-6-DM1.  Pending the successful preclinical development of huMy9-6-DM1 and favorable outcomes of preclinical safety and efficacy studies and any other studies, we expect to be prepared to file an Investigational New Drug application (IND) for huMy9-6-DM1 in the second half of calendar year 2004.  However, the continued development of huMy9-6-DM1 and the actual filing of this IND is now controlled by and dependent upon Aventis, as well as the results of any and all preclinical studies.  As a result, the timing of the filing of this IND, if it occurs at all, may vary from our original estimates.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers.  At September 30, 2003, we continue to perform preclinical experiments to evaluate candidate antibodies and identify a lead antibody product candidate.  Subject to Aventis’ development and clinical strategy and pending the final results of the product candidate evaluations, we expect that one antibody will move into preclinical development in calendar year 2003.  A third, undisclosed, potential product is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma, and is in the early stages of preclinical development.

The cost to develop new products and advance those products to the IND stage can be significant.  Under the terms of our discovery, development and research collaboration with Aventis, they have licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibody or antibody targets that we believe will have utility in oncology.  Aventis then has the right to either include or exclude these proposed antibodies and antibody targets into the collaborative research program.  If Aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products.  Furthermore, Aventis may only include a certain number of antibody targets in the research program at any one time.  Aventis must therefore exclude any proposed antibody or antibody target in excess of this number.  Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that Aventis has elected not to either initially include or advance in the research program.

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

Research and development expenses for the three months ended September 30, 2003 increased 16% to $4.8 million from $4.1 million for the three months ended September 30, 2002.  Research and development compensation and benefits increased by $685,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 as a result of personnel increases.  The number of research and development personnel increased to 93 at September 30, 2003 compared to 84 at September 30, 2002.  In addition, included in compensation expense for the three months ended September 30, 2003 was approximately $433,000 related to estimated and accrued bonuses for the fiscal year ending June 30, 2004 as well as granted and paid bonuses awarded by the Board of Directors in August 2003.  There is no similar expense or accrual in the three months ended September 30, 2002.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2003 increased 5% to $1.8 million from $1.7 million for the three months ended September 30, 2002.  Compensation and benefits increased $322,000 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  Included in general and administrative salaries and wages for the three months ended September 30, 2003 was approximately $358,000 related to estimated and accrued bonuses for the fiscal year ending June 30, 2004 as well as granted and paid bonuses awarded by the Board of Directors in August 2003.  There is no similar expense or accrual in the three months ended September 30, 2002.  Included in general and administrative expenses for the three months ended September 30, 2002, is a reserve of $400,000 we established for the estimated settlement of a claim asserted against the Company in July 2002.

Interest Income

Interest income for the three months ended September 30, 2003 decreased 57% to $379,000 from $892,000 for the three months ended September 30, 2002. The decrease is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Net Realized Gains (Losses) on Investments

Net realized gains (losses) on investments were ($22,000) and $153,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $5.5 million in cash and cash equivalents and $101.9 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We have used a portion of the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium, Boehringer Ingelheim, and Aventis, the sale of equity securities to Abgenix, as well as the exercise of stock options and warrants to purchase common stock.

Net cash provided by operations during the three months ended September 30, 2003 was $6.5 million compared to net cash used for operations of $5.8 million during the three months ended September 30, 2002. This increase in operational cash is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the Aventis collaboration, offset by higher working capital requirements in the quarter ended September 30, 2003 compared to the same period in the prior year.

Net cash used for investing activities was $11.2 million for the three months ended September 30, 2003 compared to net cash provided by investing activities of $7.4 million for the three months ended September 30, 2002.  Cash flows from investing activities in the three months ended September 30, 2003 and 2002 reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures. In the three months ended September 30, 2003, purchases of marketable securities include the investment of the Aventis upfront payment in marketable securities. Capital expenditures were $333,000 and $798,000 for the three months ended September 30, 2003 and 2002, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.  In addition, during the three months ended September 30, 2002, we paid a deposit of $1.9 million relating to the renovation of the laboratory and office space we have leased at 148 Sidney Street.

Net cash provided by financing activities was $2,000 for the three months ended September 30, 2003 compared to net cash used for financing activities of $2.5 million for the three months ended September 30, 2002.  For the three months ended September 30, 2002, net cash used for financing activities reflects the repurchase of 756,600 shares of common stock of the Company.  For the three months ended September 30, 2003, net cash provided by financing activities reflects the proceeds to the Company from exercises of stock options.

We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our operational expenses and capital expenditures for at least the next five to seven years.  We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under our collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4,100,000 shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of November 13, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.  We anticipate that we will purchase additional shares of our common stock under the repurchase program. As our repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

Contractual Obligations

There have been no significant changes in our contractual obligations since June 30, 2003.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidates are only in the Phase I or Phase I/II stage of clinical trials.  Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. A product of ours that has entered Phase I human clinical testing, cantuzumab mertansine, was previously licensed to GlaxoSmithKline. We regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the full product license. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs. The development, regulatory approval and commercialization of our product candidates depend primarily on the efforts of collaborative partners.

We have also entered into collaborations with Genentech, Abgenix, Millennium, Boehringer Ingelheim, Vernalis and Aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners.  If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this.  If our collaborators fail to successfully develop and commercialize TAP products, our business will be severely harmed.

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

The outcome of Vernalis’s pipeline product review is uncertain and may ultimately be unfavorable to us.

In July 2003, British Biotech announced its proposed acquisition of Vernalis.  In late August 2003 the acquisition was declared unconditional in all respects after a significant majority of Vernalis’ shareholders accepted British Biotech’s tender offer.  In connection with the acquisition, the merged company announced that it intended to review its merged product candidate portfolio.  On October 1, 2003, the entity created by the merger of British Biotech and Vernalis, which is now called Vernalis plc, held its Annual General Meeting.  At its Annual General Meeting, and in the press release issued in connection therewith, Vernalis announced that it had completed its product candidate portfolio review, and that, as a result of the review, it intends to discuss certain of its collaborations with its partners, including its collaboration with ImmunoGen on huN901-DM1.  We cannot predict the outcome of such discussions with any degree of certainty.

The outcome of our ongoing efforts to outlicense cantuzumab mertansine is uncertain and may ultimately be unfavorable to us.

We regained the development and commercialization rights to cantuzumab mertansine and we are now free to relicense the product as we consider most appropriate.  While we intend to seek a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we cannot be certain that we will be successful in our efforts to outlicense this product.  Furthermore, even if we are successful in partnering with a third party to undertake the clinical trials necessary to develop and commercialize cantuzumab mertansine, we may reach an agreement on terms that are less favorable to us than the previous GlaxoSmithKline agreement relating to cantuzumab mertansine. We do not expect to conduct any further clinical development of cantuzumab mertansine unless we are able to sign a license agreement with a collaborative partner who will reimburse such clinical costs.

If our collaborators’ requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1, linker and, in the case of Vernalis, antibody on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1.  If the collaborator finds and elects to use an alternative source, we may be required to write down excess inventory relating to this collaborator’s product.

In addition, we run a pilot manufacturing facility.  A significant portion of the cost for salaries of the personnel operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators.  If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the pilot manufacturing facility will be charged to our collaborators and our financial condition could be significantly harmed.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of September 30, 2003, we had an accumulated deficit of $208.0 million. For the three months ended September 30, 2003 and the fiscal years ending June 30, 2003, 2002 and 2001, we generated losses of $4.1 million, $20.0 million, $14.6 million and $15.3 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process.  Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We and our collaborative partners are subject to extensive government regulations and we and our collaborative partners may not be able to obtain regulatory approvals.

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

We have only one in-house pilot manufacturing facility, and any prolonged and significant disruption at that facility could impair our ability to manufacture products for clinical testing.

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

We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, business development, marketing and finance. Attracting and retaining qualified personnel is and will continue to be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our products.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our operating and capital requirements for at least the next five to seven years.  However, we may need additional financing sooner due to a number of factors including:

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter-to-quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter to quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

We do not intend to pay cash dividends on our common stock.

We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, shareholders will have to rely on appreciation in our stock price, if any, in order to achieve a gain on an investment.

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

ITEM 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c)) and have concluded, based on such evaluation, that the design and operation of the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in Internal Controls

There were no changes, identified in connection with the evaluation described above, in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

During the three months ended September 30, 2003, a holder of options issued under the Company’s Restated Stock Option Plan exercised his or her rights to acquire an aggregate of 800 shares of common stock at an exercise price of $2.53 per share.  The total proceeds from this option exercise, $2,025, will be used to fund current operations.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.1*	Collaboration and License Agreement by and between ImmunoGen, Inc. and Aventis Pharmaceuticals, Inc., dated as of July 30, 2003.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certifications of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*       Confidential treatment has been requested as to certain portions of this document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

Form 8-K dated July 31, 2003 — Item 5 – Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 14, 2003	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: November 14, 2003	By:	/s/ Gregg D. Beloff
Gregg D. Beloff
Chief Financial Officer and Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Collaboration and License Agreement by and between ImmunoGen, Inc. and Aventis Pharmaceuticals Inc., dated as of July 30, 2003.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission