Form 10-Q
period 2003-12-31
IMMUNOGEN INC
filed 2004-02-13
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Shares of common stock, par value $.01 per share – 40,618,655 shares outstanding as of February 9, 2004

IMMUNOGEN, INC.

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

	December 31, 2003	June 30, 2003
	(Unaudited)

ASSETS
Cash and cash equivalents	$9,533,422	$10,132,389
Marketable securities	91,141,269	91,140,757
Accounts receivable	706,360	674,458
Unbilled revenue	5,206,970	105,351
Inventory, net	6,910,264	5,620,713
Prepaid and other current assets, net	526,045	978,723
Total current assets	114,024,330	108,652,391

Property and equipment, net	9,698,865	9,045,847
Other assets	333,700	333,700
Total assets	$124,056,895	$118,031,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,231,337	$148,888
Accrued compensation	1,155,953	392,201
Other current accrued liabilities	1,919,149	2,514,824
Current portion of deferred revenue	6,447,384	2,754,799
Total current liabilities	10,753,823	5,810,712

Deferred revenue	15,969,543	9,495,545
Other long term liabilities	74,268	46,551
Total liabilities	26,797,634	15,352,808

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,291,326 shares and 44,261,334 shares as of December 31, 2003 and June 30, 2003	442,913	442,613
Additional paid-in capital	317,149,342	317,035,931
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(209,317,777)	(203,858,754)
Accumulated other comprehensive income	56,200	130,757
Total stockholders’ equity	97,259,261	102,679,130
Total liabilities and stockholders’ equity	$124,056,895	$118,031,938

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenues:
Research and development support	$3,886,386	$—	$5,094,067	$—
License fees and milestone payments	1,050,507	1,479,685	1,696,833	2,959,356
Clinical materials reimbursement	226,827	947,896	2,175,527	1,774,165
Development fees	—	48,578	87,476	88,948

Total revenues	5,163,720	2,476,159	9,053,903	4,822,469

Expenses:
Cost of clinical materials reimbursed	226,826	843,168	1,985,635	1,595,564
Research and development	5,194,770	6,566,748	9,966,137	10,676,099
General and administrative	1,412,206	1,296,974	3,246,429	3,039,348

Total expenses	6,833,802	8,706,890	15,198,201	15,311,011

Loss from operations	(1,670,082)	(6,230,731)	(6,144,298)	(10,488,542)

Interest income, net	353,305	740,814	732,677	1,633,221
Net realized (losses) gains on investments	(35,542)	217,569	(57,415)	371,019
Other income	30,000	—	30,593	12,692

Loss before income tax expense	(1,322,319)	(5,272,348)	(5,438,443)	(8,471,610)

Income tax expense	10,290	12,850	20,580	35,125

Net loss	$(1,332,609)	$(5,285,198)	$(5,459,023)	$(8,506,735)

Basic and diluted net loss per common share	$(0.03)	$(0.12)	$(0.13)	$(0.20)

Basic and diluted weighted average common shares outstanding	40,597,674	42,773,645	40,593,343	42,413,951

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

	Six Months Ended December 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(5,459,023)	$(8,506,735)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	551,537	587,433
Loss (gain) on sale of marketable securities	57,415	(371,019)
Compensation for stock options, stock and stock units	42,711	23,989
Changes in operating assets and liabilities:
Accounts receivable	(31,902)	801,342
Unbilled revenue	(5,101,619)	(39,917)
Inventory	(1,289,551)	(1,487,647)
Prepaid and other current assets	452,678	793,347
Other assets	—	(290,000)
Accounts payable	1,082,449	455,958
Accrued compensation	763,752	(1,252,177)
Other current accrued liabilities	(595,675)	2,399,820
Deferred revenue	10,166,583	(1,116,324)
Net cash provided by (used for) operating activities	639,355	(8,001,930)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	163,446,911	163,155,248
Purchases of marketable securities	(163,579,395)	(153,188,009)
Capital expenditures	(1,204,555)	(2,100,351)
Deposit on construction in progress	—	(813,444)
Net cash (used for) provided by investing activities	(1,337,039)	7,053,444

Cash flows from financing activities:
Repurchases of common stock	—	(6,301,681)
Proceeds from stock options exercised	98,717	1,970
Net cash provided by (used for) financing activities	98,717	(6,299,711)

Net change in cash and cash equivalents	(598,967)	(7,248,197)

Cash and cash equivalents, beginning balance	10,132,389	16,233,408

Cash and cash equivalents, ending balance	$9,533,422	$8,985,211

Supplemental disclosure:
Cash paid for income taxes	$—	$38,100

Non cash activities:
Capital expenditures included in accounts payable	$—	$128,594
Repurchases of common stock included in other accrued liabilities	$—	$357,386

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2003 and June 30, 2003 and for the three and six months ended December 31, 2003 and 2002 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the agreements typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.

At December 31, 2003, the Company has the following four types of collaborative contracts with the counterparties identified below:

•                  Shared product license - the Company retains commercial rights worldwide excluding the European Union and Japan:

Vernalis plc (formerly British Biotech plc)

As discussed further in Note D, in January 2004, the Company announced that it had regained the rights to develop and commercialize huN901-DM1.  Pursuant to the terms and conditions of the agreement between Vernalis and the Company, Vernalis has given written notice to the Company that it will relinquish its rights to develop and commercialize this product under the shared product license.

•                  License to a single target antigen (single target license):

Genentech, Inc.

Boehringer Ingelheim International GmbH

Millennium Pharmaceuticals, Inc.

•                  Broad option agreements to acquire a specific number of licenses over a specified time period (broad license):

Genentech, Inc.

Abgenix, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad agreement to discover, develop and commercialize antibody-based anticancer products:

Aventis Pharmaceuticals, Inc.

Excluding the shared product license agreement and the agreement with Aventis, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborator’s request and cost, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch.  The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements.  Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA.  Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

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

The Company’s shared product license collaboration with Vernalis, the entity created by the merger of British Biotech and Vernalis, provides for an upfront payment to ImmunoGen that was paid upon signing of the agreement.  The agreement also stipulates that upon FDA approval, ImmunoGen will pay Vernalis, as successor in interest to British Biotech, a milestone payment.  The Company deferred the upfront payment and anticipated recognizing such revenue concurrent with the milestone payment that the Company would have been required to pay to Vernalis if and when the product received such FDA approval.  As discussed further in Note D, pursuant to the terms and conditions of the agreement between Vernalis and the Company, in January 2004, Vernalis gave written notice to the Company that it will relinquish its rights to develop and commercialize huN901-DM1, the product subject to the shared product license.  As a result, in the quarter ending March 31, 2004, the Company will recognize as revenue the $1.5 million upfront fee that was paid to the Company upon signing of the agreement.

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

Unbilled Revenue

The Company’s Unbilled Revenue at December 31, 2003, primarily represents committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with Aventis.  As of June 30, 2003, the majority of the Company’s Unbilled Revenue represents clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.  Also included in Unbilled Revenue are costs the Company has incurred in completing development work on behalf of its collaborators but has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market.

Inventory at December 31, 2003 and June 30, 2003 is summarized below:

	December 31, 2003	June 30, 2003

Raw materials, net	$3,472,059	$3,299,536
Work in process	3,214,453	1,870,598
Finished goods, net	223,752	450,579
Total	$6,910,264	$5,620,713

Included in inventory is a valuation allowance of $1.7 million and $1.2 million as of December 31, 2003 and June 30, 2003, respectively.  The valuation allowance represents the cost of DM1 that the Company considers to be excess based on current collaborator firm fixed orders and projections and the cost of huN901-DM1 conjugate produced for Vernalis that the Company is required to pay pursuant to the terms of the amended license agreement.

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

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials or for process development and analytical purposes.  Under the terms of supply agreements with two of its collaborators, the Company generally receives rolling six-month firm fixed orders for conjugate that the Company is required to manufacture and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period.  The Company’s other collaborative agreements do not require that the collaborators provide firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements.  The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ projections.  To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

At December 31, 2003, the Company’s on-hand supply of DM1 and ansamitocin P3, including $3.5 million of DM1 received from the DM1 manufacturer and $1.5 million of ansamitocin P3 held at its third party manufacturers, represented more than a 12-month supply based upon current collaborator firm fixed orders and projections.  In the six month period ended December 31, 2003, the Company recorded as research and development expense $20,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that the Company has identified as excess based upon the Company’s inventory policy as described above.   Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has additional excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development, to record the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

In April 2003, one of the Company’s collaborators informed ImmunoGen that the collaborator may explore alternative sources of ansamitocin P3 and/or DM1.  In applying its inventory policy, the Company has included this collaborator’s firm fixed orders and 12-month order projections in the determination of the Company’s 12-month supply of ansamitocin P3 and DM1.  At December 31, 2003, the Company believes that approximately $424,000 of its ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, the Company will evaluate its inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  The Company is unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Options, warrants and other securities convertible into Common Stock	5,185,211	5,073,914	5,185,211	5,073,914

Common Stock equivalents	1,520,802	969,504	1,460,556	896,211

ImmunoGen Common Stock equivalents have not been included in the net loss per common share calculations for the three and six months ended December 31, 2003 and 2002 because their effect is anti-dilutive.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and six months ended December 31, 2003, total comprehensive loss equaled $1.3 million and $5.5 million, respectively.  For the three and six months ended December 31, 2002, total comprehensive loss equaled $5.6 million and $8.6 million, respectively.  Comprehensive loss was comprised entirely of the change in unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees.  Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), the Company’s basic and diluted net loss per common share for the three and six months ended December 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$(1,332,609)	$(5,285,198)	$(5,459,023)	$(8,506,735)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	3,250	—	6,714	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,617,623)	(1,684,582)	(3,233,140)	(3,365,356)
Pro forma net loss	$(2,946,982)	$(6,969,780)	$(8,685,449)	$(11,872,091)

Basic and diluted net loss per common share, as reported	$(0.03)	$(0.12)	$(0.13)	$(0.20)

Basic and diluted net loss per common share, pro forma	$(0.07)	$(0.16)	$(0.21)	$(0.28)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Dividend	None	None	None	None
Volatility	94.72%	98.15%	94.72%	98.15%
Risk-free interest rate	3.35%	2.92%	3.30%	3.11%
Expected life (years)	5.5	5.5	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the three months ended December 31, 2003 and 2002 were $3.62 and $2.30, respectively, and $3.58 and $2.26 during the six months ended December 31, 2003 and 2002, respectively.

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

B.                                    Agreements

In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen’s pipeline: a TAP compound for acute myeloid leukemia, anti-IGF-IR antibody and a product candidate for certain B-cell malignancies.  The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program.  Aventis has the option, with 12 months’ advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods.  If Aventis requests an extension of the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, ImmunoGen would receive an additional $36.4 million of research funding. Aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over the period of ImmunoGen’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that Aventis may exercise. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

The agreement provides ImmunoGen an option for certain co-promotion rights in the United States on a product-by-product basis. Aventis will be responsible for product development, manufacturing, and commercialization, and will cover all associated costs for any products created through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement.

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

C.                                    Capital Stock

On August 27, 2002, the Company announced that, effective immediately, its Board of Directors had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of December 31, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company recorded $36,000 in compensation expense related to the issuance of 3,805 stock units and 3,804 shares of stock for directors’ services rendered during the six months ended December 31, 2003.

During the six months ended December 31, 2003, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 25,279 shares of common stock at prices ranging from $2.53 to $3.95 per share.  The total proceeds from these option exercises, $98,717, will be used to fund current operations.

D.                                    Subsequent Event

In July 2003, British Biotech announced its proposed acquisition of Vernalis.  In late August 2003, the acquisition was declared unconditional in all respects after a significant majority of Vernalis’ shareholders accepted British Biotech’s tender offer.  In connection with the acquisition, the merged company announced that it intended to review its merged product candidate portfolio.  On October 1, 2003, the entity created by the merger of British Biotech and Vernalis, which is now called Vernalis plc, held its Annual General Meeting.  At its Annual General Meeting, and in the press release issued in connection therewith, Vernalis announced that it had completed its product candidate portfolio review, and that, as a result of the review, it intended to discuss certain of its collaborations with its partners, including its collaboration with ImmunoGen on huN901-DM1.  After discussion with Vernalis, in January 2004, the Company announced that ImmunoGen will take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen.  Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which has agreed to relinquish its right to the product, will, at its own expense, complete the UK Phase I clinical study currently underway and will continue the US Phase I/II clinical study until June 30, 2004.  In connection with the termination of Vernalis’ shared product license, ImmunoGen will record as revenue in the quarter ending March 31, 2004 the $1.5 million upfront fee it received and deferred for accounting purposes when the original agreement was signed.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of proprietary products and technologies.  Our proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small-molecule drugs with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allows our drugs to kill cancer cells with minimal harm to healthy tissue. The cytotoxic agent we currently use in all of our TAP products is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine.  We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer products.  In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc.  Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration.  This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities.  The terms of our other collaborative agreements vary, reflecting the value we add to the development of any particular product candidate; however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials.  Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year term of the research program.  Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding.  Currently, our collaborative partners include Abgenix, Inc., Aventis, Boehringer Ingelheim International GmbH, Genentech, Inc., and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In January 2004, we announced that pursuant to the terms and conditions of the agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1 under the shared product license.  As a result, we have regained the rights to develop and commercialize huN901-DM1, thereby terminating the shared product license, and will take over future development of the product.  Vernalis will complete the Phase I clinical study currently underway in the United Kingdom and will continue the Phase I/II clinical study being conducted in the United States until June 30, 2004, at its own expense.  We plan to initiate an additional clinical trial of huN901-DM1 in the United States in hematologic malignancies.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of December 31, 2003, we had approximately $100.7 million in cash and marketable securities.  In August 2003, we received $12.0 million from Aventis, representing the non-refundable, upfront payment owed us upon the execution of our collaboration agreement.  We anticipate that our current capital resources and future collaboration payments, including the $50.7 million of committed research funding due us under the Aventis agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next five to seven fiscal years.

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

On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of December 31, 2003, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.  Because repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

On January 8, 2004, we announced that we intend to advance our lead product candidates, cantuzumab mertansine and huN901-DM1, into clinical trials ourselves.  We plan to conduct a proof of concept trial of huN901-DM1 in hematologic malignancies.  We are in the process of establishing the clinical plan and potential indications to study cantuzumab mertansine in further clinical testing.  We expect to incur expenses of $4-6 million over the next 2-3 years related to these clinical trials.  Based upon the results of such clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of cantuzumab mertansine and huN901-DM1 and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these product candidates.  Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, these product candidates will generate revenues and cash flows.

We anticipate that the increase in our total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding we will receive pursuant to the Aventis collaboration.  Accordingly, period-to-period operational results may fluctuate dramatically.  We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of our own product candidates and technologies.  However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements.  We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement.  We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and projected FDA approval of our collaborator's product that is the subject of the collaboration agreement.  We estimate that this time period is generally six years.  The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development.  Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider any DM1 or ansamitocin P3 raw material inventory in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such raw material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DM1 and ansamitocin P3 raw material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborator’s estimates of their clinical material requirements are based upon expectations regarding their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each product.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DM1 and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  During the six months ended December 31, 2003, we recorded as research and development expense $20,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 to produce material that we have identified as excess based upon our inventory policy.

In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1.  In applying our inventory policy, we included this collaborator’s 12-months’ projected usage in the determination of our 12-month supply of ansamitocin P3 and DM1.  At December 31, 2003, we believe that approximately $424,000 of our ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, we will evaluate our inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  We are unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2003 and 2002

Revenues

Our total revenues for the three months ended December 31, 2003 were $5.2 million compared with $2.5 million for the three months ended December 31, 2002.  The 109% increase in revenues in the quarter ended December 31, 2003 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis, offset by lower revenues from license fees and milestone payments and lower clinical materials reimbursement.

Research and development support of $3.9 million in the three months ended December 31, 2003 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with Aventis in July 2003.

Revenues from license fees and milestone payments for the three months ended December 31, 2003 decreased 29% to $1.1 million compared to $1.5 million in the same period in the prior year.  Included in license fees and milestone payments for the quarter ended December 31, 2002, is a $1.0 million milestone payment from Millennium related to the initiation of clinical trials of MLN2704. We did not earn any similar milestone payment during the quarter ended December 31, 2003.  Included in license fees and milestone payments for the quarter ended December 31, 2003 is $600,000 related to that portion of the upfront fee of $12.0 million we received from Aventis attributable to our performance during the quarter then ended. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the quarters ended December 31, 2003 and 2002 is included in the following table:

	Three months ended December 31,
	2003	2002
Collaborative Partner:
Aventis	$600,000	$—
Genentech	160,704	160,704
Abgenix	137,500	125,000
Millennium	110,636	1,110,648
Boehringer Ingelheim	41,667	41,667
GlaxoSmithKline	—	41,666
Total	$1,050,507	$1,479,685

Clinical materials reimbursement of $227,000 in the three months ended December 31, 2003 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2002, clinical materials reimbursement was $948,000. The cost of clinical materials reimbursed for the quarters ended December 31, 2003 and 2002 was $227,000 and $843,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Deferred revenue of $22.4 million as of December 31, 2003 represents upfront fees, option fees and accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

We had no development fees in the three months ended December 31, 2003 compared to $49,000 during the same period in 2002.  Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

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

•           Preclinical development of our own and Aventis’ potential products;

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

Vernalis plc

Vernalis is currently conducting Phase I and Phase I/II clinical trials of huN901-DM1. The Phase I/II study is being conducted in the United States. Vernalis is also conducting a Phase I clinical trial of huN901-DM1 in the United Kingdom. Vernalis is the sponsor of these trials and, as such, has control over the clinical trial schedule and progress.

In July 2003, British Biotech announced its proposed acquisition of Vernalis.  In late August 2003, the acquisition was declared unconditional in all respects after a significant majority of Vernalis’ shareholders accepted British Biotech’s tender offer.  In connection with the acquisition, the merged company announced that it intended to review its merged product candidate portfolio.  On October 1, 2003, the entity created by the merger of British Biotech and Vernalis, which is now called Vernalis plc, held its Annual General Meeting.  At its Annual General Meeting, and in the press release issued in connection therewith, Vernalis announced that it had completed its product candidate portfolio review, and that, as a result of the review, it intended to discuss certain of its collaborations with its partners, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we will take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen.  Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which has agreed to relinquish its right to the product, will complete, at their cost, the Phase I clinical study currently underway in the United Kingdom and will continue the Phase I/II clinical study being conducted in the United States until June 30, 2004.

We are developing various processes related to the commercial manufacture of the huN901-DM1 conjugate.   Worldwide antibody manufacturing capacity is currently constrained, and generally, manufacturing capacity must be reserved months in advance of production.  We anticipate that we may incur substantial costs to complete clinical and commercial conjugation process development efforts, reserve manufacturing space and manufacture humanized antibody. We also expect that we may continue to devote significant human resources to the manufacturing process development efforts over the next five years.

GlaxoSmithKline plc

In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In June 2002, GlaxoSmithKline informed us that it would not advance cantuzumab mertansine into Phase II clinical development without renegotiation of the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  In January 2004, we announced that we will advance cantuzumab mertansine into proof of concept Phase II testing and that we will manage this trial.

Aventis Pharmaceuticals, Inc.

As discussed above, we have licensed three of our most advanced preclinical product candidates to Aventis under the terms of our discovery, development, and commercialization collaboration.  Those three internally-developed product candidates are a TAP compound for acute myeloid leukemia (AML), an anti-IGF-IR antibody and a compound for certain B-cell malignancies.  The TAP compound for AML is a humanized monoclonal antibody conjugated to a maytansinoid derivative and is in preclinical development.  At December 31, 2003, we continued to conduct preclinical safety and efficacy studies on the TAP compound for AML.  Pending the successful preclinical development of this TAP compound and favorable outcomes of preclinical safety and efficacy studies and any other studies, we expect Aventis to be prepared to file an Investigational New Drug application (IND) for the TAP compound for AML.  The continued development of the TAP compound and the actual filing of this IND is now controlled by and dependent upon Aventis, as well as the results of any and all preclinical studies.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers.  At December 31, 2003, we have identified a lead antibody product candidate.  A third potential product is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma, and is in the early stages of preclinical development.

Under the terms of our discovery, development and research collaboration with Aventis, they have licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibody or antibody targets that we believe will have utility in oncology.  Aventis then has the right to either include or exclude these proposed antibodies and antibody targets in the collaborative research program.  If Aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products ourselves.  Furthermore, Aventis may only include a certain number of antibody targets in the research program at any one time.  Aventis must therefore exclude any proposed antibody or antibody target in excess of this number.  The cost to develop new products and advance those products to the IND stage can be significant.  Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products ourselves that Aventis has elected either not to include initially or to advance in the research program.

At present, the potential product candidates in our pipeline that are not part of the Aventis collaboration are at an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our research stage product candidates will generate revenues and cash flows.

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

Research and development expenses for the three months ended December 31, 2003 decreased 21% to $5.2 million from $6.6 million for the three months ended December 31, 2002.  Included in research and development expense for the three months ended December 31, 2002 is $1.9 million of antibody that we purchased in anticipation of potential future clinical trials. We made antibody payments of $380,000 during the quarter ended December 31, 2003.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2003 increased 9% to $1.4 million from $1.3 million for the three months ended December 31, 2002.  Included in general and administrative salaries and wages for the three months ended December 31, 2003 was approximately $54,000 related to estimated and accrued bonuses for the fiscal year ending June 30, 2004.  There is no similar expense or accrual in the three months ended December 31, 2002.

Interest Income

Interest income for the three months ended December 31, 2003 decreased 52% to $353,000 from $741,000 for the three months ended December 31, 2002. The difference is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments were ($36,000) and $218,000 for the three months ended December 31, 2003 and 2002, respectively. The difference is attributable to market conditions and the timing of investment sales.

Comparison of Six Months ended December 31, 2003 and 2002

Revenues

Our total revenues for the six months ended December 31, 2003 were $9.1 million compared with $4.8 million for the six months ended December 31, 2002.  The 88% increase in revenues in the six months ended December 31, 2003 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis and higher clinical materials reimbursement offset by lower revenues from license fees and milestone payments.

Research and development support of $5.1 million in the six months ended December 31, 2003 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with Aventis in July 2003.

Revenues from license fees and milestone payments for the six months ended December 31, 2003 decreased 43% to $1.7 million compared to $3.0 million in the same period in the prior year.  Included in license fees and milestone payments for the six months ended December 31, 2002, is a $1.0 million milestone payment from Boehringer Ingelheim related to the initiation of clinical trials of bivatuzumab mertansine and a $1.0 million milestone payment from Millennium related to the initiation of clinical trials of MLN2704. We did not earn any similar milestone payment during the six months ended December 31, 2003.  Included in license fees and milestone payments for the six months ended December 31, 2003 is $800,000 related to that portion of the upfront fee of $12.0 million we received from Aventis attributable to our performance during the six months then ended. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the six months ended December 31, 2003 and 2002 is included in the following table:

	Six Months Ended December 31,
	2003	2002
Collaborative Partner:
Aventis	$800,000	$—
Genentech	321,408	321,408
Abgenix	270,834	250,000
Millennium	221,257	1,221,281
Boehringer Ingelheim	83,334	1,083,334
GlaxoSmithKline	—	83,333
Total	$1,696,833	$2,959,356

Clinical materials reimbursement of $2.2 million in the six months ended December 31, 2003 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2002, clinical materials reimbursement was $1.8 million. The cost of clinical materials reimbursed for the six months ended December 31, 2003 and 2002 was $2.0 million and $1.6 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2003 decreased 7% to $10.0 million from $10.7 million for the six months ended December 31, 2002.  Included in research and development expense for the six months ended December 31, 2002 is $2.2 million of antibody that we purchased in anticipation of potential future clinical trials.  Payments related to P3 fermentation and DM1 conversion were $927,000 and $1.7 million during the six months ended December 31, 2003 and 2002, respectively.  Offsetting these decreases were increases in compensation and benefits and facility costs allocated to research and development.  Research and development compensation and benefits increased by $984,000 in the six months ended December 31, 2003 compared to the six months ended December 31, 2002.  Included in compensation expense for the six months ended December 31, 2003 was approximately $654,000 related to estimated and accrued bonuses for the fiscal year ending June 30, 2004 as well as granted and paid bonuses awarded by the Board of Directors in August 2003.  There is no similar expense or accrual in the six months ended December 31, 2002.  The remaining increase is attributable to personnel increases.  The number of research and development personnel increased to 99 at December 31, 2003 compared to 89 at December 31, 2002. There was an increase in facility costs allocated to the research and development departments of $831,000 resulting from an increase in rent at 128 Sidney Street and the costs of the new facility at 148 Sidney Street.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2003 increased 7% to $3.2 million from $3.0 million for the six months ended December 31, 2002.  Included in general and administrative salaries and wages for the six months ended December 31, 2003 was approximately $416,000 related to estimated and accrued bonuses for the fiscal year ending June 30, 2004 as well as granted and paid bonuses awarded by the Board of Directors in August 2003.  There is no similar expense or accrual in the three months ended December 31, 2002.  Insurance costs increased by $134,000 in the six months ended December 31, 2003 compared to the same period in 2002.  Included in general and administrative expenses for the six months ended December 31, 2002, is a reserve of $400,000 we established for the estimated settlement of a claim asserted against the Company in July 2002.

Interest Income

Interest income for the six months ended December 31, 2003 decreased 55% to $733,000 from $1.6 million for the six months ended December 31, 2002. The difference is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments were ($57,000) and $371,000 for the six months ended December 31, 2003 and 2002, respectively. The difference is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had approximately $9.5 million in cash and cash equivalents and $91.1 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock.  Net proceeds of the offering were $124.8 million. We have used a portion of the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium, Boehringer Ingelheim, and Aventis, the sale of equity securities to Abgenix, as well as the exercise of stock options and warrants to purchase common stock.

Net cash provided by operations during the six months ended December 31, 2003 was $639,000 compared to net cash used for operations of $8.0 million during the six months ended December 31, 2002. This increase in operational cash is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the Aventis collaboration offset by higher working capital requirements in the six months ended December 31, 2003 compared to the same period in the prior year.

Net cash used for investing activities was $1.3 million for the six months ended December 31, 2003 compared to net cash provided by investing activities of $7.1 million for the six months ended December 31, 2002.  Cash flows from investing activities in the six months ended December 31, 2003 and 2002 reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  Capital expenditures were $1.2 million and $2.1 million for the six months ended December 31, 2003 and 2002, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash provided by financing activities was $99,000 for the six months ended December 31, 2003 compared to net cash used for financing activities of $6.3 million for the six months ended December 31, 2002.  For the six months ended December 31, 2002, net cash used for financing activities reflects the repurchase of 1,945,176 shares of common stock of the Company.  For the six months ended December 31, 2003, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 25,279 stock options at prices ranging from $2.53 to $3.95 per share.

We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next five to seven years.  We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under our collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

On August 27, 2002, we announced that our Board of Directors had authorized the open market repurchase of up to 4,100,000 shares of ImmunoGen common stock. The repurchases are to be made at the discretion of management and as market conditions warrant. No time limit was set for the completion of the repurchase program.  As of February 9, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.  As our repurchases are at management’s discretion and subject to market conditions, we are unable to estimate the total cost of the repurchase program or the period during which such repurchases may take place.

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

Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. We also develop antibody-based products in addition to TAP products.  However, if our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business is likely to be severely harmed.

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and/or our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidates are only in the Phase I or Phase I/II stage of clinical trials.  Historically, the results from preclinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

The results of clinical trials may fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval or that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

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

We have also entered into collaborations with Genentech, Abgenix, Millennium, Boehringer Ingelheim and Aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless decide not to pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners.  If any collaborative partner were to terminate or breach our agreement with it, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this.  If our collaborators fail to successfully develop and commercialize TAP products, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of or a material reduction in activity by any one of these collaborators could result in a substantial decline in revenue.

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

We procure certain components of finished conjugate including ansamitocin P3, DM1, and linker on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

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

We have generated operating losses since our inception. As of December 31, 2003, we had an accumulated deficit of $209.3 million. For the six months ended December 31, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, we generated losses of $5.5 million, $20.0 million, $14.6 million and $15.3 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process.   Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Currently, we only have one in-house pilot scale manufacturing facility for the manufacture of products necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us or our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next five to seven years.  However, we may need additional financing sooner due to a number of factors including:

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

During the six months ended December 31, 2003, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 25,279 shares of common stock at prices ranging from $2.53 to $3.95 per share.  The total proceeds from these option exercises, $98,717, will be used to fund current operations.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated October 1, 2003 – Item 5 – Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 13, 2004	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: February 13, 2004	By:	/s/ Virginia A. Lavery
Virginia A. Lavery
Vice President, Finance and Treasurer (principal financial and accounting officer)