Form 10-Q
period 2004-03-31
IMMUNOGEN INC
filed 2004-05-14
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares of common stock, par value $.01 per share – 40,722,806 shares outstanding as of May 10, 2004

IMMUNOGEN, INC.
TABLE OF CONTENTS

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND JUNE 30, 2003

(UNAUDITED)

	March 31, 2004	June 30, 2003

ASSETS
Cash and cash equivalents	$19,852,750	$10,132,389
Marketable securities	81,937,638	91,140,757
Accounts receivable	60,991	674,458
Unbilled revenue	4,955,562	105,351
Inventory, net	8,362,718	5,620,713
Prepaid and other current assets	913,032	978,723

Total current assets	116,082,691	108,652,391

Property and equipment, net	9,697,602	9,045,847
Other assets	333,700	333,700

Total assets	$126,113,993	$118,031,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,473,991	$148,888
Accrued compensation	1,943,632	392,201
Other current accrued liabilities	2,619,965	2,514,824
Current portion of deferred revenue	7,272,509	2,754,799

Total current liabilities	14,310,097	5,810,712

Deferred revenue	14,956,540	9,495,545
Other long term liabilities	226,168	46,551

Total liabilities	29,492,805	15,352,808

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,376,370 shares and 44,261,334 shares as of March 31, 2004 and June 30, 2003, respectively	443,763	442,613
Additional paid-in capital	317,283,894	317,077,505
Deferred compensation	(30,215)	(41,574)
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(210,077,698)	(203,858,754)
Accumulated other comprehensive income	72,861	130,757

Total stockholders’ equity	96,621,188	102,679,130

Total liabilities and stockholders’ equity	$126,113,993	$118,031,938

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Revenues:
Research and development support	$4,059,524	$—	$9,153,591	$—
License fees and milestone payments	2,550,504	785,706	4,247,337	3,745,062
Clinical materials reimbursement	936,405	492,458	3,111,932	2,266,623
Development fees	43,179	178,306	130,655	267,254

Total revenues	7,589,612	1,456,470	16,643,515	6,278,939

Expenses:
Cost of clinical materials reimbursed	729,050	439,872	2,714,685	2,035,436
Research and development	6,169,830	6,295,903	16,135,967	16,972,002
General and administrative	1,768,550	1,502,253	5,014,979	4,541,601

Total expenses	8,667,430	8,238,028	23,865,631	23,549,039

Loss from operations	(1,077,818)	(6,781,558)	(7,222,116)	(17,270,100)

Interest income, net	321,739	592,466	1,054,416	2,225,687
Net realized (losses) gains on investments	(525)	162,846	(57,940)	533,865
Other income	890	1,409,665	31,483	1,422,357

Loss before income tax expense	(755,714)	(4,616,581)	(6,194,157)	(13,088,191)

Income tax expense	4,207	—	24,787	35,125

Net loss	$(759,921)	$(4,616,581)	$(6,218,944)	$(13,123,316)

Basic and diluted net loss per common share	$(0.02)	$(0.11)	$(0.15)	$(0.31)

Basic and diluted weighted average common shares outstanding	40,662,750	41,440,747	40,616,311	42,353,348

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(6,218,944)	$(13,123,316)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	910,345	908,970
Loss (gain) on sale of marketable securities	57,940	(533,865)
Compensation for stock options, stock and stock units	177,904	35,986
Changes in operating assets and liabilities:
Accounts receivable	613,467	958,836
Unbilled revenue	(4,850,211)	321,435
Inventory	(2,742,005)	(2,088,290)
Prepaid and other current assets	65,691	1,010,523
Other assets	—	(290,000)
Accounts payable	2,325,103	2,330,193
Accrued compensation	1,551,431	(1,072,931)
Other current accrued liabilities	105,141	(629,477)
Deferred revenue	9,978,705	(1,910,993)

Net cash provided by (used for) operating activities	1,974,567	(14,082,929)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	233,464,766	257,793,777
Purchases of marketable securities	(224,377,483)	(238,442,828)
Capital expenditures	(1,562,100)	(3,141,701)
Deposit on construction in progress	—	(100,731)

Net cash provided by investing activities	7,525,183	16,108,517

Cash flows from financing activities:
Repurchases of common stock	—	(10,829,805)
Proceeds from stock options exercised	220,611	1,970

Net cash provided by (used for) financing activities	220,611	(10,827,835)

Net change in cash and cash equivalents	9,720,361	(8,802,247)

Cash and cash equivalents, beginning balance	10,132,389	16,233,408

Cash and cash equivalents, ending balance	$19,852,750	$7,431,161

Supplemental disclosure:
Cash paid for income taxes	$—	$38,100

Non cash activities:

Repurchases of common stock included in other accrued liabilities	$—	$100,051

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at March 31, 2004 and June 30, 2003 and for the three and nine months ended March 31, 2004 and 2003 include the accounts of the Company and its subsidiaries, ImmunoGen Securities Corp. and Apoptosis Technology, Inc. (ATI). Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the Company’s agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. For multiple-element arrangements entered into after July 1, 2003, the Company applies EITF 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At March 31, 2004, the Company has the following three types of collaborative contracts with the counterparties identified below:

•                  License to a single target antigen (single target license):

Boehringer Ingelheim International GmbH

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

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

The Company’s shared product license collaboration with Vernalis,  the entity created by the merger of British Biotech and Vernalis,  provided for an upfront payment to ImmunoGen that was paid upon signing of the agreement.  The agreement also stipulated that upon FDA approval, ImmunoGen would pay Vernalis, as successor in interest to British Biotech, a milestone payment.  The Company deferred the upfront payment and anticipated recognizing such revenue concurrent with the milestone payment that the Company would have been required to pay to Vernalis if and when the product received such FDA approval.  As discussed further in Note B, pursuant to the terms and conditions of the agreement between Vernalis and the Company, in January 2004, Vernalis gave written notice to the Company that it would relinquish its rights to develop and commercialize huN901-DM1, the product subject to the shared product license.  As a result of the termination of the collaboration agreement with Vernalis, in the quarter ended March 31, 2004, the Company recognized as revenue the $1.5 million upfront fee that was paid to the Company upon signing the agreement.

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

Unbilled Revenue

The Company’s Unbilled Revenue at March 31, 2004, primarily represented committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with Aventis.  As of June 30, 2003, the majority of the Company’s Unbilled Revenue represented clinical materials that passed quality testing, which the Company shipped and title transferred to the collaborator, but the Company had not yet invoiced.  Also included in Unbilled Revenue are costs the Company incurred in completing development work on behalf of its collaborators but had not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market.

Inventory at March 31, 2004 and June 30, 2003 is summarized below:

	March 31, 2004	June 30, 2003

Raw materials, net	$2,733,122	$3,299,536
Work in process	5,105,521	1,870,598
Finished goods, net	524,075	450,579

Total	$8,362,718	$5,620,713

Inventory cost is stated net of a valuation allowance of $1.9 million and $1.2 million as of March 31, 2004 and June 30, 2003, respectively.  The valuation allowance represents the cost of DM1 that the Company considers to be excess based on current collaborator firm fixed orders and projections.

DM1, the Company’s most advanced small molecule effector agent, is the cytotoxic agent used in the  TAP product candidates in clinical testing and is the subject of most of its collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 is then converted to DM1.

In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DM1 and ansamitocin P3.  Under the terms of these agreements, the manufacturers, together with the Company, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DM1, respectively.  Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Processes, large-scale batches of ansamitocin P3 and DM1 to be used in the manufacture of both the Company’s and its collaborators’ products.  Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DM1. The current agreements with these vendors expire at various dates through fiscal 2006.

The actual amount of ansamitocin P3 and DM1 that will be produced is highly uncertain.  The Company currently anticipates that a significant amount of ansamitocin P3 and DM1 will be manufactured for the Company  for the foreseeable future at these or other manufacturers.  If the Company’s and the manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DM1 produced could be higher than expected.  The Company anticipates that its investment in ansamitocin P3 and DM1 will be significant.

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

At March 31, 2004, the Company’s supply of DM1 and ansamitocin P3 (including $1.8 million of DM1 on-hand and $2.7 million of ansamitocin P3 held at its third party manufacturers) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections.  In the nine-month period ended March 31, 2004, the Company recorded as research and development expense $307,000 of ansamitocin P3 and DM1 that the Company has identified as excess based upon the Company’s inventory policy as described above.   Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DM1 and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has additional excess DM1 and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development, to state the DM1 and/or ansamitocin P3 inventory at its estimated net realizable value.

In April 2003, one of the Company’s collaborators informed ImmunoGen that the collaborator may explore alternative sources of ansamitocin P3 and/or DM1.  In applying its inventory policy, the Company has included this collaborator’s firm fixed orders and 12-month order projections in the determination of the Company’s 12-month supply of ansamitocin P3 and DM1.  At March 31, 2004, the Company believes that approximately $896,000 of its ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, the Company will evaluate its inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  The Company is unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Options, warrants and other securities convertible into Common Stock	5,128,447	4,813,269	5,128,447	4,813,269

Common Stock equivalents	1,888,818	758,793	1,593,055	856,776

ImmunoGen Common Stock equivalents have not been included in the net loss per common share calculations for the three and nine months ended March 31, 2004 and 2003 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and nine months ended March 31, 2004, total comprehensive loss equaled $743,000 and $6.3 million, respectively.  For the three and nine months ended March 31, 2003, total comprehensive loss equaled $4.9 million and $13.5 million, respectively.  Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees.  Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), as amended by SFAS 148 “ Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s basic and diluted net loss per common share for the three and nine months ended March 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net loss, as reported	$(759,921)	$(4,616,581)	$(6,218,944)	$(13,123,316)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	3,357	—	10,072	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(807,378)	(1,414,377)	(3,950,970)	(4,615,810)

Pro forma net loss	$(1,563,942)	(6,030,958)	(10,159,842)	(17,739,126)

Basic and diluted net loss per common share, as reported	$(0.02)	$(0.11)	$(0.15)	$(0.31)

Basic and diluted net loss per common share, pro forma	$(0.04)	$(0.15)	$(0.25)	$(0.42)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Dividend	None	None	None	None
Volatility	93.22%	97.30%	93.22%	97.30%
Risk-free interest rate	2.94%	2.73%	3.01%	3.04%
Expected life (years)	5.5	5.5	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $4.85 and $1.85, respectively, and $4.60 and $2.18 for options granted during the nine months ended March 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For  interests in variable interest entities created before February 1, 2003, the Company must adopt the provisions of FIN 46 in the third quarter of fiscal 2004 . The adoption of FIN 46 did not have a material impact on the Company’s  financial position or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

B.                                    Agreements

Aventis

In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen’s pipeline: a TAP compound for acute myeloid leukemia, anti-IGF-IR antibody and an agent for certain B-cell malignancies.  The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program.  Aventis has the option, with 12 months’ advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods.  If Aventis requests an extension of the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, ImmunoGen would receive an additional $36.4 million of research funding. Aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003.

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

Vernalis

In August  2003, British Biotech completed  its acquisition of Vernalis.  In connection with the acquisition, the merged company, now called Vernalis plc, announced that it intended to review its merged product candidate portfolio,  including its collaboration with ImmunoGen on huN901-DM1.  After discussion with Vernalis, in January 2004, the Company announced that ImmunoGen will take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen.  Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which relinquished its right to the product, will, at its own expense, complete the UK Phase I clinical study currently underway and will be responsible for the U.S. Phase I/II clinical study currently underway until June 30, 2004.  ImmunoGen will be responsible for further development of huN901- DM1. In connection with the termination of Vernalis’ shared product license, ImmunoGen recorded as revenue in the quarter ending March 31, 2004 the $1.5 million upfront fee it received when the original agreement was signed and deferred for accounting purposes.

C.                                    Capital Stock

On May 12, 2004, the Board of Directors of ImmunoGen terminated, effective immediately, the share repurchase program that it originally authorized in August 2002.  Between August 2002 and May 2004 the Board of Directors of the Company had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases were to be made at the discretion of management and as market conditions warranted.  Through March 31, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company recorded $49,500 in compensation expense related to the issuance of 5,144 stock units and 4,473 shares of stock for directors’ services rendered during the nine months ended March 31, 2004.

During the nine months ended March 31, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 108,541 shares of common stock at prices ranging from $0.84 to $5.13 per share.  The total proceeds from these option exercises was approximately $220,600.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based anticancer therapeutics and novel treatments in the field of oncology. Our proprietary, Tumor-Activated Prodrug, or TAP, technology uses tumor-targeting antibodies to deliver ImmunoGen-proprietary cytotoxic agents specifically to cancer cells and thus avoid damage to healthy tissue. The cytotoxic agent used in the TAP products in clinical testing is  DM1, a chemical derivative of a naturally occurring substance called maytansine.  The Company has on-going programs related to further expansion of its TAP technology portfolio, including the development of additional cytotoxic agents for antibody delivery to cancer cells. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer products.  In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc.  Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration.  This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities.  The terms of our other collaborative agreements vary, reflecting the value we add to the development of any particular product candidate; however, the agreements generally provide that we receive upfront and milestone payments, royalties on sales of any resulting products and reimbursement of our fully burdened cost to manufacture preclinical and clinical materials.  Under certain agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year term of the research program, which began September 2003.  Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding.  Currently, our collaborative partners include Abgenix, Inc., Aventis, Boehringer Ingelheim International GmbH, Genentech, Inc., and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

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

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of March 31, 2004, we had approximately $101.8 million in cash and marketable securities.  In August 2003, we received $12.0 million from Aventis, representing the non-refundable, upfront payment owed us upon the execution of our collaboration agreement.  We anticipate that our current capital resources and future collaboration payments, including the  committed research funding  under the Aventis agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next three to five fiscal years.

We do not anticipate that we will have a commercially approved product within the foreseeable future.  Research and development expenses are expected to increase significantly in the near term as we continue our development efforts.  On May 12, 2004, the Board of Directors of ImmunoGen terminated, effective immediately, the share repurchase program that it originally authorized in August 2002.  Between August 2002 and May 2004 the Board of Directors of the Company had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases were to be made at the discretion of management and as market conditions warranted.  Through May 12, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

On January 8, 2004, we announced that we intend to advance our lead product candidates, cantuzumab mertansine and huN901-DM1, into clinical trials ourselves.  We plan to conduct a proof of concept trial of huN901-DM1 in hematologic malignancies.  We also plan to conduct proof of concept testing of cantuzumab mertansine or an improved version of the compound in clinical trials that we expect to begin in 2005.  We expect to incur expenses of $4-6 million over the next 2-3 years related to these clinical trials.  Based upon the results of such clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of these compounds and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these product candidates.  Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, these product candidates will generate revenues and cash flows.

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

We are recognizing our $12 million upfront fee we received from Aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that Aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider any DM1 or ansamitocin P3 raw material inventory in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such raw material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DM1 and ansamitocin P3 raw material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborators’ estimates of their clinical material requirements are based upon expectations regarding their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each product.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DM1 and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  During the nine months ended March 31, 2004, we recorded as research and development expense $307,000 of  ansamitocin P3 and DM1 that we have identified as excess based upon our inventory policy.

In April 2003, one of our collaborators informed us that it may explore alternative sources of ansamitocin P3 and/or DM1.  In applying our inventory policy, we included this collaborator’s 12-months’ projected usage in the determination of our 12-month supply of ansamitocin P3 and DM1.  At March 31, 2004, we believe that approximately $896,000 of our ansamitocin P3 and/or DM1 inventory will be used to produce conjugate for this collaborator.  If the collaborator finds and elects to use an alternative source of ansamitocin P3 and/or DM1, we will evaluate our inventory and, if necessary, will record an inventory valuation allowance to reduce to its net realizable value any ansamitocin P3 or DM1 inventory identified as excess.  We are unable to determine when, if ever, the collaborator would be able to secure an alternative source of ansamitocin P3 and/or DM1.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2004 and 2003

Revenues

Our total revenues for the three months ended March 31, 2004 were $7.6 million compared with $1.5 million for the three months ended March 31, 2003.  The $6.1 million increase in revenues in the quarter ended March 31, 2004 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis, in addition to higher revenues from license fees and milestone payments and higher clinical materials reimbursement.

Research and development support of $4.1 million in the three months ended March 31, 2004 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with Aventis in July 2003.

Revenues from license fees and milestone payments for the three months ended March 31, 2004 were $2.6 million compared to $786,000 in the same period in the prior year.  Included in license fees and milestone payments for the quarter ended March 31, 2004, is the $1.5 million upfront fee that was received upon signing the original collaboration agreement with Vernalis, which was terminated in January 2004.   Additionally, included in license fees and milestone payments for the quarter ended March 31, 2004 is $600,000 of the $12.0 million upfront fee we received from Aventis which is being recognized ratably over our estimated period of significant continuing involvement of five years.  Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the quarters ended March 31, 2004 and 2003 is included in the following table:

	Three months ended March 31,
	2004	2003
Collaborative Partner:
Vernalis	$1,500,000	$—
Aventis	600,000	—
Genentech	160,700	160,700
Abgenix	137,500	125,000
Millennium	110,600	110,600
Boehringer Ingelheim	41,700	41,700
GlaxoSmithKline	—	347,700
Total	$2,550,500	$785,700

Clinical materials reimbursement of $936,000 in the three months ended March 31, 2004 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2003, clinical materials reimbursement was $492,000. The cost of clinical materials reimbursed for the quarters ended March 31, 2004 and 2003 was $729,000 and $440,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $43,000 in the three months ended March 31, 2004 compared to $178,000 during the same period in 2003.  Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

Deferred revenue of  $22.2 million as of March 31, 2004 represents upfront fees, option fees and accumulated progress payments received from collaborators pursuant to contract revenues not yet earned.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

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

Aventis Pharmaceuticals, Inc.

As discussed above, we have licensed our three most advanced preclinical product candidates to Aventis under the terms of our discovery, development, and commercialization collaboration.  Those three internally-developed product candidates are a TAP compound for acute myeloid leukemia (AML), an anti-IGF-IR antibody and an agent for certain B-cell malignancies.  The TAP compound for AML is a humanized monoclonal antibody conjugated to a maytansinoid derivative and is in preclinical development.  At March 31, 2004 , we continued to conduct preclinical safety and efficacy studies on the TAP compound for AML.  Pending the successful preclinical development of this TAP compound and favorable outcomes of preclinical safety and efficacy studies and any other studies, we expect Aventis to  file an Investigational New Drug application (IND) for the TAP compound for AML in 2004.  The continued development of the TAP compound and the actual filing of this IND are now controlled by and dependent upon Aventis, as is the responsibility  for  any and all preclinical studies.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers.  At March 31, 2004, we have identified a lead antibody product candidate.  A third, undisclosed, potential product is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma, and is in the early stages of preclinical development.

Under the terms of our discovery, development and  commercialization collaboration with Aventis, they have licensed our three most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibody or antibody targets that we believe will have utility in oncology.  Aventis then has the right to either include or exclude these proposed antibodies and antibody targets in the collaborative research program.  If Aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products ourselves.  Furthermore, Aventis may only include a certain number of antibody targets in the research program at any one time.  Aventis must therefore exclude any proposed antibody or antibody target in excess of this number.  The cost to develop new products and advance those products to the IND stage can be significant.

Over the original, three-year term of the research program, which began in September 2003, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the collaborative research program. Under the terms of the agreement, we may advance any TAP or antibody products ourselves that Aventis has elected either not to include initially or to advance in the collaborative research program.

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

Vernalis plc

Vernalis is currently conducting Phase I and Phase I/II clinical trials of huN901-DM1. The Phase I/II study is being conducted in the United States and the  Phase I study is being conducted in the United Kingdom. Vernalis is the sponsor of these trials and, as such, has control over the clinical trial schedule and progress.

In August  2003, British Biotech completed its  acquisition of Vernalis.  In connection with the acquisition, the merged company, now called Vernalis plc announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we will take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen.  Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which relinquished its right to the product, will, at its own expense, complete the UK Phase I clinical study currently underway and will be responsible for the US Phase I/II clinical study currently underway until June 30, 2004.  ImmunoGen will be responsible for further development of huN901- DM1. In connection with the termination of Vernalis’ shared product license, ImmunoGen recorded as revenue in the quarter ending March 31, 2004 the $1.5 million upfront fee it received and deferred for accounting purposes when the original agreement was signed.

We are developing various processes related to the commercial manufacture of the huN901-DM1 conjugate.   Worldwide antibody manufacturing capacity is currently constrained, and generally, manufacturing capacity must be reserved months in advance of production.  We anticipate that we may incur substantial costs to complete clinical and commercial conjugation process development efforts, reserve manufacturing space and manufacture humanized antibody. We also expect that we may continue to devote significant human resources to  manufacturing process development efforts over the next five years.

GlaxoSmithKline plc

In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In June 2002, GlaxoSmithKline informed us that it would not advance cantuzumab mertansine into Phase II clinical development without renegotiation of the terms of our license agreement.  We conducted negotiations with GlaxoSmithKline.  However, we determined that it was not in the best interests of ImmunoGen to enter into a revised agreement with GlaxoSmithKline.  In January 2004, we announced that we will advance cantuzumab mertansine into a proof of concept Phase II trials and that we will manage this trial.

ImmunoGen Wholly-Owned Product Candidates

On January 8, 2004, we announced that we intend to advance our lead product candidates, cantuzumab mertansine and huN901-DM1, into clinical trials ourselves.  We plan to conduct a proof of concept trial of huN901-DM1 in hematologic malignancies.  We also plan to conduct proof of concept testing of cantuzumab mertansine or an improved version of the compound in clinical trials that we expect to begin in 2005.   We expect to incur expenses of $4-6 million over the next 2-3 years related to these clinical trials.  Since January 2004, we have not incurred any significant incremental external costs related to these product candidates.

Our TAP technology involves the attachment of a highly potent cell-killing agent, the effector molecule, to antibodies that target cancer cells to achieve targeted killing of these cells. The effector molecule we currently use in the manufacture of our collaborator’s and our own conjugates is made from a precursor compound, ansamitocin P3 produced by fermentation. We have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3 to enhance manufacturing yields and expect to continue to devote considerable resources to further improvement of the manufacturing processes for our effector molecules.

We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expenses.

Research and development expenses for the three months ended March 31, 2004 decreased 2% to $6.2 million from $6.3 million for the three months ended March 31, 2003.  Included in research and development expense for the three months ended March 31, 2003 is $796,000 of antibody that we purchased in anticipation of potential future clinical trials. We made antibody payments of $198,000 during the quarter ended March 31, 2004.  In addition, during the three months ended March 31, 2004, we recorded as research and development expense $287,000 of amounts paid or payable to the manufacturers of ansamitocin P3 and DM1 compared to $823,000 during the same period in the prior year.  Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DM1and ansamitocin P3 at March 31, 2004 and 2003 represents more than a twelve-month supply.  On-hand quantities in excess of 12 months’ usage are therefore considered excess under our inventory policies and are recorded at their net realizable value.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2004 increased 18% to $1.8 million from $1.5 million for the three months ended March 31, 2003.  Included in general and administrative expenses for the three months ended March 31, 2004 was approximately $197,000 of fees paid to  recruiting firms in our efforts to fill various open positions within general and administrative functions.   There is no similar expense in the three months ended March 31, 2003.  Additionally, there was an increase in contract service expense related to our  Sarbanes – Oxley compliance efforts  of $94,000 during the three-month period ended March 31, 2004. There is no similar expense in the three months ended March 31, 2003.

Interest Income

Interest income for the three months ended March 31, 2004 decreased 46% to $322,000 from $592,000 for the three months ended March 31, 2003. The difference is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments were ($525) and $163,000 for the three months ended March 31, 2004 and 2003, respectively. The difference is attributable to market conditions and the timing of investment sales.

Comparison of Nine Months ended March 31, 2004 and 2003

Revenues

Our total revenues for the nine months ended March 31, 2004 were $16.6 million compared with $6.3 million for the nine months ended March 31, 2003.  The $10.4 million increase in revenues in the nine months ended March 31, 2004 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis and higher clinical materials reimbursement and higher revenues from license fees and milestone payments.

Research and development support of $9.2 million in the nine months ended March 31, 2004 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with Aventis in July 2003.

Revenues from license fees and milestone payments for the nine months ended March 31, 2004 increased 13% to $4.2 million compared to $3.7 million in the same period in the prior year.  Included in license fees and milestone payments for the nine months ended March 31, 2004, is the $1.5 million upfront fee that was received upon signing the original collaboration agreement with Vernalis, which was subsequently terminated in January 2004.  Additionally, included in license fees and milestone payments for the nine months ended March 31, 2004 is $1.4 million of the $12.0 million upfront fee we received from Aventis which is being recognized ratably over our estimated  period  of significant involvement of five years.  Included in license fees and milestone payments for the nine months ended March 31, 2003 is a $1.0 million milestone payment from Boehringer Ingelheim related to the initiation of clinical trials of bivatuzumab mertansine and a $1.0 million milestone payment from Millennium related to the initiation of clinical trials of MLN2704. We did not earn any similar milestone payments during the nine months ended March 31, 2004.  Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the nine months ended March 31, 2004 and 2003 is included in the following table:

	Nine Months Ended March 31,
	2004	2003
Collaborative Partner:
Vernalis	$1,500,000	$—
Aventis	1,400,000	—
Genentech	482,000	482,000
Abgenix	408,000	375,000
Millennium	332,000	1,332,000
Boehringer Ingelheim	125,000	1,125,000
GlaxoSmithKline	—	431,000
Total	$4,247,000	$3,745,000

Clinical materials reimbursement of $3.1 million in the nine months ended March 31, 2004 represents reimbursement for our manufacture of preclinical and clinical materials for our collaborators. In the same period in 2003, clinical materials reimbursement was $2.3 million. The cost of clinical materials reimbursed for the nine months ended March 31, 2004 and 2003 was $2.7 million and $2.0 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2004 decreased 5% to $16.1 million from $17.0 million for the nine months ended March 31, 2003.  Included in research and development expense for the nine months ended March 31, 2003 is $3.0 million of antibody that we purchased in anticipation of potential future clinical trials.  Payments and amounts payable related to ansamitocin P3 fermentation and DM1 conversion were $2.1 million and $2.3 million during the nine months ended March 31, 2004 and 2003, respectively.  In addition, during the nine months ended March 31, 2004, we recorded as research and development expense $307,000 of  ansamitocin P3 and DM1 compared to $823,000 during the same period in the prior year.  Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DM1and ansamitocin P3 at March 31, 2004 and 2003 represents more than a twelve-month supply.  On-hand quantities in excess of 12 months’ usage are therefore considered excess under our inventory policies and are recorded at their net realizable value.  Offsetting the decreases discussed herein were increases in compensation and benefits and facility costs allocated to research and development.  Research and development compensation and benefits increased by $1.6 million in the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.  Included in compensation expense for the nine months ended March 31, 2004 were bonuses awarded by the Board of Directors and paid in August 2003.  There is no similar expense or accrual in the nine months ended March 31, 2003.  The remaining compensation increase is attributable to personnel increases.  The number of research and development personnel increased to 107 at March 31, 2004 compared to 90 at March 31, 2003. There was an increase in facility costs allocated to the research and development departments of $1.2 million resulting from an increase in rent at 128 Sidney Street and the costs of the new facility at 148 Sidney Street.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2004 increased 10% to $5.0 million from $4.5 million for the nine months ended March 31, 2003.  Included in general and administrative salaries and wages for the nine months ended March 31, 2004 were bonuses awarded by the Board of Directors and paid in August 2003.  There is no similar expense or accrual in the nine months ended March 31, 2003.  Insurance costs increased by $175,000 in the nine months ended March 31, 2004 compared to the same period in 2003. Included in general and administrative expenses for the nine months ended March 31, 2004 was approximately $206,000 of fees paid to recruiting firms in our efforts to fill various open positions within general and administrative functions as compared to $1,000 of such fees for the nine months ended March 31, 2003.  Included in general and administrative expenses for the nine months ended March 31, 2003, is a reserve of $400,000 we established for the estimated settlement of a claim asserted against the Company in July 2002.

Interest Income

Interest income for the nine months ended March 31, 2004 decreased 53% to $1.1 million from $2.2 million for the nine months ended March 31, 2003. The difference is primarily a result of lower rates of return on investments and lower average cash and investment balances.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments were ($58,000) and $534,000 for the nine months ended March 31, 2004 and 2003, respectively. The difference is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $19.9 million in cash and cash equivalents and $81.9 million of marketable securities. In November 2000, we completed a public offering of 4.0 million shares of our common stock resulting in net proceeds of $124.8 million. We have used a portion of the net proceeds from the offering for working capital and general corporate purposes, including research and development.  Since July 1, 2000, we have financed the net cash used to support operating activities primarily from various collaborative and financing sources. These sources include upfront and milestone payments received under our collaboration agreements with GlaxoSmithKline, Genentech, Abgenix, Millennium, Boehringer Ingelheim, and Aventis, the sale of equity securities to Abgenix, as well as the exercise of stock options and warrants to purchase common stock.

Net cash provided by operations during the nine months ended March 31, 2004 was $2.0 million compared to net cash used for operations of $14.1 million during the nine months ended March 31, 2003. This increase in operational cash in fiscal 2004 is primarily the result of amounts received from Aventis pursuant to the terms of our collaboration including a $12.0 million upfront fee and $5.1 million received for research and development support. These amounts were offset by higher working capital requirements in the nine months ended March 31, 2004 compared to the same period in the prior year.

Net cash provided by investing activities was $7.5 million for the nine months ended March 31, 2004 compared to net cash provided by investing activities of $16.1 million for the nine months ended March 31, 2003.  Cash flows from investing activities in the nine months ended March 31, 2004 and 2003 reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  Capital expenditures were $1.6 million and $3.1 million for the nine months ended March 31, 2004 and 2003, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash provided by financing activities was $221,000 for the nine months ended March 31, 2004 compared to net cash used for financing activities of $10.8 million for the nine months ended March 31, 2003.  For the nine months ended March 31, 2004, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 108,541 stock options at prices ranging from $0.84 to $5.13 per share.  For the nine months ended March 31, 2003, net cash used for financing activities reflects the repurchase of 3,579,602 shares of common stock of the Company.

We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next three to five  years.  We believe that the proceeds from our November 2000 public stock offering in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under our collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

On May 12, 2004, the Board of Directors of ImmunoGen terminated, effective immediately, the share repurchase program that it originally authorized in August 2002.  Between August 2002 and May 2004 the Board of Directors of the Company had authorized the open market repurchase of up to 4,100,000 shares of ImmunoGen common stock. The repurchases were made at the discretion of management and as market conditions warranted.  Through May 12, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and/or our collaborative partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and  takes years to complete. Our most advanced product candidates are only in the Phase I or Phase I/II stage of clinical trials.  Historically, the results from preclinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. The development, regulatory approval and commercialization of our product candidates will depend primarily on the efforts of collaborative partners.

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

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech mergered with Vernalis and Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product subject to the collaborative agreement.  In addition, Aventis recently announced an agreement to merge with Sanofi-Synthelabo. We do not know what effect, if any, this will have on our collaboration with Aventis.”

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

We have generated operating losses since our inception. As of March 31, 2004, we had an accumulated deficit of $210.1 million. For the nine months ended March 31, 2004 and the fiscal years ended June 30, 2003, 2002 and 2001, we generated losses of $6.2 million, $20.0 million, $14.6 million and $15.3 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing and collaborator support activities increase. We intend to continue to invest significantly in our products and bring more of the product development process in-house, which will be a time-consuming and expensive process.   Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody products, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our products. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our products in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If our or our collaborators’ product candidates do not gain market acceptance, our business will suffer.

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

A number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of cancer that we target, and some of our competitors’ products have entered clinical trials or already are commercially available. In addition, our product candidates, if approved and commercialized, will compete against well-established, existing, therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding antibody-based therapeutics for cancer continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next three to five years.  However, we may need additional financing sooner due to a number of factors including:

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

ITEM 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded, based on such evaluation, that the design and operation of the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

During the nine months ended March 31, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 108,541 shares of common stock at prices ranging from $0.84 to $5.13 per share.  The total proceeds from these option exercises, approximately $220,600, will be used to fund current operations.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004.*
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(*)                                 The Registrant has filed a confidential treatment request with the commission with respect to this document.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 14, 2004	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: May 14, 2004	By:	/s/ Virginia A. Lavery
Virginia A. Lavery
Vice President, Finance and Treasurer (principal financial and accounting officer)