Form 10-K
period 2004-06-30
IMMUNOGEN INC
filed 2004-08-20
CIK 855654

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 Sidney Street, Cambridge, MA 02139
(Address of principal executive offices, including zip code)

(617) 995-2500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at December 31, 2003: $182,533,563 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 18, 2004: 40,789,369 shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Item 1.    Description of Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (together with its subsidiaries, we, us, or the Company), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2004 unless otherwise indicated.

The Company

        We are a leader in the discovery and development of therapeutic monoclonal antibodies and novel treatments in the field of oncology. Our expertise in antibodies and cancer has permitted us to generate both proprietary product candidates and technologies. Our lead technology, which we refer to as tumor-activated prodrug, or TAP, technology, uses antibodies to deliver potent cell-killing agents specifically to cancer cells. Our TAP technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells. This targeted delivery technology increases the anticancer activity of these antibodies and enables us and our partners to develop product candidates that kill cancer cells with the potential to cause only modest damage to healthy tissue.

        We believe that our expertise in antibodies and our TAP technology will enable us to become a leader in the development of innovative biopharmaceutical treatments for cancer and other serious unmet medical needs. We plan to achieve this goal by carrying out a business model that exploits our proprietary methods of discovering and developing antibodies as well as our broad scientific capabilities and drug development expertise in oncology. In addition to the use of our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer compounds, we also out-license our TAP technology to other companies for use with their antibodies. We currently have technology out-license agreements with Abgenix, Inc., Boehringer Ingelheim International GmbH, Genentech, Inc., and Millennium Pharmaceuticals, Inc. that provide these companies certain rights to use our TAP technology with their antibodies to develop their own TAP compounds. We have also entered into a collaboration and out-license agreement with Aventis Pharmaceuticals, Inc. to discover, develop, and commercialize novel antibody-based anticancer products. The collaboration focuses on the development of three licensed product candidates and the discovery of additional targets and product candidates. Aventis has announced an agreement to merge with Sanofi-Synthelabo, as further discussed on page 18 within Risk Factors. Our technology out-licenses and product license agreements provide cash inflow to ImmunoGen through upfront and milestone payments, as well as royalties on any resulting product sales. These cash inflows partially finance the development of our internal product candidates and the continued development of our TAP technology.

        Our two lead product candidates, huN901-DM1 and cantuzumab mertansine, have advanced into clinical testing and we intend to conduct additional clinical trials ourselves. HuN901-DM1 consists of the humanized N901 antibody, which we developed and humanized, linked to our cytotoxic agent, DM1. HuN901-DM1 is currently in two clinical trials in relapsed small-cell lung cancer (SCLC) that were initiated by our former partner, Vernalis: a Phase I/II study (Study 001) underway in the United States and a Phase I study (Study 002) underway in the United Kingdom. Vernalis will complete Study 002 and was responsible for Study 001 through June 30, 2004. We assumed responsibility for Study 001 on July 1, 2004. On January 8, 2004, we announced that, pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result the rights to develop and commercialize huN901-DM1 have reverted back to us. We plan to take steps to expedite the completion of Study 001. Additionally, we plan to initiate a Phase I clinical trial to establish clinical utility of huN901-DM1 in a CD56-positive hematological malignancy in the United States in 2005.

        Our second clinical TAP product candidate, cantuzumab mertansine, consists of the humanized C242 monoclonal antibody linked to our cytotoxic agent, DM1. Cantuzumab mertansine was found to be well tolerated in Phase I clinical trials. We licensed rights to cantuzumab mertansine to then SmithKline Beecham in 1999. In February 2003, GlaxoSmithKline terminated our license agreement and we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline. As previously announced, we plan to initiate clinical testing of cantuzumab mertansine, or an improved version of the compound, in 2005 to establish clinical utility in a certain indication or indications.

        In addition to our own product candidates, two collaborators that licensed our TAP technology have also commenced clinical trials. Millennium licensed our maytansinoid technology, including DM1, for the development of TAP compounds for cancers expressing prostate-specific membrane antigen (PSMA). On November 19, 2002, Millennium informed ImmunoGen that clinical testing of MLN2704 had been initiated. On October 9, 2003, Millennium announced that it had initiated a second trial with the compound, a multi-dose Phase I/II study. This compound has been granted Fast Track status by the United States Food and Drug Administration (FDA) and has been selected by the FDA as the oncology product candidate for the FDA's Continuous Marketing Application (CMA) Pilot 2 Program. Boehringer Ingelheim licensed our maytansinoid TAP technology for use with antibodies that target CD44, such as their anti-CD44v6 antibody. On October 8, 2002, Boehringer Ingelheim confirmed to ImmunoGen that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of DM1 and Boehringer Ingelheim's anti-CD44v6 antibody, had been initiated on or about September 24, 2002.

        For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

        ImmunoGen was organized as a Massachusetts corporation in March 1981. Our principal executive offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com. ImmunoGen's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the "Investor Relations" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a code of corporate conduct that applies to all our directors, officers and employees and a code of ethics that applies to our senior officers and financial personnel. Our code of corporate conduct and code of ethics are available free of charge by contacting Investor Relations at (617) 995-2500 or at info@immunogen.com.

Our Market Opportunity

        According to the American Cancer Society, cancer is a leading cause of death worldwide and the second leading cause of death in the United States with approximately 1.4 million new cases and nearly 564,000 deaths expected in 2004. Because cancer is a progressive disease, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year. The National Cancer Institute estimates that there are approximately 9.6 million people currently residing in the United States who have been diagnosed with cancer at some point during their lifetime. Surgery, radiation therapy and chemotherapy are all widely used in the treatment of cancer, but frequently prove to be incomplete or ineffective and are often toxic to patients. We have developed our TAP technology to address this unmet therapeutic need.

        Monoclonal antibodies have been widely tested and used as potential cancer therapeutics. The rapid discovery and validation of antibody targets combined with advances in the technologies for developing and producing antibody products have led to growing interest in the commercial development of antibodies as therapeutic products. Antibodies such as Herceptin® (trastuzumab) and Rituxan® (rituximab) collectively have generated nearly $3.0 billion in sales in 2003 and, we believe, validate the use of antibodies in the treatment of cancer. Using our antibody discovery and development expertise, we can rapidly generate highly specific antibodies against validated targets. However, while certain antibodies demonstrate anti-tumor activity as a single agent, others are not potent enough to kill cancer cells. Using our TAP technology, we believe that we can significantly improve the potency of a monoclonal antibody by attaching a cytotoxic payload to it. When engineered properly, an antibody acts as a delivery vehicle carrying our powerful small molecule drugs specifically to cancer cells with the potential to cause only modest damage to healthy tissue.

Herceptin® is a registered trademark of Genentech and Rituxan® is a registered trademark of Biogen Idec.

Our Tumor-Activated Prodrug Technology

        Our tumor-activated prodrug, or TAP, technology consists of an antibody that is chemically linked, or conjugated, to a small molecule cytotoxic agent that serves as an effector molecule. The antibodies we use target and bind specifically to antigen targets that are primarily found on the surface of certain types of cancer cells. Once bound to the cell surface, the TAP compound is internalized and the effector molecules are released and can kill the cancer cell.

        Because TAP compounds are inactive until the drug component is released from the antibody component inside the target cell, each TAP compound is a prodrug. This means that the effector molecule remains inactive while circulating in the body and is only activated once inside the target cell. We believe our targeted delivery approach has the potential to cause only modest damage to healthy tissue. This prodrug design allows us to deliver significantly more effector molecule to the tumor than would be the case if the effector molecule was administered detached from the antibody.

        The effector molecule we currently use in all of our TAP product candidates in clinical testing is the maytansinoid DM1, which is a semisynthetic derivative of a naturally occurring substance called maytansine. Maytansinoid agents, such as our DM1, are potent inhibitors of cell division and can kill cancer cells at exceedingly low concentrations.

        In addition to DM1, we have tested other maytansinoids as well as other potent effector molecules belonging to other classes of small molecule drugs. Laboratory and preclinical tests lead us to believe that some of these small molecule drugs offer great promise for use as effector molecules with our TAP compounds.

        We believe that our TAP compounds will offer advantages over other types of cancer treatments because we design these products to have the following attributes:

  •
  HIGH SPECIFICITY. We develop our TAP compounds with antibodies that bind to specific markers primarily expressed on certain types of cancer cells to target the compound to the cancer cells.

  •
  HIGH POTENCY. We use highly potent small molecule effector molecules that are at least 100 to 10,000 times more cytotoxic than traditional chemotherapeutics.

  •
  STABLE LINKAGE AND RELEASE. We design our TAP compounds with a highly stable link between the antibody and the effector molecule so the effector molecule is released and active only after the TAP compound is inside the cancer cell.

  •
  REDUCED TOXICITY. We believe our TAP compounds have the potential to improve the quality of life for patients due to reduced toxicity and more tolerable side effects.

  •
  NON-IMMUNOGENIC. We use humanized antibodies and non-protein-based effector molecules in our TAP compounds. This reduces the risk that, with repeat administration, our TAP compounds will elicit an attack by the body's immune system that could render them ineffective for repeat use.

Additional Cancer Therapeutics

        We also apply our antibody and cancer expertise to the discovery and development of novel therapeutic antibodies that are effective in non-conjugated, or "naked," form. These antibodies operate either by directly sending a cell-killing signal through the membrane of the cancer cell or by the recruitment of an immune response that leads to cell death. We have extensive experience and know-how that facilitate the efficient generation of highly specific antibody product candidates. Using our proprietary antibody resurfacing technology for antibody humanization, these antibodies are engineered to resemble human antibodies and thereby avoid an unwanted response by the patient's immune system. We believe that, as product candidates, our antibodies have several potential clinical and commercial advantages over traditional chemotherapeutics. These advantages include a faster product development cycle and fewer unwanted side effects as a result of high specificity for the disease target.

Business Goals and Strategy

        Our goal is to become a leader in the development of therapeutic antibodies and targeted biopharmaceutical treatments for cancer. We plan to achieve this goal by carrying out a business model that is designed to leverage our proprietary TAP technology as well as our scientific and technological capabilities in oncology and the generation and development of antibody therapeutics. Specifically, we license our TAP technology to third parties to generate cash flow to ImmunoGen through upfront, milestone, and royalty payments on any resulting product sales. These cash inflows partially finance the cost of developing our internal product candidates and the continued development of our TAP technology. Our broad range of product-focused partnerships that leverage our antibody and TAP expertise provides a risk-reduced path to commercialization and supports the aggressive advancement of our technology and clinical pipeline. We intend to build long-term value by exploiting our TAP technology platform and broad expertise in target discovery and validation, antibody development and humanization by resurfacing through out-license agreements, as well as the development of our own products, to create novel therapeutics that address significant unmet medical needs.

        We have entered into technology out-license collaborations with leading biotechnology and pharmaceutical companies, including Abgenix, Aventis, Boehringer Ingelheim, Genentech, and Millennium. These arrangements are structured to provide us with upfront fees, milestone payments and royalties if our collaborators are successful in developing and commercializing products. Under each of these arrangements, we work cooperatively with the other party to foster the development of commercially viable products. Specifically, we support our collaborators by working with each company to identify and refine processes for developing, testing and manufacturing their TAP or antibody product candidates. We also manufacture Phase I and non-pivotal Phase II clinical material on a fully burdened cost and, in some collaborations, a cost plus reimbursement basis.

        We apply the cash flows from our out-license deals to the development of our own product candidates and the continued development of our TAP technology. With respect to our product candidates, we feed our pipeline with a combination of both internally-developed and acquired targets. We also acquire drug discovery technology through in-license agreements or other strategic arrangements with third parties. We conduct our own discovery and development efforts. To date, our internal development efforts have been responsible for our cantuzumab mertansine and huN901-DM1 product candidates, as well as for several research and development stage therapeutic candidates, including a TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and several others that have been licensed to Aventis.

        We believe that the key initiatives to successfully carry out our business model include the following:

  •
  DEVELOP AND ADVANCE OUR PROPRIETARY PRODUCT PIPELINE. We currently have two TAP product candidates, huN901-DM1 and cantuzumab mertansine, for which we own the development and commercialization rights. We intend to advance these lead compounds through clinical trials that can establish their clinical utility in certain indications. We also intend to capitalize on our technological expertise in antibodies and our preclinical and clinical development expertise in oncology to broaden our proprietary pipeline by acquiring promising product candidates from third parties as well as developing additional novel product candidates internally. We also intend to exploit this pipeline by selectively out-licensing certain compounds for development by third parties.

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

  •
  SUPPORT OUR CURRENT COLLABORATORS. We have successfully out-licensed our TAP technology to third party collaborators. We anticipate that these arrangements will continue to generate cash flow through upfront fees, milestone payments and royalties on the sales of any resulting products. Currently, two products from these collaborations, MLN2704 and bivatuzumab mertansine, are in Phase I/II and Phase I clinical trials, respectively. We also out-licensed certain product candidates and technologies to Aventis to expedite their development. Our strong base of established strategic alliances with major pharmaceutical and biotechnology companies has the potential to provide us with substantial cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators' substantial resources and expertise in research, preclinical and clinical development, regulatory issues, manufacturing and marketing.

  •
  ESTABLISH AND EXPAND STRATEGIC ALLIANCES. We intend to continue to out-license our TAP technology to third party collaborators. We already have a strong base of established strategic alliances with major pharmaceutical and biotechnology companies and, in the future, we intend to enter into additional collaborations that may provide us with cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline and reduce our product development risks.

Product Candidates

        Three TAP product candidates are currently in human clinical trials. In addition, we have several other product candidates, our own as well as those that are being developed in conjunction with our collaborators, in preclinical and research stages of development.

        The following table summarizes the antigen target, cancer(s) with the target, development stage and collaborative partner for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions of these product candidates appearing elsewhere in this Report on Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the level of safety and efficacy of any product candidates that would be necessary to obtain regulatory approval.

Compound	Antigen Target	Cancer(s) with the Target	Stage(1)	Developer/Partner
HuN901-DM1	CD56	Small-cell lung cancer; other neuroendocrine cancers; certain hematological malignancies	Phase I/II	ImmunoGen
Cantuzumab mertansine	CanAg	Abdominal cancers, including colorectal, pancreatic, and gastric cancers; many non-small-cell lung cancers	Phase I completed	ImmunoGen
MLN2704	Prostate-Specific Membrane Antigen (PSMA)	Prostate cancer	Phase I/II	Millennium
Bivatuzumab mertansine	CD44v6	Certain squamous cell carcinomas, such as head and neck cancers, breast cancers, and certain hematological malignancies	Phase I	Boehringer Ingelheim
Anti-CD33 TAP	CD33	Acute myeloid leukemia	Preclinical	ImmunoGen/Aventis
Anti-IGF-IR antibody	IGF-IR	Solid tumors, including lung, breast, prostate; certain hematological malignancies	Preclinical	ImmunoGen/Aventis
Trastuzumab-DM1	HER2	HER2-positive cancers	Preclinical	Genentech
Others			Research/ Preclinical	ImmunoGen, Partners

(1)
See "Regulatory Matters," below, for the definition of a Phase I and a Phase I/II clinical trial. Preclinical status indicates that we, or our partners, are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in preclinical models or biochemical assays. Research status indicates that we, or our partners, are conducting research studies to determine each product candidate's viability as a potential therapeutic.

HuN901-DM1

        We are developing the TAP product candidate huN901-DM1 for the treatment of small-cell lung cancer (SCLC) as well as hematological and other CD56-positive malignancies. Our huN901-DM1 TAP product was created by conjugating our cytotoxic agent, DM1, with the humanized monoclonal antibody, huN901, which binds to CD56, a protein present on the surface of SCLC cells, certain neuroendocrine cancers and certain hematological malignancies. In preclinical studies, huN901-DM1 eradicated SCLC tumors in mice and CD56-positive multiple myeloma cells.

        SCLC is a serious and rapidly progressive form of lung cancer, currently accounting for approximately 15% of all lung cancer cases according to the American Cancer Society. Existing treatments for SCLC include chemotherapy and radiotherapy, and although initial responses to therapy are often seen, patients commonly relapse and most die from their disease. Median survival for such patients is less than a year. The overall 5-year survival rate is estimated to be less than five percent.

        In May 2001, Vernalis (formerly British Biotech) initiated a Phase I/II trial (Study 001) for this compound in the United States. This study marked the first use of huN901-DM1 in cancer patients.

Patients receive a weekly, intravenous dose of huN901-DM1 for four consecutive weeks followed by two weeks off therapy, which is defined as one cycle of treatment. Patients may be eligible to receive repeat cycles. The study is being conducted by Frank V. Fossella, M.D. at the University of Texas M. D. Anderson Cancer Center in Houston, Anthony W. Tolcher, M.D. at the Institute for Drug Development of the Cancer Therapy and Research Center (CTRC) in San Antonio and John McCann, M.D. at the Division of Hematology—Oncology, Bay State Medical Center in Springfield, MA.

        In August 2002, Vernalis initiated a second Phase I trial (Study 002) for this compound in the United Kingdom. This study assesses daily dosing of the product and complements the weekly dosing study, Study 001, which has been underway since May 2001. The compound is administered daily for three consecutive days followed by an 18-day rest period. The study is being conducted at the Christie Hospital in Manchester under the direction of Dr. Paul Lorigan and Dr. Malcolm Ranson of the Department of Medical Oncology, at the Royal Marsden Hospital under the direction of Dr. Mary O'Brien and at the Weston Park Hospital under the direction of Dr. Penella Woll.

        Both of these studies are open label studies designed to assess the safety, tolerability, and pharmacokinetics of increasing doses of huN901-DM1. Clinical activity also will be evaluated. The eligible patients in Study 001 have relapsed SCLC. The eligible patients in the U.K. study have SCLC or other tumors that express the CD56 antigen targeted by the compound's antibody component. Through June 30, 2004 Vernalis was responsible for conducting both trials and, as such, was responsible for the clinical trial schedule and progress.

        On January 8, 2004, we announced that, pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, the rights to develop and commercialize huN901-DM1 reverted back to us. As part of the termination agreement, Vernalis agreed to complete Study 002. As of July 1, 2004, we assumed responsibility for Study 001. We plan to take steps to expedite the completion of Study 001. We also intend to initiate a Phase I clinical trial of huN901-DM1 in the United States in a CD56-positive hematological malignancy to assess the clinical utility of huN901-DM1 in this indication.

Cantuzumab Mertansine

        Our TAP product candidate, cantuzumab mertansine, consists of the humanized C242 monoclonal antibody linked to our small drug effector molecule DM1. The CanAg receptor targeted by huC242 is present in gastrointestinal cancers, including colorectal, pancreatic and gastric cancers, and certain non-small-cell lung cancers and is minimally expressed on normal human tissues. In Phase I clinical trials conducted by GlaxoSmithKline, cantuzumab mertansine has been found to be well tolerated and evidence of anticancer activity has been reported. We plan to initiate clinical testing of cantuzumab mertansine, or an improved version of the compound, in 2005 to establish its clinical utility in a certain indication or indications. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound after completion of such testing.

MLN2704

        Millennium licensed our maytansinoid technology, including DM1, for the development of TAP compounds for cancers expressing prostate-specific membrane antigen (PSMA). MLN2704 combines Millennium's monoclonal antibody MLN591 with DM1. On November 19, 2002, Millennium informed ImmunoGen that clinical testing of MLN2704 had been initiated. The achievement of this milestone triggered a milestone payment of $1.0 million from Millennium to ImmunoGen. On October 9, 2003, Millennium announced it had initiated a second trial with the compound, a multi-dose Phase I/II study. This compound has been granted Fast Track status by the US FDA. On March 17, 2004, Millennium announced that MLN2704 had been selected to participate in the Continuous Marketing Application (CMA) Pilot 2 program being conducted by the FDA. According to the FDA, the CMA Pilot 2 program is an innovative program designed to facilitate scientific exchange between the sponsor and FDA during the Investigational New Drug phase of new drug development of Fast Track product candidates.

Bivatuzumab Mertansine

        Boehringer Ingelheim licensed our maytansinoid DM1 TAP technology for use with antibodies that target CD44, such as their anti-CD44v6 antibody. On October 8, 2002, Boehringer Ingelheim confirmed to ImmunoGen that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody had been initiated on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen.

Anti-CD33 TAP

        Aventis has licensed the worldwide commercialization rights to our anti-CD33 TAP. This TAP compound is being developed for the treatment of acute myeloid leukemia. This product candidate is currently in the preclinical stage of development. While Aventis is responsible for the clinical development of this product candidate, we believe the anti-CD33 TAP compound is currently on track to enter clinical testing in early 2005.

Anti-IGF-IR Antibody

        Aventis has licensed the worldwide commercialization rights to our anti-IGF-IR antibody. This product candidate is a non-conjugated "naked" antibody being developed for the treatment of solid tumors, including lung, breast, prostate cancers and certain hematological malignancies. This product candidate is currently in the preclinical stage of development.

Compound for Certain B-Cell Malignancies

        Aventis has licensed from us the worldwide commercialization rights to a third compound. This compound targets certain B-cell malignancies, including non-Hodgkin's lymphoma.

Trastuzumab-DM1

        We have licensed our maytansinoid technology, including DM1, to Genentech for the development of TAP compounds for cancers expressing the HER2 antigen. Trastuzumab-DM1 combines DM1 with Genentech's monoclonal antibody trastuzumab (Herceptin®). As a naked antibody, Herceptin® is currently approved for use in patients with metastatic breast cancer who have tumors that over-express the HER2 protein as first-line therapy in combination with Taxol® and as a single agent in second- and third-line therapy.

Herceptin® is a registered trademark of Genentech and Taxol® is a registered trademark of Bristol Myers Squibb.

Other Potential Products

        In addition to trastuzumab-DM1, we have also licensed our maytansinoid technology, including DM1, to Genentech for certain research uses directed toward the development of TAP compounds that combine DM1 with antibodies owned by Genentech. We have licensed our maytansinoid technology to Abgenix for use with a large number of its fully-human antibodies to develop a succession of TAP compounds. Finally, we have a collaboration agreement with Millennium that provides them access to our TAP technology for use with a limited number of Millennium's proprietary antibodies.

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

Out-Licenses and Collaborations

        As part of our business strategy and effort to develop and commercialize TAP compounds, we enter into license agreements with third parties where we grant a third party the right to use our TAP technology with its proprietary antibodies. In some cases, we out-license certain rights to our TAP compounds to companies with product development and commercialization capabilities that we wish to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. Our principal out-licenses and collaborative agreements are listed below.

Aventis Pharmaceuticals, Inc.

        In July 2003, we entered into a broad collaboration agreement with Aventis to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates from our preclinical pipeline: our anti-CD33 TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program that began September 1, 2003. Aventis has the option, with 12 months' advance notice, to request that we extend the research program for two additional 12-month periods. If Aventis requests an extension of the research program for one or both periods, we will negotiate with Aventis the research funding level for each such extension period at the time such extension is requested. Aventis paid to us an upfront fee of $12.0 million in August 2003. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

        The Aventis collaboration agreement provides us an option to certain co-promotion rights in the United States on a product-by-product basis. Aventis will be responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We will be reimbursed for any preclinical and clinical materials that we make under the agreement.

        The terms of our collaboration agreement with Aventis place certain restrictions upon us. Subject to pre-existing obligations under our other collaboration agreements that were in effect at the time we signed the collaboration agreement with Aventis, (i) we may only enter into a specified number of additional single target TAP collaboration and/or antibody resurfacing agreements during the term of the collaborative research program and (ii) during the term of the collaborative research program and for a specified period thereafter, we are prohibited from entering into any single target license, other than with Aventis, related to use of our TAP technology with any taxane effector molecule. Additionally, the terms of the collaboration agreement allow Aventis to elect to terminate our participation in the research program and/or our co-promotion rights upon a change of control of ImmunoGen.

Boehringer Ingelheim International GmbH

        In November 2001, we entered into a collaboration agreement with Boehringer Ingelheim that enables Boehringer Ingelheim to develop TAP compounds that combine our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, we received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments on future product sales, if and when such sales commence. In October 2002, Boehringer Ingelheim confirmed to us that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had commenced on or about September 24, 2002. The achievement of this milestone triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. Boehringer Ingelheim is responsible for the manufacturing, product development and marketing of any product candidates resulting from the collaboration. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Millennium Pharmaceuticals, Inc.

        In March 2001, we entered into a five-year collaboration agreement with Millennium upon which we received a non-refundable upfront fee of $2.0 million. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to use our maytansinoid technology with Millennium's antibody MLN591. MLN591 is directed toward the extracellular domain of PSMA. In March 2002, we received a license fee from Millennium pursuant to this license agreement. In November 2002, Millennium informed ImmunoGen that clinical testing of MLN2704, composed of our cytotoxic agent DM1 and Millennium's MLN591 antibody, had been initiated. The achievement of this milestone triggered a payment of $1.0 million from Millennium to ImmunoGen. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive license and milestone payments of approximately $41.0 million per antigen target.

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

Abgenix, Inc.

        In September 2000, we entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to our maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5.0 million in technology access fee payments from Abgenix and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. In June 2002, Abgenix exercised a nonexclusive option to acquire a license to a TAP product in exchange for a nominal option fee. Our agreement with Abgenix will terminate upon expiration of a 10-year term during which we have given Abgenix access to our technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

Vernalis (formerly British Biotech plc)

        In August 2003, British Biotech completed its acquisition of Vernalis. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of the product candidate, which will include the advancement of huN901-DM1 into our own clinical trial. Pursuant to the terms of a termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product, will, at its own expense, complete Study 002 and was responsible for Study 001 through June 30, 2004. We are responsible for the further development of huN901-DM1.

Genentech, Inc.

        In May 2000, we entered into two separate licensing agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid technology for use with antibodies that target the HER2 antigen. Under the terms of this agreement, Genentech will receive exclusive worldwide rights to commercialize TAP compounds for cancers expressing the HER2 antigen. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales, if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, we will receive approximately $39.5 million in upfront and milestone payments under this agreement.

        In addition to the agreement described above, we entered into an additional agreement with Genentech. This second collaboration provides Genentech with broad access to our maytansinoid technology for use with other of Genentech's proprietary antibodies. This agreement provides Genentech with a license to utilize our maytansinoid technology in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. Under this agreement, we received a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for other payments for each antigen target based on Genentech's achievement of milestones and royalties on net sales of resulting products, if and when such sales commence. Assuming all milestones are met, we will receive approximately $39.0 million in upfront and milestone payments per antigen target under this agreement. Genentech can renew the agreement for one subsequent three-year period for an additional technology access fee.

GlaxoSmithKline plc

        In February 1999, we entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, now wholly-owned subsidiaries of GlaxoSmithKline, to develop and commercialize our TAP product cantuzumab mertansine. In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to us that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the license agreement. In February 2003, we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. Under the terms of the original agreement, we could have received payments totaling $41.5 million, subject to the achievement of certain development milestones. Between the signing of the agreement and its termination, we had received one upfront and four milestone payments totaling $11.5 million under the GlaxoSmithKline license agreement. The agreement also provided that, at our option and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of our common stock. Between the signing of the agreement and January 2003, GlaxoSmithKline had purchased, pursuant to our put option, $2.5 million of our common stock. Since the agreement has terminated, no further payments or purchases of stock will occur under this agreement.

In-Licenses

        In conjunction with our internal efforts to develop both TAP and naked antibody products and related technologies, we in-license certain rights to targets or technologies and, in exchange, we are obligated to pay upfront fees, potential milestone payments and royalties on any product sales. Our principal in-licenses are listed below.

MorphoSys AG

        In September 2000, we entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has produced fully human antibodies against a specific cell surface marker that we identified through our apoptosis research. This cell marker is associated with a number of forms of cancer. We are currently evaluating one of the antibodies produced under this collaboration. In September 2000, we paid MorphoSys an $825,000 technology access payment and will pay development- related milestone payments and royalties on net sales of resulting products, if and when such sales commence. We reimbursed MorphoSys for its research and development efforts related to identifying these antibodies during the fiscal years ended June 30, 2002 and 2001. Our commitment to reimburse certain of MorphoSys' research and development efforts concluded during the year ended June 30, 2002. We can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

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

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development and apoptosis-related proteins.

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

        In December 2002, ImmunoGen and BioInvent International AB entered into an additional supply agreement to produce a second monoclonal antibody. The monoclonal antibody that is the subject of the second agreement is a component of one of the product candidates we licensed to Aventis. As further discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Aventis has agreed to reimburse us $1.3 million, the full cost of the monoclonal antibody produced under this agreement. The full $1.3 million is included in Other Income for the quarter and year ended June 30, 2004.

Laureate Pharma, L.P.

        In April 2004, ImmunoGen and Laureate Pharma, L.P. (Laureate) entered into a monoclonal antibody supply agreement. Under the terms of the agreement, Laureate will perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, adjustable under certain circumstances defined in the agreement.

Patents, Trademarks and Trade Secrets

        We seek patent protection for our proprietary technologies and product candidates in the United States, Europe, Japan and elsewhere. Patents we have received in the United States include the following: claiming a process for the preparation of certain maytansinoids; methods of preparation of conjugates composed of maytansinoids and cell-binding agents; composition and use of novel taxanes and conjugates composed of taxanes and cell-binding agents.

        We have also submitted additional patent applications in the United States, Europe, Japan, and elsewhere covering proprietary small drug derivatives, TAP compounds, apoptosis technology and use of some of these product candidates and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot provide assurance, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

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

        Our competitive position also depends on our ability to develop effective proprietary products, implement clinical development, production and marketing plans, including collaborations with other companies with greater marketing resources than ours, obtain patent protection and secure sufficient capital resources.

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

  •
  the use of therapeutic vaccines.

Regulatory Matters

        Our products candidates are regulated in the United States by the Food and Drug Administration, or FDA, in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that cantuzumab mertansine, huN901-DM1 and other of our TAP compounds will be reviewed by the FDA's Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

        The steps required before a new drug may be marketed in the U.S. include:

  (1)
  Performance of preclinical laboratory, animal, and formulation studies;

  (2)
  The submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

  (3)
  The completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

  (4)
  The submission of a New Drug Application to and its acceptance by the FDA; and

  (5)
  FDA approval of the New Drug Application, including approval of all product labeling and advertising.

        Even if we, or our partners, obtain regulatory approvals for our product candidates, the Company, our products, and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices, or cGMP. In complying with cGMP, manufacturers must expend funds, time and effort in the areas of production, quality control and record keeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

        The regulatory issues that have potential impact on the future marketing of our products are summarized below.

  Clinical Trials Process

        Before a new drug may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval.

        In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing usually is performed in patients with advanced disease rather than in healthy volunteers. Because these patients are afflicted with the target disease, it is possible to design such clinical studies to provide results traditionally obtained in Phase II trials and they are often referred to as Phase I/II studies.

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

        "Fast Track" status also incorporates initiatives announced by the President of the United States and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anticancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as had been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Research and Development Spending

        During each of the three years ended June 30, 2004, 2003 and 2002, we spent approximately $22.2 million, $23.4 million and $17.7 million, respectively, on research and development activities. During the year ended June 30, 2004, 60% of our full time equivalent research and development personnel were dedicated to our Aventis collaboration. During each of the years ended June 30, 2003 and 2002, most of our expenditures were for Company-sponsored research and development.

Employees

        As of June 30, 2004, we had 146 full-time employees, of whom 116 were engaged in research and development activities. Sixty-six employees hold post-graduate degrees, of which 43 hold Ph.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

        The results of the clinical trials may fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval or such that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

If our collaborative partners fail to perform their obligations under our agreements, or determine not to continue with clinical trials for particular product candidates, our ability to develop and market potential products could be severely limited.

        Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations may allow us to:

  •
  generate cash flow and revenue;

  •
  offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

  •
  seek and obtain regulatory approvals faster than we could on our own;

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

        We have entered into collaborations with Abgenix, Aventis, Boehringer Ingelheim, Genentech, and Millennium. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated. For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product candidate subject to the collaborative agreement. In addition, Aventis has announced an agreement to merge with Sanofi-Synthelabo. We do not know what effect, if any, this will have on our collaboration with Aventis.

If our collaborators' requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

        We procure certain components of finished conjugate including ansamitocin P3, DM1, related small molecule effector drugs, and linker on behalf of our collaborators. In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators. If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

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

        We have generated operating losses since our inception. As of June 30, 2004, we had an accumulated deficit of $209.8 million. For the years ended June 30, 2004, 2003, and 2002, we generated losses of $5.9 million, $20.0 million, and $14.6 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates and bring more of the product development process in-house, which will be a time-consuming and expensive process. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We and our collaborative partners are subject to extensive government regulations and we and our collaborative partners may not be able to obtain necessary regulatory approvals.

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

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

        Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

        If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

  •
  restrictions on the products, manufacturers or manufacturing processes;

  •
  warning letters;

  •
  civil or criminal penalties;

  •
  fines;

  •
  injunctions;

  •
  product seizures or detentions;

  •
  import bans;

  •
  voluntary or mandatory product recalls and publicity requirements;

  •
  suspension or withdrawal of regulatory approvals;

  •
  total or partial suspension of production; and

  •
  refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

        The regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed and, in many of these countries, the pricing review period begins only after approval is granted. In some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales in that country.

        Successful commercialization of our products will also depend in part on the extent to which coverage and adequate payment for our products will be available from government health administration authorities, private health insurers and other third-party payors. If we succeed in bringing a product candidate to the market, it may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell it at a satisfactory price. Because our product candidates are in the development stage, we are unable at this time to determine their cost-effectiveness. We may need to conduct expensive studies in order to demonstrate cost-effectiveness. Moreover, third-party payors frequently require that drug companies provide them with predetermined discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for any products that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve profitability could be affected.

        We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products.

        Currently, we only have one in-house pilot-scale manufacturing facility for the manufacture of conjugated compounds necessary for clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us or our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

        We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one in-house pilot manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture products for clinical testing.

        Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for certain of our collaborators. We manufacture this material in a pilot scale manufacturing facility. We only have one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

We rely on single source suppliers to manufacture the primary component for our small molecule effector drug, DM1 itself and other maytansinoid cytotoxic agents. Any problems experienced by either supplier could negatively affect our operations.

        We rely on third-party suppliers for some of the materials used in the manufacturing of our TAP product candidates and cytotoxic agents. Our most advanced cytotoxic agent is DM1. DM1 is used in all of our current TAP product candidates in clinical testing and the subject of most of our collaborations. One of the primary components required to manufacture DM1 and related maytansinoid effector molecules, collectively referred to as DMx, is its precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business. We also have an agreement with only one vendor to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators' product candidates, which could negatively affect our business.

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

If our or our collaborators' product candidates do not gain market acceptance, our business will suffer.

        Even if clinical trials demonstrate the safety and efficacy of our product candidates and the necessary regulatory approvals are obtained, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

  •
  the degree of their clinical efficacy and safety;

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

        We may not have sufficient resources to satisfy any liability resulting from these claims. We currently have $5.0 million of product liability insurance for the products that we manufacture on behalf of our collaborative partners and which are in clinical testing. This coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborative partners begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

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

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next three to five fiscal years. However, we may need additional financing sooner due to a number of factors including:

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

        Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that, our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

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

Item 3.        Legal Proceedings

        We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        ImmunoGen's Common Stock is quoted on The Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low bid prices on the Nasdaq National Market for our Common Stock for each of the quarters indicated.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First Quarter	$6.040	$3.500	$3.880	$2.020
Second Quarter	5.550	4.250	4.200	2.710
Third Quarter	7.290	5.000	3.490	2.070
Fourth Quarter	12.400	5.670	4.550	2.300

        As of August 18, 2004, there were approximately 645 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 20,000 beneficial owners of the Company's Common Stock.

        The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2004. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Year ended June 30,
	2000	2001	2002	2003	2004
	In thousands, except per share data and shares outstanding
Statement of Operations Data:
Total revenues	$11,181	$4,479	$5,883	$7,628	$25,956
Total expenses	11,924	20,291	26,438	32,221	34,514
Other income, net	430	6,339	6,053	4,645	2,687
Income tax expense	—	83	128	35	45
Minority interest	76	—	—	—	—

Loss before cumulative effect of a change in accounting principle	(238)	(9,556)	(14,630)	(19,982)	(5,917)
Cumulative effect of a change in accounting principle	—	(5,734)	—	—	—

Net loss	$(238)	$(15,291)	$(14,630)	$(19,982)	$(5,917)

Basic and diluted net loss per common share	$(0.01)	$(0.42)	$(0.37)	$(0.48)	$(0.15)

Basic and diluted weighted average common shares outstanding	29,520,576	36,675,324	39,623,948	41,912,167	40,645,752

Pro Forma Amounts Assuming SAB 101 Followed Since Inception:
Total revenues	$6,320	$4,479

Net loss	$(5,098)	$(9,556)

Basic and diluted net loss per common share	$(0.17)	$(0.26)

Consolidated Balance Sheet Data:
Total assets	$19,344	$159,161	$152,156	$118,032	$122,630
Long-term debt and capital lease obligations, less current portion	8	—	—	—	—
Stockholders' equity	10,508	142,447	134,215	102,679	97,137

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since the Company's inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of both proprietary product candidates and technologies. Our lead, proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allow our drugs to kill cancer cells with the potential to cause only modest damage to healthy tissue. The cytotoxic agent we currently use in our TAP compounds involved in clinical testing is the maytansinoid DM1, a chemical derivative of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

        We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments and royalties on any commercial product sales. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed during the research program portion of the collaboration. This collaboration allows us to access Aventis' cancer targets and their clinical development and commercialization capabilities. Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding.

        Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include Abgenix, Inc., Aventis, Boehringer Ingelheim International GmbH, Genentech, Inc. and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

        In August 2003, British Biotech completed its acquisition of Vernalis. In connection with the acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, the Company announced that ImmunoGen would take over future development of the product, which will include advancement of huN901-DM1 into a Phase I trial designed to assess its clinical utility in a hematological malignancy, in a study managed by ImmunoGen. Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which relinquished its right to the product candidate, will, at its own expense, complete the Phase I clinical study currently underway. ImmunoGen will be responsible for completion of the U.S. Phase I/II study in the United States and further development of huN901-DM1.

        On January 8, 2004, we announced that we intend to advance our lead product candidates, cantuzumab mertansine and huN901-DM1, into clinical trials to assess the clinical utility of the compounds in certain indications. In addition to continuation of the Phase I/II study of huN901-DM1 for SCLC underway in the United States, we plan to initiate a clinical trial of huN901-DM1 in a CD56-positive hematological malignancy in the United States in 2005. We also plan to advance cantuzumab mertansine, or an improved version of the compound, in clinical trials that we expect to begin in 2005. We expect to incur expenses of $4-6 million over the next 2-3 years related to these clinical trials. Based upon the results of such clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of these compounds, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts. As of June 30, 2004, we had approximately $94.6 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the Aventis agreement over the three-year research program, will enable us to meet our operational expenses and capital expenditures for at least the next three to five fiscal years.

        We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and the committed research funding we will receive pursuant to the Aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        On May 12, 2004 our Board of Directors terminated, effective immediately, the share repurchase agreement that it originally authorized in August 2002. Between August 2002 and May 2004 our Board of Directors had authorized the open market repurchase of up to 4.1 million shares of ImmunoGen common stock. The repurchases were made at the discretion of management and as market conditions warranted. Through May 12, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

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

        We recognize the $12.0 million upfront fee we received from Aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that Aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

        In January 2004, our shared product license with Vernalis plc terminated. As a result we recognized $1.5 million of revenue during the year ended June 30, 2004, related to the upfront fee that we received upon signing the original collaboration agreement with Vernalis, which was deferred for accounting purposes.

        In February 2003, our full product license with GlaxoSmithKline terminated. During the year ended June 30, 2003, we recognized $348,000 of revenue related to the GlaxoSmithKline upfront fee that remained in deferred revenue as of the termination date.

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider any raw material inventory of DM1, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months' projected usage that is not supported by collaborators' firm fixed orders to be excess. We record any such raw material identified as excess at its net realizable value. Our estimate of 12 months' usage of DMx and ansamitocin P3 raw material inventory is based upon our collaborators' estimates of their future clinical material requirements. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual 12 months' usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the year ended June 30, 2004, we recorded as research and development expense $307,000 of ansamitocin P3 and DMx material that we have identified as excess based upon our inventory policy.

Results of Operations

  Revenues

        Our total revenues for the year ended June 30, 2004 were $26.0 million compared with $7.6 million and $5.9 million for the years ended June 30, 2003 and 2002, respectively. The $18.3 million increase in revenues from 2003 to 2004 is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis, in addition to higher revenues from license fees and higher clinical materials reimbursement, as discussed below. The $1.7 million increase in revenues from 2002 to 2003 is primarily attributable to higher license fee and milestone payments received in 2003 as compared to 2002.

        Research and development support of $13.6 million for the year ended June 30, 2004 represents committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.

        Revenue from license fees and milestone payments for the year ended June 30, 2004 increased $1.4 million to $5.5 million from $4.2 million in the year ended June 30, 2003. Revenue from license fees and milestone payments for the year ended June 30, 2002 was $1.7 million. The increase in license fees and milestone payments from 2003 to 2004 is primarily attributable to the recognition of $2.0 million related to the amortization of the $12.0 million upfront fee received from Aventis. We recognize this upfront payment over our estimated period of significant involvement of 5 years. Also included in license fees and milestone payments for the year ended June 30, 2004, was $1.75 million of revenue related to our termination agreement with Vernalis which was executed in January 2004. Revenue of $1.5 million is related to the upfront fee that we received upon signing the original collaboration agreement with Vernalis, which was deferred for accounting purposes. The remaining $250,000 was recognized in June 2004 pursuant to our termination agreement with Vernalis.

        Included in license fees and milestone payments for the year ended June 30, 2003 is a $1.0 million milestone payment from Boehringer Ingelheim related to the initiation of clinical testing of the novel anticancer agent bivatuzumab mertansine and a $1.0 million milestone from Millennium related to the initiation of clinical testing of MLN2704. In addition, during the year ended June 30, 2003, we recognized collaboration revenue of $348,000 from GlaxoSmithKline that represents the portion of the upfront payment GlaxoSmithKline had previously paid to ImmunoGen that had not been recognized as revenue at the date of termination of the license agreement. We did not earn any similar milestone payments during the year ended June 30, 2002. Total revenue recognized from license fees and milestone payments from each of our collaborative partners in the years ended June 30, 2004, 2003 and 2002 is included in the following table:

	Year ended June 30,
	2004	2003	2002
Collaborative Partner:
Abgenix	$545,829	$500,000	$433,318
Aventis	2,000,000	—	—
Boehringer Ingelheim	166,667	1,166,667	83,334
Genentech	642,816	642,816	691,954
GlaxoSmithKline	—	431,026	176,684
Millennium	442,529	1,442,529	331,420
Vernalis	1,750,000	—	—

Total	$5,547,841	$4,183,038	$1,716,710

        Deferred revenue of $21.1 million at June 30, 2004 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials reimbursement increased $3.4 million to $6.6 million in the year ended June 30, 2004 compared to $3.2 million in the year ended June 30, 2003. We earned clinical materials reimbursement of $3.5 million during the year ended June 30, 2002. During the years ended June 30, 2004 and 2003, we shipped clinical materials in support of the huN901-DM1, bivatuzumab mertansine, and MLN2704 clinical trials, as well as preclinical materials, in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in 2004 as compared to 2003 and 2002 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. Millennium initiated a second clinical trial, a multi-dose Phase I/II study, with its compound MLN2704 during the year ended June 30, 2004. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and annually.

        Development fees decreased $2,000 from $275,000 for the year ended June 30, 2003 to $274,000 for the year ended June 30, 2004. Development fees were $654,000 in the year ended June 30, 2002. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Development fees decreased in 2004 and 2003 compared to 2002, primarily as a result of the advancement into clinical trials of bivatuzumab mertansine and MLN2704, the products that are the subject of our collaborations with Boehringer Ingelheim and Millennium, respectively. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and annually.

  Research and Development Expenses

        We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own, and in certain instances, our collaborators' product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. During the three fiscal years ended June 30, 2004, our research efforts have been primarily focused in the following areas:

  •
  Our activities pursuant to our discovery, development and commercialization agreement with Aventis;

  •
  Our contributions to the clinical development of huN901-DM1 and cantuzumab mertansine;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

  •
  Process improvements related to clinical and commercial production of the huC242 antibody and cantuzumab mertansine;

  •
  Process improvements to our TAP technology;

  •
  Preclinical development of our own potential products;

  •
  Process improvement related to the production of DM1 and related maytansinoid effector molecules and strain development of their precursor, ansamitocin P3;

  •
  Operation, maintenance and expansion of our pilot scale manufacturing plant;

  •
  Identification and evaluation of potential antigen targets;

  •
  Evaluation of internally developed and in-licensed antibodies; and

  •
  Development and evaluation of additional cytotoxic agents.

        On January 8, 2004, we announced that pursuant to the terms and conditions of the termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we have regained the rights to develop and commercialize huN901-DM1. Vernalis will complete the Phase I study currently underway. Effective July 1, 2004, we assumed responsibility for the weekly-dosing Phase I/II clinical study, Study 001. We expect to take steps to expedite the completion of Study 001. Additionally, we plan to initiate a clinical trial of huN901-DM1 in the United States for a CD56-positive hematological malignancy. We expect to incur expenses of approximately $800,000 related to clinical development of this product candidate during fiscal year 2005.

        In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement. In January 2004, we announced that we plan to advance cantuzumab mertansine, or an improved version of the compound, into a clinical trial that we will manage. We expect that the clinical trial will be initiated in 2005. We estimate that we will incur expenses of approximately $2.1 million during fiscal year 2005 related to clinical development of this product candidate. We intend to evaluate whether to outlicense all or part of the development and commercial rights to this compound after the clinical trial is completed.

        As discussed above, we have licensed three of the most advanced product candidates in our preclinical pipeline to Aventis under the terms of our discovery, development and commercialization collaboration. Those three product candidates are a TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. The TAP compound for acute myeloid leukemia is in preclinical development. We believe that Aventis is on track to file an Investigational New Drug Application (IND) for this TAP compound in the first half of our fiscal year 2005. However, the continued development of the TAP compound for acute myeloid leukemia and the actual filing of this IND is subject to the development and clinical strategy established by Aventis, as well as the results of any and all preclinical studies. As a result, the timing of the filing of this IND, if it occurs at all, may vary from our estimates.

        Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers. At June 30, 2004, pursuant to our collaboration research program with Aventis, we continued to perform preclinical experiments to evaluate candidate antibodies and identified a lead antibody product candidate and several alternate product candidates. The third, potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin's lymphoma, and is in the early stages of preclinical development.

        The cost to develop new products and advance those products to the IND stage can be significant. Under the terms of our discovery, development and research collaboration with Aventis, they have licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology. Aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. Furthermore, Aventis may only include a certain number of antibody targets in the research program at any one time. Aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may develop any TAP compound, antibody or antibody target that Aventis has elected not to either initially include or later advance in the research program. At present, the potential product candidates in our pipeline that are not part of the Aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our research stage product candidates will generate revenues and cash flows.

        DM1 is the cytotoxic agent that we currently use in the manufacture of all of our TAP product candidates in clinical testing. We have also investigated the viability of other maytansinoid effector molecules, which, collectively with DM1, we refer to as DMx. In order to make commercial manufacture of DMx conjugates viable, we have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3, the precursor to DMx, to enhance manufacturing yields. We also continue to devote considerable resources to improve other DMx manufacturing processes.

        We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expenses.

        Research and development expense for the year ended June 30, 2004 decreased $1.2 million to $22.2 million from $23.4 million for the year ended June 30, 2003. Research and development expense for the year ended June 30, 2002 was $17.7 million. Included in research and development expense for the year ended June 30, 2004 is $1.2 million of antibody that we purchased in anticipation of potential future clinical trials. Approximately $818,000 of the antibody payments made during fiscal 2004 related to the GMP production of antibody received from BioInvent for which we expect to receive reimbursement from Aventis, as discussed below in other income. Included in research and development expense for the year ended June 30, 2003 is $3.4 million of antibody that we purchased in anticipation of future clinical trials. Also included in research development expense for the year ended June 30, 2004 is $307,000 of ansamitocin P3 and DMx inventory that we have identified as excess based upon the Company's inventory policy. We also recorded a charge of $104,000, included as research and development expense in 2004, to record a certain batch of DM1 inventory at its net realizable value at June 30, 2004. During the same period in 2003, we recorded research and development expense of $1.7 million related to ansamitocin P3 and DM1 inventory that we had identified as excess. In 2002, we recorded charges of $1.5 million and $753,000 to reduce the value of cantuzumab mertansine inventory and huN901 prepaid assets and inventory, respectively, to their net realizable value.

        In fiscal 2002, we entered into several agreements with outside vendors to perform ansamitocin P3 and DMx process development. Included in the year ended June 30, 2004, 2003 and 2002 were $2.3 million, $3.0 million, and $1.1 million, respectively, of expenses related to ansamitocin P3 and DMx process development. Also included in research and development expense for the year ended

June 30, 2002 was $2.5 million related to agreements with Morphosys AG, Genzyme Transgenics Corporation, Avalon Pharmaceuticals, Inc. and Raven Biotechnologies, Inc. supporting our internal research and development efforts. During the same period in 2003, we recorded $92,000 related to these agreements. No similar expense was recorded in fiscal year 2004.

        The number of research and development personnel increased to 116 at June 30, 2004 compared to 94 at June 30, 2003. We had 78 research and development personnel at June 30, 2002. Research and development salaries and related expenses increased by $1.8 million in the year ended June 30, 2004 compared to the year ended June 30, 2003 and increased by $2.0 million in the year ended June 30, 2003 compared to the year ended June 30, 2002. Included in salaries and related expenses for the year ended June 30, 2004 was $680,000 of bonuses awarded by the Board of Directors as compared to $320,000 of bonuses awarded by the Board of Directors in the same period in the prior year. Facilities expense also increased by $1.4 million during the year ended June 30, 2004 as compared to the same period in 2003 and increased $827,000 in the year ended June 30, 2003 compared to the year ended June 30, 2002 due to an increase in rent for the 128 Sidney Street lease and expenses related to our new location at 148 Sidney Street, Cambridge, Massachusetts. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

  General and Administrative Expenses

        General and administrative expense for the year ended June 30, 2004 increased $674,000 to $6.6 million from $6.0 million for the year ended June 30, 2003. General and administrative expenses for the year ended June 30, 2002 were $5.4 million. There was an increase of approximately $412,000 in salary and related expenses in 2004 compared to 2003. This increase in salaries and related expenses was substantially related to $477,000 of bonuses awarded by the Board of Directors as compared to $64,000 in bonuses awarded by the Board of Directors in the same period in the prior year. Insurance costs increased by $163,000 in 2004 as a result of increased premiums. Recruiting fees of approximately $260,000 were incurred during the year ended June 30, 2004 related to our efforts to appoint a new director to our Board and to fill various open positions within the general and administrative functions as compared to $1,000 of similar fees in the year ended June 30, 2003. Offsetting these increases was a payment of $400,000 for the settlement of a legal claim asserted against the Company that was included in the general and administrative expense for the year ended June 30, 2003. The 10% increase in general and administrative expense from 2002 to 2003 was primarily due to this legal settlement payment made during 2003. In addition, facilities expense increased by $302,000 due to an increase in rent for the 128 Sidney Street lease and expenses related to our new location at 148 Sidney Street, Cambridge, Massachusetts. Included in general and administrative expense during the year ended June 30, 2002 is $209,000 related to a valuation allowance established to record cantuzumab mertansine inventory at its net realizable value.

  Interest Income

        Interest income for the year ended June 30, 2004 decreased $1.3 million to $1.4 million from $2.7 million for the year ended June 30, 2003. Interest income for the year ended June 30, 2002 was $5.1 million. The decline in interest income from 2003 to 2004 and from 2002 to 2003 is, in each case, attributable to a lower average cash and investments balance combined with lower rates of return.

  Net Realized (Losses) Gains on Investments

        Net realized (losses) gains on investments were $(58,000), $540,000, and $945,000 for the years ended June 30, 2004, 2003, and 2002, respectively. The decrease in net realized gains is attributable to the timing of investment sales.

  Other Income

        Other income for the year ended June 30, 2004 decreased $42,000, as compared to the year ended June 30, 2003. During the year ended June 30, 2004, we recorded as other income reimbursement of approximately $1.3 million from Aventis for the GMP production of antibody manufactured by BioInvent pursuant to its agreement with ImmunoGen and delivered during May 2004. Included in other income during the year ended June 30, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration. Other income for the year ended June 30, 2002 was $53,000.

Liquidity and Capital Resources

	June 30,
	2004	2003
Cash and short-term investments	$94,610	$101,273
Working capital	101,302	102,956
Stockholders' equity	97,137	102,679

  Cash Flows

        We require cash to fund our operating expenses, including advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding. As of June 30, 2004, we had approximately $94.6 million in cash and short-term investments. Net cash used in operations during the year ended June 30, 2004 was $5.0 million compared to net cash used in operations of $21.9 million in the year ended June 30, 2003. The principal use of cash in operating activities for all periods presented was to fund our net loss. The decrease in operational cash use from 2003 to 2004 is substantially due to amounts received from Aventis, including the $12.0 million upfront fee received in August 2003 and $9.4 million of the $13.6 million of committed research funding we earned during the year ended June 30, 2004. We received $2.0 million in license fees and milestone payments during the year ended June 30, 2003. Net cash used in operations during the year ended June 30, 2002 was $16.0 million. The increase in operational cash use in 2003 compared to 2002 was largely due to the increase in operating expenses as well as the increase in clinical materials inventory produced on behalf of our collaborators.

        Net cash provided by investing activities was $1.1 million and $26.8 million for the years ended June 30, 2004 and 2003, respectively, and primarily represents the sales and maturities of marketable securities. Net cash used in investing activities was $11.3 million for the year ended June 30, 2002. Capital purchases were $2.0 million and $3.7 million for the fiscal years ended June 30, 2004 and 2003, respectively, and consisted primarily of costs associated with the build-out of our existing development and pilot scale manufacturing facility located in Norwood, Massachusetts, and the renovation of our new laboratory and office facility at 148 Sidney Street, Cambridge, Massachusetts.

        Net cash provided by financing activities was $599,000 for the year ended June 30, 2004. Net cash used for financing activities was $11.1 million for the year ended June 30, 2003 versus $6.1 million provided by financing activities for the year ended June 30, 2002. For the year ended June 30, 2004, net cash provided by financing activities includes proceeds from the exercise of 194,392 stock options. For the year ended June 30, 2003, net cash used for financing activities includes the repurchase of 3,675,062 shares of common stock for $11.1 million offset by proceeds from the exercise of 2,375 stock options. For the year ended June 30, 2002, net cash provided by financing activities includes proceeds from the exercise of 1,279,422 warrants and 150,336 stock options.

        We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our operational expenses and capital expenditures for at least the next three to five fiscal years. We believe that our existing capital resources in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

  Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$13,690,367	$3,116,044	$8,944,023	$1,397,400	$232,900
Unconditional Purchase Obligations	$2,440,000	2,440,000	—	—	—

Total	$16,130,367	$5,556,044	$8,944,023	$1,397,400	$232,900

Certain Factors That May Affect Future Results of Operations

        This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the success of our and our collaborators' research and clinical development processes; the difficulties inherent in the development of pharmaceuticals, including uncertainties as to the timing, expense and results of preclinical studies and clinical trials; our dependence upon existing and potential collaborative partners; uncertainty as to whether our TAP compounds or those of our collaborators will succeed in entering human clinical trials and uncertainty as to the results of such trials; the risk that our and/or our collaborators may not be able to obtain regulatory approvals necessary to commercialize product candidates; the potential development by competitors of competing products and technologies; uncertainty whether our TAP technology will produce safe, effective and commercially viable products; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audit also included the financial statement schedule in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended June 30, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Boston, Massachusetts

July 26, 2004

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Cash and cash equivalents	$6,768,055	$10,132,389
Marketable securities	87,841,505	91,140,757
Accounts receivable	4,865,522	674,458
Unbilled revenue	5,649,877	105,351
Inventory, net	6,638,066	5,620,713
Prepaid and other current assets, net	824,012	978,723

Total current assets	112,587,037	108,652,391
Property and equipment, net	9,709,627	9,045,847
Other assets	333,700	333,700

Total assets	$122,630,364	$118,031,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,145,805	$1,138,463
Accrued compensation	572,051	392,201
Other current accrued liabilities	1,364,203	1,410,517
Current portion of deferred revenue	7,203,225	2,754,799

Total current liabilities	11,285,284	5,695,980
Deferred revenue	13,943,535	9,495,545
Other long term liabilities	264,664	161,283

Total liabilities	25,493,483	15,352,808
Commitments and contingencies (Note H)
Stockholders' equity:
Common stock, $.01 par value; authorized 75,000,000; issued and outstanding 44,462,221 shares and 44,261,334 shares as of June 30, 2004 and 2003, respectively	444,622	442,613
Additional paid-in capital	317,704,432	317,077,505
Deferred compensation	(63,498)	(41,574)
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(209,775,495)	(203,858,754)
Accumulated other comprehensive (loss) income	(101,763)	130,757

Total stockholders' equity	97,136,881	102,679,130

Total liabilities and stockholders' equity	$122,630,364	$118,031,938

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
Revenues:
Research and development support	$13,562,849	$—	$—
License fees and milestone payments	5,547,841	4,183,038	1,716,710
Clinical materials reimbursement	6,571,451	3,169,780	3,512,580
Development fees	273,589	275,458	653,613

Total revenues	25,955,730	7,628,276	5,882,903
Expenses:
Cost of clinical materials reimbursed	5,658,792	2,834,385	3,340,981
Research and development	22,224,152	23,428,854	17,694,031
General and administrative	6,631,012	5,957,469	5,403,367

Total expenses	34,513,956	32,220,708	26,438,379

Loss from operations	(8,558,226)	(24,592,432)	(20,555,476)
Gain on the sale of assets	—	—	200
Interest income, net	1,363,777	2,682,446	5,055,816
Net realized (loss) gain on investments	(57,940)	539,931	944,715
Other income	1,381,135	1,422,872	52,718

Loss before income tax expense	(5,871,254)	(19,947,183)	(14,502,027)
Income tax expense	45,487	35,125	127,812

Net loss	$(5,916,741)	$(19,982,308)	$(14,629,839)

Basic and diluted net loss per common share	$(0.15)	$(0.48)	$(0.37)

Basic and diluted weighted average common shares outstanding	40,645,752	41,912,167	39,623,948

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Accumulated Other Comprehensive Incomc (Loss)
	Common Stock				Treasury Stock
			Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit		Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2001	38,535,402	$385,354	$310,971,161	$—	—	$—	$(169,246,607)	$336,858	$—	$142,446,766
Unrealized gain on marketable securities, net	—	—	—	—	—	—	—	290,941	290,941	290,941
Net loss for the year ended June 30, 2002	—	—	—	—	—	—	(14,629,839)	—	(14,629,839)	(14,629,839)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,338,898)	—

Stock options exercised	150,336	1,503	577,213	—	—	—	—	—	—	578,716
Warrants exercised, net of financing costs	1,279,422	12,795	5,487,771	—	—	—	—	—	—	5,500,566
Issuance of restricted shares of common stock in settlement of a claim	189,498	1,895	(1,468)	—	—	—	—	—	—	427
Issuance of stock and stock units for directors' compensation	902	9	27,527	—	—	—	—	—	—	27,536

Balance at June 30, 2002	40,155,560	$401,556	$317,062,204	$—	—	$—	$(183,876,446)	$627,799	$—	$134,215,113

Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	(497,042)	(497,042)	(497,042)
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(19,982,308)	—	(19,982,308)	(19,982,308)

Comprehensive loss	—	—	—	—	—	—	—	—	$(20,479,350)	—

Stock options exercised	2,375	23	4,160	—	—	—	—	—	—	4,183
Warrants exercised	4,096,098	40,961	(40,961)	—	—	—	—	—	—	—
Issuance of stock and stock units for directors' compensation	7,301	73	9,789	—	—	—	—	—	—	9,862
Deferred compensation related to issuance of stock options	—	—	42,313	(42,313)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	739	—	—	—	—	—	739
Repurchases of common stock	—	—	—	—	3,675,062	(11,071,417)	—	—	—	(11,071,417)

Balance at June 30, 2003	44,261,334	$442,613	$317,077,505	$(41,574)	3,675,062	$(11,071,417)	$(203,858,754)	$130,757	$—	$102,679,130

Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	(232,520)	(232,520)	(232,520)
Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(5,916,741)	—	(5,916,741)	(5,916,741)

Comprehensive loss	—	—	—	—	—	—	—	—	$(6,149,261)	—

Stock options exercised	194,392	1,944	596,767	—	—	—	—	—	—	598,711
Issuance of stock and stock units for directors' compensation	6,495	65	31,477	(40,000)	—	—	—	—	—	(8,458)
Amortization of deferred compensation	—	—	—	16,866	—	—	—	—	—	16,866
Recapture and reversal of compensation expense for stock options related to terminated employees	—	—	(1,317)	1,210	—	—	—	—	—	(107)

Balance at June 30, 2004	44,462,221	$444,622	$317,704,432	$(63,498)	3,675,062	$(11,071,417)	$(209,775,495)	$(101,763)	$—	$97,136,881

        The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,916,741)	$(19,982,308)	$(14,629,839)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,292,202	1,130,311	984,759
Loss (gain) on sale of marketable securities	57,940	(539,931)	(944,715)
Gain on sale of property and equipment	—	—	(200)
Compensation for stock options, stock and stock units	106,873	48,721	36,394
Deferred rent	4,809	72,839	(55,857)
Changes in operating assets and liabilities:
Accounts receivable	(4,191,064)	1,282,834	(1,957,292)
Unbilled revenue	(5,544,526)	483,104	105,380
Inventory	(1,017,353)	(2,732,265)	(727,452)
Prepaid and other current assets	154,711	1,156,091	89,573
Other assets	—	(290,000)	—
Accounts payable	1,007,342	341,368	(392,148)
Accrued compensation	179,850	(1,208,781)	897,946
Other current accrued liabilities	(46,314)	(240,587)	(150,704)
Deferred revenue	8,896,416	(1,405,110)	741,474

Net cash used for operating activities	(5,015,855)	(21,883,714)	(16,002,681)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	433,393,005	333,314,955	502,319,207
Purchases of marketable securities	(430,384,213)	(302,806,247)	(486,712,926)
Capital expenditures	(1,955,982)	(3,658,779)	(4,264,056)
Proceeds from sale of property and equipment	—	—	200

Net cash provided by investing activities	1,052,810	26,849,929	11,342,425

Cash flows from financing activities:
Repurchases of common stock	—	(11,071,417)	—
Proceeds from warrants exercised, net	—	—	5,500,566
Proceeds from stock options exercised	598,711	4,183	578,716
Principal payments on capital lease obligations	—	—	(8,137)

Net cash provided by (used for) financing activities	598,711	(11,067,234)	6,071,145

Net change in cash and cash equivalents	(3,364,334)	(6,101,019)	1,410,889
Cash and cash equivalents, beginning balance	10,132,389	16,233,408	14,822,519

Cash and cash equivalents, ending balance	$6,768,055	$10,132,389	$16,233,408

Supplemental disclosure:
Cash paid for income taxes	$45,487	$38,100	$80,229

Non cash activities:
Capital expenditures included in accounts payable	$—	$—	$185,770

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

A. Nature of Business and Plan of Operations

        ImmunoGen, Inc. was incorporated in Massachusetts in 1981 to develop, produce and market commercial anticancer and other pharmaceuticals based on molecular immunology. The Company continues to research and develop its various products and technologies and does not expect to derive revenue from commercial product sales within the foreseeable future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the next three to five fiscal years. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note C), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

B. Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. All intercompany transactions and balances have been eliminated. During June 2004, the Company acquired the remaining 3% of its subsidiary, Apoptosis Technology, Inc., or ATI, which it did not own. ATI was merged into ImmunoGen, Inc. in June 2004. For accounting purposes, this was considered a merger of entities under common control, and since ATI had historically been consolidated, there was no accounting consequence to this transaction.

  Reclassifications

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

  Revenue Recognition—Change in Accounting Principle

        Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under the new accounting method, the Company recognizes revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of the Company's substantial involvement during development. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which was included in the net loss for the year ended June 30, 2001. Included in revenue for the years ended June 30, 2004, 2003 and 2002 is $643,000, $1.1 million and $859,000, respectively, of revenue that was recognized in years prior to the Company's adoption of SAB 101 and included in the cumulative effect of the change in accounting principle.

  Revenue Recognition

        The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The terms of the Company's agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. For multiple-element arrangements entered into after July 1, 2003, the Company applies EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

        At June 30, 2004, the Company currently has the following three types of collaborative contracts with the counterparties identified below.

  •
  License to a single target antigen (single target license):

  •
  Boehringer Ingelheim International GmbH

  •
  Genentech, Inc.

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

  •
  Abgenix, Inc.

  •
  Genentech, Inc.

  •
  Millennium Pharmaceuticals, Inc.

  •
  Broad agreement to discover, develop and commercialize antibody-based anticancer products:

  •
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

        Generally, upfront payments on single target licenses are deferred over the period of the Company's substantial involvement during development. ImmunoGen employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude when the product receives FDA approval. The Company believes this period of involvement is, on average, six years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. In the event that a single target license were terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

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

        The Company's discovery, development and commercialization agreement with Aventis provides for an upfront payment of $12.0 million that Aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and is recognizing it ratably over the period of the Company's substantial involvement, which the Company estimates to be five years, the term of the collaborative research program, in addition to two 12-month extensions that Aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will (i) receive committed research funding over a three-year period; (ii) manufacture preclinical and clinical materials for Aventis, at Aventis' request and cost; (iii) receive payments upon the collaboration's and/or Aventis' achievements of certain milestones and (iv) receive royalty payments until the last applicable patent expiration or 12 years after product launch. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

        The Company's shared product license collaboration with Vernalis, the entity created by the merger of British Biotech and Vernalis, provided for an upfront payment to ImmunoGen that was paid upon signing of the agreement. As discussed further in Note C, pursuant to the terms and conditions of the termination agreement between Vernalis and the Company, in January 2004, Vernalis relinquished its rights to develop and commercialize huN901-DM1, the product subject to the product license. During the year ended June 30, 2004, the Company recognized revenue of $1.5 million for the upfront fee that was received upon signing the original collaboration agreement with Vernalis and deferred for accounting purposes. During the quarter and year ended June 30, 2004, the Company also recognized revenue of $250,000 pursuant to the Company's termination agreement with Vernalis.

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

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

        Inventory at June 30, 2004 and 2003 is summarized below:

	June 30,
	2004	2003
Raw materials, net	$2,801,431	$3,299,536
Work in process	3,702,515	1,870,598
Finished goods, net	134,120	450,579

Total	$6,638,066	$5,620,713

        Inventory cost is stated net of a valuation allowance of $1.6 million and $1.1 million as of June 30, 2004 and June 30, 2003, respectively. The valuation allowance represents the cost of DM1 and other related maytansinoid effector molecules (collectively, DMx) that the Company considers to be excess based on current collaborator firm fixed orders and projections.

        DM1, the Company's most advanced small molecule effector drug, is the cytotoxic agent used in the TAP product candidates in clinical testing and is the subject of most of its collaborations. One of the primary components required to manufacture DM1 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 may then be converted to DM1 or other maytansinoid effector molecules.

        In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DMx and ansamitocin P3. Under the terms of these agreements, the manufacturers, together with the Company, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DMx, respectively. Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Practices, large-scale batches of ansamitocin P3 and DMx to be used in the manufacture of both the Company's and its collaborators'

products. Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DMx. The current agreements with these vendors expire at various dates through fiscal 2006.

        The actual amount of ansamitocin P3 and DMx that will be produced is highly uncertain. The Company currently anticipates that a significant amount of ansamitocin P3 and DMx will be manufactured for the Company for the foreseeable future at these or other manufacturers. If the Company's and the manufacturers' process development efforts are successful, the amount of ansamitocin P3 and/or DMx produced could be higher than expected and more than is required to support the development of the Company's and its collaborators' products. The Company anticipates that its investment in ansamitocin P3 and DMx will be significant.

        The Company produces preclinical and clinical materials for its collaborators either in anticipation or in support of clinical trials or for process development and analytical purposes. Under the terms of supply agreements with three of its collaborators, the Company generally receives rolling six-month firm-fixed orders for conjugate that the Company is required to manufacture and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators' projections. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

        The Company accounts for the DMx and ansamitocin P3 inventory as follows:

  a)
  That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed as incurred;

  b)
  To the extent that the Company has collaborator projections for no more than 12 months or firm fixed orders, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

  c)
  The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators' firm fixed orders to be excess. The Company establishes a reserve to record any such excess ansamitocin P3 or DMx inventory at its net realizable value; and

  d)
  The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

        At June 30, 2004, the Company's on-hand supply of DMx and ansamitocin P3 (including $2.9 million of DMx and $1.6 million of ansamitocin P3) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the year ended June 30, 2004, the Company recorded as research and development expense $307,000 of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company's inventory policy as described above. Any changes to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense, to record the DMx and/or ansamitocin P3 inventory at its estimated net realizable value.

  Unbilled Revenue

        The majority of the Company's Unbilled Revenue at June 30, 2004 represents (i) committed research funding earned based on actual resources utilized under the Company's discovery, development and commercialization agreement with Aventis; and (ii) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced. As of June 30, 2003, the majority of the Company's Unbilled Revenue represents clinical materials that have passed quality testing that the Company had shipped and title has transferred to the collaborator, but the Company had not yet invoiced. Also included in Unbilled Revenue are costs the Company has incurred in completing process development work on behalf of its collaborators but has not yet invoiced.

  Other Current Accrued Liabilities

        Other current accrued liabilities consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Accrued contract payments	$592,510	$661,904
Accrued public reporting charges	135,000	167,000
Accrued professional services	182,992	238,673
Accrued insurance	324,546	193,337
Other current accrued liabilities	129,155	149,603

Total	$1,364,203	$1,410,517

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

  Research and Development Costs

        Research and development costs are expensed as incurred and consist of (i) research to identify and evaluate new targets, antibodies and small molecule effector drugs, (ii) preclinical testing and clinical trials of the Company's own and, in certain instances, its collaborators' product candidates, and

(iii) development related to improving clinical and commercial manufacturing processes. The Company's research efforts are primarily focused in the following areas:

  •
  Our activities pursuant to our discovery, development and commercialization agreement with Aventis;

  •
  The Company's contributions to the clinical development of cantuzumab mertansine and huN901-DM1;

  •
  Process improvements related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

  •
  Process improvements related to clinical and commercial production of the huC242 antibody and cantuzumab mertansine;

  •
  Process improvements to the Company's TAP technology;

  •
  Preclinical development of the Company's own potential products;

  •
  Process improvement related to the production of DMx and strain development of its precursor, ansamitocin P3;

  •
  Operation, maintenance and expansion of the Company's pilot scale manufacturing plant;

  •
  Identification and evaluation of potential antigen targets;

  •
  Evaluation of internally developed and in-licensed antibodies; and

  •
  Development and evaluation of additional small molecule effector drugs.

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

  Cash and Cash Equivalents

        Cash and cash equivalents include money market funds and cash at June 30, 2004 and 2003. The Company considers all investments purchased to be marketable securities.

  Marketable Securities

        In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. Government debt securities, asset-backed and United States government agency securities, banknotes and commercial paper, typically with maturity dates of less than two years. The Company designates its marketable securities as available-for-sale securities. The Company classifies all such securities as current assets since the Company has the ability to use such securities to satisfy current liabilities. Marketable securities are carried at their fair value with unrealized gains and losses included in Accumulated Other Comprehensive (Loss) Income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported as realized gains or losses on investments. In determining realized gains or losses on the sale of marketable securities, the cost of securities sold is based on the specific identification method.

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

  Impairment of Long-Lived Assets

        The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of June 30, 2004, the Company determined that no impairment of long-lived assets exists.

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

	June 30,
	2004	2003	2002
Options, warrants and other securities convertible into Common Stock	5,595,442	5,427,291	10,750,039
Common Stock equivalents	1,733,443	900,276	7,876,646

        ImmunoGen Common Stock equivalents have not been included in the net loss per share calculation because their effect is antidilutive due to the Company's net loss position.

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

        Had compensation costs for the Company's stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company's

basic and diluted net loss per common share for the years ended June 30, 2004, 2003, and 2002 would have been adjusted to the pro forma amounts indicated below:

	Year Ended June 30,
	2004	2003	2002
Net loss, as reported	$(5,916,741)	$(19,982,308)	$(14,629,839)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	13,426	739	—
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(4,530,540)	(6,519,817)	(6,032,968)

Pro forma net loss	$(10,433,855)	$(26,501,386)	$(20,662,807)

Basic and diluted net loss per common share, as reported	$(0.15)	$(0.48)	$(0.37)

Basic and diluted net loss per common share, pro forma	$(0.26)	$(0.63)	$(0.52)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2004	2003	2002
Dividend yield	None	None	None
Volatility	94.26%	97.64%	100.56%
Risk-free interest rate	3.71%	2.46%	4.33%
Expected life (years)	5.5	5.5	5.5

        Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $4.94, $2.94, and $4.69 per share, respectively.

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

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with SFAS 130, "Reporting Comprehensive Income." Comprehensive income (loss) is comprised of the Company's net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2004, the Company operated in one reportable business segment under the management approach of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the business of discovery of monoclonal antibody-based cancer therapeutics.

        Revenues from Aventis accounted for approximately 61% of revenues for the year ended June 30, 2004. Revenues from Millennium accounted for approximately 16%, 39%, and 17% of revenues for the years ended June 30, 2004, 2003, and 2002, respectively. Revenues from Boehringer Ingelheim accounted for approximately 28% and 14% of revenues for the years ended June 30, 2003 and 2002, respectively. Revenues from Vernalis accounted for approximately 10% and 15% of revenues for the years ended June 30, 2003 and 2002, respectively. Genentech and GlaxoSmithKline accounted for 21% and 23%, respectively, of revenues for the year ended June 30, 2002. There were no other significant customers in fiscal 2004, 2003 and 2002.

C. Agreements

Out-Licenses

  Aventis Pharmaceuticals, Inc.

        In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen's pipeline: a TAP compound for acute myeloid leukemia, anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program. Aventis has the option, with 12 months' advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods. If Aventis requests an extension of the research program for one or both periods, the Company and Aventis will negotiate the research funding level for each such extension period at the time such extension is requested. If Aventis and ImmunoGen were to agree to extend the agreement for each of the two 12-month periods and the research funding continued at the same level as in the final year of the original term of the agreement, ImmunoGen would receive an additional $36.4 million of research funding. Aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over ImmunoGen's estimated period of substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that Aventis may exercise. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

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

        The terms of the Company's collaboration agreement with Aventis place certain restrictions upon ImmunoGen. Subject to the Company's obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with Aventis, (i) ImmunoGen may only enter into a specified number of additional single target TAP and/or antibody humanization collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with Aventis, utilizing the Company's TAP technology to bind any taxane effector molecule to any antibody. Additionally, the terms of the collaboration agreement allow Aventis to elect to terminate ImmunoGen's participation in the research program and/or the Company's co-promotion rights upon a change of control of ImmunoGen.

  Boehringer Ingelheim International GmbH

        In November 2001, the Company entered into a collaboration agreement with Boehringer Ingelheim to develop a new product combining our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, the Company received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments on future product sales, if and when they commence. The Company has deferred the upfront fee and it is being recognized over the period of the Company's substantial involvement, which is estimated to be six years. In October 2002, Boehringer Ingelheim confirmed to ImmunoGen that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody had commenced on or about September 24, 2002. The achievement of this milestone triggered a payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. The milestone payment is included in license fee and milestone revenue for the fiscal year ended June 30, 2003. Boehringer Ingelheim is responsible for the product development, manufacturing and marketing of any products resulting from the collaboration.

  Millennium Pharmaceuticals, Inc.

        In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the Company's TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received a non-refundable upfront fee of $2.0 million in the third quarter of 2001. The upfront fee has been deferred and is being recognized over the period during which Millennium may elect to acquire a license to utilize the Company's TAP technology with one of Millennium's antibodies. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to the Company's maytansinoid technology for use with Millennium's antibody MLN591. MLN591 is directed towards the extracellular domain of prostate-specific membrane antigen. ImmunoGen received a non-refundable license fee from Millennium when the license agreement was signed. The license fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, which the Company estimates to be six years. In November 2002, Millennium informed ImmunoGen that clinical trials of MLN2704, composed of ImmunoGen's DM1 effector molecule and Millennium's MLN591 antibody, had been initiated. The achievement of this milestone triggered a payment of $1.0 million from Millennium to ImmunoGen. The milestone payment is included in license fee and milestone payment revenue for the fiscal year ended June 30, 2003. The collaboration agreement also provides for certain other payments based on Millennium's achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, the Company will receive license and milestone payments of approximately $41.0 million per antigen target.

        Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

  Abgenix, Inc.

        In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company's maytansinoid technology for use with Abgenix's antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. The Company received a total of $5.0 million in technology access fee payments from Abgenix and is entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. At June 30, 2004, $3.5 million of the technology access fees remained as deferred revenue to be recognized over the period during which Abgenix may elect to acquire a license to utilize the Company's TAP technology with one of Abgenix's antibodies. On September 7, 2000, Abgenix purchased $15.0 million of the Company's Common Stock in accordance with the agreement. In June 2002, Abgenix was granted a nonexclusive option to acquire a license to another TAP product in exchange for a nominal option fee. The nonexclusive option fee was deferred and is being recognized over the option period. Abgenix may renew the nonexclusive option for an additional period in exchange for an extension fee. ImmunoGen's agreement with Abgenix will terminate upon expiration of a specified time period during which the Company has given Abgenix access to its technology. Either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time. For each of the years ended June 30, 2004, 2003 and 2002, the Company recognized as collaboration revenue $400,000 of the technology access fees.

  Vernalis plc

        In August 2003, British Biotech completed its acquisition of Vernalis. In connection with the acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, the Company announced that ImmunoGen would take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen. Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which relinquished its right to the product, will, at its own expense, complete the Phase I study. As of July 1, 2004, ImmunoGen will be responsible for completion of the U.S. Phase I/II study and further development of huN901-DM1. In connection with the termination of Vernalis' shared product license, ImmunoGen recorded as revenue in the year ended June 30, 2004 the $1.5 million upfront fee it received when the original agreement was signed and deferred for accounting purposes. In addition, ImmunoGen recorded $250,000 pursuant to its termination agreement with Vernalis.

  Genentech, Inc.

        In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target a certain cell surface receptor. Under the terms of the agreement, Genentech receives exclusive worldwide rights to commercialize TAP compounds for cancers expressing the HER2 antigen. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment for execution of the agreement. The upfront fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development, currently estimated to be seven years. In addition to royalties on net sales, when and if such sales commence, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $39.5 million of upfront and milestone payments.

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

  GlaxoSmithKline plc

        In February 1999, the Company entered into an exclusive agreement with SmithKline Beecham plc, London, England and SmithKline Beecham, Philadelphia, Pennsylvania, now wholly-owned subsidiaries of GlaxoSmithKline plc, to develop and commercialize the Company's TAP product, cantuzumab mertansine, for the treatment of colorectal, pancreatic, gastric and certain non-small-cell lung cancers. In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to ImmunoGen that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the product license. In February 2003, the Company regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. The license agreement provided that, at the Company's option, and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of its Common Stock. Between the signing of the agreement and June 30, 2004, GlaxoSmithKline had purchased, pursuant to ImmunoGen's put option, $2.5 million of the Company's Common Stock.

        Through June 30, 2003, the Company had received an upfront fee of $1.0 million and four milestones totaling $10.5 million under the GlaxoSmithKline agreement. In the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the portion of the upfront payment GlaxoSmithKline paid to ImmunoGen that remained in deferred revenue at the termination date. Included in collaboration revenue in the statement of operations for the year ended June 30, 2003 and 2002 is $431,000 and $167,000, respectively, of the previously received upfront payment that was recognized as revenue.

        In February 2003, GlaxoSmithKline and ImmunoGen finalized all outstanding financial matters under their various collaboration agreements. Included in other income for the year ended June 30, 2003 is $1.4 million, which represents the net gain on the final financial settlement of the GlaxoSmithKline collaboration.

Other Licenses

  BioInvent International AB

        In June 2001, the Company and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and manufacture one of the Company's monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $265,000 and $517,000 upon the signing of the letter of intent and the signing of the agreement, respectively. The Company also made payments of $995,000 during the year ended June 30, 2002, based upon other milestones included in the contract. The Company paid BioInvent $1.9 million during the year ended June 30, 2003. As of June 30, 2004, the Company had received all material under the monoclonal antibody supply agreement.

        In December 2002, the Company and BioInvent International AB entered into an additional supply agreement to produce a second monoclonal antibody. The monoclonal antibody that is the subject of the second agreement is a component of one of the products that the Company licensed to Aventis. The Company prepaid $433,000 upon the signing of the agreement. The Company made payments and recorded as research and development expense $818,000, $98,000 and $433,000 during the years ended June 30, 2004, 2003 and 2002, respectively, based upon other milestones included in the supply agreement. As of June 30, 2004, the Company has received delivery of a portion of material under this monoclonal antibody supply agreement. Aventis has agreed to reimburse ImmunoGen $1.3 million, the total cost of the antibody. The Company recorded the reimbursement as Other Income during the year ended June 30, 2004.

  MorphoSys AG

        In September 2000, the Company entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has identified fully human antibodies against a specific cell surface marker that the Company previously identified through its apoptosis research. This cell marker is associated with a number of forms of cancer. The Company is currently evaluating one of the antibodies produced under this collaboration. The Company will pay development-related milestone payments and royalties on net sales of resulting products, if any, if and when such sales commence. The Company reimbursed MorphoSys for its research and development efforts related to identifying these antibodies. During the year ended June 30, 2002, the Company reimbursed MorphoSys approximately $500,000 for these costs and recorded such costs as research and development expense. The Company's commitment to reimburse certain of Morphosys' research and development efforts concluded during the year ended June 30, 2002. ImmunoGen can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

        In June 2001, the Company entered into a second collaboration agreement with MorphoSys. Under this second agreement, the Company licensed MorphoSys' HuCAL® technology for the generation of research antibodies. During the fiscal years ended June 30, 2002, 2003, and 2004, the Company recorded an annual license fee of $250,000 paid to MorphoSys as research and development expense. The Company believes that access to the HuCAL® technology will facilitate and accelerate its internal research efforts. Under this second agreement, the Company will pay MorphoSys technology access, license and annual subscription fees during the four-year term that ends June 2005. The Company can terminate this agreement unilaterally at any time and either party can terminate the agreement for any material breach by the other party that remains uncured for a certain period of time.

  Laureate Pharma, L.P.

        In April 2004, ImmunoGen and Laureate Pharma, L.P. (Laureate) entered into a monoclonal antibody supply agreement. Under the terms of the agreement, Laureate will perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, adjustable under certain circumstances defined in the agreement.

D. Marketable Securities

        As of June 30, 2004, $6.8 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$6,768,055	$—	$—	$6,768,055
Commercial paper	71,223	50	—	71,273
Government treasury notes
Due in one year or less	36,610,939	461	(14,089)	36,597,311
Federal agencies
Due in one year or less	13,863,458	120	(8,897)	13,854,681
Asset-backed securities
Due in one year or less	24,462,169	24,583	(74,632)	24,412,120
Due in one to three years	3,158,364	1,589	(26,342)	3,133,611
Corporate notes
Due in one year or less	8,843,461	6,215	(17,004)	8,832,672
Due in one to three years	933,654	6,183	—	939,837

Total	94,711,323	39,201	(140,964)	94,609,560
Less amounts classified as cash and cash equivalents	6,768,055	—	—	6,768,055

Total marketable securities	$87,943,268	$39,201	$(140,964)	$87,841,505

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

        In 2004, gross realized losses totaled $64,000 and gross realized gains totaled $6,000. In 2003, gross realized gains totaled $596,000 and gross realized losses totaled $56,000. In 2002, gross realized gains totaled $971,000 and gross realized losses totaled $26,000.

        The aggregate fair value of investments with unrealized losses was approximately $53.1 million and $13.3 million as of June 30, 2004 and 2003, respectively. All such investments have been or were in an unrealized loss position for less than a year.

E. Property and Equipment

        Property and equipment consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Machinery and equipment	$6,445,182	$4,783,569
Computer hardware and software	1,164,865	1,083,958
Assets under construction	3,949,095	5,905,616
Furniture and fixtures	212,371	139,257
Leasehold improvements	11,818,138	9,721,269

	23,589,651	21,633,669
Less accumulated depreciation	(13,880,024)	(12,587,822)

Property and equipment, net	$9,709,627	$9,045,847

        Depreciation expense was approximately $1.3 million, $1.1 million, and $985,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

F. Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2004	2003	2002
Loss before income tax expense	$(5,871)	$(19,947)	$(14,502)

Expected tax benefit at 34%	$(1,996)	$(6,782)	$(4,931)
State tax benefit net of federal benefit	(368)	(1,125)	(815)
Unbenefitted losses	2,403	7,938	5,869
Other	6	4	5

Income tax provision	$45	$35	$128

        At June 30, 2004, the Company has net operating loss carryforwards of approximately $165.0 million available to reduce federal taxable income that expire in 2003 through 2025 and $55.8 million available to reduce state taxable income that expire in 2005 through 2009. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $9.7 million available to offset federal and state income taxes, which expire beginning in 2005. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2004 and 2003 are as follows (in thousands):

	June 30,
	2004	2003
Net operating loss carryforwards	$59,602	$61,728
Research and development tax credit carryforwards	8,398	8,174
Capitalized research costs	826	1,108
Property and other intangible assets	2,446	2,418
Deferred revenue	7,255	4,496
Other liabilities	601	424

Total deferred tax assets	79,128	78,348
Valuation allowance	(79,128)	(78,348)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $780,000 during 2004 due primarily to an increase in the temporary difference related to deferred revenue offset by write-offs of expiring federal and state net operating loss carryforwards and research and development credits.

G. Capital Stock

  Common and Preferred Stock

        In July 1997, the Company's then majority-owned subsidiary, ATI, entered into a collaboration with BioChem Pharma, Inc. (BioChem Pharma). As part of the agreement, BioChem Pharma received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount invested in ATI by BioChem Pharma during the three-year research term. These warrants were exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen common stock determined by dividing $11.1 million by the average closing price per share of the ImmunoGen common stock, as reported by Nasdaq, for the five days preceding the exercise of the warrant, subject to certain limitations. On July 29, 2002, Shire Biochem, Inc. (Shire), as successor in interest to BioChem Pharma, delivered to the Company a notice of exercise of warrants and Shire delivered 11,125 shares of ATI in lieu of cash to exercise the warrants. The Company issued to Shire 4,096,098 shares of restricted common stock of the Company. Upon the request of Shire and pursuant to the Registration Rights Agreement dated July 31, 1997 between the two parties, on September 26, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale by Shire of the shares of common stock issued upon the exercise of the warrants.

        In March 2002, the Company issued 189,498 restricted shares of the Company's common stock to settle an existing claim.

        On May 12, 2004, the Board of Directors of ImmunoGen terminated, effective immediately, the share repurchase program that it originally authorized in August 2002. Between August 2002 and June 2004, the Board of Directors of the Company had authorized the repurchase of up to 4.1 million shares of the Company's common stock. The repurchases were to be made at the discretion of management and as market conditions warranted. Through May 12, 2004, the Company had repurchased 3,675,062 shares of its common stock at a total cost of $11.1 million.

  Warrants

        In connection with ImmunoGen's November 2000 public offering of stock, the Company issued an existing holder of ImmunoGen warrants an additional warrant, expiring in November 2005, to acquire 340,000 shares of common stock at an exercise price of $38.00 per share. The warrant remains outstanding as of June 30, 2004.

  Common Stock Reserved

        At June 30, 2004, the Company has reserved 6,272,905 shares of authorized common stock for the future issuance of shares under the Company's Restated Stock Option Plan, 2001 Non-Employee Director Stock Plan and for all outstanding warrants.

  Stock Options

        Under the Company's Restated Stock Option Plan, or the Plan, employees, consultants and directors may be granted up to 7.35 million options to purchase shares of common stock of the Company. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. In addition to options granted under the Plan, the Board previously approved the granting of other non-qualified options.

        Information related to stock option activity under the Plan and outside of the Plan during fiscal years 2002, 2003 and 2004 is as follows:

	Options Issued Under the Plan		Non-qualified Options Issued Outside of the Plan
	Shares	Average Price per Share	Shares	Average Price per Share
Outstanding at June 30, 2001	3,858,381	$7.85	22,500	$13.38

Granted	713,700	5.95	—	—
Exercised	(137,836)	2.88	(12,500)	14.49
Forfeited	(44,246)	17.89	—	—
Expired	(39,800)	14.75	—	—

Outstanding at June 30, 2002	4,350,199	7.53	10,000	12.00

Granted	874,682	3.85	—	—
Exercised	(2,375)	1.76	—	—
Forfeited	(34,415)	10.16	—	—
Expired	(100,800)	11.29	(10,000)	12.00

Outstanding at June 30, 2003	5,087,291	$6.89	—	$—

Granted	682,953	6.53	—	—
Exercised	(194,392)	3.08	—	—
Forfeited	(256,010)	9.91	—	—
Expired	(64,400)	6.63	—	—

Outstanding at June 30, 2004	5,255,442	$6.84	—	$—

        The following table summarizes aggregate information about total stock options outstanding under the Plan and outside the Plan at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.84 - 1.94	1,093,852	3.07	$1.16	1,093,852	$1.16
2.03 - 3.91	1,239,316	5.74	2.97	873,286	2.65
3.95 - 6.27	1,240,754	8.94	4.90	477,986	3.96
6.40 - 20.75	1,643,020	6.63	14.52	1,413,862	15.34
23.94 - 39.13	38,500	6.44	27.23	28,875	27.23

	5,255,442			3,887,861

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2004, 2003 and 2002:

	Outstanding	Average Price Per Share	Exercisable	Average Price Per Share
June 30, 2004	5,255,442	$6.84	3,887,861	$7.19
June 30, 2003	5,087,291	6.89	3,483,000	6.30
June 30, 2002	4,360,199	7.54	2,800,223	5.04

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

        Pursuant to the Director Plan, during the year ended June 30, 2004, the Company recorded $66,000 in compensation expense related to the issuance of 13,007 stock units and 5,214 shares of common stock for directors' services rendered during the fiscal year then ended. During the year ended June 30, 2003, the Company recorded $48,000 in compensation expense related to the issuance of 7,768 stock units and 7,762 shares of common stock under the Director Plan. The value of the stock units is adjusted to market value at each period date. As of June 30, 2004, 33,892 shares of common stock are reserved for issuance under the Director Plan.

  2004 Non-Employee Director Compensation and Deferred Share Unit Plan

        In June 2004, the Board of Directors approved the establishment of the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan. The 2004 Director Plan provides for the granting of annual retainer and meeting awards to Non-Employee Directors. At the discretion of each director, he or she may elect to receive all or a portion of his or her annual meeting award in the form of cash or deferred share units. All annual retainer awards are granted in the form of the deferred share units that vest as to one-twelfth monthly. The number of deferred share units to be issued as an annual award is determined by the market value of the Company's common stock on the last date of the Company's fiscal year prior to the fiscal year for which services are rendered. The deferred share units are to be paid out in cash to each non-employee director based upon the market value of the Company's common stock on the date of such director's retirement from the Board of Directors of the Company. The 2004 Director Plan is administered by the Board of Directors.

H. Commitments and Contingencies

  Leases

        At June 30, 2004, the Company leases facilities in Norwood and Cambridge, Massachusetts under agreements through 2011. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense was approximately $3.0 million, $1.7 million, and $737,000 during fiscal years 2004, 2003 and 2002, respectively.

        The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements are as follows:

2005	$3,116,044
2006	3,116,044
2007	3,146,044
2008	2,681,935
2009	698,700
Thereafter	931,600

Total minimum lease payments	$13,690,367

  Litigation

        The Company is not party to any material litigation.

  Industrial Research Limited

        In fiscal 2002, we entered into several agreements with Industrial Research Limited (IRL) to perform ansamitocin P3 fermentation. Ansamitocin P3 is the precursor to our small molecule effector drug, DM1 and other maytansinoid cytotoxic agents. Currently, IRL is the only vendor with whom we have a contract to manufacture and supply us with this material.

I. Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 60% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee's contribution, up to a maximum amount equal to 1% of the employee's gross salary. In fiscal 2004, 2003 and 2002, the Company's contributions to the 401(k) Plan amounted to approximately $100,000, $87,000 and $60,000 respectively.

J. Quarterly Financial Information (Unaudited)

	Fiscal Year 2004
	First Quarter Ended September 30, 2003	Second Quarter Ended December 31, 2003	Third Quarter Ended March 31, 2004	Fourth Quarter Ended June 30, 2004
Revenues:
Research and development support	$1,207,681	$3,886,386	$4,059,524	$4,409,258
License fees and milestone payments	646,326	1,050,507	2,550,504	1,300,504
Clinical materials reimbursement	1,948,700	226,827	936,405	3,459,519
Development fees	87,476	—	43,179	142,934

Total revenues	3,890,183	5,163,720	7,589,612	9,312,215
Expenses:
Cost of clinical materials reimbursed	1,758,809	226,826	729,050	2,944,107
Research and development	4,771,367	5,194,770	6,169,830	6,088,185
General and administrative	1,834,223	1,412,206	1,768,550	1,616,033

Total expenses	8,364,399	6,833,802	8,667,430	10,648,325

Loss from operations	(4,474,216)	(1,670,082)	(1,077,818)	(1,336,110)
Interest income, net	379,372	353,305	321,739	309,361
Realized losses on investments	(21,873)	(35,542)	(525)
Other income	593	30,000	890	1,349,652

(Loss) income before income tax expense	(4,116,124)	(1,322,319)	(755,714)	322,903
Income tax expense	10,290	10,290	4,207	20,700

Net (loss) income	$(4,126,414)	$(1,332,609)	$(759,921)	$302,203

Basic net (loss) income per common share	$(0.10)	$(0.03)	$(0.02)	$0.01

Diluted net (loss) income per common share	$(0.10)	$(0.03)	$(0.02)	$0.01

	Fiscal Year 2003
	First Quarter Ended September 30, 2002	Second Quarter Ended December 31, 2002	Third Quarter Ended March 31, 2003	Fourth Quarter Ended June 30, 2003
Revenues:
License fees and milestone payments	$1,479,671	$1,479,685	$785,706	$437,976
Clinical materials reimbursement	826,269	947,896	492,458	903,157
Development fees	40,370	48,578	178,306	8,204

Total revenues	2,346,310	2,476,159	1,456,470	1,349,337
Expenses:
Cost of clinical materials reimbursed	752,396	843,168	439,872	798,949
Research and development	4,109,351	6,566,748	6,295,903	6,456,852
General and administrative	1,742,374	1,296,974	1,502,253	1,415,868

Total expenses	6,604,121	8,706,890	8,238,028	8,671,669

Loss from operations	(4,257,811)	(6,230,731)	(6,781,558)	(7,322,332)
Interest income, net	892,407	740,814	592,466	456,759
Realized gain on investments	153,450	217,569	162,846	6,066
Other income	12,692	—	1,409,665	515

Loss before income tax expense	(3,199,262)	(5,272,348)	(4,616,581)	(6,858,992)
Income tax expense	22,275	12,850	—	—

Net loss	$(3,221,537)	$(5,285,198)	$(4,616,581)	$(6,858,992)

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.11)	$(0.17)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within this entity, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

        The section entitled "Election of Directors" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 10, 2004, is hereby incorporated by reference.

Executive Officers

        The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

Name	Age	Positions with the Company
Mitchel Sayare, Ph.D.	56	Chairman of the Board of Directors, Chief Executive Officer and President
Walter A. Blättler, Ph.D.	55	Executive Vice President, Science and Technology
John M. Lambert, Ph.D	53	Senior Vice President, Pharmaceutical Development
Pauline Jen Ryan	37	Senior Vice President, Business Development
Virginia A. Lavery	40	Vice President, Finance and Treasurer

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

        Walter A. Blättler, Ph.D., elected a Director in September 1995, served as Vice President, Research and Development from 1987 to October 1994 and as Senior Vice President, Research and

Development from October 1994 to October 1996. Since October 1996, Dr. Blättler has served as Executive Vice President, Science and Technology. Dr. Blättler joined the Company in October 1987. From 1981 to 1987, Dr. Blättler was chief scientist for the ImmunoGen-supported research program at Dana-Farber Cancer Institute. Dr. Blättler received his Ph.D. from the Swiss Federal Institute of Technology in Zurich in 1978.

        John M. Lambert, Ph.D., Senior Vice President, Pharmaceutical Development, since 2000, joined the Company in 1987. Dr. Lambert served as the Company's Senior Director of Research from October 1994 to November 1996 and Vice President, Research and Development from 1996 to 2000. Prior to joining ImmunoGen, Dr. Lambert was Assistant Professor of Pathology at the Dana-Farber Cancer Institute, where he worked on the research program supported by ImmunoGen. Dr. Lambert received his Ph.D. in Biochemistry from Cambridge University in England.

        Pauline Jen Ryan, Senior Vice President, Business Development since 2004, was previously Vice President, Business Development from 2000 to 2004 and Senior Director, Business Development from 1999 to 2000, and had rejoined the Company in May of 1999. From 1998 to 1999, Ms. Ryan was a Vice President of Capital Management Consulting, Inc., a biomedical consulting firm. From 1994 to 1997, she was Director of Business Development of Organogenesis, Inc., a biotechnology company. Ms. Ryan holds a Masters of Business Administration from Northwestern University's Kellogg School of Management.

        Virginia A. Lavery, Vice President, Finance and Treasurer since 2002 and Sr. Corporate Controller and Treasurer from 2000 to 2002, joined the Company in December 2000. During 2000, Ms. Lavery was self-employed as a financial consultant. From August 1999 to February 2000, Ms. Lavery was interim Chief Financial Officer of Dynamics Research Corporation, a publicly-traded government contractor, after having served as Corporate Controller since July 1998. From 1989 to 1998, Ms. Lavery was a Certified Public Accountant with Arthur Andersen, LLP. Ms. Lavery holds a Masters of Science in Public Accounting/Masters of Business Administration from Northeastern University's Graduate School of Professional Accounting.

        The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

        Information required by this Item with respect to our code of corporate conduct and code of ethics can be found in Item 1 of this report under the heading "The Company."

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation" and "Employment Contracts, Termination of Employment and Change in Control Agreements" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders are hereby incorporated by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

        Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards at June 30, 2004.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,255,442	$6.84	676,053
Equity compensation plans not approved by security holders	—	—	—
Total	5,255,442	$6.84	676,053

(1)
These plans consist of the Restated Stock Option Plan and the 2001 Non-Employee Director Stock Plan.

Item 13.    Certain Relationships and Related Transactions

        The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The section entitled "Registered Public Accounting Firm" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

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

          (2)   The following schedule is filed as part of this Form 10-K:

          Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2004, 2003 and 2002.

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
(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994(8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)

(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.16)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.20)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.28)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.43)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.46)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.47)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.48)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(14)
(10.49)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(15)
(10.50)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.51)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.52)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(17)
(10.53)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(17)
(10.54)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(18)
(10.55)	x	2001 Non-Employee Director Stock Plan(19)
(10.56)		Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004.*(21)
(10.57)		Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*
(10.58)	x	2004 Non-Employee Director Compensation and Deferred Share Unit Plan
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
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

(3)
Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the year ended June 30, 1998.

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

(19)
Previously filed as exhibit to, and incorporated herein by reference from, the Registrant's Registration Statements on Form S-8, File No. 333-75374.

(20)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's Registration Statements on Form S-8, File No. 333-75372.

(21)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

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
Dated: August 20, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE Mitchel Sayare	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive)	August 20, 2004
/s/ WALTER A. BLÄTTLER Walter A. Blättler	Executive Vice President, Science and Technology, and Director	August 20, 2004
/s/ VIRGINIA A. LAVERY Virginia A. Lavery	Vice President, Finance and Treasurer (principal accounting executive)	August 20, 2004
/s/ DAVID W. CARTER David W. Carter	Director	August 20, 2004
/s/ STUART F. FEINER Stuart F. Feiner	Director	August 20, 2004
/s/ MARK SKALETSKY Mark Skaletsky	Director	August 20, 2004
/s/ JOSEPH VILLAFRANCA Joseph Villafranca	Director	August 20, 2004

INDEX TO EXHIBITS

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(18)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)		Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)
(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(4)
(10.3)	x	Restated Stock Option Plan(20)
(10.4)	x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)		Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)
(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994 (8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.16)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.20)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.28)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.43)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.46)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.47)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.48)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(14)
(10.49)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(15)
(10.50)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(16)

(10.51)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.52)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(17)
(10.53)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(17)
(10.54)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(18)
(10.55)	x	2001 Non-Employee Director Stock Plan(19)
(10.56)		Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004*(21)
(10.57)		Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*
(10.58)	x	2004 Non-Employee Director Compensation and Deferred Share Unit Plan, filed herewith.
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
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

(21)
Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(x)
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

(*)
The Registrant has filed a confidential treatment request with the Commission with respect to this document.

IMMUNOGEN, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A — DESCRIPTION	COLUMN B	COLUMN C — ADDITIONS		COLUMN D	COLUMN E
Inventory Reserves	Balance At Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Inventory Write Off	Balance at End of Period
Year End June 30, 2004	$1,197,088	776,691	—	(290,020)	$1,683,759
Year End June 30, 2003	$260,938	1,056,607	—	(120,457)	$1,197,088
Year End June 30, 2002	$—	1,986,239	—	(1,725,301)	$260,938
Prepaid and Other Current Asset Reserves
Year End June 30, 2004	$—	—	—	—	$—
Year End June 30, 2003	$492,361	—	—	(492,361)	$—
Year End June 30, 2002	$—	492,361	—	—	$492,361

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
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
IMMUNOGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
IMMUNOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Securities Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS