Form 10-Q
period 2004-09-30
IMMUNOGEN INC
filed 2004-11-09
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of common stock, par value $.01 per share – 40,790,355 shares outstanding as of November 4, 2004

IMMUNOGEN, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements:

a.	Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004
b.	Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003
c.	Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003
d.	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004

(UNAUDITED)

	September 30, 2004	June 30, 2004

ASSETS
Cash and cash equivalents	$6,941,972	$6,768,055
Marketable securities	88,078,357	87,841,505
Accounts receivable	2,613,580	4,865,522
Unbilled revenue	4,666,436	5,649,877
Inventory, net	5,266,377	6,638,066
Prepaid and other current assets	636,510	824,012
Total current assets	108,203,232	112,587,037

Property and equipment, net	9,733,916	9,709,627
Other assets	312,946	333,700
Total assets	$118,250,094	$122,630,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,598,984	$2,145,805
Accrued compensation	1,308,141	572,051
Other current accrued liabilities	1,614,264	1,364,203
Current portion of deferred revenue	5,859,802	7,203,225
Total current liabilities	10,381,191	11,285,284

Deferred revenue	12,930,531	13,943,535
Other long term liabilities	292,836	264,664
Total liabilities	23,604,558	25,493,483

Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 44,464,851 shares and 44,462,221 shares as of September 30, 2004 and June 30, 2004, respectively	444,649	444,622
Additional paid-in capital	317,708,580	317,704,432
Deferred compensation	(87,276)	(63,498)
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(212,246,001)	(209,775,495)
Accumulated other comprehensive income (loss)	(102,999)	(101,763)
Total stockholders’ equity	94,645,536	97,136,881
Total liabilities and stockholders’ equity	$118,250,094	$122,630,364

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003

Revenues:
Research and development support	$4,089,008	$1,207,681
Clinical materials reimbursement	2,865,583	1,948,700
License fees and milestone payments	1,542,172	646,326
Development fees	509,763	87,476

Total revenues	9,006,526	3,890,183

Expenses:
Cost of clinical materials reimbursed	2,493,937	1,758,809
Research and development	7,855,096	4,771,367
General and administrative	1,493,002	1,834,223

Total expenses	11,842,035	8,364,399

Loss from operations	(2,835,509)	(4,474,216)

Interest income, net	363,947	379,372
Net realized losses on investments	(3,106)	(21,873)
Other income	7,034	593

Loss before income tax expense	(2,467,634)	(4,116,124)

Income tax expense	2,872	10,290

Net loss	$(2,470,506)	$(4,126,414)

Basic and diluted net loss per common share	$(0.06)	$(0.10)

Basic and diluted weighted average common shares outstanding	40,789,332	40,589,012

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three months ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(2,470,506)	$(4,126,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	440,721	229,287
Loss on sale of marketable securities	3,106	21,873
Compensation for stock options, stock and stock units	2,925	21,463
Deferred Rent	1,202	1,202
Changes in operating assets and liabilities:
Accounts receivable	2,251,942	(121,222)
Unbilled revenue	983,441	(1,781,925)
Inventory	1,371,689	28,657
Prepaid and other current assets	189,701	395,012
Accounts payable	(546,821)	1,133,510
Accrued compensation	736,090	532,745
Other current accrued liabilities	250,061	(667,003)
Deferred revenue	(2,356,427)	10,818,141
Net cash provided by operating activities	857,124	6,485,326

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	215,146,639	91,428,415
Purchases of marketable securities	(215,387,833)	(102,264,782)
Capital expenditures	(465,010)	(333,097)
Other Assets	18,555	—
Net cash used in investing activities	(687,649)	(11,169,464)

Cash flows from financing activities:
Proceeds from stock options exercised	4,442	2,025
Net cash provided by financing activities	4,442	2,025

Net change in cash and cash equivalents	173,917	(4,682,113)

Cash and cash equivalents, beginning balance	6,768,055	10,132,389

Cash and cash equivalents, ending balance	$6,941,972	$5,450,276

Supplemental disclosure:
Cash paid for income taxes	$18,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2004 and June 30, 2004 and for three months ended September 30, 2004 and 2003 include the accounts of ImmunoGen, Inc. (the Company) and its wholly-owned subsidiary, ImmunoGen Securities Corp. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

At September 30, 2004, the Company has the following three types of collaborative contracts with the counterparties identified below:

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

Aventis, part of the sanofi-aventis Group

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

The Company’s discovery, development and commercialization agreement with Aventis provides for an upfront payment of $12.0 million that Aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and will record it ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that Aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed research funding over a three-year period. The committed funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at September 30, 2004 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with Aventis; (ii) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced; and (iii) costs the Company has incurred in completing process development work on behalf of its collaborators but has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2004 and June 30, 2004 is summarized below:

	September 30, 2004	June 30, 2004

Raw materials, net	$1,530,624	$2,801,431
Work in process	2,148,610	3,702,515
Finished goods, net	1,587,143	134,120

Total	$5,266,377	$6,638,066

Inventory cost is stated net of a valuation allowance of $2.6 million and $1.6 million as of September 30, 2004 and June 30, 2004, respectively.  The valuation allowance represents the cost of DM1 and DM4 (collectively DMx) that the Company considers to be excess based on current collaborator firm fixed orders and projections.

DM1 and DM4, the Company’s two most advanced small molecule effector agents, are the cytotoxic agents used in TAP product candidates in preclinical and clinical testing, and are the subject of its collaborations. One of the primary components required to manufacture both DM1 and DM4 is their precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 may then be converted to DM1 or DM4.

In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DMx and ansamitocin P3.  Under the terms of these agreements, these two vendors, together with the Company, would improve the fermentation and conversion processes used to generate ansamitocin P3 and DMx, respectively.  Pursuant to these agreements, the two outside vendors will also manufacture, under current Good Manufacturing Processes, large-scale batches of ansamitocin P3 and DMx to be used in the manufacture of both the Company’s and its collaborators’ products.  Once manufactured, the ansamitocin P3 is delivered from one vendor to the other vendor for conversion to DMx. The current agreements with these vendors expire at various dates through fiscal 2006.

The actual amount of ansamitocin P3 and DMx that will be produced is highly uncertain.  The Company currently anticipates that a significant amount of ansamitocin P3 and DMx will be manufactured for the Company for the foreseeable future at these or other manufacturers .  If the Company’s and the manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DMx produced could be higher than expected and more than is required to support the development of the Company’s and its collaborators’ products.  The Company anticipates that its investment in ansamitocin P3 and DMx will be significant.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes.  Under the terms of supply agreements with three of its collaborators, the Company generally receives rolling six-month firm fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period.  The Company’s other collaborative agreements do not require that the collaborators provide advance firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements.  The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial.  As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ projections.  To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)              That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed as incurred;

b)             To the extent that the Company has firm fixed orders or collaborator projections for no more than 12 months, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

c)              The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators’ firm fixed orders to be excess.   The Company establishes a reserve to record any such excess ansamitocin P3 or DMx inventory at its net realizable value; and

d)             The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

At September 30, 2004, the Company’s supply of DMx and ansamitocin P3 (including $3.2 million of DMx on-hand and $1.2 million of ansamitocin P3 held at its third party manufacturers) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections.  In the three-month period ended September 30, 2004, the Company recorded as research and development expense $980,000 of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company’s inventory policy and $166,000 to write down certain batches of ansamitocin P3 and DMx to its net realizable value. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory.  Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense, to record the DMx and/or ansamitocin P3 inventory at its estimated net realizable value.

Computation of Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. The total number of options, warrants and other securities convertible into ImmunoGen Common Stock and ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, are included in the following table:

	September 30,
	2004	2003
Options, warrants and other securities convertible into Common Stock	5,675,688	5,360,109

Common Stock equivalents	1,491,948	1,407,593

ImmunoGen Common Stock equivalents have not been included in the net loss per common share calculations for the three months ended September 30, 2004 and 2003 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three months ended September 30, 2004 and 2003, total comprehensive loss equaled $2.5 million and $4.2 million, respectively.  Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees.  Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded.  When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.  For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123).  SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period of services.

Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, as amended by SFAS No. 148  Accounting for Stock-Based Compensation — Transition and Disclosure, the Company’s basic and diluted net loss per common share for the three months ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,
	2004	2003

Net loss, as reported	$(2,470,506)	$(4,126,414)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	3,243	3,464
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(761,635)	(1,697,395)

Pro forma net loss	$(3,228,898)	(5,820,345)

Basic and diluted net loss per common share, as reported	$(0.06)	$(0.10)

Basic and diluted net loss per common share, pro forma	$(0.08)	$(0.14)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2004	2003
Dividend	None	None
Volatility.	94.79%	96.69%
Risk-free interest rate	3.63%	3.12%
Expected life (years)	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended September 30, 2004 and 2003 was $3.97 and $3.43, respectively.

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

Segment Information

During the three months ended September 30, 2004, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from Aventis accounted for approximately 60% and 36% of revenues for the three months ended September 30, 2004 and 2003, respectively. Revenues from Boehringer Ingelheim accounted for approximately 18% and 33% of revenues for the three months ended September 30, 2004 and 2003, respectively.  Revenues from Millennium accounted for 12% and 22% of revenues for the three months ended September 30, 2004 and 2003, respectively.  There were no other significant customers in the three months ended September 30, 2004 and 2003.

B.            Agreements

Aventis Pharmaceuticals, Inc.

In August 2004, Aventis completed its merger with Sanofi-Synthelabo and is now part of the sanofi-aventis Group.  The Company does not know the effect, if any, that this merger will have on its agreement with Aventis.  Additionally, in September 2004, Aventis confirmed that one of the product candidates had achieved a certain milestone. The achievement of this milestone, under the terms of the Aventis agreement, triggered a payment of $500,000 from Aventis to ImmunoGen.  This milestone is included in license fee and milestone payments for the three months ended September 30, 2004.

C.            Capital Stock

Under the Company’s 2001 Non-Employee Director Stock Plan, approved in November 2001, the Company recorded approximately $4,700 in compensation expense during the three months ended September 30, 2004 related to 6,380 stock units issued during the year ended June 30, 2004. Additionally, the Company recaptured approximately $17,900 of previously recorded compensation expense related to certain stock units issued in prior fiscal years.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, approved in June 2004, the Company recorded approximately $12,900 in compensation expense related to the issuance of 10,169 stock units for director services rendered during the three months ended September 30, 2004.

During the three months ended September 30, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 1,220 shares of common stock at prices ranging from $3.50 to $3.91 per share.  The total proceeds from these option exercises were approximately $4,400.

D.            Commitments and Contingencies

On September 15, 2004, the Company entered into an agreement to sublease 6,864 square feet of space at 64 Sidney Street, Cambridge, Massachusetts for general and administrative purposes.  Under the terms of the agreement, the annual rent is $152,000 and the Company is required to pay its allocable share of operating and tax expenses related to the premises.  The sublease expires on March 31, 2008.

Minimum rental commitments, including real estate taxes and other expenses, under all non-cancelable operating lease agreements are the following for the next five fiscal years ended June 30,

2005 (remaining nine months)	3,302,182
2006	3,348,228
2007	3,378,228
2008	2,852,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$14,511,011

E.             Subsequent Event

On October 1, 2004, the Company entered into a development and license agreement with Biogen Idec, Inc.  Under the terms of this agreement, Biogen Idec will receive exclusive rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Biogen Idec to an undisclosed tumor cell target and a maytansinoid cell-killing agent developed by ImmunoGen.  Biogen Idec will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license.  Under the terms of the agreement, the Company received a non-refundable upfront payment of $1 million upon execution of the agreement.  The Company will defer the upfront payment and will recognize this amount as revenue over the period of the Company’s substantial involvement, which is estimated to be six years.  In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones.  Assuming all benchmarks are met, ImmunoGen will receive approximately $42 million of milestone payments.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based anticancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of both proprietary product candidates and technologies.  Our lead, proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells.  Our targeted delivery technology increases the potency of these cancer-specific antibodies, which allow our drugs to kill cancer cells with the potential to cause only modest damage to healthy tissue.  The cytotoxic agents we currently use in our TAP compounds involved in preclinical and clinical testing are the maytansinoid DM1 and DM4 (collectively DMx), chemical derivatives of a naturally occurring substance called maytansine.  We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates.  Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales.  In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc.  Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration.  This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities.  Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program.  Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo and is now part of sanofi-aventis Group. We do not know what effect, if any, the merger will have on our agreement with Aventis.

Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Currently, our collaborative partners include Abgenix, Inc., Aventis, Biogen Idec, Boehringer Ingelheim International GmbH, Genentech, Inc., and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of September 30, 2004, we had approximately $95.0 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due to us under the Aventis agreement over the three-year research program, will enable us to meet our operational and capital expenditures for at least the next three to five fiscal years.

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

On October 1, 2004, we entered into a development and license agreement with Biogen Idec, Inc.  Under the terms of the agreement, we received a non-refundable upfront payment of $1 million upon execution of the agreement. We will defer the upfront payment and will recognize this amount to revenue over the period of our substantial involvement, which is estimated to be six years.  In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones.  Assuming all benchmarks are met, we will receive approximately $42 million of upfront milestone payments.

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

We recognize the $12 million upfront fee we received from Aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that Aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  During the three months ended September 30, 2004, we recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $166,000 to write down certain P3 and DMx batches to their net realizable value.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2004 and 2003

Revenues

Our total revenues for the three months ended September 30, 2004 were $9.0 million compared with $3.9 million for the three months ended September 30, 2003.  The $5.1 million increase in revenues in the quarter ended September 30, 2004 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with Aventis, in addition to higher revenues from license fees and milestone payments, higher clinical materials reimbursement, and higher development fees.

Research and development support revenue was $4.1 million and $1.2 million in the three months ended September 30, 2004 and 2003, respectively.  These amounts represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with Aventis in July 2003.  However, no resources were utilized under the agreement until September 2003.

Revenues from license fees and milestone payments for the three months ended September 30, 2004 increased to $1.5 million from $646,000 in the three month period ended September 30, 2003.  The $896,000 increase in license fees and milestone payments is attributable to the recognition of $600,000 during the three month period ended September 30, 2004 compared to $200,000 recognized during the same period in 2003 related to the amortization of the $12.0 million upfront fee received from Aventis.  We recognize this upfront payment over our estimated period of significant involvement of 5 years.  Also included in license fees and milestone payments for the quarter ended September 30, 2004, was $500,000 of milestone revenue earned under the Aventis collaboration agreement. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the three month periods ended September 30, 2004 and 2003 is included in the following table:

	Three months ended September 30,
	2004	2003
Collaborative Partner:
Aventis	$1,100,000	$200,000
Genentech	160,704	160,704
Abgenix	129,167	133,334
Millennium	110,634	110,621
Boehringer Ingelheim	41,667	41,667
Total	$1,542,172	$646,326

Deferred revenue of $18.8 million as of September 30, 2004 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $1.0 million to $2.9 million in the three months ended September 30, 2004, compared to $1.9 million in the three months ended September 30, 2003. During the three months ended September 30, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the three months ended September 30, 2004, we released material produced for Aventis for preclinical purposes. The cost of clinical materials reimbursed for the three months ended September 30, 2004 and 2003 was $2.5 million and $1.8 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $510,000 in the three months ended September 30, 2004 compared to $87,000 during the same period in 2003.  Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort.  As such, the amount of development fees may vary from quarter to quarter and annually.

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

•	Our activities pursuant to our discovery, development and commercialization agreement with Aventis;

•	Our contributions to the clinical development of huN901-DM1 and huC242-DM4;

•	Process improvements related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

•	Process improvements related to clinical and commercial production of the huC242-DM4 and its antibody;

•	Process improvements to our TAP technology;

•	Preclinical development of our own potential products;

•	Process improvement related to the production of DM1, DM4 and related maytansinoid effector molecules and strain development of its precursor, ansamitocin P3;

•	Operation, maintenance and expansion of our pilot scale manufacturing plant;

•	Identification and evaluation of potential antigen targets;

•	Evaluation of internally developed and in-licensed antibodies; and

•	Development and evaluation of additional cytotoxic agents.

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

On January 8, 2004, we announced that pursuant to the terms and conditions of the termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1.  As a result, we regained the rights to develop and commercialize huN901-DM1.  Vernalis agreed to complete the Study 002 Phase I study currently underway in the United Kingdom.  Effective July 1, 2004, we assumed responsibility for the weekly dosing Phase I/II clinical study, Study 001.  We expect to take steps to expedite the completion of Study 001.  Additionally, we currently plan to initiate a clinical trial of huN901-DM1 in the United States for a CD56-positive hematological malignancy, specifically multiple myeloma.  We currently expect to incur external expenses of approximately $800,000 related to clinical development of this product during the current fiscal year.  During the three months ended September 30, 2004, we have not incurred any significant incremental external costs related to this product candidate.

In January 2004, we announced that we plan to advance cantuzumab mertansine, or a modified version of the compound, into a clinical trial that we plan to manage.  In October 2004 we decided to move forward with a modified version of the compound now called huC242-DM4. We currently expect that the Phase I clinical trial will be initiated in the calendar year 2005.  We currently estimate that we will incur expenses of approximately $2.1 million during the current fiscal year related to clinical development of this product candidate.  During the three months ended September 30, 2004, we have incurred approximately $471,000 in external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after the clinical trial is completed.

We have licensed three of the most advanced product candidates in our preclinical pipeline to Aventis under the terms of our discovery, development, and commercialization collaboration.  These three product candidates are an anti CD33 TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. During the quarter, Aventis filed an Investigational New Drug Application (IND) for the anti CD33 TAP compound for acute myeloid leukemia.  We currently expect Aventis to initiate clinical testing of the anti CD33 TAP compound in the near future.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers, as well as some hematological malignancies.  At September 30, 2004, pursuant to our collaboration research program with Aventis, we continued to perform preclinical experiments to evaluate candidate antibodies, identified a lead antibody product candidate, and several alternate product candidates.  The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma.

The cost to develop new products to the IND stage can be significant.  Under the terms of our discovery, development and commercialization collaboration with Aventis, they licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibody or antibody targets that we believe will have utility in oncology.  Aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. Aventis may only include a certain number of antibody targets in the research program at any one time.  Aventis must therefore exclude any proposed antibody or antibody target in excess of this number.  Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the collaborative research program. Under the terms of the agreement, we may advance any TAP compound, antibody or antibody target that Aventis has elected not to either initially include or later advance in the research program.

At present, the potential product candidates, except for huN901-DM1 and huC242-DM4, in our pipeline that are not part of the Aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our research stage product candidates will generate revenues and cash flows.

We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, do not disclose our individual project research and development expenses.

Research and development expenses for the three months ended September 30, 2004 increased $3.1 million to $7.9 million from $4.8 million for the three months ended September 30, 2003.  Research and development compensation and benefits increased by $638,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 as a result of hiring additional staff for our research and development programs.  The number of research and development personnel increased to 122 at September 30, 2004 compared to 93 at September 30, 2003. Included in research and development expense for the three months ended September 30, 2004 is $329,000 of huC242 antibody that we purchased in anticipation of potential future clinical trials. We made antibody payments of $46,000 during the quarter ended September 30, 2003.  In addition, during the three months ended September 30, 2004, we expensed approximately $1.3 million in P3 and DMx payments compared to $465,000 during the same period in the prior year.  We also recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy and $166,000 to write down certain batches of ansamitocin P3 and DMx to its net realizable value during the three months ended September 30, 2004.  During the same period in the prior year, we recorded only $20,000 in similar expenses.  Based upon current collaborator firm fixed orders and projections, we determined that our on-hand supply of DMx and ansamitocin P3 at September 30, 2004 and 2003 represents more than a twelve-month supply.  On-hand quantities in excess of 12 months’ usage are therefore considered excess under our inventory policies and are recorded at their net realizable value.  We expect future research and development expenses to increase as we continue development of our own and our collaborators’ product candidates and technologies.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 decreased $341,000 to $1.5 million from $1.8 million for the three months ended September 30, 2003.  Included in general and administrative expenses for the three months ended September 30, 2003 was approximately $290,000 of consulting, accounting and legal fee expense compared to $133,000 included in general and administrative expense during the same period ended September 30, 2004.  Compensation and benefits decreased $78,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Included in compensation and benefits expense during the three months ended September 30, 2003 was $254,000 in executive bonuses awarded by the Board of Directors and paid in August 2003.  There was not a similar bonus payment during the three months ended September 30, 2004.  This decrease was partially offset by an increase in average headcount of five employees from 18 as of September 30, 2003, to 23 as of September 30, 2004.

Interest Income

Interest income for the three months ended September 30, 2004 decreased $15,000 to $364,000 from $379,000 for the three months ended September 30, 2003. The difference is due to lower average cash and investment balances.

Net Realized Losses on Investments

Net realized losses on investments were $3,000 and $22,000 for the three months ended September 30, 2004 and 2003, respectively. The difference is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of September 30, 2004, we had approximately $95.0 million in cash and marketable securities.  Net cash provided by operations during the three months ended September 30, 2004 was $857,000 compared to net cash provided by operations of $6.5 million during the three months ended September 30, 2003. This decrease in operational cash in fiscal 2005 is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the Aventis collaboration, offset by higher working capital requirements in the three months ended September 30, 2003 compared to the same period in the current year.

Net cash used in investing activities was $688,000 and $11.2 million for the three months ended September 30, 2004 and 2003, respectively and primarily represents the sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  In the three months ended September 30, 2003, purchases of marketable securities include the investment of the Aventis upfront payment in marketable securities.  Capital expenditures were $465,000 and $333,000 for the three months ended September 30, 2004 and 2003, respectively, and consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street, the purchase of new equipment and the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility.

Net cash provided by financing activities was $4,000 for the three months ended September 30, 2004 compared to net cash provided by financing activities of $2,000 for the three months ended September 30, 2003.  For the three months ended September 30, 2004, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 1,220 stock options at prices ranging from $3.50 to $3.91 per share.  For the three months ended September 30, 2003, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 800 stock options at a price of $2.53 per share.

We currently anticipate that our existing capital resources and future payments from our collaborators, including committed research funding that we expect to receive from Aventis pursuant to the terms of our collaboration agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next three to five fiscal years.  We currently believe that our existing capital resources in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

On September 15, 2004, the Company entered into an agreement to sublease 6,864 square feet of space at 64 Sidney Street, Cambridge, Massachusetts for general and administrative purposes.  Under the terms of the agreement, the annual rent is $152,000 and the Company is required to pay its allocable share of operating and tax expenses related to the premises.  The sublease expires on March 31, 2008.  There have been no other significant changes in our contractual obligations since June 30, 2004.

Minimum rental commitments, including real estate taxes and other expenses, under all non-cancelable operating lease agreements are the following for the next five fiscal years ended June 30,

2005 (remaining nine months)	3,302,182
2006	3,348,228
2007	3,378,228
2008	2,852,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$14,511,011

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

We have entered into collaborations with Abgenix, Aventis, Biogen Idec, Boehringer Ingelheim, Genentech and Millennium .We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners.  If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this.  If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product candidate subject to the collaborative agreement.  In addition, Aventis has completed its merger with Sanofi-Synthelabo, and is now part of the sanofi-aventis Group. We do not know what effect, if any, this will have on our collaboration with Aventis.

If our collaborators’ requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1, DM4, related small molecule effector drugs, and linker on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

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

We have generated operating losses since our inception. As of September 30, 2004, we had an accumulated deficit of $212.2 million. For the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, we generated losses of $2.5 million, $5.9 million, $20.0 million and $14.6 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates and bring more of the product development process in-house, which will be a time-consuming and expensive process.   Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed and, in many of these countries, the pricing review period begins only after approval is granted. In some countries, prescription drug pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales in that country.

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

Currently, we only have one in-house pilot scale manufacturing facility for the manufacture of conjugated compounds necessary for preclinical and clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us or our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

We rely on single source suppliers to manufacture the primary component for our small molecule effector drug and DM1 itself and other maytansinoid cytotoxic agents. Any problems experienced by either supplier could negatively affect our operations.

We rely on third-party suppliers for some of the materials used in the manufacturing of TAP product candidates and cytotoxic agents. Our small molecule effector agents include DM1 and DM4 (collectively DMx). DM1 and DM4 are used in our TAP product candidates in preclinical and clinical testing and the subject of most of our collaborations. One of the primary components required to manufacture DM1 and DM4 is their precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business.  We also have an agreement with only one vendor to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators’ product candidates, which could negatively affect our business.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

During the three months ended September 30, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 1,220 shares of common stock at prices ranging from $3.50 to $3.91 per share.  The total proceeds from these option exercises, approximately $4,400, will be used to fund current operations.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
10.1	Separation agreement with Virginia A. Lavery, former Vice-President, Finance and Treasurer dated October 22, 2004.
10.2	Offer letter issued to Christopher U. Missling, Ph.D. dated September 27, 2004.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Sublease agreement dated as of September 15, 2004 by and between Alkermes, Inc., a Pennsylvania corporation, sublessor, and the Registrant, sublessee.

(b)  Reports on Form 8-K

Form 8-K dated October 4, 2004 – Item 1.01 – Entry into a Material Definitive Agreement.

Form 8-K dated October 27, 2004 – Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Form 8-K dated November 4, 2004 – Item 2.02 – Results of Operation and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 8, 2004	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer
(principal executive officer)

Date: November 8 , 2004	By:	/s/ Christopher U. Missling
Christopher U. Missling
Chief Financial Officer and Vice President, Finance (principal financial and accounting officer)