Form 10-Q
period 2004-12-31
IMMUNOGEN INC
filed 2005-02-09
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Shares of common stock, par value $.01 per share 40,853,385 shares outstanding as of February 7, 2005

IMMUNOGEN, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements:

a.	Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004
b.	Consolidated Statements of Operations for the three and six months ended December 31, 2004 and 2003
c.	Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003
d.	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND JUNE 30, 2004

(UNAUDITED)

	December 31, 2004	June 30, 2004

ASSETS
Cash and cash equivalents	$6,925,763	$6,768,055
Marketable securities	86,409,853	87,841,505
Accounts receivable	1,084,929	4,865,522
Unbilled revenue	6,057,787	5,649,877
Inventory, net	3,964,999	6,638,066
Prepaid and other current assets	672,185	824,012
Total current assets	105,115,516	112,587,037

Property and equipment, net	9,928,471	9,709,627
Other assets	312,946	333,700
Total assets	$115,356,933	$122,630,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,673,579	$2,145,805
Accrued compensation	1,698,700	572,051
Other current accrued liabilities	932,604	1,364,203
Current portion of deferred revenue	4,386,084	7,203,225
Total current liabilities	8,690,967	11,285,284

Deferred revenue	13,750,860	13,943,535
Other long term liabilities	423,193	264,664
Total liabilities	22,865,020	25,493,483
Commitments and Contingencies (Note D)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued 44,502,136 shares and 44,462,221 shares as of December 31, 2004 and June 30, 2004, respectively	445,021	444,622
Additional paid-in capital	317,848,497	317,704,432
Deferred compensation	(94,112)	(63,498)
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(214,455,379)	(209,775,495)
Accumulated other comprehensive loss	(180,697)	(101,763)
Total stockholders’ equity	92,491,913	97,136,881
Total liabilities and stockholders’ equity	$115,356,933	$122,630,364

The accompanying notes are an integral part of the consolidated financial statements.

 IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues:
Research and development support	$4,065,955	$3,886,386	$8,154,963	$5,094,067
License fees and milestone payments	1,033,839	1,050,507	2,576,011	1,696,833
Clinical materials reimbursement	3,637,099	226,827	6,502,682	2,175,527
Development fees	310,325	—	820,088	87,476

Total revenues	9,047,218	5,163,720	18,053,744	9,053,903

Expenses:
Cost of clinical materials reimbursed	3,042,421	226,826	5,536,358	1,985,635
Research and development	6,616,745	5,194,770	14,471,841	9,966,137
General and administrative	2,033,973	1,412,206	3,526,975	3,246,429

Total expenses	11,693,139	6,833,802	23,535,174	15,198,201

Loss from operations	(2,645,921)	(1,670,082)	(5,481,430)	(6,144,298)

Interest income, net	457,176	353,305	821,123	732,677
Net realized losses on investments	(1,005)	(35,542)	(4,111)	(57,415)
Other income	—	30,000	7,034	30,593

Loss before income tax expense	(2,189,750)	(1,322,319)	(4,657,384)	(5,438,443)

Income tax expense	19,628	10,290	22,500	20,580

Net loss	$(2,209,378)	$(1,332,609)	$(4,679,884)	$(5,459,023)

Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.11)	$(0.13)

Basic and diluted weighted average common shares outstanding	40,800,073	40,597,674	40,794,703	40,593,343

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)

	Six months ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,679,884)	$(5,459,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,019,206	551,537
Loss on sale of marketable securities	4,111	57,415
Compensation for stock options, stock and stock units	179,646	42,711
Deferred rent	2,404	2,404
Changes in operating assets and liabilities:
Accounts receivable	3,780,593	(31,902)
Unbilled revenue	(407,910)	(5,101,619)
Inventory	2,673,067	(1,289,551)
Prepaid and other current assets	154,026	452,678
Accounts payable	(472,226)	1,082,449
Accrued compensation	1,126,649	763,752
Other current accrued liabilities	(431,599)	(598,079)
Deferred revenue	(3,009,816)	10,166,583
Net cash (used in) provided by operating activities	(61,733)	639,355

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	468,360,843	163,446,911
Purchases of marketable securities	(467,012,236)	(163,579,395)
Capital expenditures	(1,238,050)	(1,204,555)
Other assets	18,555	—
Net cash provided by (used in) investing activities	129,112	(1,337,039)

Cash flows from financing activities:
Proceeds from stock options exercised	90,329	98,717
Net cash provided by financing activities	90,329	98,717

Net change in cash and cash equivalents	157,708	(598,967)

Cash and cash equivalents, beginning balance	6,768,055	10,132,389

Cash and cash equivalents, ending balance	$6,925,763	$9,533,422

Supplemental disclosure:
Cash paid for income taxes	$29,250	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2004 and June 30, 2004 and for three and six months ended December 31, 2004 and 2003 include the accounts of ImmunoGen, Inc. (the Company) and its wholly-owned subsidiary, ImmunoGen Securities Corp. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition and EITF 00-21 Accounting for Revenue Arrangements with Multiple Elements. In accordance with SAB No. 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales.  The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At December 31, 2004, the Company has the following three types of collaborative contracts with the counterparties identified below:

•                  License to a single target antigen (single target license):

Biogen Idec, Inc.

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Abgenix, Inc.

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad agreement to discover, develop and commercialize antibody-based anticancer products:

Aventis, part of sanofi-aventis

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

The Company’s discovery, development and commercialization agreement with Aventis provided for an upfront payment of $12.0 million that Aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it as revenue ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program of three years and two 12-month extensions that Aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed research funding over a three-year period. The committed funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at December 31, 2004 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with Aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with Aventis that the Company has not yet invoiced; (ii) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced; and (iii) costs the Company has incurred in completing process development work on behalf of its collaborators but has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2004 and June 30, 2004 is summarized below:

	December 31, 2004	June 30, 2004

Raw materials, net	$1,238,155	$2,801,431
Work in process	2,635,572	3,702,515
Finished goods, net	91,272	134,120

Total	$3,964,999	$6,638,066

Inventory cost is stated net of a valuation allowance of $2.6 million and $1.6 million as of December 31, 2004 and June 30, 2004, respectively. The valuation allowance represents the cost of DM1 and DM4 (collectively DMx) that the Company considers to be excess based on current collaborator firm fixed orders and projections.

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

The actual amount of ansamitocin P3 and DMx that will be produced is highly uncertain. The Company currently anticipates that a significant amount of ansamitocin P3 and DMx will be manufactured for the Company for the foreseeable future at these or other manufacturers. If the Company’s and the manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DMx produced could be higher than expected and more than is required to support the development of the Company’s and its collaborators’ products. Such excess product would be charged to research and development expense. The Company anticipates that its investment in ansamitocin P3 and DMx will be significant.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with four of its collaborators, the Company generally receives rolling six-month firm fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The Company’s other collaborative agreements do not require that the collaborators provide advance firm fixed manufacturing orders, although the collaborators provide the Company with their projected conjugate requirements. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. As a result, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ projections. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

c)              The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators’ firm fixed orders to be excess.  The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to research and development expense; and

d)             The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

At December 31, 2004, the Company’s supply of DMx and ansamitocin P3 (including $2.3 million of DMx on-hand and $1.7 million of ansamitocin P3 held at its third party manufacturers) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the six-month period ended December 31, 2004, the Company recorded as research and development expense $980,000 of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company’s inventory policy and $82,000 to write down certain batches of ansamitocin P3 and DMx to its net realizable value. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense, to reduce the DMx and/or ansamitocin P3 inventory to its estimated net realizable value.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Options, warrants and other securities convertible into Common Stock	5,737,106	5,185,211	5,737,106	5,185,211

Common Stock equivalents	1,903,689	1,520,802	1,695,631	1,460,556

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three and six months ended December 31, 2004 and 2003 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and six months ended December 31, 2004, total comprehensive loss equaled $2.3 million and $4.8 million, respectively. For the three and six months ended December 31, 2003, total comprehensive loss equaled $1.3 million and $5.5 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period which services are rendered by such non-employees.

Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s basic and diluted net loss per common share for the three and six months ended December 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(2,209,378)	$(1,332,609)	$(4,679,884)	$(5,459,023)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	58,034	3,250	61,277	6,714
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(748,724)	(1,617,623)	(1,483,295)	(3,233,140)
Pro forma net loss	$(2,900,068)	$(2,946,982)	$(6,101,902)	$(8,685,449)
Basic and diluted net loss per common share, as reported	$(0.05)	$(0.03)	$(0.11)	$(0.13)
Basic and diluted net loss per common share, pro forma	$(0.07)	$(0.07)	$(0.15)	$(0.21)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Dividend	None	None	None	None
Volatility	93.13%	94.72%	93.13%	94.72%
Risk-free interest rate	3.07%	3.35%	3.28%	3.30%
Expected life (years)	5.5	5.5	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended December 31, 2004 and 2003 was $5.51 and $3.62, respectively, and $4.14 and $3.58 for options granted during the six months ended December 31, 2004 and 2003, respectively.

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

Segment Information

During the three and six months ended December 31, 2004, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from Aventis accounted for approximately 54% and 87% of revenues for the three months ended December 31, 2004 and 2003, respectively, and 57% and 65% for the six months ended December 31, 2004 and 2003, respectively. Revenues from Boehringer Ingelheim accounted for approximately 23% and 1% of revenues for the three months ended December 31, 2004 and 2003, respectively, and 20% and 15% for the six months ended December 31, 2004 and 2003, respectively. Revenues from Millennium accounted for 16% and 2% of revenues for the three months ended December 31, 2004 and 2003, respectively, and 14% and 11% for the six months ended December 31, 2004 and 2003, respectively. There were no other significant customers in the three and six months ended December 31, 2004 and 2003.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in Note A to our consolidated financial statements.

B.            Agreements

Aventis Pharmaceuticals, Inc.

In August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now sanofi-aventis.  The Company does not know yet the effect, if any, that this merger will have on its collaboration with Aventis.  Additionally, in September 2004, Aventis confirmed that one of the product candidates under its agreement with the Company had achieved a certain milestone. The achievement of this milestone, under the terms of the Aventis agreement, triggered a payment of $500,000 from Aventis to ImmunoGen.  This milestone payment is included in license fee and milestone payments for the six months ended December 31, 2004.

Biogen Idec, Inc.

On October 1, 2004, the Company entered into a development and license agreement with Biogen Idec, Inc.  Under the terms of this agreement, Biogen Idec will receive exclusive rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Biogen Idec that binds to an undisclosed tumor cell target and a maytansinoid cell-killing agent developed by ImmunoGen.  Biogen Idec will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license.  Under the terms of the agreement, the Company received an upfront payment of $1 million upon execution of the agreement.  This upfront amount is subject to credit, as defined, if Biogen Idec does not submit certain regulatory filings by June 30, 2008.  As a result, the Company will defer the entire upfront payment until this deadline lapses or upon the occurrence of an IND filing.  Thereafter, the Company will recognize the fee over the estimated remaining period of substantial involvement.  In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones.  Assuming all benchmarks are met, ImmunoGen will receive approximately $42 million of milestone payments under this agreement.

Centocor, Inc.

On December 23, 2004, the Company entered into a development and license agreement with Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Centocor will receive exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to an undisclosed cancer target and a maytansinoid cell-killing agent developed by ImmunoGen. Centocor will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received a non-refundable upfront payment of $1 million upon execution of the agreement. The Company has deferred the upfront payment and will recognize this amount as revenue over the period of the Company’s substantial involvement, which is estimated to be six years. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Centocor’s achievement of milestones.  Assuming all benchmarks are met, ImmunoGen will receive approximately $42.5 million of milestone payments under this agreement.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its Annual Report on Form 10-K.

C.            Capital Stock

The Company recorded approximately $83,200 and $73,500 in compensation expense during the three and six months ended December 31, 2004 related to stock units issued under the Company’s 2001 Non-Employee Director Stock Plan.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, approved in June 2004, the Company recorded approximately $32,100 and $44,900 in compensation expense related to the issuance of 10,169 stock units for director services rendered during the three and six months ended December 31, 2004.

During the three and six months ended December 31, 2004, the Company recorded approximately $55,000 of compensation expense related to the modification of certain outstanding common stock options.

During the six months ended December 31, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 38,505 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds from these option exercises were approximately $90,300.

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

2005 (remaining six months)	1,682,114
2006	3,364,228
2007	3,394,228
2008	2,868,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$12,938,943

E.            Subsequent Event

On February 7, 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine has been discontinued. Bivatuzumab mertansine consists of a Boehringer Ingelheim anti-CD44v6 antibody and ImmunoGen’s DM1. In 2001, Boehringer Ingelheim licensed the right to use ImmunoGen’s DM1 Tumor-Activated Prodrug (TAP) technology with antibodies that target CD44. Under the 2001 agreement, Boehringer Ingelheim can use ImmunoGen’s DM1 to create an anticancer compound to a different antigen target in the event that Boehringer Ingelheim chooses to discontinue development of an anti-CD44 TAP compound at an early stage. Boehringer Ingelheim retains its right to use ImmunoGen’s DM1 TAP technology to create an anticancer compound to a different antigen target.

As a result, the Company anticipates that Boehringer Ingelheim will have no projected demand for conjugate material in the near future. The Company believes this reduction in demand will result in a supply of DM1 and P3 in excess of 12 months.  In accordance with the Company’s inventory reserve policy for excess inventory, a non-cash charge of up to $650,000 could be incurred in the three month period ended March 31, 2005 to reserve for such excess quantities.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based anticancer therapeutics and novel treatments in the field of oncology. The combination of our expertise in antibodies and cancer has resulted in the generation of both proprietary product candidates and technologies. Our tumor-activated prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells. Our technology uses the antibody to deliver the cytotoxic agent specifically to cancer cells, and the cytotoxic agent is used to kill the cancer cell. Currently, the cytotoxic agent used in each TAP in preclinical or clinical testing is either DM1 or DM4 (collectively DMx), derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies and our cytotoxic agents. We have also used our TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on the commercial sales of any resultant product. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. Under the terms of the agreement, Aventis gained commercialization rights to three compounds that were in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration. This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities. Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo; it is now sanofi-aventis. We do not know yet what effect, if any, the merger will have on our collaboration with Aventis.

Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include Abgenix, Inc., Aventis, Biogen Idec, Boehringer Ingelheim International GmbH, Centocor, Inc., Genentech, Inc., and Millennium Pharmaceuticals, Inc. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. As of December 31, 2004, we had approximately $93.3 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due to us under the Aventis agreement over the remainder of the three-year research program, will enable us to meet our operational and capital expenditures for at least the next three to five fiscal years.

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

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the six months ended December 31, 2004, we recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $82,000 to write down certain P3 and DMx batches to their net realizable value.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2004 and 2003

Revenues

Our total revenues for the three months ended December 31, 2004 were $9.0 million compared with $5.2 million for the three months ended December 31, 2003. The $3.9 million increase in revenues in the quarter ended December 31, 2004 compared to the same period in the prior year is primarily attributable to higher clinical materials reimbursement, as well as an increase in research and development support revenue and development fees.

Research and development support revenue was $4.1 million and $3.9 million in the three months ended December 31, 2004 and 2003, respectively. These amounts represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program. We entered into the agreement with Aventis in July 2003; initiation of the committed research funding began September 1, 2003.

Revenues from license fees and milestone payments for the three months ended December 31, 2004 decreased $17,000 from $1.1 million in the three month period ended December 31, 2003 to $1.0 million in the same period ended December 31, 2004. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the three month periods ended December 31, 2004 and 2003 is included in the following table:

	Three months ended December 31,
	2004	2003
Collaborative Partner:
Aventis	$600,000	$600,000
Genentech	160,704	160,704
Abgenix	120,833	137,500
Millennium	110,635	110,636
Boehringer Ingelheim	41,667	41,667
Total	$1,033,839	$1,050,507

Deferred revenue of $18.1 million as of December 31, 2004 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $3.4 million to $3.6 million in the three months ended December 31, 2004, compared to $227,000 in the three months ended December 31, 2003. During the three months ended December 31, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the three months ended December 31, 2004, we shipped and released one clinical batch of an anti-CD33 TAP compound to Aventis. The cost of clinical materials reimbursed for the three months ended December 31, 2004 and 2003 was $3.0 million and $227,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $310,000 in the three months ended December 31, 2004 compared to none during the same period in 2003. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators that do not qualify as revenue under the guidelines of EITF 99-19, Reporting Revenue Gross as Principal versus Net as an Agent.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, preclinical testing of our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

•	Our activities pursuant to our discovery, development and commercialization agreement with Aventis;

•	Our contributions to the clinical development of huN901-DM1 and huC242-DM4;

•	Process improvements related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

•	Process improvements related to clinical and commercial production of the huC242 antibody and huC242-DM4 conjugate;

•	Process improvement related to the production of DM1, DM4 and related maytansinoid cytotoxic agents and strain development of their precursor, ansamitocin P3;

•	Operation, maintenance and expansion of our pilot scale manufacturing plant;

•	Process improvements to our TAP technology;

•	Preclinical development of our own potential products;

•	Identification and evaluation of potential antigen targets;

•	Evaluation of internally-developed and in-licensed antibodies; and

•	Development and evaluation of additional cytotoxic agents.

Our TAP technology involves the attachment of a highly potent cell-killing agent to antibodies that target cancer cells to achieve targeted killing of cancer cells. The cytotoxic agents we currently use in the manufacture of our collaborators’ and our own conjugates are made from a precursor compound, ansamitocin P3, which is produced by fermentation. We have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3 to enhance manufacturing yields and expect to continue to devote considerable resources to further improvement of the manufacturing processes for our effector molecules.

On January 8, 2004, we announced that pursuant to the terms and conditions of the termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Vernalis agreed to complete the Study 002 Phase I study that was initiated in the United Kingdom by its predecessor, British Biotech. Effective July 1, 2004, we assumed responsibility for the weekly dosing Phase I/II clinical study, Study 001. We are currently taking steps to expedite the patient enrollment in Study 001. Additionally, we currently plan to initiate a clinical trial of huN901-DM1 in the United States for a CD56-positive hematological malignancy, specifically multiple myeloma. We expect to incur external expenses of approximately $400,000 related to clinical development of this product during the remainder of the current fiscal year. During the six months ended December 31, 2004, we have incurred approximately $100,000 of external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after the clinical trial is completed.

In January 2004, we announced our intention to advance cantuzumab mertansine, or a modified version of the compound, into a clinical trial that we plan to manage. In October 2004 we decided to move forward with a modified version of cantuzumab mertasine called huC242-DM4. We currently expect that a Phase I clinical trial will be initiated with huC242-DM4 in the calendar year 2005. We estimate that we will incur external expenses of approximately $1.5 million during the remainder of the current fiscal year related to clinical development of this product candidate. During the six months ended December 31, 2004, we have incurred approximately $500,000 in external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after the clinical trial is completed.

We licensed our three most advanced preclinical product candidates to Aventis in 2003 under the terms of our discovery, development, and commercialization collaboration. These three product candidates are an anti CD33 TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. During the quarter, Aventis filed an Investigational New Drug Application (IND) for the anti CD33 TAP compound. We currently expect Aventis to initiate clinical testing of the anti CD33 TAP compound in the near future.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers, as well as some hematological malignancies. At December 31, 2004, pursuant to our collaboration research program with Aventis, we continued to perform preclinical experiments to evaluate candidate antibodies, identified a lead antibody product candidate, and several alternate product candidates. The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma.

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

Research and development expenses for the three months ended December 31, 2004 increased $1.4 million to $6.6 million from $5.2 million for the three months ended December 31, 2003. The increase was substantially the result of hiring additional staff for our research and development programs. The number of research and development personnel increased to 133 at December 31, 2004 compared to 99 at December 31, 2003. As a result, research and development compensation and benefits increased by $1.1 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. In addition, during the three months ended December 31, 2004, depreciation expense increased $236,000 as compared to the same period in the prior year. The increase in depreciation expense is of the result of placing into service two manufacturing suites in September and October 2004.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2004 increased $622,000 to $2.0 million from $1.4 million for the three months ended December 31, 2003. The increase was substantially the result of hiring additional staff.  The number of general and administrative personnel increased to 22 at December 31, 2004 compared to 15 at December 31, 2003.

As a result, general and administrative compensation and benefits expense increased by $399,000 in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Related to the increase in personnel, recruiting fees increased $61,000 during the three month period ended December 31, 2004 compared to the same period in the prior year. In addition, professional fees increased $100,000 during the three months ended December 31, 2004 due to consulting work performed related to Sarbanes Oxley Section 404 compliance.

Interest Income

Interest income for the three months ended December 31, 2004 increased $104,000 to $457,000 from $353,000 for the three months ended December 31, 2003. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $1,000 and $36,000 for the three months ended December 31, 2004 and 2003, respectively. The difference is attributable to market conditions and the timing of investment sales.

Comparison of Six Months ended December 31, 2004 and 2003

Revenues

Our total revenues for the six months ended December 31, 2004 were $18.1 million compared with $9.1 million for the six months ended December 31, 2003. The $9.0 million increase in revenues in the six months ended December 31, 2004 compared to the same period in the prior year is primarily attributable to an increase in committed research funding earned under our discovery, development and commercialization agreement with Aventis, and increased clinical materials reimbursement revenue.

Research and development support revenue was $8.2 million and $5.1 million in the six months ended December 31, 2004 and 2003, respectively. These amounts represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with Aventis. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program. We entered into the agreement with Aventis in July 2003. However, no resources were utilized under the agreement until September 2003.

Revenues from license fees and milestone payments for the six months ended December 31, 2004 increased $879,000 to $2.6 million in the six month period ended December 31, 2004 compared to $1.7 million in the six month period ended December 31, 2003. Total revenue from license fees and milestone payments recognized from each of our collaborative partners in the six month periods ended December 31, 2004 and 2003 is included in the following table:

	Six months ended December 31,
	2004	2003
Collaborative Partner:
Aventis	$1,700,000	$800,000
Genentech	321,408	321,408
Abgenix	250,000	270,834
Millennium	221,269	221,257
Boehringer Ingelheim	83,334,	83,334
Total	$2,576,011	$1,696,833

Clinical materials reimbursement increased $4.3 million to $6.5 million in the six months ended December 31, 2004, compared to $2.2 million in the six months ended December 31, 2003. During the six months ended December 31, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the six months ended December 31, 2004, we shipped and released one clinical batch of AVE9633 to Aventis in addition to material produced for Aventis for preclinical purposes. The cost of clinical materials reimbursed for the three months ended December 31, 2004 and 2003 was $5.5 million and $2.0 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $820,000 in the six months ended December 31, 2004 compared to $87,000 during the same period in 2003. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2004 increased $4.5 million to $14.5 million from $10.0 million for the six months ended December 31, 2003. The increase in research and development expense is primarily the result of hiring additional staff for our research and development programs as well as costs associated with the manufacture of P3 and DMx and the write-off of amounts determined to be excess based on our inventory policy. The number of research and development personnel increased to 133 at December 31, 2004 compared to 99 at December 31, 2003. As a result, research and development compensation and benefits increased by $1.6 million in the six months ended December 31, 2004 compared to the six months ended December 31, 2003. During the six months ended December 31, 2004, we incurred approximately $1.3 million in P3 and DMx production, compared to $927,000 during the same period in the prior year. We also recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy and $82,000 to write down certain batches of ansamitocin P3 and DMx to its net realizable value during the six months ended December 31, 2004. During the same period in the prior year, we recorded only $20,000 in similar expenses. Contributing to the increase in research and development expense was a $343,000 increase in contract service expense and a $579,000 increase in facility allocation and depreciation expense. The increase in depreciation expense is primarily due to the addition of two manufacturing suites that were placed into service in September and October 2004.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2004 increased $281,000 to $3.5 million from $3.2 million for the six months ended December 31, 2003. General and administrative compensation and benefits expense increased by $321,000 in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 as a result of hiring additional staff. The number of general and administrative personnel increased to 22 at December 31, 2004 compared to 15 at December 31, 2003.

Interest Income

Interest income for the six months ended December 31, 2004 increased $88,000 to $821,000 from $733,000 for the six months ended December 31, 2003. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $4,000 and $57,000 for the six months ended December 31, 2004 and 2003, respectively. The difference is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of December 31, 2004, we had approximately $93.3 million in cash and marketable securities.  Net cash used for operations during the six months ended December 31, 2004 was $62,000 compared to net cash provided by operations of $639,000 during the six months ended December 31, 2003. This decrease in operational cash in fiscal 2005 is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the Aventis collaboration, offset by higher working capital requirements in the six months ended December 31, 2003 compared to the same period in the current year.

Net cash provided by investing activities during the six months ended December 31, 2004 was $129,000 compared to net cash used for investing activities of $1.3 million during the six months ended December 31, 2003. Cash flows from investing activities in the six months ended December 31, 2004 and 2003 primarily reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  In the six months ended December 31, 2003, purchases of marketable securities include the investment of the Aventis upfront payment in marketable securities. Capital expenditures were $1.2 million for both six month periods ended December 31, 2004 and 2003. Capital expenditures for the six months ended December 31, 2004 consisted primarily of machinery and equipment for the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility, while capital expenditures for the six months ended December 31, 2003 consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street as well as the purchase of new equipment.

Net cash provided by financing activities was $90,000 for the six months ended December 31, 2004 compared to net cash provided by financing activities of $99,000 for the six months ended December 31, 2003. For the six months ended December 31, 2004, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 38,505 stock options at prices ranging from $0.84 to $3.95 per share. For the six months ended December 31, 2003, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 25,279 stock options at prices ranging from $2.53 to $3.95 per share.

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

2005 (remaining six months)	1,682,114
2006	3,364,228
2007	3,394,228
2008	2,868,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$12,938,943

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

We have entered into collaborations with Abgenix, Aventis, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech and Millennium.We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product candidate subject to the collaborative agreement.  In addition, Aventis has completed its merger with Sanofi-Synthelabo; the combined entity is now sanofi-aventis. We do not know yet what effect, if any, this will have on our collaboration with Aventis.

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

We have generated operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of $214.5 million. For the six months ended December 31, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, we generated losses of $4.7 million, $5.9 million, $20.0 million and $14.6 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates and bring more of the product development process in-house, which will be a time-consuming and expensive process.  Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

During the six months ended December 31, 2004, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 38,505 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds from these option exercises, approximately $90,300, will be used to fund current operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Shareholders of the Company was held at 10:00 a.m., Boston time, on Tuesday, November 9, 2004.  At the Annual Meeting, six members were elected to the Board of Directors. The Company also sought and received shareholder approval of a proposal to increase the aggregate shares for which stock options may be granted under the Company’s Restated Stock Option Plan from 7,350,000 to 8,550,000.

Subsequent to the shareholder vote the following directors’ terms of office continued after the Annual Meeting:  Mitchel Sayare, the Chairman of the Board, Walter A. Blättler, David W. Carter, Stuart F. Feiner, Mark Skaletsky, and Joseph J. Villafranca.

DIRECTOR	FOR	WITHHELD
Mitchell Sayare, Ph. D.	36,946,733	1,753,354
Walter A. Blattler, Ph. D.	36,939,905	1,760,182
David W. Carter	35,158,536	3,541,551
Stuart F. Feiner	36,861,674	1,838,413
Mark Skaletsky	35,606,087	3,094,000
Joseph J. Villafranca, Ph. D.	35,620,733	3,079,354

To approve the proposal to the Company’s Restated Stock Option Plan:

FOR:	17,801,395	76.56%
AGAINST:	5,370,461	23.10%
ABSTAIN:	80,617	0.35%
NO VOTE:	15,447,614

ITEM 5. Other Information.

On November 9, 2004, as noted above, the stockholders of the Company approved amendments to the Restated Stock Option Plan to increase the aggregate shares for which stock options may be granted under the Company’s Restated Option Plan from 7,350,000 to 8,550,000.  The Plan was also amended to ensure that non-qualified options issued under the Plan do not have a price per share less than fair market value on the date of grant.  Further, the Plan was similarly amended to require shareholder approval of material amendments to the Plan.

ITEM 6.  Exhibits.

(a) Exhibits

10.1*	Development and license agreement with Biogen Idec., Inc. dated October 1, 2004.
10.2*	Development and license agreement with Centocor dated December 23, 2004
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

ImmunoGen, Inc. Restated Stock Option Plan as amended February 2, 2005 (Exhibit 99.1 to the Registration Statement on Form S-8, as filed with the SEC on February 4, 2005 and incorporated herein by reference).

* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 9, 2005	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer
(principal executive officer)

Date: February 9, 2005	By:	/s/ Karleen M. Oberton
Karleen M. Oberton
Senior Corporate Controller (principal financial and accounting officer)