Form 10-Q
period 2005-03-31
IMMUNOGEN INC
filed 2005-05-06
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes       ☒          No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

Yes       ☒          No      ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share 41,009,036 shares outstanding as of May  5, 2005

IMMUNOGEN, INC.
TABLE OF CONTENTS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND JUNE 30, 2004

(UNAUDITED)

	March 31, 2005	June 30, 2004

ASSETS
Cash and cash equivalents	$7,697,106	$6,768,055
Marketable securities	83,872,941	87,841,505
Accounts receivable	3,369,388	4,865,522
Unbilled revenue	6,171,548	5,649,877
Inventory, net	1,823,532	6,638,066
Prepaid and other current assets	567,170	824,012
Total current assets	103,501,685	112,587,037

Property and equipment, net	9,950,389	9,709,627
Other assets	312,946	333,700
Total assets	$113,765,020	$122,630,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,278,550	$2,145,805
Accrued compensation	2,584,289	572,051
Other current accrued liabilities	1,192,060	1,364,203
Current portion of deferred revenue	4,279,077	7,203,225
Total current liabilities	11,333,976	11,285,284

Deferred revenue	12,723,967	13,943,535
Other long term liabilities	301,375	264,664
Total liabilities	24,359,318	25,493,483
Commitments and Contingencies (Note D)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000,000 shares; issued 44,680,946 shares and 44,462,221 shares as of March 31, 2005 and June 30, 2004, respectively	446,809	444,622
Additional paid-in capital	318,255,236	317,704,432
Deferred compensation	(39,178)	(63,498)
Treasury stock	(11,071,417)	(11,071,417)
Accumulated deficit	(218,006,355)	(209,775,495)
Accumulated other comprehensive loss	(179,393)	(101,763)
Total stockholders’ equity	89,405,702	97,136,881
Total liabilities and stockholders’ equity	$113,765,020	$122,630,364

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenues:
Research and development support	$4,572,792	$4,059,524	$12,727,755	$9,153,591
License and milestone fees	3,039,394	2,550,504	5,615,405	4,247,337
Clinical materials reimbursement	2,415,158	936,405	8,917,840	3,111,932
Development fees	203,149	43,179	1,023,237	130,655

Total revenues	10,230,493	7,589,612	28,284,237	16,643,515

Expenses:
Cost of clinical materials reimbursed	2,285,841	729,050	7,822,199	2,714,685
Research and development	9,819,540	6,169,830	24,291,381	16,135,967
General and administrative	2,161,167	1,768,550	5,688,142	5,014,979

Total expenses	14,266,548	8,667,430	37,801,722	23,865,631

Loss from operations	(4,036,055)	(1,077,818)	(9,517,485)	(7,222,116)

Interest income, net	544,655	321,739	1,365,778	1,054,416
Net realized losses on investments	(55,074)	(525)	(59,185)	(57,940)
Other income	447	890	7,481	31,483

Loss before income tax expense	(3,546,027)	(755,714)	(8,203,411)	(6,194,157)

Income tax expense	4,949	4,207	27,449	24,787

Net loss	$(3,550,976)	$(759,921)	$(8,230,860)	$(6,218,944)

Basic and diluted net loss per common share	$(0.09)	$(0.02)	$(0.20)	$(0.15)

Basic and diluted weighted average common shares outstanding	40,870,768	40,662,750	40,819,687	40,616,311

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Nine months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(8,230,860)	$(6,218,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,624,856	910,345
Loss on sale of marketable securities	59,185	57,940
Compensation for stock options, stock and stock units	130,258	177,904
Deferred rent	3,607	3,607
Changes in operating assets and liabilities:
Accounts receivable	1,496,134	613,467
Unbilled revenue	(521,671)	(4,850,211)
Inventory	4,814,524	(2,742,005)
Prepaid and other current assets	259,041	65,691
Accounts payable	1,132,745	2,325,103
Accrued compensation	2,012,238	1,551,431
Other current accrued liabilities	(172,143)	101,534
Deferred revenue	(4,143,716)	9,978,705
Net cash (used in) provided by operating activities	(1,535,792)	1,974,567

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	783,401,538	233,464,766
Purchases of marketable securities	(779,569,789)	(224,377,483)
Capital expenditures	(1,865,618)	(1,562,100)
Other assets	18,555	—
Net cash provided by investing activities	1,984,686	7,525,183

Cash flows from financing activities:
Proceeds from stock options exercised	480,157	220,611
Net cash provided by financing activities	480,157	220,611

Net change in cash and cash equivalents	929,051	9,720,361

Cash and cash equivalents, beginning balance	6,768,055	10,132,389

Cash and cash equivalents, ending balance	$7,697,106	$19,852,750

Supplemental disclosure:
Cash paid for income taxes	$15,559	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at March 31, 2005 and June 30, 2004 and for three and nine months ended March 31, 2005 and 2004 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiary, ImmunoGen Securities Corp. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, and EITF 00-21 Accounting for Revenue Arrangements with Multiple Elements. In accordance with SAB No. 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At March 31, 2005, the Company has the following three types of collaborative contracts with the counterparties identified below:

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

Abgenix, Inc.

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•                  Broad agreement to discover, develop and commercialize antibody-based anticancer products:

the sanofi-aventis Group

All of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborator’s request and cost, or, in some cases, cost plus a margin, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA. Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

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

The Company’s discovery, development and commercialization agreement with sanofi-aventis provided for an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it as revenue ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed research funding over a three-year period. The committed funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at March 31, 2005 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; (iii) research funding earned based on actual resources utilized under the Company’s development and license agreements with Biogen Idec and Centocor; and (iv) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2005 and June 30, 2004 is summarized below:

	March 31, 2005	June 30, 2004

Raw materials, net	$981,636	$2,801,431
Work in process	802,335	3,702,515
Finished goods, net	39,561	134,120

Total	$1,823,532	$6,638,066

Inventory cost is stated net of a valuation allowance of $3.7 million and $1.6 million as of March 31, 2005 and June 30, 2004, respectively. The valuation allowance represents the cost of DM1 and DM4 (collectively DMx) that the Company considers to be excess based on current collaborator firm fixed orders and projections.

DM1 and DM4, the Company’s two most advanced small molecule effector agents, are the cytotoxic agents used in TAP product candidates in preclinical and clinical testing, and are the subject of its collaborations. One of the primary components required to manufacture both DM1 and DM4 is their precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 may then be converted to DM1 or DM4.

In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DMx and ansamitocin P3. Under the terms of these agreements, these two vendors, together with the Company, would improve the fermentation and conversion processes used to generate ansamitocin P3 and DMx, respectively. Pursuant to these agreements, the two outside vendors also manufacture, under current Good Manufacturing Processes, large-scale batches of ansamitocin P3 and DMx to be used in the manufacture of both the Company’s and its collaborators’ products. Once manufactured, the ansamitocin P3 is either delivered from one vendor to the other vendor for conversion to DMx or to the Company’s Norwood facility.

The actual amount of ansamitocin P3 and DMx that will be produced in future periods under these agreements is highly uncertain. The Company currently anticipates that a significant amount of ansamitocin P3 and DMx will be manufactured for the Company for the foreseeable future at these or other manufacturers. If the Company’s and the manufacturers’ process development efforts are successful, the amount of ansamitocin P3 and/or DMx produced could be higher than expected and more than is required to support the development of the Company’s and its collaborators’ products. Such excess product would be charged to research and development expense. The Company anticipates that its investment in ansamitocin P3 and DMx will continue to be significant.

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

At March 31, 2005, the Company’s supply of DMx and ansamitocin P3 (including $3.2 million of DMx on-hand and $1.8 million of ansamitocin P3 held at its third party manufacturers) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the three-month and nine-month period ended March 31, 2005, the Company recorded as research and development expense $1.3 million and $2.3 million, respectively of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company’s inventory policy.  Additionally, in the nine-month period ended March 31, 2005, the Company recorded $186,000 as research and development expense to write down certain batches of ansamitocin P3 and DMx to their net realizable value. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense, to reduce the DMx and/or ansamitocin P3 inventory to its estimated net realizable value.

Computation of Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options, warrants and other convertible securities. The total number of options and warrants convertible into ImmunoGen Common Stock and the resulting ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Options and warrants convertible into Common Stock	5,443,254	5,128,447	5,443,254	5,128,447

Common Stock equivalents	1,723,343	1,888,818	1,621,566	1,593,055

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three and nine months ended March 31, 2005 and 2004 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and nine months ended March 31, 2005, total comprehensive loss equaled $3.6 million and $8.3 million, respectively. For the three and nine months ended March 31, 2004, total comprehensive loss equaled $743,000 and $6.3 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s basic and diluted net loss per common share for the three and nine months ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net loss, as reported	$(3,550,976)	$(759,921)	$(8,230,860)	$(6,218,944)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	22,124	3,357	83,400	10,072
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(693,927)	(807,378)	(2,149,579)	(3,950,970)

Pro forma net loss	$(4,222,779)	$(1,563,942)	$(10,297,039)	$(10,159,842)

Basic and diluted net loss per common share, as reported	$(0.09)	$(0.02)	$(0.20)	$(0.15)

Basic and diluted net loss per common share, pro forma	$(0.10)	$(0.04)	$(0.25)	$(0.25)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Dividend	None	None	None	None
Volatility.	87.30	93.22%	87.30	93.22%
Risk-free interest rate	3.74%	2.94%	3.33%	3.01%
Expected life (years)	5.5	5.5	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended March 31, 2005 and 2004 was $4.97 and $4.85, respectively, and $4.09 and $4.60 for options granted during the nine months ended March 31, 2005 and 2004, respectively.

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

Segment Information

During the three and nine months ended March 31, 2005, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 70% and 61% of revenues for the three months ended March 31, 2005 and 2004, respectively, and 62% and 63% for the nine months ended March 31, 2005 and 2004, respectively. Revenues from Boehringer Ingelheim accounted for approximately 8% and 1% of revenues for the three months ended March 31, 2005 and 2004, respectively, and 16% and 8% for the nine months ended March 31, 2005 and 2004, respectively. Revenues from Millennium accounted for 10% and 14% of revenues for the three months ended March 31, 2005 and 2004, respectively, and 13% and 12% for the nine months ended March 31, 2005 and 2004, respectively. Revenues from Vernalis accounted for 1% and 20% of revenues for the three months ended March 31, 2005 and 2004, respectively, and 1% and 10% for the nine months ended March 31, 2005 and 2004, respectively. There were no other significant customers in the three and nine months ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year.  The Company must adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement
123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in this note to our consolidated financial statements.

B.                                    Agreements

sanofi-aventis.

In August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now known as sanofi-aventis.  To date, this merger has had an inconsequential effect on our collaboration. The Company does not know yet the effect, if any, that this merger will have on its collaboration with sanofi-aventis in the future.  In September 2004, sanofi-aventis confirmed that one of the product candidates under its agreement with the Company had achieved a certain milestone. The achievement of this milestone, under the terms of the sanofi-aventis agreement, triggered a payment of $500,000 from sanofi-aventis to ImmunoGen.  Additionally, in March 2005, sanofi-aventis informed us that it initiated clinical testing of one of the product candidates (the anti CD33 TAP compound AVE9633) under its agreement with the Company which triggered the recognition of $2 million related to the achievement of this milestone.  These milestone amounts are included in license and milestone fees for the nine months ended March 31, 2005.

Biogen Idec, Inc.

On October 1, 2004, the Company entered into a development and license agreement with Biogen Idec, Inc.  Under the terms of this agreement, Biogen Idec will receive exclusive rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Biogen Idec that binds to an undisclosed tumor cell target and a maytansinoid cell-killing agent developed by ImmunoGen.  Biogen Idec will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license.  Under the terms of the agreement, the Company received an upfront payment of $1.0 million upon execution of the agreement.  This upfront amount is subject to credit, as defined, if Biogen Idec does not submit certain regulatory filings by June 30, 2008.  As a result, the Company will defer the entire upfront payment until this deadline lapses or upon the occurrence of an IND filing.  Thereafter, the Company will recognize the fee over the estimated remaining period of substantial involvement.  In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones.  Assuming all benchmarks are met, ImmunoGen will receive approximately $42.0 million of milestone payments under this agreement.

Boehringer Ingelheim

On February 7, 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. Bivatuzumab mertansine consists of a Boehringer Ingelheim anti-CD44v6 antibody and ImmunoGen’s DM1. In 2001, Boehringer Ingelheim licensed the right to use ImmunoGen’s DM1 Tumor-Activated Prodrug (TAP) technology with antibodies that target CD44. Under the 2001 agreement, Boehringer Ingelheim can use ImmunoGen’s DM1 to create an anticancer compound to a different antigen target in the event that Boehringer Ingelheim chooses to discontinue development of an antiCD44 TAP compound at an early stage. Boehringer Ingelheim has retained its right to use ImmunoGen’s DM1 TAP technology to create an anticancer compound to a different antigen target.

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

C.                                    Capital Stock

The Company recorded approximately $(66,500) and $7,000 in compensation (credit) expense during the three and nine months ended March 31, 2005 related to stock units issued under the Company’s 2001 Non-Employee Director Stock Plan.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, approved in June 2004, the Company recorded approximately $(5,100) and $39,900 in compensation (credit) expense related to the issuance of 10,169 stock units for director services rendered during the three and nine months ended March 31, 2005.

During the three and nine months ended March 31, 2005, the Company recorded approximately $19,000 and $74,000 of compensation expense related to the modification of certain outstanding common stock options.

During the nine months ended March 31, 2005, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 217,315 shares of common stock at prices ranging from $0.84 to $6.78 per share.  The total proceeds from these option exercises were approximately $480,200.

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

2005 (remaining three months)	$841,057
2006	3,364,228
2007	3,394,228
2008	2,868,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$12,097,886

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

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies and our cytotoxic agents. We have also used our TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on the commercial sales of any resultant product. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. Under the terms of the agreement, Aventis gained commercialization rights to three compounds that were in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration. This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities. Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo; it is now sanofi-aventis. To date this merger has had an inconsequential effect on our collaboration.  We do not know yet what effect, if any, the merger will have on our collaboration with sanofi-aventis in the future.

Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include Abgenix, Inc., Biogen Idec, Boehringer Ingelheim International GmbH, Centocor, Inc., Genentech, Inc., and Millennium Pharmaceuticals, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

To date, we have not generated revenues from commercial product sales and we expect to continue to incur significant operating losses over the foreseeable future. As of March 31, 2005, we had approximately $91.6 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due to us under the sanofi-aventis agreement over the remainder of the three-year research program, will enable us to meet our operational and capital expenditures for at least the next three to five fiscal years.

We anticipate that the increase in our total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding we will receive pursuant to the sanofi-aventis collaboration.  Accordingly, period-to-period operational results may fluctuate dramatically. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also allowing for the development of our own product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

We recognize the $12 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the nine months ended March 31, 2005, we recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $186,000 to write down certain P3 and DMx batches to their net realizable value.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2005 and 2004

Revenues

Our total revenues for the three months ended March 31, 2005 were $10.2 million compared with $7.6 million for the three months ended March 31, 2004. The $2.6 million increase in revenues in the quarter ended March 31, 2005 compared to the same period in the prior year is primarily attributable to higher clinical materials reimbursement, as well as increases in research and development support revenue, license fee and milestone payments, and development fees.

Research and development support revenue was $4.6 million and $4.1 million in the three months ended March 31, 2005 and 2004, respectively. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis.  During the three months ended March 31, 2005, this revenue also includes amounts earned for actual resources utilized under our development and license agreements with Biogen Idec and Centocor. The sanofi-aventis agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program. We entered into the agreement with sanofi-aventis in July 2003; initiation of the committed research funding began September 1, 2003.

Revenues from license and milestone fees for the three months ended March 31, 2005 increased $489,000 to $3.0 million from $2.6 million in the same period ended March 31, 2004. Included in license fees and milestone payments for the quarter ended March 31, 2005, is $2.0 million for the achievement of a milestone under the sanofi-aventis agreement related to the initiation of clinical testing of AVE9633 (huMy9-6-DM4), the anti-CD33 TAP compound.  In January 2004, the collaboration agreement with Vernalis was terminated.  As a result of the termination, we recognized the $1.5 million upfront fee that was received upon signing the original agreement and previously deferred.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2005 and 2004 is included in the following table:

	Three months ended March 31,
	2005	2004
Collaborative Partner:
sanofi-aventis	$2,600,000	$600,000
Genentech	160,704	160,704
Abgenix	112,500	137,500
Millennium	110,634	110,633
Boehringer Ingelheim	13,889	41,667
Centocor	41,667	—
Vernalis	—	1,500,000
Total	$3,039,394	$2,550,504

Deferred revenue of $17.0 million as of March 31, 2005 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $1.5 million to $2.4 million in the three months ended March 31, 2005, compared to $936,000 in the three months ended March 31, 2004. During the three months ended March 31, 2005, we shipped clinical materials in support of bivatuzumab mertansine, MLN2704 and huN901-DM1 clinical trials being conducted by partners, as well as preclinical materials in support of the development efforts of our collaborators.  During the same period in 2004, we released and shipped two MLN2704 batches to Millennium and one AVE9633 batch to Aventis.  The cost of clinical materials reimbursed for the three months ended March 31, 2005 and 2004 was $2.3 million and $729,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $203,000 in the three months ended March 31, 2005 compared to $43,000 during the same period in 2004. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators that do not qualify as revenue under the guidelines of EITF 99-19, Reporting Revenue Gross as Principal versus Net as Agent. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing and clinical trials of our own and, in certain instances, preclinical testing of our collaborators’ product candidates, and (iii) development related to improving clinical and commercial manufacturing processes.  Our research efforts are primarily focused in the following areas:

•                  Our activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

•                  Our contributions to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

•                  Process improvements related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

•                  Process improvements related to clinical and commercial production of the huC242 antibody and huC242-DM4 conjugate;

•                  Process improvements related to the production of DM1, DM4 and related maytansinoid cytotoxic agents and strain development of their precursor, ansamitocin P3;

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

On January 8, 2004, we announced that pursuant to the terms and conditions of the termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1 that we had licensed to Vernalis’ predecessor, British Biotech. Vernalis agreed to complete the Study 002 Phase I study that was initiated in the United Kingdom by British Biotech. Effective July 1, 2004, we assumed responsibility for the weekly-dosing Phase I/II clinical study, Study 001. We are taking steps to expedite the patient enrollment in Study 001. Additionally, we currently plan to initiate a clinical trial of huN901-DM1 in a relevant hematological malignancy, specifically CD-56 positive multiple myeloma. We expect to incur external expenses of approximately $140,000 related to clinical development of this product during the remainder of the current fiscal year. During the nine months ended March 31, 2005, we have incurred approximately $500,000 of external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after we have additional clinical data on this compound.

In January 2004, we announced our intention to advance cantuzumab mertansine, or a modified version of the compound, into a clinical trial that we plan to manage. In October 2004 we decided to move forward with a modified version of cantuzumab mertansine called huC242-DM4. We currently expect that a Phase I clinical trial will be initiated with huC242-DM4 in the calendar year 2005. We estimate that we will incur external expenses of approximately $210,000 during the remainder of the current fiscal year related to clinical development of this product candidate. During the nine months ended March 31, 2005, we have incurred approximately $1.4 million in external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after the clinical trial is completed.

We licensed our three most advanced preclinical product candidates to sanofi-aventis in 2003 under the terms of our discovery, development, and commercialization collaboration. These three product candidates are AVE9633, an anti-CD33 TAP compound for acute myeloid leukemia, an anti-IGF-1R antibody and a TAP compound for certain B-cell malignancies. During the quarter ended December 31, 2004, sanofi-aventis filed an Investigational New Drug Application (IND) for the anti-CD33 TAP compound AVE9633.  In the current quarter, sanofi-aventis initiated clinical testing of this compound.

The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers, as well as some hematological malignancies.  The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma.

The cost to develop new products to the IND stage can be significant. Under the terms of our discovery, development and commercialization collaboration with sanofi-aventis, they licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibody or antibody targets that we believe will have utility in oncology. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. Sanofi-aventis may only include a certain number of antibody targets in the research program at any one time. Sanofi-aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the collaborative research program. Under the terms of the agreement, we may advance any TAP compound, antibody or antibody target that sanofi-aventis has elected not to either initially include or later advance in the research program.

At present, the potential product candidates, except for huN901-DM1 and huC242-DM4, in our pipeline that are not part of the sanofi-aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop our potential products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The costs to take a product through clinical trials is dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. In many cases, we are unable to determine what, if any, indication a particular product candidate will treat until we have completed extensive preclinical studies. Given the uncertainties related to new drug development, we are currently unable to estimate when, if ever, our research stage product candidates will generate revenues and cash flows.

We believe that our research and development costs by project are confidential and the disclosure of such costs could have a material negative effect on our ability to negotiate with our suppliers, collaborators and potential collaborators and, accordingly, we do not disclose our individual project research and development expenses.

Research and development expenses for the three months ended March 31, 2005 increased $3.6 million to $9.8 million from $6.2 million for the three months ended March 31, 2004. Research and development compensation and benefits increased by $944,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of hiring additional staff for our research and development programs. The number of research and development personnel increased to 134 at March 31, 2005 compared to 107 at March 31, 2004. We also recorded as research and development expense $1.3 million of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy during the three months ended March 31, 2005. During the same period in the prior year, we recorded only $287,000 in similar expenses.  Additionally, during the three months ended March 31, 2005, we incurred approximately $912,000 of C242 antibody costs and $120,000 of clinical trial costs for huN901-DM1.  No similar expenses were incurred during the three months ended March 31, 2004.  Contributing to the increase in research and development expense was a $301,000 increase in facility allocation and depreciation expense. The increase primarily relates to the addition of two manufacturing suites that were placed into service in September and October 2004 and the renovation of certain other laboratory and office space.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 increased $393,000 to $2.2 million from $1.8 million for the three months ended March 31, 2004. General and administrative compensation and benefits expense increased by $271,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The number of general and administrative personnel increased to 24 at March 31, 2005 compared to 20 at March 31, 2004 as a result of hiring additional staff. In addition, professional fees increased $117,000 during the three months ended March 31, 2005 due to consulting work performed related to Sarbanes-Oxley Section 404 implementation and compliance.

Interest Income

Interest income for the three months ended March 31, 2005 increased $223,000 to $545,000 from $322,000 for the three months ended March 31, 2004. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $55,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. The difference is attributable to market conditions and the timing of investment sales.

Comparison of Nine Months ended March 31, 2005 and 2004

Revenues

Our total revenues for the nine months ended March 31, 2005 were $28.3 million compared with $16.6 million for the nine months ended March 31, 2004. The $11.6 million increase in revenues in the nine months ended March 31, 2005 compared to the same period in the prior year is primarily attributable to an increase in committed research funding earned under our discovery, development and commercialization agreement with sanofi-aventis, and increased clinical materials reimbursement revenue.

Research and development support revenue was $12.7 million and $9.2 million in the nine months ended March 31, 2005 and 2004, respectively. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis.  During the nine months ended March 31, 2005, this revenue also includes amounts earned for actual resources utilized under our development and license agreements with Biogen Idec and Centocor. The sanofi-aventis agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program. We entered into the agreement with sanofi-aventis in July 2003; initiation of the committed research funding began September 1, 2003.

Revenues from license and milestone fees for the nine months ended March 31, 2005 increased $1.4 million to $5.6 million in the nine-month period ended March 31, 2005 compared to $4.2 million in the nine-month period ended March 31, 2004. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine month periods ended March 31, 2005 and 2004 is included in the following table:

	Nine months ended March 31,
	2005	2004
Collaborative Partner:
Aventis	$4,300,000	$1,400,000
Genentech	482,112	482,112
Abgenix	362,500	408,334
Millennium	331,899	331,890
Boehringer Ingelheim	97,227	125,001
Centocor	41,667	—
Vernalis	—	1,500,000
Total	$5,615,405	$4,247,337

Clinical materials reimbursement increased $5.8 million to $8.9 million in the nine months ended March 31, 2005, compared to $3.1 million in the nine months ended March 31, 2004. During the nine months ended March 31, 2005, we shipped clinical materials in support of bivatuzumab mertansine, AVE9633, huN901-DM1 and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of our collaborators.  The increase in clinical materials reimbursement in the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In February 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. As a result, we expect a decrease in clinical materials reimbursement revenue in the near future. The cost of clinical materials reimbursed for the nine months ended March 31, 2005 and 2004 was $7.8 million and $2.7 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

We had development fees of $1.0 million in the nine months ended March 31, 2005 compared to $131,000 during the same period in 2004. Development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of product development. The amount of development fees we earn is directly related to the number of our collaborators or potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary from quarter to quarter and annually.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2005 increased $8.2 million to $24.3 million from $16.1 million for the nine months ended March 31, 2004. The increase in research and development expense is primarily the result of hiring additional staff for our research and development programs as well as costs associated with the manufacture of P3 and DMx and the write-off of amounts determined to be excess based on our inventory policy. The number of research and development personnel increased to 134 at March 31, 2005 compared to 107 at March 31, 2004. As a result, research and development compensation and benefits increased by $2.8 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. During the nine months ended March 31, 2005, we recorded research and development expense of $2.3 million for ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy. During the same period in the prior year, we recorded only $307,000 in similar expenses. Contributing to the increase in research and development expense was a $1.3 million increase in contract service expense and an $893,000 increase in facility allocation and depreciation expense. The increase in contract service expense primarily relates to $1.0 million of huC242 antibody costs along with $223,000 of huN901-DM1 clinical trial costs incurred during the nine months ended March 31, 2005. The increase in depreciation expense is primarily due to the addition of two manufacturing suites that were placed into service in September and October 2004 at our Norwood facility and the renovation of the laboratory and office space we have leased at 148 Sidney Street.  In addition, research supplies and patent costs increased $329,000 and $257,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2005 increased $673,000 to $5.7 million from $5.0 million for the nine months ended March 31, 2004. General and administrative compensation and benefits expense increased by $590,000 in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 as a result of hiring additional staff. The number of general and administrative personnel increased to 24 at March 31, 2005 compared to 20 at March 31, 2004.

Interest Income

Interest income for the nine months ended March 31, 2005 increased $311,000 to $1.4 million from $1.1 million for the nine months ended March 31, 2004. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $59,000 and $58,000 for the nine months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of March 31, 2005, we had approximately $91.6 million in cash and marketable securities.  Net cash used for operations during the nine months ended March 31, 2005 was $1.5 million compared to net cash provided by operations of $2.0 million during the nine months ended March 31, 2004. This decrease in operational cash in fiscal 2005 as compared to fiscal 2004 is due to the receipt of a $12.0 million upfront fee from sanofi-aventis in fiscal 2004. A similar amount was not received in fiscal 2005. This $12.0 million cash inflow was offset by higher working capital requirements in the nine months ended March 31, 2004 compared to the same period in the current year.

Net cash provided by investing activities during the nine months ended March 31, 2005 was $2.0 million compared to net cash provided by investing activities of $7.5 million during the nine months ended March 31, 2004. Cash flows from investing activities in the nine months ended March 31, 2005 and 2004 primarily reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  In the nine months ended March 31, 2004, purchases of marketable securities include the investment of the sanofi-aventis upfront payment in marketable securities. Capital expenditures were $1.9 million and $1.6 million for the nine-month periods ended March 31, 2005 and 2004, respectively.  Capital expenditures for the nine months ended March 31, 2005 consisted primarily of machinery and equipment for the build-out of our existing Norwood, Massachusetts pilot manufacturing facility, while capital expenditures for the nine months ended March 31, 2004 consisted primarily of costs associated with the renovation of certain other laboratory and office space as well as the purchase of new equipment.

Net cash provided by financing activities was $480,000 for the nine months ended March 31, 2005 compared to net cash provided by financing activities of $221,000 for the nine months ended March 31, 2004. For the nine months ended March 31, 2005, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 217,315 stock options at prices ranging from $0.84 to $6.78 per share. For the nine months ended March 31, 2004, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 108,541 stock options at prices ranging from $0.84 to $5.13 per share.

We currently anticipate that our existing capital resources and future payments from our collaborators, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will enable us to meet our current and projected operational expenses and capital expenditures for at least the next three to five fiscal years. We currently believe that our existing capital resources in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be realized. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

2005 (remaining three months)	$841,057
2006	3,364,228
2007	3,394,228
2008	2,868,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$12,097,886

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

Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to us or to our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business is likely to be severely harmed.

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

•                                          lack of adequate drug supply; or

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

We have entered into collaborations with Abgenix, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech, Millennium and sanofi-aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and from the development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product candidate subject to the collaborative agreement.  In addition, in August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now sanofi-aventis. To date this merger has had an inconsequential effect on our collaboration. We do not know yet what effect, if any, the merger will have on our collaboration with sanofi-aventis in the future. In addition, in February 2005, Boehringer Ingelheim discontinued development of bivatuzamab mertansine.  Under the 2001 agreement, Boehringer Ingelheim has retained its right, under the 2001 agreement, to use ImmunoGen’s DM1 TAP technology to create an anticancer compound to a different antigen target.  We do not know when or if Beohringer Ingelheim will exercise this right.

If our collaborators’ requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1, DM4, related small molecule effector drugs, and linker on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may be required to write down the value of excess inventory or suffer significant losses.

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

We have generated operating losses since our inception. As of March 31, 2005, we had an accumulated deficit of $218.0 million. For the nine months ended March 31, 2005 and the fiscal years ended June 30, 2004, 2003 and 2002, we generated losses of $8.2 million, $5.9 million, $20.0 million and $14.6 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates and bring more of the product development process in-house, which will be a time-consuming and expensive process.  Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

We rely on single source suppliers to manufacture the primary component for our DM1 and DM4 and other maytansinoid cytotoxic agents. Any problems experienced by either supplier could negatively affect our operations.

We rely on third-party suppliers for some of the materials used in the manufacturing of TAP product candidates and cytotoxic agents. Our small molecule effector agents include DM1 and DM4 (collectively DMx). DM1 and DM4 are used in our TAP product candidates in preclinical and clinical testing and are the subject of most of our collaborations. One of the primary components required to manufacture DM1 and DM4 is their precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business.  We also have an agreement with only one vendor to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators’ product candidates, which could negatively affect our business.

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next three to five years.  However, we may need additional financing sooner due to a number of factors including:

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2005, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 217,315 shares of common stock at prices ranging from $0.84 to $6.78 per share.  The total proceeds from these option exercises, approximately $480,000, will be used to fund current operations.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

(a) Exhibits

10.1                           Separation agreement with Christopher Missling, Ph.D. dated January 5, 2005.

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

ImmunoGen, Inc.

Date: May 6, 2005	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: May 6, 2005	By:	/s/ Karleen M. Oberton
Karleen M. Oberton
Senior Corporate Controller (principal financial and accounting officer)