Form 10-Q/A
period 2005-03-31
IMMUNOGEN INC
filed 2005-07-27
CIK 855654

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 21, 2005 for Immunogen Inc. is being filed solely for the purpose of revising certain information set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies and our cytotoxic agents. We have also used our TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on the commercial sales of any resultant product. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. Under the terms of the agreement, Aventis gained commercialization rights to three compounds that were in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration. This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities. Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo; it is now sanofi-aventis. To date this merger has had an inconsequential effect on our collaboration.  We do not know yet what effect, if any, the merger will have on our relationship with sanofi-aventis in the future.

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

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12 months’ usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the nine months ended March 31, 2005, we recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy. Additionally, in the nine-month period ended March 31, 2005 we recorded $369,000 to write down certain ansamitocin P3 and DMx batches to their net realizable value.

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

Revenues from license and milestone fees for the three months ended March 31, 2005 increased $489,000 to $3.0 million from $2.6 million in the same period ended March 31, 2004. Included in license and milestone fees for the quarter ended March 31, 2005, is $2.0 million for the achievement of a milestone under the sanofi-aventis agreement related to the initiation of clinical testing of AVE9633 (huMy9-6-DM4), the anti-CD33 TAP compound.  In January 2004, the collaboration agreement with Vernalis was terminated.  As a result of the termination, we recognized the $1.5 million upfront fee that was received upon signing the original agreement and previously deferred.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2005 and 2004 is included in the following table:

	Three months ended March 31,
	2005	2004
Collaborative Partner:
sanofi-aventis	$2,600,000	$600,000
Genentech	160,704	160,704
Abgenix	112,500	137,500
Millennium	110,634	110,633
Boehringer Ingelheim	13,889	41,667
Centocor	41,667	—
Vernalis	—	1,500,000
Total	$3,039,394	$2,550,504

Deferred revenue of $17.0 million as of March 31, 2005 represents payments received from our collaborators pursuant to our license and supply agreements that we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $1.5 million to $2.4 million in the three months ended March 31, 2005, compared to $936,000 in the three months ended March 31, 2004. During the three months ended March 31, 2005, we shipped clinical materials in support of bivatuzumab mertansine, MLN2704 and huN901-DM1 clinical trials being conducted by partners, as well as preclinical materials in support of the development efforts of our collaborators.  During the same period in 2004, we released and shipped two MLN2704 batches to Millennium and one AVE9633 batch to sanofi-aventis.  The cost of clinical materials reimbursed for the three months ended March 31, 2005 and 2004 was $2.3 million and $729,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, are directly related to  the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and  our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes, respectively. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and year to year.

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

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators that do not qualify as revenue under the guidelines of EITF 99-19, Reporting Revenue Gross as Principal versus Net as Agent. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents, (ii) preclinical testing of our own , in certain instances, preclinical testing of our collaborators’ product candidates, and the cost of our own clinical trials (iii) development related to clinical and commercial manufacturing processes, and (iv) manufacturing operations.  Our research efforts are primarily focused in the following areas:

•      Our activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

•      Our contributions to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

•      Process development related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

•      Process development related to clinical and commercial production of the huC242 antibody and huC242-DM4 conjugate;

•      Process improvements related to the production of DM1, DM4 and related maytansinoid cytotoxic agents and strain development of their precursor, ansamitocin P3;

•      Operations and maintenance of our pilot scale manufacturing plant;

•      Process improvements to our TAP technology;

•      Identification and evaluation of potential antigen targets;

•      Evaluation of internally-developed and in-licensed antibodies; and

•      Development and evaluation of additional cytotoxic agents.

Our TAP technology involves the attachment of a highly potent cell-killing agent to antibodies that target cancer cells to achieve targeted killing of cancer cells. The cytotoxic agents we currently use in the manufacture of our collaborators and our own conjugates are made from a precursor compound, ansamitocin P3, which is produced by fermentation. We have devoted substantial resources to improve the strain of the microorganism that produces ansamitocin P3 to enhance manufacturing yields and expect to continue to devote considerable resources to improve further the manufacturing processes for our effector molecules.

On January 8, 2004, we announced that pursuant to the terms and conditions of the termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1 that we had licensed to Vernalis’ predecessor, British Biotech. Vernalis agreed to complete the Phase I study that was initiated in the United Kingdom by British Biotech Study 002. Effective July 1, 2004, we assumed responsibility for the weekly-dosing Phase I/II clinical study, Study 001. We are taking steps to expedite the patient enrollment in Study 001. Additionally, we currently plan to initiate a clinical trial of huN901-DM1 in a relevant hematological malignancy, specifically CD-56 positive multiple myeloma. We expect to incur external expenses of approximately $140,000 related to clinical development of this product during the remainder of the current fiscal year. During the nine months ended March 31, 2005, we have incurred approximately $500,000 of external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after we have additional clinical data on this compound.

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

The potential product candidates that may eventually be excluded from the sanofi -aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome.  As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or failure to obtain necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable cost or with acceptable quality.

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.  Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted.  As a result of these uncertainties surrounding the timing and outcome of our clinical trials, we are currently unable to estimate when, if ever, our product candidates that have advanced or we intend to advance into clinical testing will generate revenues and cash flows.

Research and development expenses for the three months ended March 31, 2005 increased $3.6 million to $9.8 million from $6.2 million for the three months ended March 31, 2004. The number of research and development personnel increased to 134 at March 31, 2005 compared to 107 at March 31, 2004. As a result, research and development salaries and related expense increased by $944,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Facilities expense also increased $301,000 for the three months ended March 31, 2005 compared to the same period in the prior year. The increase in facilities expense is the result of placing into service two manufacturing suites in September and October 2004, and the renovation of certain other laboratory that was completed in the first half of fiscal 2004.

We do not track research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Three Months Ended March 31,
	2005	2004

Research	$3,248,000	$2,757,000
Preclinical and Clinical Testing	1,200,000	846,000
Process and Product Development	1,189,000	1,020,000
Manufacturing Operations	4,183,000	1,547,000

Total Research and Development Expense	$9,820,000	$6,170,000

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended March 31, 2005 increased $490,000 to $3.2 million, compared to $2.8 million for the three months ended March 31, 2004. The increase in research expenses was primarily the result of an increase in salaries and related expense.  The increase in salaries and related expenses was the result of an increase in personnel required to support the sanofi-aventis collaboration.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials.  Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses.  For the three months ended March 31, 2005, preclinical and clinical testing expenses increased $354,000 to $1.2 million, compared to $846,000 for the three months ended March 31, 2004. This increase is substantially due to an increase in salaries and related expense and clinical trial costs related to our product candidates. The increase in salaries expense is the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities. We incurred $120,000 of huN901-DM1 clinical trial costs during the three months ended March 31, 2005. We did not have any clinical trials of our own underway during the same period of the prior year.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes.  Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2005, total development expenses increased $170,000 to $1.2 million, compared to $1.0 million for the three months ended March 31, 2005. This increase is primarily the result of higher salaries and related expenses due to an increase in personnel.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operations and maintenance of our pilot scale manufacturing plant.  Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense.  A portion of these costs is recorded as “Costs of Clinical Materials Reimbursed” in our Statement of Operations. For the three months ended March 31, 2005, manufacturing operations expense increased $2.7 million to $4.2 million, compared to $1.5 million for the three months ended March 31, 2004. The increase in expense is primarily related to (i) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy, (ii) increase in salaries and related expenses,(ii) lower reimbursement amounts for the manufacture of clinical materials on behalf of our collaborators and  (iii) an increase in facilities expense.

During the three months ended March 31, 2005, we recorded as manufacturing expense of $1.3 million for ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy. During the same period in the prior year, we recorded only $287,000 in similar expenses. The higher write-off in 2005 as compared to 2004 contributed to the increase in other manufacturing operations expense in 2004, as noted above. Reserve requirements for excess quantities of P3 and DMx are principally determined based on our collaborators’ forecasted demand compared to our inventory position.  Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for future discussion of our inventory reserve policy).

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

Revenues from license and milestone fees  increased $1.4 million to $5.6 million in the nine-month period ended March 31, 2005, compared to $4.2 million in the nine-month period ended March 31, 2004. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2005 and 2004 is included in the following table:

	Nine months ended March 31,
	2005	2004
Collaborative Partner:
Sanofi -aventis	$4,300,000	$1,400,000
Genentech	482,112	482,112
Abgenix	362,500	408,334
Millennium	331,899	331,890
Boehringer Ingelheim	97,227	125,001
Centocor	41,667	—
Vernalis	—	1,500,000
Total	$5,615,405	$4,247,337

Clinical materials reimbursement increased $5.8 million to $8.9 million in the nine months ended March 31, 2005, compared to $3.1 million in the nine months ended March 31, 2004. During the nine months ended March 31, 2005, we shipped clinical materials in support of bivatuzumab mertansine, AVE9633, huN901-DM1 and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of our collaborators.  The increase in clinical materials reimbursement in the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In February 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. As a result, we expect a decrease in clinical materials reimbursement revenue in the near future. The cost of clinical materials reimbursed for the nine months ended March 31, 2005 and 2004 was $7.8 million and $2.7 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, are directly related to  the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and  our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes, respectively. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and year to year.

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

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2005 increased $8.2 million to $24.3 million from $16.1 million for the nine months ended March 31, 2004. The number of research and development personnel increased to 134 at March 31, 2005 compared to 107 at March 31, 2004. As a result, research and development compensation and benefits increased by $2.9 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.  Facility expenses increased $893,000 primarily due to the addition of two manufacturing suites that were placed into service in September and October 2004 and the renovation of certain other laboratory that was completed in the first half of fiscal 2004.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Nine Months Ended March 31,
	2005	2004

Research	$9,630,000	$7,814,000
Preclinical and Clinical Testing	3,659,000	2,246,000
Process and Product Development	3,563,000	2,754,000
Manufacturing Operations	7,439,000	3,322,000

Total Research and Development Expense	$24,291,000	$16,136,000

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the nine months ended March 31, 2005 increased $1.8 million to $9.6 million, compared to $7.8 million for the nine months ended March 31, 2004. The increase in research expenses was primarily the result of an increase in salaries and related expense.   The increase in salaries and related expenses was primarily the result of an increase in personnel required to support the sanofi-aventis collaboration.  Also contributing to the increase was an increase in lab supplies and related services as a result of the increase in personnel.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials.  Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses.  For the nine months ended March 31, 2005, preclinical and clinical testing expenses increased $437,000 to $3.7 million, compared to $2.3 million for the nine months ended March 31, 2004. This increase is substantially due to an increase in salaries and related expense and clinical trial costs related to our product candidates. The increase in salaries expense is the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities. We incurred $223,000 of huN901-DM1 clinical trial costs incurred during the nine months ended March 31, 2005. We did not have any clinical trials of our own underway during the same period of the prior year.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes.  Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2005, total development expenses increased $809,000 to $3.6 million, compared to $2.8 million for the nine months ended March 31, 2005.  This increase is primarily attributable to an increase in salaries and related expense due to an increase in personnel to support both our own as well as our collaborators’ development efforts for development activities.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operations and maintenance of our pilot scale manufacturing plant.  Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense. A portion of these costs is recorded as “Cost of Clinical Material Reimbursed” in our Statement of Operations. For the nine months ended March 31, 2005, manufacturing operations expense increased $4.1 million to $7.4 million, compared to $3.3 million for the nine months ended March 31, 2004. The increase in expense for the current nine month period compared to the same period in the prior year was primarily the result of (i) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy, (ii) lower reimbursement amounts for the manufacture of clinical materials on behalf of our collaborators, (iii) an increase in salaries and related expenses, and (iv) an increase in facilities expense.

During the nine months ended March 31, 2005, we recorded manufacturing expense of $2.3 million for ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy. During the same period in the prior year, we recorded only $307,000 in similar expenses. The higher write-off, contributed to an increase in manufacturing operations cost, as noted above. Reserve requirements for excess quantities of P3 and DMx are principally based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for future discussion of our inventory reserve policy).

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

In addition to the above, we have committed to make potential future milestone payments to a third party as part of an in-licensing arrangement. Payments under this arrangement generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been included in the table above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: July 27, 2005	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: July 27, 2005	By:	/s/ Daniel M. Junius
Daniel M. Junius
Senior Vice President and Chief Financial Officer (principal financial officer)