Form 10-Q/A
period 2004-09-30
IMMUNOGEN INC
filed 2005-07-28
CIK 855654

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended September 30, 2004 for ImmunoGen, Inc. is being filed solely for the purpose of revising certain information set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have entered into collaborative agreements that allow companies to use our TAP technology to develop commercial products containing their antibodies.  We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates.  Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales.  In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc.  Under the terms of the agreement, Aventis gains commercialization rights to three of the most advanced products in our preclinical pipeline and commercialization rights to certain new products developed during the research program portion of the collaboration.  This collaboration allows us to access Aventis’ cancer targets and their clinical development and commercialization capabilities.  Under the terms of the Aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program.  Should Aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo and is now part of sanofi-aventis Group. We do not know what effect, if any, the merger will have on our relationship with sanofi-aventis.

Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin.  Currently, our collaborative partners include Abgenix, Inc., Biogen Idec, Boehringer Ingelheim International GmbH, Genentech, Inc., Millennium Pharmaceuticals, Inc., and sanofi-aventis.  We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future.  As of September 30, 2004, we had approximately $95.0 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due to us under the sanofi-aventis agreement over the three-year research program, will enable us to meet our operational and capital expenditures for at least the next three to five fiscal years.

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

On October 1, 2004, we entered into a development and license agreement with Biogen Idec, Inc.  Under the terms of the agreement, we received a non-refundable upfront payment of $1 million upon execution of the agreement. We will defer the upfront payment and will recognize this amount to revenue over the period of our substantial involvement, which is estimated to be six years.  In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones.  Assuming all benchmarks are met, we will receive approximately $42 million of upfront and milestone payments.

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

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period.  Our estimate of the net realizable value of our inventory is subject to judgment and estimation.  The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess.  We record any such material identified as excess at its net realizable value.  Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements.  Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial.  Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.  During the three months ended September 30, 2004, we recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $166,000 to write down certain ansamitocin P3 and DMx batches to their net realizable value.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2004 and 2003

Revenues

Our total revenues for the three months ended September 30, 2004 were $9.0 million compared with $3.9 million for the three months ended September 30, 2003.  The $5.1 million increase in revenues in the quarter ended September 30, 2004 compared to the same period in the prior year is primarily attributable to committed research funding earned under our discovery, development and commercialization agreement with sanofi-aventis, in addition to higher revenues from license and milestone fees, higher clinical materials reimbursement, and higher development fees.

Research and development support revenue was $4.1 million and $1.2 million in the three months ended September 30, 2004 and 2003, respectively.  These amounts represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis.  The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program.  We entered into the agreement with sanofi-aventis in July 2003.  However, no resources were utilized under the agreement until September 2003.

Revenues from license and milestone fees for the three months ended September 30, 2004 increased to $1.5 million from $646,000 in the three month period ended September 30, 2003.  The $896,000 increase in license and milestone fees is attributable to the recognition of $600,000 during the three month period ended September 30, 2004 compared to $200,000 recognized during the same period in 2003 related to the amortization of the $12.0 million upfront fee received from sanofi-aventis.  We recognize this upfront payment over our estimated period of significant involvement of 5 years.  Also included in license and milestone fees for the quarter ended September 30, 2004, was $500,000 of milestone revenue earned under the sanofi-aventis collaboration agreement. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three month periods ended

September 30, 2004 and 2003 is included in the following table:

	Three months ended September 30,
	2004	2003
Collaborative Partner:
Sanofi-aventis	$1,100,000	$200,000
Genentech	160,704	160,704
Abgenix	129,167	133,334
Millennium	110,634	110,621
Boehringer Ingelheim	41,667	41,667
Total	$1,542,172	$646,326

Deferred revenue of $18.8 million as of September 30, 2004 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $1.0 million to $2.9 million in the three months ended September 30, 2004, compared to $1.9 million in the three months ended September 30, 2003. During the three months ended September 30, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the three months ended September 30, 2004, we released material produced for sanofi-aventis for preclinical purposes. The cost of clinical materials reimbursed for the three months ended September 30, 2004 and 2003 was $2.5 million and $1.8 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, are directly related to  the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and  our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes, respectively. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and year to year.

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

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents, (ii) preclinical testing  of our own and, in certain instances, our collaborators’ product candidates and the cost of our own clinical trials,  (iii) development of  clinical and commercial manufacturing processes, and (iv) manufacturing operations.  Our research efforts are primarily focused in the following areas:

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

In January 2004, we announced that we plan to advance cantuzumab mertansine, or a modified version of the compound, into a clinical trial that we plan to manage.  In October 2004 we decided to move forward with a modified version of the compound now called huC242-DM4. We currently expect that the Phase I clinical trial will be initiated in the calendar year 2005.  We currently estimate that we will incur external expenses of approximately $2.1 million during the current fiscal year related to clinical development of this product candidate.  During the three months ended September 30, 2004, we have incurred approximately $471,000 in external costs related to this product candidate. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound after the clinical trial is completed.

We have licensed three of the most advanced product candidates in our preclinical pipeline to sanofi-aventis under the terms of our discovery, development, and commercialization collaboration.  These three product candidates are an anti-CD33 TAP compound for acute myeloid leukemia, an anti-IGF-IR antibody and a TAP compound for certain B-cell malignancies. During the quarter, sanofi-aventis filed an Investigational New Drug Application (IND) for the anti-CD33 TAP compound for acute myeloid leukemia.  We currently expect sanofi-aventis to initiate clinical testing of the anti-CD33 TAP compound in the near future.

Anti-IGF-IR antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers, as well as some hematological malignancies.  At September 30, 2004, pursuant to our collaboration research program with sanofi-aventis, we continued to perform preclinical experiments to evaluate candidate antibodies, identified a lead antibody product candidate, and several alternate product candidates.  The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma.

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

The potential product candidates that may eventually be excluded from the sanofi-aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates which have advanced or we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome.  As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention  or delay of the successful completion of our clinical trials, or delay or failure to obtain necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other things, the medical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable cost or with acceptable quality.

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure or delay by us to obtain regulatory approvals would materially adversely affect our product development efforts and our business overall.  Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted.  As a result of these uncertainties surrounding the timing and outcome of our clinical trials, we are currently unable to estimate when, if ever, our product candidates which have advanced or we intend to advance into clinical testing will generate revenues and cash flows.

Research and development expenses for the three months ended September 30, 2004 increased $3.1 million to $7.9 million from $4.8 million for the three months ended September 30, 2003. The number of research and development personnel increased to 122 at September 30, 2004 compared to 93 at September 30, 2003. Research and development salaries and related expenses increased by $768,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Facilities expense also increased $289,000 for the three months ended September 30, 2004, compared to the same period for the prior year, due to an increase in expenses related to our  expansion of certain laboratory space that was completed in the first half of fiscal 2004. We expect future research and development expenses to increase as we continue development of our and our collaborators’ product candidates and technologies.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Three Months Ended September 30,
	2004	2003

Research	$2,801,000	$2,537,000
Preclinical and Clinical Testing	1,139,000	703,000
Process and Product Development	1,337,000	852,000
Manufacturing Operations	2,578,000	679,000

Total Research and Development Expense	$7,855,000	$4,771,000

Research: Research includes expenses associated with activities to identify and     evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents. Such expenses primarily include personnel, fees to in-license certain technology, facilities, and lab supplies. Research expenses for the three months ended September 30, 2004 increased $263,000 to $2.8 million from $2.5 million for the three months ended September 30, 2003. The increase in research expenses was primarily the result of an increase in salaries and related expense and an increase in facilities expense.  The increase in salaries and related expense was the result of an increase in personnel to support the sanofi-aventis collaboration.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost our own clinical trials.  Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses.  Preclinical and clinical testing expenses for the three months ended September 30, 2004 increased $437,000 to $1.1 million compared to $703,000 for the three months ended September 30, 2003. This increase is primarily due to an increase in salaries and related expense, as well as an increase in contract services expense. The increase in salaries and related expense is the result of an increase in personnel to support our own as well as our collaborators’ preclinical and clinical activities. Contract services increased $188,000 as a result of an increase in certain preclinical studies related to our own product candidates.

Process and Product Development: Process and product development expenses  include costs for development of clinical and commercial manufacturing processes.  Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2004, total development expenses increased $484,000 to $1.3 million compared to $852,000 for the three months ended September 30, 2003. The increase is primarily the result of higher salaries and related expenses due to an increase in personnel, and higher facilities expense.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operations and maintenance of our pilot scale manufacturing plant.  Such expenses include personnel, raw materials for our preclinical and clinical trials, manufacturing supplies, and facilities expense. A portion of these costs are recorded as “Cost of Clinical Material Reimbursed” in our Statement of Operations. For the three months ended September 30, 2004, manufacturing operations expense increased $1.9 million to $2.6 million, compared to $679,000 in the same period last year. The increase in expense is primarily the result of (i) an increase in contract services expense (ii) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy, and (iii) an increase in salaries and related expenses. These increases were partially offset by an increase in reimbursement amounts for the manufacture of clinical materials on behalf of our collaborators.

The increase in contract services primarily related to GMP manufacture of P3 and DMx at our vendors. Payments to the manufacturers of P3 and DMx were $1.3 million for the three months ended September 30, 2004, compared to $465,000 during the same period in the prior year, resulting in higher contract services in the current period, as noted above. The process of P3 and DMx production is lengthy with the amounts produced highly uncertain. Accordingly, costs incurred related to P3 and DMx production have fluctuated from period to period and we expect that these period fluctuations will continue in the future.

During the three months ended September 30, 2004 we recorded research and development expenses of $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $166,000 to write down certain batches of ansamitocin P3 and DMx to their net realizable values. During the same period in the prior year, we recorded only $20,000 in similar expenses. The higher write-off in 2004 as compared to 2003 contributed to the increase in manufacturing operations expense in 2004, as noted above. Reserve requirements for excess quantities of ansamitocin P3 and DMx are principally based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for future discussion of our inventory reserve policy).

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of September 30, 2004, we had approximately $95.0 million in cash and marketable securities.  Net cash provided by operations during the three months ended September 30, 2004 was $857,000 compared to net cash provided by operations of $6.5 million during the three months ended September 30, 2003. This decrease in operational cash in fiscal 2005 is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the sanofi-aventis collaboration, offset by higher working capital requirements in the three months ended September 30, 2003 compared to the same period in the current year.

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

2005 (remaining nine months)	$3,302,182
2006	3,348,228
2007	3,378,228
2008	2,852,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$14,511,011

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