Form 10-Q/A
period 2004-12-31
IMMUNOGEN INC
filed 2005-07-28
CIK 855654

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended December 31, 2004 is being filed solely for the purpose of revising certain information set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Under certain collaborative agreements, we receive our fully burdened cost to manufacture preclinical and clinical materials plus a profit margin. Currently, our collaborative partners include Abgenix, Inc., Biogen Idec, Boehringer Ingelheim International GmbH, Centocor, Inc., Genentech, Inc., Millennium Pharmaceuticals, Inc., and sanofi-aventis.  We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

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

We recognize the $12 million upfront fee we received from sanofi -aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, or related maytansinoid effector molecules, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months-usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the six months ended December 31, 2004, we recorded as research and development expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $185,000 to write down certain ansamitocin P3 and DMx batches to their net realizable value.

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

Revenues from license and milestone fees for the three months ended December 31, 2004 decreased $17,000 from $1.1 million in the three month period ended December 31, 2003 to $1.0 million in the same period ended December 31, 2004. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three month periods ended December 31, 2004 and 2003 is included in the following table:

	Three months ended December 31,
	2004	2003
Collaborative Partner:
Sanofi-aventis	$600,000	$600,000
Genentech	160,704	160,704
Abgenix	120,833	137,500
Millennium	110,635	110,636
Boehringer Ingelheim	41,667	41,667
Total	$1,033,839	$1,050,507

Deferred revenue of $18.1 million as of December 31, 2004 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $3.4 million to $3.6 million in the three months ended December 31, 2004, compared to $227,000 in the three months ended December 31, 2003. During the three months ended December 31, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the three months ended December 31, 2004, we shipped and released one clinical batch of an anti-CD33 TAP compound to sanofi-aventis. The cost of clinical materials reimbursed for the three months ended December 31, 2004 and 2003 was $3.0 million and $227,000, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, are directly related to the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes, respectively. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and year to year.

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

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators that do not qualify as revenue under the guidelines of EITF 99-19, Reporting Revenue Gross as Principal versus Net as an Agent.  Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, preclinical testing of our collaborators’ product candidates and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations.  Our research efforts are primarily focused in the following areas:

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

On January 2004, we announced our intention to advance cantuzumab mertansine, or a modified version of the compound, into a clinical trial that we plan to manage. In October 2004 we decided to move forward with a modified version of cantuzumab mertasine called huC242-DM4. We currently expect that a Phase I clinical trial will be initiated with huC242-DM4 in the calendar year 2005. We estimate that we will incur external expenses of approximately $1.5 million during the remainder of the current fiscal year related to clinical development of this product candidate. During the six months ended December 31, 2004, we have incurred approximately $500,000 in external costs related to this product candidate. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound after the clinical trial is completed.

We licensed our three most advanced preclinical product candidates to sanofi-aventis in 2003 under the terms of our discovery, development, and commercialization collaboration. These three product candidates are an anti-CD33 TAP compound for acute myeloid leukemia, an anti-IGF-1R antibody and a TAP compound for certain B-cell malignancies. During the quarter, sanofi-aventis filed an Investigational New Drug Application (IND) for the anti-CD33 TAP compound. We currently expect sanofi-aventis to initiate clinical testing of the anti-CD33 TAP compound in the near future.

The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors including certain breast, lung and prostate cancers, as well as some hematological malignancies. At December 31, 2004, pursuant to our collaboration research program with sanofi-aventis, we continued to perform preclinical experiments to evaluate candidate antibodies, identified a lead antibody product candidate, and several alternate product candidates. The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma.

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

Research and development expenses for the three months ended December 31, 2004 increased $1.4 million to $6.6 million from $5.2 million for the three months ended December 31, 2003.  The number of research and development personnel increased to 133 at December 31, 2004 compared to 99 at December 31, 2003. As a result, research and development compensation and benefits increased by $1.1 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. In addition, during the three months ended December 31, 2004, facilities expense increased $236,000 as compared to the same period in the prior year. The increase in facilities expense is of the result of placing into service two manufacturing suites in September and October 2004.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below since we use our research and development resources across multiple research and development projects.

	Three Months Ended December 31,
	2004	2003

Research	$3,582,000	$2,520,000
Preclinical and Clinical Testing	1,321,000	697,000
Process and Product Development	1,036,000	882,000
Manufacturing Operations	678,000	1,096,000

Total Research and Development Expense	$6,617,000	$5,195,000

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. For the three months ended December 31, 2004, research expenses increased $1.1 million to $3.6 million, compared to $2.5 million in the three months ended December 31, 2003. The increase in research expenses for the period was primarily the result of an increase in salaries and related expense and an increase in contract services for the production of research materials.   The increase in salaries and related expenses was the result of an increase in personnel to support the sanofi-aventis collaboration.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials.  Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses.  For the three months ended December 31, 2004, preclinical and clinical testing expenses increased $623,000 to $1.3 million, compared to $697,000 in the three months ended December 31, 2003. This increase in preclinical and clinical testing expense is substantially due to an increase in salaries and related expense and contract services expense. These increase in salaries and related expenses is the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities.  Contract services increased $200,000 as a result of an increase in certain preclinical studies related to our own product candidates.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes.  Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2004, total development expenses increased $155,000 to $1.0 million, compared to $ 882,000 for the three months ended December 21, 2003.  This increase is primarily attributable to an increase in salaries and related expenses.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operations and maintenance of our pilot scale manufacturing plant.  Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense.  A portion of these costs are recorded as “Costs of Clinical Materials Reimbursed” in our Statement of Operations. For the three months ended December 31, 2004, manufacturing operations expense decreased $418,000 to $678,000 compared to $1.1 million for the three months ended December 31, 2003. The decrease for the current three-month period compared to the same period in the prior year was primarily the result of higher reimbursement amounts for the manufacture of clinical materials on behalf of our collaborators and lower contract service expenses for antibody production. This decrease was partially offset by higher salaries and related expenses and higher facility expenses.

Antibody purchased in anticipation of potential future clinical trials was $240,000 during the quarter ended December 31, 2004, compared to $380,000 during the quarter ended December 31, 2003, resulting in lower contract services, as noted above. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, amounts incurred related to antibody production have fluctuated from period to period and we expect that these period fluctuations will continue in the future.

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

Revenues from license and milestone fees for the six months ended December 31, 2004 increased $879,000 to $2.6 million in the six month period ended December 31, 2004 compared to $1.7 million in the six month period ended December 31, 2003. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six month periods ended December 31, 2004 and 2003 is included in the following table:

	Six months ended December 31,
	2004	2003
Collaborative Partner:
Sanofi-aventis	$1,700,000	$800,000
Genentech	321,408	321,408
Abgenix	250,000	270,834
Millennium	221,269	221,257
Boehringer Ingelheim	83,334,	83,334
Total	$2,576,011	$1,696,833

Clinical materials reimbursement increased $4.3 million to $6.5 million in the six months ended December 31, 2004, compared to $2.2 million in the six months ended December 31, 2003. During the six months ended December 31, 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators. The increase in clinical materials reimbursement in the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704. In addition, during the six months ended December 31, 2004, we shipped and released one clinical batch of AVE9633 to sanofi-aventis in addition to material produced for sanofi -aventis for preclinical purposes. The cost of clinical materials reimbursed for the three months ended December 31, 2004 and 2003 was $5.5 million and $2.0 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials for which we are producing clinical material for our collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary from quarter to quarter and annually.

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

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2004 increased $4.5 million to $14.5 million from $10.0 million for the six months ended December 31, 2003. The number of research and development personnel increased to 133 at December 31, 2004 compared to 99 at December 31, 2003. As a result, research and development compensation and benefits increased by $1.6 million in the six months ended December 31, 2004 compared to the six months ended December 31, 2003.  Facility expenses increased $579,000 due to the addition of two manufacturing suites that were placed into service in September and October 2004 as well as expense associated with the expansion of certain laboratory space that was completed in the first half of fiscal 2004.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Six Months Ended December 31,
	2004	2003

Research	$6,382,000	$5,057,000
Preclinical and Clinical Testing	2,460,000	1,400,000
Process and Product Development	2,373,000	1,734,000
Manufacturing Operations	3,257,000	1,775,000

Total Research and Development Expense	$14,472,000	$9,966,000

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. For the six months ended December 31, 2004, research expenses increased $1.3 million to $6.4 million, compared to $5.1 million in the six months ended December 31, 2003. The increase in research expenses for the period was primarily the result of increases in salaries and related expenses, facilities expense and an increase in contract services for the production of research materials.. The increase in salaries and related expenses is the result of an increase in personnel to support our collaboration with sanofi–aventis.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost our own clinical trials.  Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses.  For the six months ended December 31, 2004, preclinical and clinical testing expenses increased $437,000 to $2.5 million, compared to $1.4 million in the six months ended December 31, 2003. This increase in preclinical and clinical testing expense is substantially due to increases in salaries and related expense and an increase in contract services.  The increase in salaries and related expense is the result of an increase in personnel to support our own clinical activities.  The increase in contract services is a result of an increase in certain preclinical studies related to our own product candidates.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes.  Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2004, total development expenses increased $639,000 to $2.4 million, compared to $1.7 million for the six months ended December 21, 2003.  This increase is primarily attributable to an increase in salaries and related expenses as well as an increase in facilities expense.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operations and maintenance of our pilot scale manufacturing plant.  Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense.  A portion of these costs are recorded as “Costs of Clinical Materials Reimbursed” in our Statement of Operations. For the six months ended December 31, 2004, manufacturing operations expense increased $1.5 million to $3.3 million, compared to $1.8 million for the six months ended December 31, 2003. The increase in expense for the current six month period compared to the same period in the prior year was primarily the result of increases in (i) salaries and related expenses,(ii) facilities expense and manufacturing supplies and (iii) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy . These increases were partially offset by an increase in reimbursement amounts for the manufacture of clinical materials on behalf of our collaborators.

During the six months ended December 31, 2004, we recorded as expense $980,000 of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy. During the same period in the prior year, we recorded only $20,000 in similar expenses. The higher write-off in 2004 as compared to 2003 contributed to the increase in other manufacturing operations expense in 2004, as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of December 31, 2004, we had approximately $93.3 million in cash and marketable securities.  Net cash used for operations during the six months ended December 31, 2004 was $62,000 compared to net cash provided by operations of $639,000 during the six months ended December 31, 2003. This decrease in operational cash in fiscal 2005 is a result of the upfront fee of $12.0 million received in August 2003 pursuant to the terms of the sanofi-aventis collaboration, offset by higher working capital requirements in the six months ended December 31, 2003 compared to the same period in the current year.

Net cash provided by investing activities during the six months ended December 31, 2004 was $129,000 compared to net cash used for investing activities of $1.3 million during the six months ended December 31, 2003. Cash flows from investing activities in the six months ended December 31, 2004 and 2003 primarily reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures.  In the six months ended December 31, 2003, purchases of marketable securities include the investment of the sanofi-aventis upfront payment in marketable securities. Capital expenditures were $1.2 million for both six month periods ended December 31, 2004 and 2003. Capital expenditures for the six months ended December 31, 2004 consisted primarily of machinery and equipment for the build-out of our existing Norwood, Massachusetts development and pilot manufacturing facility, while capital expenditures for the six months ended December 31, 2003 consisted primarily of costs associated with the renovation of the laboratory and office space we have leased at 148 Sidney Street as well as the purchase of new equipment.

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

2005 (remaining six months)	$1,682,114
2006	3,364,228
2007	3,394,228
2008	2,868,073
2009	698,700
Thereafter	931,600

Total minimum lease payments	$12,938,943

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