Form 10-K
period 2005-06-30
IMMUNOGEN INC
filed 2005-08-29
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at December 31, 2004: $260,013,590 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 23, 2005: 41,074,022 shares.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Item 1.   Business

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, referred to in this document as we, us, or the Company), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2005 unless otherwise indicated.

The Company

We create and develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small molecule cell-killing agents. Our Tumor-Activated Prodrug (TAP) technology uses monoclonal antibodies, which can bind specifically to cancer cells, to deliver one of our proprietary cell-killing (cytotoxic) agents specifically to those cancer cells. Our TAP technology is designed to significantly increase the anticancer activity of tumor-targeting antibodies, and thus enable us and our partners to develop product candidates that effectively kill cancer cells while minimizing damage to healthy tissue.

We believe that our expertise in antibodies and our TAP technology will enable us to become a leader in the development of innovative biopharmaceutical treatments for cancer. We plan to achieve this goal by making use of  a business model that exploits our proprietary methods for discovering and developing antibody-based anticancer therapies as well as our broad scientific capabilities and drug development expertise in oncology. In addition to the use of our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer compounds, we also out-license our TAP technology to other companies for use with their antibodies. We currently have technology out-license agreements with Abgenix, Inc., Biogen Idec, Inc., Boehringer Ingelheim International GmbH, Centocor, Inc., which is a wholly-owned subsidiary of Johnson & Johnson, Genentech, Inc., and Millennium Pharmaceuticals, Inc. that provide these companies certain rights to use our TAP technology with their antibodies to develop TAP compounds. We also have entered into a collaboration and out-license agreement with the sanofi-aventis Group to discover, develop, and commercialize novel antibody-based anticancer products. The collaboration focuses on the development of three licensed product candidates and the discovery of additional targets and product candidates. Our technology and product license agreements provide cash to ImmunoGen through upfront and milestone payments, and also will provide royalties on any resulting product sales. These cash inflows partially finance the development of our internal product programs and the continued development of our TAP technology.

Our two lead product candidates, huN901-DM1 and huC242-DM4, are currently in clinical testing. HuN901-DM1 consists of the huN901 antibody, developed and humanized by us, which binds to the CD56 antigen, with our cytotoxic agent, DM1, attached. HuN901-DM1 is currently in two clinical trials in relapsed small-cell lung cancer (SCLC) that were initiated by our former partner, British Biotech (now Vernalis): a Phase I/II study (Study 001) with a weekly-dosing regimen and a Phase I study (Study 002) with a daily-dosing regimen. Vernalis is required to complete Study 002 and was responsible for Study 001 through June 30, 2004. We assumed responsibility for Study 001 on July 1, 2004. On January 8, 2004, we announced that, pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we have regained all rights to develop and commercialize huN901-DM1. We have expanded Study 001 to include more clinical centers and patients. Additionally, we are in the process of starting a Phase I clinical trial to evaluate the safety of huN901-DM1 in patients with relapsed or refractory multiple myeloma, and to establish the maximum tolerated dose of the compound in this patient population. The study also will evaluate the preliminary signs of anticancer activity of huN901-DM1 in multiple myeloma.

Our second clinical TAP product candidate, huC242-DM4, consists of the humanized C242 monoclonal antibody with our cytotoxic agent, DM4, attached and is in development for the treatment of colorectal, pancreatic, and other cancers that express the CanAg antigen targeted by the compound. An earlier TAP product candidate with the huC242 antibody, called cantuzumab mertansine, was tested clinically and found to be well tolerated at doses that demonstrated evidence of biological activity. In preclinical studies, huC242-DM4 was found to be significantly more active than cantuzumab mertansine with comparable safety. HuC242-DM4 is currently in a Phase I clinical trial to evaluate its safety and to identify the maximum tolerated dose (MTD) of the compound. Once the MTD is defined, additional patients with tumors that consistently  express CanAg will be enrolled to gain further experience with this compound.

In addition to our own product candidates, two collaborators that licensed our TAP technology also have commenced clinical trials with product candidates using our TAP technology. Millennium licensed our maytansinoid technology, including DM1, for the development of our TAP compounds targeting prostate-specific membrane antigen (PSMA). On November 19, 2002, Millennium informed ImmunoGen that clinical testing of MLN2704 had been initiated. On October 9, 2003, Millennium announced it had initiated a second trial with the compound, a multi-dose Phase I/II study. Boehringer Ingelheim licensed our DM1 TAP technology for use with antibodies that target CD44. On October 8, 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of DM1 and Boehringer Ingelheim’s anti-CD44v6 antibody, had been initiated on or about September 24, 2002. On February 7, 2005, Boehringer Ingelheim informed ImmunoGen that it had elected to discontinue its development of bivatuzumab mertansine.

On March 16, 2005, sanofi-aventis informed ImmunoGen that  it had initiated clinical testing with the anti-CD33 TAP compound for acute myeloid leukemia, huMy9-6-DM4, that it licensed from ImmunoGen.

For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

ImmunoGen was organized as a Massachusetts corporation in March 1981. Our principal offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com. ImmunoGen’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a code of corporate conduct that applies to all our directors, officers and employees and a code of ethics that applies to our senior officers and financial personnel. Our code of corporate conduct and code of ethics are available free of charge by contacting Investor Relations at (617) 995-2500 or at info@immunogen.com.

Our Market Opportunity

According to the American Cancer Society, cancer is a leading cause of death worldwide and the second leading cause of death in the United States where approximately 1.4 million new cases and nearly 571,000 deaths are expected this year. Because cancer is a progressive disease, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year. The National Cancer Institute estimates that there are approximately 10.1 million people currently residing in the United States who have been diagnosed with cancer at some point during their lifetime. Surgery, radiation therapy and chemotherapy are all widely used in the treatment of cancer, but frequently prove to be incomplete or ineffective and are often toxic to patients. We have developed our TAP technology to address this unmet therapeutic need.

Monoclonal antibody products have  gained increased use as cancer therapeutics. The rapid discovery and validation of antibody targets combined with advances in the technologies for developing and producing antibody products have led to growing interest in the commercial development of antibodies as therapeutic products. Antibodies such as Rituxan® (rituximab), Herceptin® (trastuzumab), Avastin (bevacizumab) and Erbitux® (cetuximab) collectively generated nearly $3.0 billion in sales in calendar 2004 and, we believe, validate the use of antibodies in the treatment of cancer. However, while some antibodies demonstrate anti-tumor activity, others are not potent enough to kill cancer cells. Through our antibody discovery and development expertise, we can rapidly generate highly specific antibodies against validated targets. Using our TAP technology, we can significantly improve the anticancer activity of a monoclonal antibody by attaching a cytotoxic payload to it. When engineered properly, an antibody acts as a delivery vehicle to carry one of our powerful small-molecule cell-killing agents specifically to targeted cancer cells and thus help minimize damage to healthy tissue.

Our Tumor-Activated Prodrug (TAP) Technology

Our TAP technology consists of a small-molecule cytotoxic agent, or effector molecule, that is chemically linked, or conjugated, to an antibody. The antibodies we select target and bind specifically to antigens that are primarily found on the surface of cancer cells. Once bound to the antigen on the cell surface, the TAP compound is brought into the cancer cell and the cytotoxic agent is released and can kill the cancer cell.

Because TAP compounds are inactive until the drug component is released from the antibody component inside the target cell, each TAP compound can be considered, or acts, as a prodrug. This means that the effector molecule remains inactive while circulating in the body and is only activated once inside a cell. We believe our targeted delivery approach has the potential to minimized damage to healthy tissue. This design allows us to deliver significantly more effector molecule to the tumor than would be the case if the effector molecule was administered detached from the antibody.

All TAP product candidates in clinical testing have either DM1 or DM4,both of which are semi-synthetic derivatives of a naturally occurring substance called maytansine. Maytansinoid agents, such as our DM1 and DM4, are potent inhibitors of cell division and can kill cancer cells at extremely low concentrations.

In addition to DM1 and DM4, we have tested several maytansinoids as well as  potent effector molecules belonging to other classes of small molecule drugs. Laboratory and preclinical tests lead us to believe that some of these small molecule drugs offer great promise for use as effector molecules in our TAP compounds.

We believe our TAP compounds will offer advantages over other types of cancer treatments because we design the products to have the following attributes:

•       HIGH SPECIFICITY. We develop our TAP compounds with antibodies that bind to specific markers primarily expressed on certain types of cancer cells to target the compound to those cancer cells.

•       HIGH POTENCY. We use highly potent small molecule effectors that are at least 100 to 10,000 times more cytotoxic than traditional chemotherapeutics.

•       STABLE LINKAGE AND RELEASE. We design our TAP compounds with a  stable link between the antibody and the effector molecule so the effector molecule is not released in the blood and is active only after the TAP compound is inside the cancer cell.

•       REDUCED TOXICITY. We believe our TAP compounds have the potential to improve the quality of life for patients due to reduced toxicity and more tolerable side effects compared with traditional chemotherapeutics.

•       NON-IMMUNOGENIC. We use humanized antibodies and non-protein-based effector molecules in our TAP compounds. This reduces the risk that, with repeat administration, our TAP compounds will elicit an attack by the body’s immune system that could render them ineffective for repeat use.

Additional Anticancer Therapeutics

Using our expertise in cancer biology and antibodies, we also develop novel therapeutic antibodies that are effective in non-conjugated, or “naked”, form. We have extensive experience and know-how that facilitates the efficient generation of highly specific antibody product candidates. Using our proprietary antibody resurfacing technology for antibody humanization, these antibodies are engineered to resemble human antibodies and thereby avoid an unwanted response by the patient’s immune system. We believe that, as product candidates, our antibodies have several potential clinical and commercial advantages over traditional chemotherapeutics. These advantages include a faster product development cycle and fewer unwanted side effects as a result of high specificity for the disease target.

Business Goals and Strategy

Our goal continues to focus on becoming a leader in the development of therapeutic antibodies and targeted biopharmaceutical treatments for certain cancers. We plan to achieve this goal through  a business model that is designed to exploit our proprietary TAP technology as well as our scientific and technological capabilities in oncology and in the generation and development of antibody therapeutics. Specifically, we license our TAP technology to third parties to generate cash flow to ImmunoGen through upfront, milestone, research and development fees, reimbursement for the production of clinical materials and royalty payments on any resulting product sales. These cash inflows partially finance the cost of developing our internal product candidates and the continued development of our TAP technology. We believe that our broad range of product-focused partnerships that leverage our antibody and TAP expertise will help in providing a risk-reduced path to commercialization and support the aggressive advancement of our technology and clinical pipeline. Importantly, we also intend to build long-term value by exploiting our TAP technology platform and broad expertise in target discovery and validation, antibody development and humanization by resurfacing through  the development of  novel therapeutics of our own that address significant unmet medical needs.

We have entered into technology out-license collaborations with a number of  biotechnology and pharmaceutical companies, including Abgenix, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech, Millennium, and the sanofi-aventis Group. These arrangements are structured to provide us with upfront fees, milestone payments and royalties if our collaborators are successful in the development and commercialization of products. Under each of these arrangements, we work cooperatively with the other party to foster the development of commercially viable products. Specifically, we support our collaborators by working with each company to identify and refine processes for developing, testing and manufacturing their TAP or antibody product candidates. We also manufacture Phase I and non-pivotal Phase II clinical material on a fully burdened cost or, in some collaborations, cost plus, reimbursement basis.

We utilize the cash flows from our out-license deals to the development of our own product candidates and the continued development of our TAP technology. With respect to our product candidates, we feed our pipeline with a combination of both internally-developed and acquired targets. We also acquire drug discovery technology through in-license agreements or other strategic arrangements with third parties. We also conduct our own discovery and development efforts. To date, our internal development efforts have been responsible for our huC242-DM4 and huN901-DM1 product candidates, as well as for several research and development stage therapeutic candidates, including AVE9633, a TAP compound for acute myeloid leukemia, an anti-IGF-1R antibody and several other candidates that are within our collaborative research program with sanofi-aventis.

We believe that the key initiatives to successfully carry out our business plan are:

•       DEVELOP AND ADVANCE OUR PROPRIETARY PRODUCT PIPELINE. We currently have two TAP product candidates for which we own the rights to develop and commercialize: huN901-DM1 and huC242-DM4. We intend to advance huN901-DM1 and huC242-DM4 through human clinical trials that can establish their clinical utility in a certain indication or indications. We also intend to capitalize on our technological expertise in antibodies and our preclinical and clinical development expertise in oncology to broaden our proprietary pipeline. We may support this effort by acquiring promising product candidates from third parties by developing additional novel product candidates internally or both. We also intend to exploit this pipeline by selectively out-licensing certain compounds for development by third parties. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program with sanofi-aventis, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elects to exclude any antibodies or antibody targets, we may choose to develop the products.

•       BROADEN OUR TECHNOLOGY BASE. We will continue to enhance our TAP technology platform by identifying and developing potential target candidates, linkers, and effector molecules using the latest technological advances. Our target identification and product development activities take advantage of our own internal development capabilities as well as those we have acquired from third parties. We recognize the value of antibodies and small molecules as complementary tools for the treatment of cancer and believe they both have important roles to play in our continued development. Finally, we are pursuing, both internally and with third parties, innovative methods of manufacturing and process development.

•       SUPPORT OUR CURRENT COLLABORATORS. We have successfully out-licensed our TAP technology to third party collaborators. We also out-licensed certain product candidates  to sanofi-aventis to expedite their development. We anticipate that these arrangements will generate cash flow through upfront fees, milestone payments and royalties on the sales of any resulting products. Currently, two products from these collaborations, MLN2704 and AVE9633, are in Phase I/II and Phase I clinical trials, respectively. Our strong base of established strategic alliances with major pharmaceutical and biotechnology companies has the potential to provide us with substantial cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline , and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators’ substantial resources, proprietary targets and expertise in research, preclinical and clinical development, regulatory issues, manufacturing and marketing.

•       ESTABLISH AND EXPAND STRATEGIC ALLIANCES. We intend to continue to out-license our TAP technology to third party collaborators. We already have a strong base of established strategic alliances with major pharmaceutical and biotechnology companies and, in the future, we intend to enter into additional collaborations that may provide us with additional cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline and reduce our product development risks.

Product Candidates

Four TAP product candidates are currently in human clinical trials. In addition, several other product candidates of our collaborators are in preclinical and research stages of development.

The following table summarizes the antigen targets, cancers expressing the target, development stages and collaborative partners for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions of these product candidates appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators’ clinical trials will demonstrate the level of safety and efficacy of any product candidates that would be necessary to obtain regulatory approval.

Product Candidates	Antigen Target	Target-Specific Cancer	Development Stage(1)	Developer/Partner
huN901-DM1	CD56	Small-cell lung cancer; certain neuroendocrine cancers; certain hematological malignancies	Phase I/II	ImmunoGen
huC242-DM4	CanAg	Gastrointestinal cancers, including colorectal, pancreatic, and gastric cancers; many non-small-cell lung cancers	Phase I	ImmunoGen
MLN2704	Prostate-Specific Membrane Antigen (PSMA)	Prostate cancer	Phase I/II	Millennium
AVE9633	CD33	Acute myeloid leukemia	Phase I	ImmunoGen/ sanofi-aventis
Anti-IGF-1R antibody	IGF-1R	Solid tumors, including lung, breast, prostate; certain hematological malignancies	Preclinical	ImmunoGen/ sanofi-aventis
Trastuzumab-DM1	HER2	HER2 positive cancers	Preclinical	Genentech
Others			Research/ Preclinical	ImmunoGen, Partners

(1)        See “Regulatory Matters” below for the definition of Phase I and Phase I/II clinical trials. Preclinical status indicates that we, or our partners, are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in preclinical models or biochemical assays. Research status indicates that we, or our partners, are conducting research studies to determine each product candidate’s viability as a potential therapeutic.

HuN901-DM1

We are developing the TAP product candidate huN901-DM1 for the treatment of small-cell lung cancer (SCLC) as well as hematological and other CD56-positive malignancies. Our huN901-DM1 TAP product was created by conjugating our cytotoxic agent, DM1, with the humanized monoclonal antibody, N901, which binds to CD56, a protein present on the surface of SCLC cells, certain neuroendocrine cancers and certain hematological malignancies. In preclinical studies, huN901-DM1 eradicated human SCLC tumors and CD56-positive multiple myeloma cells in animal models.

SCLC is a serious and rapidly progressive form of lung cancer. According to the American Cancer Society, SCLC accounts for approximately 13% of all lung cancer cases. Existing treatments for SCLC include chemotherapy and radiotherapy, and although initial responses to therapy are often seen, patients commonly relapse and most die from their disease. Median survival for such patients is less than a year. The overall 5-year survival rate is estimated to be less than five percent.

In May 2001, Vernalis (formerly British Biotech) initiated a Phase I/II trial (Study 001) for this compound in the United States. This study marked the first use of huN901-DM1 in cancer patients. Patients receive a weekly, intravenous dose of huN901-DM1 for four consecutive weeks in a six-week cycle. Patients may be eligible to receive repeat cycles.

In August 2002, Vernalis initiated a second Phase I trial (Study 002) for this compound in the United Kingdom. This study assesses daily dosing of the product and complements the weekly dosing study, Study 001. The compound is administered daily for three consecutive days in a 21-day cycle.

Both studies are open label studies designed to assess the safety, tolerability, and pharmacokinetics of increasing doses of huN901-DM1. Clinical activity also is evaluated. The eligible patients in Study 001 have relapsed SCLC. The eligible patients in Study 002 have SCLC or other solid tumors that express the CD56 antigen targeted by the compound’s antibody component. Through June 30, 2004 Vernalis was responsible for conducting both trials and, as such, was responsible for the clinical trial schedule.

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we have regained the rights to develop and commercialize huN901-DM1. Vernalis will complete Study 002. As of July 1, 2004, we assumed responsibility for Study 001, which we subsequently expanded. Additionally, we are initiating a clinical trial of huN901-DM1 in CD56-positive multiple myeloma.

We reported initial Phase II clinical findings with the compound in SCLC at the American Society of Clinical Oncology (ASCO) annual meeting in May 2005. Fourteen patients had received huN901-DM1 in this study at the time of this meeting: thirteen patients with SCLC and one patient with a CD56-positive small-cell carcinoma of the cervix. The patients all had cancer that had relapsed after previous treatment. Each received huN901-DM1, as monotherapy, weekly for four weeks every six-weeks. Efficacy information was available for eleven patients. Among this small group of patients, one patient with relapsed small-cell lung cancer had significant tumor regression (a partial response)  that was sustained for over 18 weeks. The patient with small-cell carcinoma of the cervix also had a partial response in her first treatment cycle, but did not receive further treatment and her cancer progressed. Three patients had stable disease that was not durable. We have expanded this study to include more patients, a total of thirty-five, to better define the clinical activity of huN901-DM1 in SCLC. We expect to report findings from Study 002 during the current fiscal year.

HuC242-DM4

Our TAP product candidate, huC242-DM4, consists of the humanized monoclonal antibody huC242 and our small drug effector molecule DM4. The CanAg receptor targeted by huC242 is present in gastrointestinal cancers, including colorectal, pancreatic and gastric cancers, and certain non-small-cell lung cancers and is minimally expressed on normal human tissues. In Phase I clinical trials conducted by GlaxoSmithKline, an earlier compound with this same antibody, cantuzumab mertansine, was found to be well tolerated and showed evidence of anticancer activity.

In June 2005, patient dosing was initiated for the Phase I study of huC242-DM4. In this dose-escalation study, huC242-DM4 will be administered once every three weeks to patients with refractory CanAg-expressing cancers. The primary objective of this study is to evaluate the safety and pharmacokinetics of huC242-DM4 , and to identify the maximum tolerated dose (MTD) of the compound.

Once the MTD is defined, additional patients will be enrolled with tumors that consistently and intensely express CanAg to gain further experience with this compound.

MLN2704

Millennium licensed our maytansinoid technology, including DM1, for the development of TAP compounds targeting prostate-specific membrane antigen (PSMA). MLN2704 combines Millennium’s monoclonal antibody MLN591 with DM1. On November 19, 2002, Millennium informed ImmunoGen that clinical testing of MLN2704 had been initiated. This event triggered a milestone payment of $1.0 million from Millennium to ImmunoGen. On October 9, 2003, Millennium announced it had initiated a second trial with the compound, a multi-dose Phase I/II study. Millennium reported initial clinical findings with MLN2704 at the 2004 and 2005 ASCO annual meetings.

AVE9633

Sanofi-aventis has licensed the worldwide commercialization rights to our anti-CD33 TAP compound huMy9-6-DM4.  This TAP compound is being developed for the treatment of acute myeloid leukemia. On March 16, 2005, sanofi-aventis informed ImmunoGen that it had initiated clinical testing for AVE9633 (huMy9-6-DM4), triggering a $2.0 million milestone payment to ImmunoGen.

Anti-IGF-1R Antibody

Sanofi-aventis has licensed the worldwide commercialization rights to our anti-IGF-1R antibody. This product candidate is a non-conjugated “naked” antibody with the potential to be developed for the treatment of solid tumors, including lung, breast, prostate cancers and certain hematological malignancies. This product candidate is currently in the preclinical stage of development.

Compound for Certain B-Cell Malignancies

Sanofi-aventis has licensed from us the worldwide commercialization rights to a TAP compound that targets certain B-cell malignancies, including non-Hodgkin’s lymphoma.

Trastuzumab-DM1

We have licensed our maytansinoid technology, including DM1 and DM4, to Genentech for the development of TAP compounds for cancers expressing the HER2 antigen. Trastuzumab-DM1 combines DM1 with Genentech’s monoclonal antibody trastuzumab (Herceptin®). As a naked antibody, Herceptin® is currently approved for use as first-line therapy in combination with Taxol® and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

Other Potential Products

In April 2005 and in July 2005, we entered into licenses with  Genentech to enable Genentech to use our TAP technology with antibodies to undisclosed targets to develop TAP compounds to those targets. In December 2004, we entered into a license with Centocor, a wholly-owned subsidiary of Johnson & Johnson, to enable Centocor to use our TAP technology with antibodies to an undisclosed target to develop TAP product(s). In October 2004, we entered into a license with Biogen Idec to enable Biogen Idec to use  our TAP technology with antibodies to an undisclosed target.

We also have licensed our maytansinoid technology, including DM1 and DM4, to Genentech for certain research uses directed toward the development of TAP compounds that combine our maytansinoid effector molecules with antibodies owned by Genentech. We have licensed to Abgenix the right to test our maytansinoid technology with its fully-human antibodies. Finally, we have a collaboration agreement with

Millennium that provides them access to our TAP technology for use with a limited number of Millennium’s proprietary antibodies.

We also have two collaboration agreements with MorphoSys. Pursuant to the terms of the first agreement, MorphoSys has identified a fully-human antibody against one of our cell surface targets that we may develop as an anticancer therapeutic. Under the second agreement, we have licensed MorphoSys’ HuCAL®, or Human Combinatorial Antibody Library, technology for the generation of research antibodies. We believe that access to the HuCAL® technology will facilitate and accelerate our internal research efforts.

Bivatuzumab Mertansine

Boehringer Ingelheim licensed our maytansinoid DM1 TAP technology for use with antibodies that target CD44, such as their anti-CD44v6 antibody. On October 8, 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen’s DM1 effector molecule and Boehringer Ingelheim’s anti-CD44v6 antibody had been initiated on or about September 24, 2002. The achievement of this milestone triggered a  payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. On February 7, 2005, Boehringer Ingelheim informed ImmunoGen that it had elected to discontinue its development of bivatuzumab mertansine. Development of bivatuzumab mertansine was discontinued due to the occurrence of skin toxicity in Phase I clinical trials in patients with advanced carcinoma. In addition to its expression on various carcinomas, including squamous cell carcinomas and a proportion of adenocarcinomas, published data indicate that  CD44v6  also is expressed on normal proliferating epidermal skin cells.

Out-Licenses and Collaborations

As part of our business strategy  to develop and commercialize TAP compounds, we enter into license agreements with third parties where we grant them the right to use our TAP technology with their proprietary antibodies. In some cases, we have out-licensed certain rights to our own TAP compounds to companies with product development and commercialization capabilities that we desired to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. Our principal out-licenses and collaborative agreements are listed below.

sanofi-aventis

In July 2003, we entered into a broad collaboration agreement with Aventis to discover, develop and commercialize anticancer therapeutics. The agreement provides Aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates from our preclinical pipeline: our anti-CD33 TAP compound huMy9-6-DM4 (AVE9633) for acute myeloid leukemia, an anti-IGF-1R antibody and a TAP compound for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research period that began September 1, 2003. In August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now known as sanofi-aventis. To  date, the merger has had an inconsequential effect on our collaboration. We cannot however predict, the effect, if any, that the merger may have on our collaboration with sanofi-aventis in the future.

Under the 2003 agreement, sanofi-aventis has the option, upon giving  12 months’ advance notice for each, to request that we extend the research program for two additional 12-month periods. If sanofi-aventis requests an extension of the research program for one or both periods, we will negotiate with sanofi-aventis the research funding level for each such extension period at the time such extension is requested. This agreement provided an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive milestone payments of between $21.5 million and $30.0 million per  antigen target. Sanofi-aventis must notify us no later than August 31, 2005 if they intend to extend the research program for the first additional 12-month period that begins in September, 2006.

The sanofi-aventis collaboration agreement provides us an option to certain co-promotion rights in the United States on a product-by-product basis. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement.

The terms of our collaboration agreement with sanofi-aventis place certain restrictions upon us. Subject to pre-existing obligations under our other collaboration agreements that were in effect at the time we signed the collaboration agreement with sanofi-aventis, (i) we may only enter into a specified number of additional single target TAP collaboration and/or antibody resurfacing agreements during the term of the collaborative research program and (ii) during the term of the collaborative research program and for a specified period thereafter, we are prohibited from entering into any single target license, other than with sanofi-aventis, related to use of our TAP technology with any taxane effector molecule. Additionally, the terms of the collaboration agreement allow sanofi-aventis to elect to terminate our participation in the research program and/or our co-promotion rights upon a change of control of ImmunoGen.

Biogen Idec, Inc.

On October 1, 2004, we entered into a development and license agreement with Biogen Idec, Inc. Under the terms of the agreement, Biogen Idec will receive exclusive worldwide rights to develop and commercialize anticancer therapeutics based upon an antibody developed by Biogen Idec to an undisclosed tumor cell target and a maytansinoid cell-killing agent developed by ImmunoGen. Biogen Idec will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, ImmunoGen received from Biogen Idec an upfront payment of $1.0 million upon execution of the agreement. This upfront amount is subject to credit, as defined under the agreement, if Biogen Idec does not submit certain regulatory filings by June 30, 2008. As a result, the Company will defer the amount subject to credit until this deadline lapses or upon the occurrence of the regulatory filing. Thereafter, the Company will recognize the fee over the estimated period of substantial involvement. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $42.0 million in milestone payments under this agreement. ImmunoGen will also receive compensation from Biogen Idec for product development research done on its behalf, as well as for the production of preclinical and  clinical materials.

Boehringer Ingelheim International GmbH

In November 2001, we entered into a collaboration agreement with Boehringer Ingelheim that enables Boehringer Ingelheim to develop TAP compounds that combine our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, we received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim’s achievement of certain milestones in addition to royalty payments on future product sales, if and when such sales commence. In October 2002, Boehringer Ingelheim confirmed with us that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen’s

DM1 effector molecule and Boehringer Ingelheim’s anti-CD44v6 antibody, had commenced on or about September 24, 2002. This event triggered a milestone payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. On February 7, 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen under the 2001 agreement.

Centocor

On December 23, 2004, the Company entered into a development and license agreement with Centocor, Inc., a wholly-owned subsidiary of Johnson and Johnson. Under the terms of this agreement, Centocor will receive exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to an undisclosed cancer target and a maytansinoid cell-killing agent developed by ImmunoGen. Centocor will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received a non-refundable upfront payment of $1.0 million upon execution of the agreement. The Company has deferred the upfront payment and will recognize this amount as revenue over the period of the Company’s substantial involvement, which is estimated to be six years. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Centocor’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $42.5 million in milestone payments under this agreement.

Millennium Pharmaceuticals, Inc.

In March 2001, we entered into a five-year collaboration agreement with Millennium upon which we received a non-refundable upfront fee of $2.0 million. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to use our maytansinoid technology with Millennium’s antibody MLN591. MLN591 is directed toward the extracellular domain of Prostate-Specific Membrane Antigen. In March 2002, we received a license fee from Millennium pursuant to this license agreement. In November 2002, Millennium informed ImmunoGen that clinical testing of MLN2704, composed of our cytotoxic agent DM1 and Millennium’s MLN591 antibody, had been initiated. This event triggered a milestone payment of $1.0 million from Millennium to ImmunoGen. The collaboration agreement also provides for certain other payments based on Millennium’s achievement of milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive license and milestone payments of approximately $41.0 million per antigen target.

Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. We will be reimbursed for any preclinical and clinical materials that we make under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

Abgenix, Inc.

In September 2000, we entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to our maytansinoid technology for use with Abgenix’s antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5.0 million in technology access fee payments from Abgenix and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. Our agreement with Abgenix will terminate upon expiration of the 10-year term during which  Abgenix has access to our technology.

Vernalis (formerly British Biotech plc)

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of the product candidate,  including the advancement of huN901-DM1 in our own clinical trials. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product, will, at its own expense, complete Study 002 and was responsible for Study 001 through June 30, 2004. We are responsible for the further development of huN901-DM1.

Genentech, Inc.

In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid technology for use with antibodies that target the HER2 antigen. Under the terms of this agreement, Genentech will receive exclusive worldwide rights to commercialize TAP compounds for cancers expressing the HER2 antigen. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. Assuming all benchmarks are met, we will receive approximately $39.5 million in upfront and milestone payments under this agreement.

The second agreement we entered into with Genentech in May 2000 provides Genentech with broad access to our maytansinoid technology for use with other of Genentech’s proprietary antibodies. This agreement provides Genentech with a license to utilize our maytansinoid technology in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement’s five-year term. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. Under this agreement, we received a non-refundable technology access fee of $3.0 million in May 2000. This agreement also provides for other payments for each antigen target based on Genentech’s achievement of milestones and royalties on net sales of resulting products, if and when such sales commence. Assuming all milestones are met, we will receive approximately $39.0 million in upfront and milestone payments per antigen target under this agreement. Genentech renewed this agreement for one subsequent three-year period in April 2005 for an additional technology access fee of $2.0 million.

In April 2005 and July 2005, Genentech licensed exclusive rights to use ImmunoGen’s maytansinoid TAP technology with its therapeutic antibodies to two undisclosed targets. These licenses are in addition to the existing agreement between the companies that grants Genentech exclusive rights to use ImmunoGen’s technology with therapeutic antibodies to HER2. Under the terms defined in the 2000 agreement, ImmunoGen received a $1.0 million license fee for each license, and is entitled to receive milestone payments; ImmunoGen also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

GlaxoSmithKline plc

In February 1999, we entered into an exclusive license agreement with SmithKline Beecham plc, London and SmithKline Beecham, Philadelphia, now wholly-owned subsidiaries of GlaxoSmithKline, to develop and commercialize our TAP product cantuzumab mertansine. In January 2003, we announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to us that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the license agreement. In February 2003, we regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. Between the signing of the agreement and its termination, we received one upfront and four milestone payments totaling $11.5 million. The agreement also provided that, at our option and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of our common stock. Between the signing of the agreement and January 2003, GlaxoSmithKline had purchased, pursuant to our put option, $2.5 million of our common stock. Since the agreement has terminated, no further payments or purchases of stock will occur under this agreement.

In-Licenses

In conjunction with our internal efforts to develop both TAP and naked antibody products and related technologies, we in-license certain rights to targets or technologies and, in exchange, we are obligated to pay upfront fees, potential milestone payments and royalties on any product sales. Our principal in-licenses are listed below.

MorphoSys AG

In September 2000, we entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has produced fully human antibodies against a specific cell surface marker that we identified through our apoptosis research. This cell marker is associated with a number of forms of cancer. We are currently evaluating one of the antibodies produced under this collaboration. In September 2000, we paid MorphoSys an $825,000 technology access payment and will pay development-related milestone payments and royalties on net sales of resulting products, if and when such sales commence. We reimbursed MorphoSys for its research and development efforts related to identifying these antibodies during the fiscal years ended June 30, 2002 and 2001. Our commitment to reimburse certain of MorphoSys’ research and development efforts concluded during the year ended June 30, 2002. We can also terminate this agreement unilaterally at any time without any cost to ImmunoGen.

In June 2001, we entered into a second collaboration agreement with MorphoSys. Under this second agreement, we license MorphoSys’ HuCAL® technology for the generation of research antibodies. We believe that access to the HuCAL® technology will facilitate and accelerate our internal research efforts. Under this second agreement, we will pay MorphoSys technology access, license and annual subscription fees during a four-year term. In June 2005, we amended the agreement including extending the term for one year. We can terminate this agreement unilaterally at any time.

Other Licenses

We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development and apoptosis technology.

Other Agreements

BioInvent International AB

In June 2001, ImmunoGen and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent agreed to perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, we pay a stated price per gram of antibody, adjustable based upon production volumes.

In December 2002, ImmunoGen and BioInvent International AB entered into an additional supply agreement to produce a second monoclonal antibody. The monoclonal antibody that is the subject of the second agreement is a component of one of the products we licensed to sanofi-aventis. As further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, sanofi-aventis  reimbursed us for $1.3 million, the full cost of the monoclonal antibody produced under this agreement. The $1.3 million was included in Other Income for the quarter and year ended June 30, 2004.

Laureate Pharma, L.P.

In April 2004, ImmunoGen and Laureate Pharma, L.P. (Laureate) entered into a monoclonal antibody supply agreement. Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, adjustable as defined in the agreement.

Patents, Trademarks and Trade Secrets

We seek patent protection for our proprietary technologies, product candidates, and related innovations in the United States, Europe, Japan and elsewhere. Patents we have received in the United States include the following: claiming a process for the preparation of certain maytansinoids; methods of preparation of conjugates composed of maytansinoids and cell-binding agents; composition and use of novel taxanes; conjugates composed of taxanes and cell-binding agents; and a method of antibody humanization. In many cases, we have received a comparable patent outside the United States.

We have also submitted additional patent applications in the United States, Europe, Japan, and elsewhere covering proprietary small drug derivatives, methods of attachment to antibodies, TAP compounds, antibody compounds and use of some of these product candidates and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot provide assurance, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

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

•       the use of gene therapy to deliver genes to regulate gene function; and

•       the use of therapeutic vaccines.

Regulatory Matters

Our products candidates are regulated in the United States by the FDA in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that huC242-DM4, huN901-DM1 and other of our TAP compounds will be reviewed by the FDA’s Center for

Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

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

Even if we, or our partners, obtain regulatory approvals for our product candidates, the Company, our products, and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices, or cGMP. In complying with cGMP, manufacturers must expend funds, time and effort in the areas of production, quality control and record keeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

Regulatory approval takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors including, but not limited to, the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

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

New Drugs for Serious or Life-Threatening Illnesses

The FDA Modernization Act allows the designation of “Fast Track” status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. “Fast Track” procedures permit early consultation and commitment from the FDA regarding preclinical and clinical studies necessary to gain marketing approval. We may seek “Fast Track” status for some, or all, of our products.

“Fast Track” status also incorporates initiatives announced by the President of the United States and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anticancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as had been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Research and Development Spending

During each of the three years ended June 30, 2005, 2004 and 2003, we spent approximately $30.5 million, $21.7 million and $22.9 million, respectively, on research and development activities. During the years ended June 30, 2005 and 2004, approximately 60% of our full time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration. During the year ended June 30, 2003, most of these expenditures were for Company-sponsored research and development.

Employees

As of June 30, 2005, we had 172 full-time employees, of whom 137 were engaged in research and development activities. Seventy-one employees hold post-graduate degrees, of which 45 hold Ph.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Our TAP technology is a novel approach to the treatment of cancer. None of our TAP product candidates has obtained regulatory approval and all of them are in early stages of development. Our most advanced TAP product candidates are only in the Phase I or Phase I/II stage of clinical trials. Our TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any meaningful benefits to our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, and fails to obtain FDA approval, our business is likely to be severely harmed.

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

•       insufficient drug supply

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

•       develop antibodies for additional product candidates, and discover additional cell surface markers for antibody development and

•       secure access to targets which, due to intellectual property restrictions, would otherwise be unavailable to our technology.

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

We have entered into collaborations with Abgenix, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech, Millennium, and sanofi-aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, we may be required to undertake product development, manufacture and commercialization of our products ourselves, and we may not have the funds or capability to do this. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated. For example, our collaborative agreement with Vernalis was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product subject to the collaborative agreement. In addition, in August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now sanofi-aventis. To date, this merger has not had an adverse effect on our collaboration. We cannot predict what effect, if any, this merger will have on our collaboration with sanofi-aventis in the future. In addition, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine. Under the 2001 agreement, Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen target.

If our collaborators’ requirements for clinical product that we manufacture for them are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1, DM4, and linker on behalf of our collaborators. In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators. If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses.

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

We have generated operating losses since our inception. As of June 30, 2005, we had an accumulated deficit of $220.7 million. For the years ended June 30, 2005, 2004, and 2003, we generated losses of $11.0 million, $5.9 million, and $20.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We rely on single source suppliers to manufacture the primary component for our small molecule effector drug, DM1 and DM4. Any problems experienced by either supplier could negatively affect our operations.

We rely on third-party suppliers for some of the materials used in the manufacturing of our TAP product candidates and cytotoxic agents. Our small molecule effector agents include DM1 and DM4 (collectively DMx). DM1 and DM4 are used in our TAP product candidates in preclinical and clinical testing and are the subject of most of our collaborations. One of the primary components required to manufacture DM1 and DM4 is their precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates and/or those of our collaborators, which could negatively affect our business. We also have an agreement with only one vendor to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators’ product candidates, which could negatively affect our business.

Any inability to license from third parties their proprietary technologies or processes which we use in connection with the development and manufacture of our product candidates may impair our business.

Other companies, universities and research institutions have or may obtain patents that could limit our ability to use, manufacture, and market or sell our product candidates or impair our competitive position. As a result, we would have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any necessary licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign products or methods that could infringe on the patents held by others.

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

If our product candidates or those of our collaborators’  do not gain market acceptance, our business will suffer.

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

In addition to our patent rights, we also rely on unpatented technology, trade secrets, know-how and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know-how and confidential information. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure; they may not provide adequate remedies.

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

The use of our product candidates during testing or after approval entails an inherent risk of adverse effects, which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•       decreased demand for our product;

•       injury to our reputation and significant adverse media attention;

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next three to four fiscal years. However, we may need additional financing sooner due to a number of factors including:

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

Item 2.   Properties

We lease approximately 37,700 square feet of laboratory and office space in a building located at 128 Sidney Street, Cambridge, Massachusetts. The 128 Sidney Street lease expires on March 31, 2008; however, we have the option, subject to our landlord’s approval, to extend the lease for an additional five-year term pursuant to an amendment dated August 29, 2001. We sublease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. The 148 Sidney Street lease expires on October 31, 2010. We sublease approximately 7,000 square feet of space at 64 Sidney Street, Cambridge, Massachusetts for general and administrative purposes. The 64 Sidney Street sublease expires on March 31, 2008. We also lease approximately 35,450 square feet of space in Norwood, Massachusetts, which serves as the Company’s pilot scale manufacturing facility and office space. The Norwood lease expires on June 30, 2008, but we have the option to extend the lease for an additional five-year term pursuant to an amendment dated April 30, 2002. We believe that the manufacturing portion of the Norwood facility complies with all applicable current Good Manufacturing Practice regulations of the FDA.

Item 3.   Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ImmunoGen’s Common Stock is quoted on The Nasdaq National Market under the symbol IMGN. The table below sets forth the high and low bid prices on the Nasdaq National Market for our Common Stock for each of the quarters indicated.

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$6.210	$4.090	$6.040	$3.500
Second Quarter	9.390	4.940	5.550	4.250
Third Quarter	8.990	4.950	7.290	5.000
Fourth Quarter	6.560	4.590	12.40	5.670

As of August 23, 2005, there were approximately 614 holders of record of the Company’s common stock and, according to the Company’s estimates, approximately 18,000 beneficial owners of the Company’s common stock.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended June 30, 2005. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Year ended June 30,
	2005	2004	2003	2002	2001
	In thousands, except per share data
Statement of Operations Data:
Total revenues	$35,718	$25,956	$7,628	$5,883	$4,479
Total expenses	48,540	34,514	32,220	26,438	20,291
Other income, net	1,900	2,687	4,645	6,053	6,339
Income tax expense	29	46	35	128	83
Loss before cumulative effect of a change in accounting principle	(10,951)	(5,917)	(19,982)	(14,630)	(9,556)
Cumulative effect of a change in accounting principle	—	—	—	—	(5,734)
Net loss	$(10,951)	$(5,917)	$(19,982)	$(14,630)	$(15,291)
Basic and diluted net loss per common share	$(0.27)	$(0.15)	$(0.48)	$(0.37)	$(0.42)
Basic and diluted weighted average common shares outstanding	40,868	40,646	41,912	39,624	36,675
Pro Forma Amounts Assuming SAB 101 Followed Since Inception:
Total revenues					4,479
Net loss					$(9,556)
Basic and diluted net loss per common share					$(0.26)
Consolidated Balance Sheet Data:
Total assets	$110,132	$122,630	$118,032	$152,156	$159,161
Stockholders’ equity	86,842	97,137	102,680	134,215	142,447

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. We believe that the combination of our expertise in antibodies and cancers has resulted in the development of both proprietary product candidates and technologies. Our lead, proprietary, tumor-activated certain prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology is designed to increase the potency of these cancer-specific antibodies, which allows our drugs to kill cancer cells with the potential to cause only modest damage to healthy tissue. The cytotoxic agents we currently use in our TAP compounds involved in clinical testing are the maytansinoid DM1 and DM4 molecules, chemical derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments and royalties on any commercial product sales. In July 2003, we announced a discovery, development and commercialization collaboration with the sanofi-aventis Group (formerly Aventis Pharmaceuticals, Inc). Under the terms of this agreement, sanofi-aventis gained commercialization rights to three of the most advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed during the research program portion of the collaboration. This collaboration allows us to access sanofi-aventis’ cancer targets and their clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. Should sanofi-aventis elect to exercise its contractual right to extend the term of the research program, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo and is now part of the sanofi-aventis Group. To this date, this merger has not had any adverse effect on our collaboration. We cannot predict, however, the effect, if any, that this merger may have on our collaboration with sanofi-aventis in the future. Sanofi-aventis must notify us no later than August 31, 2005 if they intend to extend the research program for the first additional 12-month period that begins in September, 2006.

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

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of the product candidate, which will include the advancement of huN901-DM1 into our own clinical trial. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product, will, at its own expense, complete Study 002 and was responsible for Study 001 through June 30, 2004. We are responsible for the further development of huN901-DM1.

On January 8, 2004, we announced that we intended to advance our lead product candidates, cantuzumab mertansine and huN901-DM1, into clinical trials to assess the clinical utility of the compound in certain indications. In addition to continuation of the Phase I/II study of huN901-DM1 for SCLC (Study 001), we have initiated a clinical trial of huN901-DM1 in multiple myeloma (Study 003). In October 2004, we decided to move forward with an earlier version of cantuzumab mertansine that we call huC242-DM4. We initiated a Phase I clinical trial with huC242-DM4 in June 2005. Based upon the results of such clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of these compounds, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts to include expanded clinical trials. As of June 30, 2005, we had approximately $90.6 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the three-year research program, will enable us to meet our operational expenses and capital expenditures for at least the next three to four fiscal years.

We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding we will receive pursuant to the sanofi-aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding  for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

We recognize the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and two 12-month extensions that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

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

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 raw material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12 months’ usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the year ended June 30, 2005, we recorded expense of $2.3 million covering quantities of ansamitocin P3 and DMx that we have identified as excess based upon our inventory policy, and $369,000 to write down certain P3 and DMx batches to their net realizable value.

Results of Operations

Revenues

Our total revenues for the year ended June 30, 2005 were $35.7 million compared with $26.0 million and $7.6 million for the years ended June 30, 2004 and 2003, respectively. The $9.8 million increase in revenues from 2004 to 2005 is primarily attributable to higher revenues from clinical materials reimbursement and research development support, as well as increases in license and milestone fees, and development fees, as discussed below. The $18.3 million increase in revenues from 2003 to 2004 is primarily attributable to committed research funding earned under our discovery and commercialization agreement with sanofi-aventis, in addition to higher revenues from license fees and higher clinical materials reimbursement.

Research and development support was $17.4 million for the year ended June 30, 2005 compared with $13.6 million for the year ended June 30, 2004. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis. During the year ended June 30, 2005, this revenue also includes amounts earned for resources utilized under our development and license agreements with Biogen Idec and Centocor. The sanofi-aventis agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program. We entered into the agreement with sanofi-aventis in July 2003; initiation of the committed research funding began on September 1, 2003.

Revenue from license and milestone fees for the year ended June 30, 2005 increased $1.2 million to $6.8 million from $5.5 million in the year ended June 30, 2004. Revenue from license and milestone fees for the year ended June 30, 2003 was $4.2 million. The increase in license and milestone fees from 2004 to 2005 is primarily attributable to the recognition of $2.5 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of AVE9633, the anti-CD33 TAP compound, and for the preclinical advancement of the compound for certain B-cell malignancies.

Included in license and milestone fees for the year ended June 30, 2004 was $1.75 million of revenue related to our termination agreement with Vernalis which was executed in January 2004. Revenue of $1.5 million was related to the upfront fee that we received upon signing the original collaboration agreement with Vernalis, which was deferred for accounting purposes. The remaining $250,000 was recognized in June 2004 pursuant to our termination agreement with Vernalis. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2005, 2004 and 2003 is included in the following table:

	Year ended June 30,
	2005	2004	2003
	In thousands
Collaborative Partner:
Abgenix	$471	$546	$500
sanofi-aventis	4,900	2,000	—
Boehringer Ingelheim	97	166	1,166
Centocor	83	—	—
Genentech	782	643	643
GlaxoSmithKline	—	—	431
Millennium	443	443	1,443
Vernalis	—	1,750	—
Total	$6,776	$5,548	$4,183

Deferred revenue of $18.8 million at June 30, 2005 represents payments received from our collaborators pursuant to our license agreements with them which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $4.0 million to $10.5 million in the year ended June 30, 2005 compared to $6.6 million in the year ended June 30, 2004. We earned clinical materials reimbursement of $3.2 million during the year ended June 30, 2003. During the years ended June 30, 2005, 2004 and 2003, we shipped clinical materials in support of the huN901-DM1, bivatuzumab mertansine, MLN2704, and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in 2005 as compared to 2004 and 2003 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704, along with the initiation of clinical trials of AVE9633. Millennium initiated a second clinical trial, a multi-dose Phase I/II study, with its compound MLN2704 during the year ended June 30, 2004. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Development fees increased $795,000 to $1.1 million in the year ended June 30, 2005 compared to $274,000 for the year ended June 30, 2004. Development fees were $275,000 in the year ended June 30, 2003. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials in accordance with Good Laboratory Practices and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. During the three fiscal years ended June 30, 2005, our research efforts have been primarily focused in the following areas:

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

•       Process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

•       Operation and maintenance of our pilot scale manufacturing plant;

•       Process improvements to our TAP technology;

•       Identification and evaluation of potential antigen targets;

•       Evaluation of internally-developed and in-licensed antibodies; and

•       Development and evaluation of additional cytotoxic agents.

DM1 and DM4  are the cytotoxic agents that we currently use in the manufacture  of our two TAP product candidates in clinical testing. We have also investigated the viability of other maytansinoid effector molecules, which, collectively with DM1 and DM4, we refer to as DMx. In order to make commercial manufacture of DMx conjugates viable, we have devoted substantial resources to improving the strain of the microorganism that produces ansamitocin P3, the precursor to DMx, to enhance manufacturing yields. We also continue to devote considerable resources to improve other DMx manufacturing processes.

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Vernalis will complete Study 002. As of July 1, 2004, we assumed responsibility for Study 001. We are taking steps to expedite the patient enrollment in Study 001. Additionally, we currently plan to initiate a clinical trial of huN901-DM1 in CD56-positive multiple myeloma. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound as we move through the clinical trial process.

In January 2003, we announced that we would regain the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating our collaborative agreement with this company. In January 2004, we announced that we planned to advance cantuzumab mertansine, or an improved version of the compound, into a clinical trial that we expected to manage. In October 2004, we decided to move forward in developing a modified version of cantuzumab mertansine called huC242-DM4. Patient dosing was initiated for the Phase I study of huC242-DM4 in June 2005. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound as we move through the clinical trial process for this compound.

We licensed our three most advanced product candidates to sanofi-aventis in 2003 under the terms of our discovery, development and commercialization collaboration. These three product candidates are AVE9633, an anti-CD33 TAP compound for acute myeloid leukemia, an anti-IGF-1R antibody, and a TAP compound for certain B-cell malignancies. In December 2004, sanofi-aventis filed an Investigational New Drug Application (IND) for the anti-CD33 TAP compound AVE9633. Clinical testing of this compound was initiated in February 2005.

The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors, including certain breast, lung and prostate cancers. At June 30, 2005, pursuant to our collaboration research program with sanofi-aventis, we continued to perform preclinical experiments to evaluate candidate antibodies and had identified a lead antibody product candidate and several alternate product candidates. The third potential product candidate is directed at certain B-cell malignancies, including non-Hodgkin’s lymphoma, and is in development.

The cost to develop new products and advance those products to the IND stage of development can be significant. Under the terms of our discovery, development and research collaboration with sanofi-aventis, they licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products. Furthermore, sanofi-aventis may only include a certain number of antibody targets in the research program at any one time. Sanofi-aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program, we will receive a minimum of $50.7 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any

TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program.

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

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of our clinical trials, we are currently unable to estimate when, if ever, our product candidates that have advanced into clinical testing will generate revenues and cash flows.

Research and development expense for the year ended June 30, 2005 increased $8.8 million to $30.5 million from $21.7 million for the year ended June 30, 2004. Research and development expense was $22.9 million for the year ended June 30, 2003.  The number of research and development personnel increased to 137 at June 30, 2005 compared to 116 at June 30, 2004. We had 94 research and development personnel at June 30, 2003. Research and development salaries and related expenses increased by $3.8 million in the year ended June 30, 2005 compared to the year ended June 30, 2004 and increased by $1.8 million in the year ended June 30, 2004 compared to the year ended June 30, 2003. Facilities expense, including depreciation, also increased by $1.0 million during the year ended June 30, 2005 as compared to the same period in 2004 and increased $1.5 million in the year ended June 30, 2004 compared to the year ended June 30, 2003. The increase in 2005 as compared to 2004 was due to the addition of two manufacturing suites that were placed into service during 2005. The increase in 2004 as compared to 2003 was due to an increase in rent for the 128 Sidney Street lease and expenses related to our 2003 expansion at 148 Sidney Street, Cambridge, Massachusetts. We expect future research and development expenses to increase as we continue development of our product candidates and technologies.

Research and Development

	2005	2004	2003
	In thousands
Research	$12,273	$10,015	$8,137
Preclinical and Clinical Testing	5,000	3,198	2,505
Process and Product Development	4,501	3,739	4,464
Manufacturing Operations	8,765	4,741	7,798
	$30,539	$21,693	$22,904

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $2.3 million to $12.3 million in 2005 and increased $1.9 million to $10.0 million in 2004. The increase in research expenses in both 2005 and 2004 was primarily the result of an increase in salaries and related expenses. The increase in salaries and related expenses was the result of an increase in personnel required to support the sanofi-aventis collaboration.

Preclinical and Clinical Testing:   Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $1.8 million to $5.0 million in 2005 and $693,000 to $3.2 million in 2004. The increase in 2005 is substantially due to the cost of our clinical trials for huN901-DM1. Also contributing to the increase in 2005 was an increase in contract services for certain preclinical studies related to huC242-DM4. Additionally, in both 2005 and 2004 there was an increase in salaries and related expense, the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $762,000 to $4.5 million in 2005 and decreased $725,000 to $3.7 million in 2004. The increase in 2005 as compared to 2004 is primarily the result of an increase in salaries and related expenses due to an increase in personnel. The decrease in 2004 as compared to 2003 is primarily due to a decrease of $1.9 million in contract services substantially related to reduced ansamitocin P3 and DMx process development activity. This decrease was partially offset by an increase in salaries and related expenses due to an increase in personnel and higher facilities expense.

   Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operation and maintenance of our pilot scale manufacturing plant. Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as “Costs of Clinical Materials Reimbursed” in our Statement of Operations. Manufacturing operations expense increased $4.0 million to $8.8 million in 2005 and decreased $3.1 million to $4.7 million in 2004. The increase in 2005 as compared to 2004 was primarily the result of (i) an increase in salaries and related expenses, (ii) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy, (iii) an increase in  facilities expense related to the addition of two manufacturing suites that were placed into service during the year and (iv) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators. The decrease in 2004 as compared to 2003 was primarily the result of (i) lower contract service expenses for antibody production, (ii) higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators and (iii) lower expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy. These decreases were partially offset by an increase in salaries and related expenses.

Antibody purchased in anticipation of potential future clinical trials was $1.3 million in 2005 and $1.2 million in 2004 as compared to $3.4 million in 2003 resulting in lower contract services in 2004, as noted above. Approximately $818,000, $98,000, and $433,000 of the antibody expense during 2004, 2003 and 2002, respectively, related to the purchase of antibody in support of one of the preclinical product candidates that was licensed by sanofi-aventis. We received reimbursement of the total $1.3 million amount in 2004 from sanofi-aventis, as discussed below in Other Income. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, amounts incurred related to antibody production have fluctuated from period to period and we expect that these period fluctuations will continue in the future.

During fiscal 2005, 2004 and 2003, we recorded research and development expenses of $2.3 million, $307,000 and $1.7 million, respectively, related to ansamitocin P3 and DMx inventory that we identified as excess based upon our inventory policy. The higher write-off in 2005 as compared to 2004 contributed to the increase in manufacturing operations expense in 2005, as noted above. Reserve requirements for excess quantities of P3 and DMx are principally determined based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for future discussion of our inventory reserve policy).

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2005 increased $1.6 million to $8.8 million from $7.2 million for the year ended June 30, 2004. General and administrative expenses for the year ended June 30, 2003 were $6.5 million. The increases in both years primarily relate to increases in salaries and related expenses. There was an increase of approximately $886,000 in salaries and related expenses in 2005 compared to 2004, as well as an increase of $412,000 in 2004 as compared to 2003. The increases in salaries and related expenses were substantially related to increases in personnel. Additionally, accounting, legal and audit related fees increased by approximately $736,000 in 2005 compared to 2004 primarily as a result of Sarbanes-Oxley Section 404 implementation and  attestation-related expenses as well as increased patent-related expenses.

Interest Income

Interest income for the year ended June 30, 2005 increased $610,000 to $2.0 million from $1.4 million for the year ended June 30, 2004. Interest income for the year ended June 30, 2003 was $2.7 million. The increase in interest income in 2005 from 2004 is primarily the result of higher rates of return resulting from higher yields on investments. The decline in interest income from 2003 to 2004 is attributable to a lower average cash and investments balance combined with lower rates of return.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments were $(81,000), $(58,000), and $540,000 for the years ended June 30, 2005, 2004, and 2003, respectively. The net realized losses in both 2005 and 2004 are attributable to the timing of investment sales, as is the gain recorded in 2003.

Other Income

Other income for the year ended June 30, 2005 decreased $1.4 million to $8,000 as compared to $1.4 million for the year ended June 30, 2004. During the year ended June 30, 2004, we recorded in other income reimbursement of approximately $1.3 million from sanofi-aventis for the GMP production of antibody manufactured in support of one of the preclinical product candidates that was licensed by sanofi-aventis. Included in other income during the year ended June 30, 2003 is $1.4 million, which represents the final financial settlement of the GlaxoSmithKline collaboration.

Liquidity and Capital Resources

	June 30,
	2005	2004
	In thousands
Cash and short-term investments	$90,565	$94,610
Working capital	90,710	101,302
Stockholders’ equity	86,842	97,137

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license and milestone fees and research funding. As of June 30, 2005, we had approximately $90.6 million in cash and marketable securities. Net cash used in operations was $2.1 million, $5.0 million and $21.9 million during the years ended June 30, 2005, 2004 and 2003, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. The decrease in operational cash use from 2004 to 2005 is substantially due to a reduction in working capital that partially offset our fiscal 2005 net loss. The principal changes in working capital were decreases in our accounts receivable and inventories due primarily to reduced demand by our collaborators for clinical material. Also contributing to the decrease in 2005 was $5.0 million of upfront fees received for which revenue has been deferred. The decrease in operational cash use from 2003 to 2004 was substantially due to amounts received from sanofi-aventis, including the $12.0 million upfront fee received in August 2003 and $9.4 million of the $13.6 million of committed research funding we earned during the year ended June 30, 2004.

Net cash used in investing activities was $1.8 million for the year ended June 30, 2005, and primarily represents cash outflows for capital purchases partially offset by proceeds from the sales and maturities of marketable securities. Net cash provided by investing activities was $1.1 million and $26.8 million for the years ended June 30, 2004 and 2003, respectively, and primarily represents cash inflows from the sale and maturities of marketable securities partially offset by capital expenditures. Capital purchases were $2.4 million, $2.0 million and $3.7 million for the fiscal years ended June 30, 2005 , 2004 and 2003, respectively. Capital purchases for the year ended June 30, 2005 consisted primarily of the build-out of our existing development and pilot scale manufacturing facility located in Norwood, Massachusetts. For the years ended June 30, 2004 and 2003, capital purchases consisted primarily of the renovation of our new laboratory and office facility at 148 Sidney Street, Cambridge, Massachusetts.

Net cash provided by financing activities was $529,000 and $599,000 for the years ended June 30, 2005 and June 30, 2004, respectively. Net cash used for financing activities was $11.1 million for the year ended June 30, 2003. For the years ended June 30, 2005 and 2004, net cash provided by financing activities represents the proceeds from the exercise of 231,000 and 194,000 stock options, respectively. For the year ended June 30, 2003, net cash used for financing activities principally represents the repurchase of 3.675 million shares of common stock for $11.1 million.

We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will enable us to meet our operational expenses and capital expenditures for at least the next three to four fiscal years. We believe that our existing capital resources in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
	In thousands
Operating lease obligations	$11,328	$3,375	$7,001	$714	$238
Unconditional Purchase Obligations	1,993	1,993	—	—	—
Total	$13,321	$5,368	$7,001	$714	$238

In addition to the above, we have committed to make potential future milestone payments to a third party as part of an in-licensing arrangement. Payments under this arrangement generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because such milestones have not been achieved, such contingencies have not been included in the table above.

Certain Factors That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the success of our and our collaborators’ research and clinical development processes; the difficulties inherent in the development of pharmaceuticals, including uncertainties as to the timing, expense and results of preclinical studies and clinical trials; our dependence upon existing and potential collaborative partners; uncertainty as to whether  our TAP compounds  or those of our collaborators will succeed in entering human clinical trials and uncertainty as to the results of such trials; the risk that we and/or our collaborators may not be able to obtain regulatory approvals necessary to commercialize product candidates; the potential development by competitors of competing products and technologies; uncertainty whether  our TAP technology will produce safe, effective and commercially viable products; the lack of assurance regarding patent and other protection for our proprietary technology; governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel; uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry. As a result, our future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this Annual Report on Form 10-K.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. The Company must adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company intends to apply the Modified Prospective  Method of adoption in its application of Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We currently estimate that the impact of adoption of SFAS 123(R) in fiscal 2006 will result in compensation expense of $1.9 million. The impact of adoption of Statement 123(R) beyond fiscal 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in this note to our consolidated financial statements.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The FASB and the International Accounting Standard Board (IASB) noted that ARB 43, Chapter 4 and IAS 2, Inventories, are both based on the principle that the primary basis of accounting for inventory is cost. Both of those accounting standards also require that abnormal amounts of idle freight, handling costs and wasted materials  be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have a material impact on its results of operations or financial position.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
August 17, 2005

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share data

	June 30,
	2005	2004
ASSETS
Cash and cash equivalents	$3,423	$6,768
Marketable securities	87,142	87,842
Accounts receivable	1,418	4,864
Unbilled revenue	5,035	5,650
Inventory, net	1,520	6,638
Prepaid and other current assets, net	1,398	824
Total current assets	99,936	112,586
Property and equipment, net	9,883	9,710
Other assets	313	334
Total assets	$110,132	$122,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,099	$2,146
Accrued compensation	728	572
Other current accrued liabilities	1,327	1,364
Current portion of deferred revenue	5,072	7,203
Total current liabilities	9,226	11,285
Deferred revenue	13,739	13,943
Other long term liabilities	325	265
Total liabilities	23,290	25,493
Commitments and contingencies (Note H)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000; issued and outstanding 44,695 shares and 44,462 shares as of June 30, 2005 and 2004, respectively	447	445
Additional paid-in capital	318,300	317,704
Deferred compensation	(13)	(63)
Treasury stock	(11,071)	(11,071)
Accumulated deficit	(220,727)	(209,776)
Accumulated other comprehensive loss	(94)	(102)
Total stockholders’ equity	86,842	97,137
Total liabilities and stockholders’ equity	$110,132	$122,630

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Year Ended June 30,
	2005	2004	2003
Revenues:
Research and development support	$17,351	$13,563	$—
License and milestone fees	6,776	5,548	4,183
Clinical materials reimbursement	10,523	6,571	3,170
Development fees	1,068	274	275
Total revenues	35,718	25,956	7,628
Expenses:
Cost of clinical materials reimbursed	9,236	5,659	2,834
Research and development	30,539	21,693	22,904
General and administrative	8,765	7,162	6,482
Total expenses	48,540	34,514	32,220
Loss from operations	(12,822)	(8,558)	(24,592)
Interest income, net	1,973	1,364	2,682
Net realized (loss) gain on investments	(81)	(58)	540
Other income	8	1,381	1,423
Loss before income tax expense	(10,922)	(5,871)	(19,947)
Income tax expense	29	46	35
Net loss	$(10,951)	$(5,917)	$(19,982)
Basic and diluted net loss per common share	$(0.27)	$(0.15)	$(0.48)
Basic and diluted weighted average common shares outstanding	40,868	40,646	41,912

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

	Common Stock		Additional Paid-In	Deferred	Treasury Stock		Accumulated	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	(Loss)	Equity
Balance at June 30, 2002	40,156	$ 402	$ 317,062	$ —	—	$ —	$ (183,877)	$ 628	$ —	$ 134,215
Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	(497)	(497)	(497)
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(19,982)	—	(19,982)	(19,982)
Comprehensive loss	—	—	—	—	—	—	—	—	$ (20,479)	—
Stock options exercised	2	—	4	—	—	—	—	—	—	4
Warrants exercised	4,096	41	(41)	—	—	—	—	—	—	—
Issuance of stock and stock units for directors’ compensation	7	—	10	—	—	—	—	—	—	10
Deferred compensation related to issuance of stock options	—	—	42	(42)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	1	—	—	—	—	—	1
Repurchases of common stock	—	—	—	—	3,675	(11,071)	—	—	—	(11,071)
Balance at June 30, 2003	44,261	$ 443	$ 317,077	$ (41)	3,675	$ (11,071)	$ (203,859)	$ 131	$ —	$ 102,680
Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	(233)	(233)	(233)
Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(5,917)	—	(5,917)	(5,917)
Comprehensive loss	—	—	—	—	—	—	—	—	$ (6,150)	—
Stock options exercised	195	2	597	—	—	—	—	—	—	599
Issuance of stock and stock units for directors’ compensation	6	—	31	(40)	—	—	—	—	—	(9)
Amortization of deferred compensation	—	—	—	17	—	—	—	—	—	17
Recapture and reversal of compensation expense for stock options related to terminated employees	—	—	(1)	1	—	—	—	—	—	—
Balance at June 30, 2004	44,462	$ 445	$ 317,704	$ (63)	3,675	$ (11,071)	$ (209,776)	$ (102)	$ —	$ 97,137
Unrealized loss on marketable securities, net	—	—	—	—	—	—	—	8	8	8
Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(10,951)	—	(10,951)	(10,951)
Comprehensive loss									$ (10,943)	—
Stock options exercised	231	2	526	—	—	—	—	—	—	528
Issuance of stock for directors’ compensation	2		—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	35	—	—	—	—	—	35
Compensation for stock options			74							74
Recapture and reversal of compensation expense for stock options related to terminated employees	—	—	(4)	15	—	—	—	—	—	11
Balance at June 30, 2005	44,695	$ 447	$ 318,300	$ (13)	3,675	$ (11,071)	$ (220,727)	$ (94)		$ 86,842

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(10,951)	$(5,917)	$(19,982)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,222	1,292	1,130
Loss on disposal of fixed assets	39	—	—
Loss (gain) on sale of marketable securities	81	58	(540)
Stock compensation	176	107	49
Deferred rent	5	5	73
Changes in operating assets and liabilities:
Accounts receivable	3,446	(4,191)	1,283
Unbilled revenue	615	(5,545)	483
Inventory	5,118	(1,017)	(2,732)
Prepaid and other current assets	(571)	155	1,156
Other assets	19	—	(290)
Accounts payable	(47)	1,007	341
Accrued compensation	156	180	(1,209)
Other current accrued liabilities	(37)	(46)	(241)
Deferred revenue	(2,336)	8,896	(1,405)
Net cash used for operating activities	(2,065)	(5,016)	(21,884)
Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	1,067,761	433,393	333,315
Purchases of marketable securities	(1,067,135)	(430,384)	(302,806)
Capital expenditures	(2,435)	(1,956)	(3,659)
Net cash (used for) provided by investing activities	(1,809)	1,053	26,850
Cash flows from financing activities:
Proceeds from stock options exercised	529	599	4
Repurchases of common stock	—	—	(11,071)
Net cash provided by (used for) financing activities	529	599	(11,067)
Net change in cash and cash equivalents	(3,345)	(3,364)	(6,101)
Cash and cash equivalents, beginning balance	6,768	10,132	16,233
Cash and cash equivalents, ending balance	$3,423	$6,768	$10,132
Supplemental disclosure:
Cash paid for income taxes	$35	$45	$38

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

A.  Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused in the discovery and development of therapeutic monoclonal antibodies and novel treatments in the field of oncology. The Company continues to research and develop its various product candidates and technologies and does not expect to derive revenue from commercial product sales within the foreseeable future. It is anticipated that the Company’s existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the next three to four fiscal years. However, if the Company is unable to achieve subsequent milestones under its collaborative agreements (see Note C), the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

B.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmunoGen Securities Corp. (established in December 1989). All intercompany transactions and balances have been eliminated.

Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation. Certain legal expenses previously included in research and development have been reclassified as general and administrative expense.

Revenue Recognition—Change in Accounting Principle

Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under the new accounting method, the Company recognizes revenue from non-refundable, upfront license payments, not specifically tied to a separate earnings process, ratably over the term of the Company’s substantial involvement during development. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which was included in the net loss for the year ended June 30, 2001. Included in revenue for the years ended June 30, 2005, 2004 and 2003 is $643,000, $643,000 and $1.1 million, respectively, of revenue that was recognized in years prior to the Company’s adoption of SAB 101 and included in the cumulative effect of the change in accounting principle.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, and EITF 00-21, Accounting for Revenue Arrangements with Multiple Elements (EITF00-21). In accordance with SAB No. 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At June 30, 2005, the Company currently has the following three types of collaborative contracts with the counterparties identified below.

•       Licenses to a single target antigen (single target license):

•        Biogen Idec, Inc.

•        Boehringer Ingelheim International GmbH

•        Centocor, Inc., a wholly-owned subsidiary of Johnson and Johnson

•        Genentech, Inc. (multiple licenses)

•        Millennium Pharmaceuticals, Inc.

•       Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

•        Abgenix, Inc.

•        Genentech, Inc.

•        Millennium Pharmaceuticals, Inc.

•       Broad agreement to discover, develop and commercialize antibody-based anticancer products:

•        sanofi-aventis

Generally, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and clinical materials for its collaborators, at the collaborators’ request and cost, or, in some cases, cost plus a margin, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

any process improvements or know-how into its manufacturing process without additional testing and review by the FDA. Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company’s services subsequent to FDA approval.

Generally, upfront payments on single target licenses are deferred over the period of the Company’s substantial involvement during development. ImmunoGen employees are available to assist the Company’s collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude when the product receives FDA approval. The Company believes this period of involvement is, on average, six years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. In the event that a single target license was terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad license over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event that a broad license agreement was terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company’s discovery, development and commercialization agreement with sanofi-aventis provided for an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed funding over the initial three-year period. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration.

When milestone fees are specifically tied to a separate earnings process, revenue is recognized when the milestone is achieved. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. Deferred revenue represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where the Company has no continuing involvement, the Company will record non-refundable license fees as revenue upon receipt and will record milestone revenue upon achievement of the milestone by the collaborative partner.

The Company may produce preclinical and clinical materials for its collaborators and, at the collaborators’ request, may perform research activities, preclinical activities and process development

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

work. The Company also produces preclinical material for potential collaborators under material transfer agreements. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator. The Company recognizes revenue on process development services as those services are performed.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at June 30, 2005 and 2004 is summarized below:

	June 30,
	2005	2004
	(In thousands)
Raw materials, net	$797	$2,801
Work in process	723	3,703
Finished goods, net	—	134
Total.	$1,520	$6,638

Inventory cost is stated net of a valuation allowance of $3.7 million and $1.6 million as of June 30, 2005 and June 30, 2004, respectively. The valuation allowance represents the cost of DM1, DM4 (collectively, DMx) and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm fixed orders and projections.

DM1and DM4, the Company’s two most advanced small molecule effector drugs, are cytotoxic agents used in TAP product candidates in preclinical and clinical testing, and are the subject of its collaborations. One of the primary components required to manufacture DM1 and DM4 is its precursor, ansamitocin P3. Once manufactured, the ansamitocin P3 may then be converted to DM1 or DM4.

In fiscal 2002, the Company entered into several agreements with two outside vendors to perform large-scale manufacture of DMx and ansamitocin P3. Under the terms of these agreements, these two vendors, together with the Company, will improve the fermentation and conversion processes used to generate ansamitocin P3 and DMx, respectively. Pursuant to these agreements, the two outside vendors also manufacture, under current Good Manufacturing Practices, large-scale batches of ansamitocin P3 and DMx to be used in the manufacture of both the Company’s and its collaborators’ products. Once manufactured, the ansamitocin P3 is either delivered from one vendor to the other vendor for conversion to DMx or to the Company’s Norwood facility.

The actual amount of ansamitocin P3 and DMx that will be produced in future periods under these and other future potential agreements is highly uncertain. The Company currently anticipates that a significant amount of ansamitocin P3 and DMx will be manufactured for the Company for the foreseeable future at these or other manufacturers. If the Company’s and the manufacturers’ process development

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

efforts are successful, the amount of ansamitocin P3 and/or DMx produced could be higher than expected and more than is required to support the development of the Company’s and its collaborators’ products. Such excess product would be charged to research and development expense. The Company anticipates that its investment in ansamitocin P3 and DMx will continue to be significant.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with three of its collaborators, the Company generally receives rolling six month firm-fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Because these elements can vary significantly over the course of a trial, the actual amount of conjugate that the Company manufactures can differ significantly from the collaborators’ ultimate requirements. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

c)               The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators’ firm fixed orders and projections to be excess. The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to research and development expense; and

d)              The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

At June 30, 2005, the Company’s on-hand supply of DMx and ansamitocin P3 (including $3.0 million of DMx and $1.8 million of ansamitocin P3 held) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the year ended June 30, 2005, the Company recorded as research and development expense $2.3 million covering quantities of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company’s inventory policy as described above. Additionally, in the year ended June 30, 2005, the Company recorded $369,000 to write down

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

certain batches of ansamitocin P3 and DMx to their net realizable value. Any changes to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense.

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at June 30, 2005 and 2004 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; (iii) research funding earned based on actual resources utilized under the Company’s development and license agreements with Biogen Idec and Centocor; and (iv) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.

Other Current Accrued Liabilities

Other current accrued liabilities consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
	(In thousands)
Accrued contract payments	$282	$592
Accrued public reporting charges	138	135
Accrued professional services.	267	183
Accrued employee benefits .	487	325
Other current accrued liabilities	153	129
Total.	$1,327	$1,364

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

Research and Development Costs

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses consist of (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

own and, in certain instances, preclinical testing of our collaborators’ product candidates and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and  (iv) manufacturing operations. The Company’s research efforts are primarily focused in the following areas:

•       Our activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

•       The Company’s contributions to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

•       Process development related to clinical and commercial production of the huN901 antibody and huN901-DM1 conjugate;

•       Process development related to clinical and commercial production of the huC242 antibody and huC242-DM4 conjugate;

•       Process improvements related to the production of DM1, DM4, and strain development of their precursor, ansamitocin P3;

•       Operation and maintenance of the Company’s pilot scale manufacturing plant;

•       Process improvements to our TAP technology;

•       Identification and evaluation of potential antigen targets;

•       Evaluation of internally developed and in-licensed antibodies; and

•       Development and evaluation of additional cytotoxic agents.

Income Taxes

The Company uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities, as well as net operating loss carry forwards and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financial Instruments and Concentration of Credit Risk

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of United States Treasury bonds, high-grade corporate bonds, asset-backed and United States government

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

agency securities, banknotes and commercial paper. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment and to investments with effective maturity dates that do not extend more than two years, thereby reducing credit risk concentrations.

Cash Equivalents

Cash equivalents consists principally of money market funds and other investments with original maturities of three months or less at the date of purchase at June 30, 2005 and 2004. The Company considers all investments purchased to be marketable securities.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment	3-5 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such may not be recoverable. The Company recorded a

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

$39,000 loss on the disposal of certain equipment during the year ended June 30, 2005. No revision to the estimated useful life of property or equipment was required.

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

	June 30,
	2005	2004	2003
	In thousands
Options and warrants convertible into Common Stock	6,202	5,595	5,427
Common Stock equivalents	1,633	1,733	900

ImmunoGen Common Stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period on a straight line basis. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

Had compensation costs for the Company’s stock based employee compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s basic and diluted net loss per common share for the years ended June 30, 2005, 2004, and 2003 would have been adjusted to the pro forma amounts indicated below:

	Year Ended June 30,
	2005	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(10,951)	$(5,917)	$(19,982)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	11	13	1
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(2,832)	(4,530)	(6,520)
Pro forma net loss	$(13,772)	$(10,434)	$(26,501)
Basic and diluted net loss per common share, as reported	$(0.27)	$(0.15)	$(0.48)
Basic and diluted net loss per common share, pro forma	$(0.34)	$(0.26)	$(0.63)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2005	2004	2003
Dividend yield	None	None	None
Volatility	89.87%	94.26%	97.64%
Risk-free interest rate	3.70%	3.71%	2.46%
Expected life (years)	5.9	5.5	5.5

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $4.15, $4.94, and $2.94 per share, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Comprehensive Loss

The Company presents comprehensive loss in accordance with SFAS 130, “Reporting Comprehensive Income.” Comprehensive income (loss)  is  comprised of  the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

Segment Information

During the three fiscal years ended June 30, 2005, the Company operated in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 63% and 61% of revenues for the years ended June 30, 2005 and 2004, respectively. Revenues from Millennium accounted for approximately 13%, 16%, and 39% of revenues for the years ended June 30, 2005, 2004, and 2003, respectively. Revenues from Boehringer Ingelheim accounted for approximately 13%, 28%, and 14% of revenues for the years ended June 30, 2005, 2004, and 2003, respectively. Revenues from Vernalis accounted for approximately 2%, 10%, and 15% of revenues for the years ended June 30, 2005, 2004, and 2003, respectively. There were no other significant customers in fiscal 2005, 2004 and 2003.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company must adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company intends to apply the Modified Prospective  Method of adoption in its application of Statement 123(R).

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

B.  Summary of Significant Accounting Policies (Continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We currently estimate that the impact of adoption of SFAS 123(R) in fiscal 2006 will result in compensation expense of approximately $1.9 million (unaudited). The impact of adoption of Statement 123(R) beyond fiscal 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in this note to our consolidated financial statements.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The FASB and the International Accounting Standard Board (IASB) noted that ARB 43, Chapter 4 and IAS 2, Inventories, are both based on the principle that the primary basis of accounting for inventory is cost. Both of those accounting standards also require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have a material impact on its results of operations or financial position.

C.  Agreements

Out-Licenses

Sanofi-aventis

In July 2003, the Company and Aventis Pharmaceuticals, Inc. entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. In August 2004, Aventis completed its merger with Sanofi-Synthelabo; the combined entity is now known as sanofi-aventis. To date, this merger has not had an adverse effect on our collaboration. The Company cannot predict, however,  the effect, if any, that this merger may have on its relationship with sanofi-aventis in the future.

The agreement provides sanofi-aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three product candidates in ImmunoGen’s pipeline: a TAP compound for acute myeloid leukemia (AVE9633), anti-IGF-1R antibody and a TAP compound for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen will receive a minimum of $50.7 million of committed research funding during a three-year research program period. Sanofi-aventis has the option, with 12 months’ advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods. If sanofi-aventis requests an extension of the research program for one or both periods, the Company and sanofi-aventis will negotiate the research funding level for each such extension period at the time such extension is requested. Sanofi-aventis paid to ImmunoGen an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over ImmunoGen’s estimated period of substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that sanofi-aventis may exercise. Sanofi-aventis must notify us no later than August 31, 2005 if they intend to extend the research program for the first additional 12-month period that begins in September, 2006. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target.

The agreement provides ImmunoGen an option to certain co-promotion rights in the United States on a product-by-product basis. Sanofi-aventis will be responsible for product development, manufacturing, and commercialization, and will cover all associated costs for any products created through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement.

The terms of the Company’s collaboration agreement with sanofi-aventis place certain restrictions upon ImmunoGen. Subject to the Company’s obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with sanofi-aventis, (i) ImmunoGen may only enter into a specified number of additional single target TAP and/or antibody humanization collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with sanofi-aventis, utilizing the Company’s TAP technology to bind any taxane effector molecule to any antibody. Additionally, the terms of the collaboration agreement allow sanofi-aventis to elect to terminate ImmunoGen’s participation in the research program and/or the Company’s co-promotion rights upon a change of control of ImmunoGen.

In September 2004, sanofi-aventis confirmed that one of the product candidates under its agreement with the Company had achieved a certain milestone. The achievement of this milestone, under the terms of the sanofi-aventis agreement, triggered a payment of $500,000 from sanofi-aventis to ImmunoGen. Additionally, in March 2005, sanofi-aventis informed us that it initiated clinical testing of one of the product candidates under its agreement with the Company, the anti-CD33 TAP compound AVE9633, which triggered the receipt and recognition of $2 million related to the achievement of this milestone.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

Biogen Idec, Inc,

In October 1, 2004, the Company entered into a development and license agreement with Biogen Idec, Inc. Under the terms of this agreement, Biogen Idec will receive exclusive rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Biogen Idec that binds to an undisclosed tumor cell target and a maytansinoid cell-killing agent developed by ImmunoGen. Biogen Idec will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received an upfront payment of $1.0 million upon execution of the agreement. This upfront amount is subject to credit, as defined, if Biogen Idec does not submit certain regulatory filings by June 30, 2008. As a result, the Company will defer the amount subject to credit until this deadline lapses or upon the occurrence of the regulatory filing. Thereafter, the Company will recognize the fee over the estimated remaining period of substantial involvement. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $42.0 million of milestone payments under this agreement.

Boehringer Ingelheim International GmbH

In November 2001, the Company entered into a collaboration agreement with Boehringer Ingelheim to develop a new product combining our maytansinoid technology with a Boehringer Ingelheim antibody. Under the terms of the agreement, the Company received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim’s achievement of certain milestones in addition to royalty payments on future product sales, if and when they commence.  In October 2002, Boehringer Ingelheim confirmed with ImmunoGen that clinical trials of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen’s DM1 effector molecule and Boehringer Ingelheim’s anti-CD44v6 antibody had commenced on or about September 24, 2002. The achievement of this milestone triggered a payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. The milestone payment is included in license and milestone fee for the fiscal year ended June 30, 2003. On February 7, 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. Under the 2001 agreement, Boehringer Ingelheim can use ImmunoGen’s DM1 to create an anticancer compound to a different antigen target in the event Boehringer Ingelheim chooses to discontinue development of the anti-CD44v6 TAP compound at an early stage. Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen.

Centocor, Inc.

On December 23, 2004, the Company entered into a development and license agreement with Centocor, Inc., a wholly-owned subsidiary of Johnson and Johnson. Under the terms of this agreement, Centocor will receive exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds  to an undisclosed cancer target and a maytansinoid cell-killing agent developed by ImmunoGen. Centocor will be responsible for the research,

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received a non-refundable upfront payment of $1.0 million upon execution of the agreement. The Company has deferred the upfront payment and will recognize this amount as revenue over the period of the Company’s substantial involvement, which is estimated to be six years. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Centocor’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $42.5 million of milestone payments under this agreement.

Millennium Pharmaceuticals, Inc.

In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company’s TAP technology for use with Millennium’s proprietary antibodies. Millennium acquired a license to utilize the Company’s TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received a non-refundable upfront fee of $2.0 million in the third quarter of 2001. The upfront fee has been deferred and is being recognized over the period during which Millennium may elect to acquire a license to utilize the Company’s TAP technology with one of Millennium’s antibodies. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to the Company’s maytansinoid technology for use with Millennium’s antibody MLN591. MLN591 is directed towards the extracellular domain of Prostate Specific Membrane Antigen. ImmunoGen received a non-refundable license fee from Millennium when the license agreement was signed. The license fee was deferred and is being recognized ratably over the Company’s period of substantial involvement during development, which the Company estimates to be six years. In November 2002, Millennium informed ImmunoGen that clinical trials of MLN2704, composed of ImmunoGen’s DM1 effector molecule and Millennium’s MLN591 antibody, had been initiated. The achievement of this milestone triggered a payment of $1.0 million from Millennium to ImmunoGen. The milestone payment is included in license and milestone fee revenue for the fiscal year ended June 30, 2003. The collaboration agreement also provides for certain other payments based on Millennium’s achievement of milestones and royalties on sales of any resulting product, if and when such sales commence. Assuming all benchmarks are met, the Company will receive license and milestone payments of approximately $41.0 million per antigen target.

Millennium will be responsible for product development, manufacturing and marketing of any products developed through the collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. The agreement can be renewed for one subsequent three-year period for an additional technology access fee.

Abgenix, Inc.

In September 2000, the Company entered into a collaboration agreement with Abgenix. The agreement provides Abgenix with access to the Company’s maytansinoid technology for use with Abgenix’s antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Abgenix may obtain a product license. Under this agreement Abgenix has the right to extend each option period by a specified

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

amount of time in exchange for an extension fee. The Company received a total of $5.0 million in technology access fee payments from Abgenix and is entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. At June 30, 2005, $3.1 million of the technology access fees remained as deferred revenue to be recognized over the period during which Abgenix may elect to acquire a license to utilize the Company’s TAP technology with one of Abgenix’s antibodies. On September 7, 2000, Abgenix purchased $15.0 million of the Company’s common stock in accordance with the agreement. In June 2002, Abgenix was granted a non-exclusive option to acquire a license to another TAP product in exchange for a nominal option fee. The non-exclusive option fee was deferred and recognized over the option period. Abgenix may renew the non-exclusive option for an additional period in exchange for an extension fee. ImmunoGen’s agreement with Abgenix will terminate upon expiration of a 10-year term during which the Company has given Abgenix access to our technology. For each of the years ended June 30, 2005, 2004 and 2003, the Company recognized as collaboration revenue $400,000 of the technology access fees.

Vernalis plc

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with the acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004 the Company announced that ImmunoGen would take over future development of the product, which will include advancement of huN901-DM1 into a clinical trial managed by ImmunoGen. Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis, which relinquished its right to the product, will, at its own expense, complete the study underway in the United Kingdom, Study 002. As of July 1, 2004, ImmunoGen is responsible for completion of the study underway in the United States, Study 001, and further development of huN901-DM1. In connection with the termination of Vernalis’ license, ImmunoGen recorded as revenue in the year ended June 30, 2004 the $1.5 million upfront fee it received when the original agreement was signed and deferred for accounting purposes. In addition, ImmunoGen recorded $250,000 pursuant to its termination agreement with Vernalis.

Genentech, Inc.

In May 2000, the Company executed two separate agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen’s maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target the HER2 cell surface receptor. Under the terms of the agreement, Genentech receives exclusive worldwide rights to commercialize TAP compounds for cancers expressing the HER2 antigen. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment for execution of the agreement. The upfront fee was deferred and is being recognized ratably over the Company’s period of substantial involvement during development, currently estimated to be seven years. In addition to royalties on net sales, when and if such sales commence, the terms of the agreement include certain other payments based upon

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

Genentech’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive approximately $39.5 million of upfront and milestone payments.

In May 2000, the Company entered into a second agreement with Genentech which provides Genentech with broad access to ImmunoGen’s TAP technology for use with Genentech’s other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen’s TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement’s five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. The upfront fee was deferred and  recognized ratably over the period during which Genentech may elect to receive a product license. This agreement also provides for other payments based upon Genentech’s achievement of milestones per antigen target and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company will receive approximately $39.0 million in license and milestone payments per antigen target under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. The May 2000 agreement included a provision that allows Genentech to renew the agreement for one additional three-year term by payment of a $2.0 million access fee. On April 27, 2005, Genentech confirmed its intention to renew the agreement and paid the $2.0 million technology access fee to ImmunoGen. At June 30, 2005, $1.9 million of the technology access renewal fee remained as deferred revenue to be recognized over the three-year renewal term.

On April 27, 2005 and July 22, 2005, Genentech licensed exclusive rights to use ImmunoGen’s maytansinoid TAP technology with its therapeutic antibodies to two undisclosed targets. These licenses are in addition to the existing agreement between the companies that grants Genentech exclusive rights to use ImmunoGen’s technology with therapeutic antibodies to HER2. Under the terms defined in the May 2000 agreement, ImmunoGen received a $1.0 million license fee for each license, and is entitled to receive milestone payments; ImmunoGen also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from the licenses.

GlaxoSmithKline plc

In February 1999, the Company entered into an exclusive agreement with SmithKline Beecham plc, London, England and SmithKline Beecham, Philadelphia, Pennsylvania, now wholly-owned subsidiaries of GlaxoSmithKline plc, to develop and commercialize the Company’s TAP product, cantuzumab mertansine, for the treatment of colorectal, pancreatic, gastric and certain non-small-cell lung cancers. In January 2003, the Company announced that pursuant to the terms and conditions of the agreement between GlaxoSmithKline and ImmunoGen, GlaxoSmithKline gave written notice to ImmunoGen that GlaxoSmithKline would relinquish its rights to develop and commercialize cantuzumab mertansine under the license. In February 2003, the Company regained the development and commercialization rights to cantuzumab mertansine from GlaxoSmithKline, thereby terminating the product license. The agreement provided that, at the Company’s option, and subject to certain conditions, GlaxoSmithKline would purchase up to $5.0 million of its Common Stock. Between the signing of the agreement and June 30, 2004,

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

GlaxoSmithKline had purchased, pursuant to ImmunoGen’s put option, $2.5 million of the Company’s common stock.

Through June 30, 2003, the Company had received an upfront fee of $1.0 million and four milestones totaling $10.5 million under the GlaxoSmithKline agreement. In the quarter ended March 31, 2003, the Company recognized as revenue $348,000, the portion of the upfront payment GlaxoSmithKline paid to ImmunoGen that remained in deferred revenue at the termination date. Included in license and milestone fees in the statement of operations for the years ended June 30, 2004 and 2003 are $431,000 and $167,000, respectively, of the previously received upfront payment that was recognized as revenue.

In February 2003, GlaxoSmithKline and ImmunoGen finalized all outstanding financial matters under their various collaboration agreements. Included in other income for the year ended June 30, 2003 is $1.4 million, which represents the final financial settlement of the GlaxoSmithKline collaboration.

Other Licenses

MorphoSys AG

In September 2000, the Company entered into a collaboration agreement with MorphoSys. Pursuant to this agreement, MorphoSys has identified fully human antibodies against a specific cell surface marker that the Company previously identified through its apoptosis research. This cell marker is associated with a number of forms of cancer. The Company is currently evaluating one of the antibodies produced under this collaboration. The Company will pay development-related milestone payments and royalties on net sales of resulting products, if any, if and when such sales commence. ImmunoGen can terminate this agreement unilaterally at any time.

In June 2001, the Company entered into a second collaboration agreement with MorphoSys. Under this second agreement, the Company licensed MorphoSys’ HuCAL® technology for the generation of research antibodies. During the fiscal years ended June 30, 2003, 2004, and 2005, the Company recorded an annual license fee of $250,000 paid to MorphoSys as research and development expense. In June 2005, we amended the agreement including extending the term for one year. The Company can terminate this agreement unilaterally at any time.

Other Agreements

BioInvent International AB

In June 2001, the Company and BioInvent International AB entered into a monoclonal antibody supply agreement. Under the terms of the agreement, BioInvent will perform process qualification and manufacture one of the Company’s monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, the Company pays a stated price per gram of antibody, adjustable based upon production volumes. The Company prepaid $265,000 and $517,000 upon the signing of the letter of intent and the signing of the agreement, respectively. The Company also made payments of $995,000 during the year ended June 30, 2002, based upon other milestones included in the contract. The Company paid BioInvent $1.9 million during the year ended June 30, 2003. As of June 30, 2004, the Company had received all material under the monoclonal antibody supply agreement.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

C.  Agreements (Continued)

In December 2002, the Company and BioInvent International AB entered into an additional supply agreement to produce a second monoclonal antibody. The monoclonal antibody that is the subject of the second agreement is a component of one of the products that the Company licensed to sanofi-aventis. The Company prepaid $433,000 upon the signing of the agreement. The Company made payments and recorded as research and development expense $818,000 and $98,000 during the years ended June 30, 2004 and 2003, respectively, based upon other milestones included in the supply agreement. As of June 30, 2004, the Company had received delivery of a portion of material under this monoclonal antibody supply agreement. Sanofi-aventis reimbursed ImmunoGen $1.3 million, the total cost of the antibody. The Company recorded the reimbursement as Other Income during the year ended June 30, 2004.

Laureate Pharma, L.P.

In April 2004, ImmunoGen and Laureate Pharma, L.P.(Laureate) entered into a monoclonal antibody supply agreement. Under the terms of the agreement, Laureate will perform process qualification and manufacture one of our monoclonal antibodies pursuant to current Good Manufacturing Practices. Under the terms of the agreement, the Company pays a stated price per manufactured batch of antibody, adjustable as defined in the agreement. The Company made payments, and recorded as research and development expense, $1.3 million and $333,000 during the years ended June 30, 2005 and 2004, respectively.

D.  Marketable Securities

As of June 30, 2005, $3.4 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$3,423	$—	$—	$3,423
Commercial paper	988	—	—	988
Government treasury notes
Due in one year or less	30,793	20	(19)	30,794
Federal agencies
Due in one year or less	11,930	—	(14)	11,916
Due in one to three years	994	—	—	994
Asset-backed securities
Due in one year or less	25,189	4	(73)	25,120
Due in one to three years	1,554	—	(2)	1,552
Corporate notes
Due in one year or less	15,788	2	(12)	15,778
Total	$90,659	$26	$(120)	$90,565
Less amounts classified as cash and cash equivalents	3,423	—	—	3,423
Total marketable securities	$87,236	$26	$(120)	$87,142

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

D.  Marketable Securities (Continued)

As of June 30, 2004, $6.8 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$6,768	$—	$—	$6,768
Commercial paper	71	—	—	71
Government treasury notes
Due in one year or less	36,611	—	(14)	36,597
Federal agencies
Due in one year or less	13,864	—	(9)	13,855
Asset-backed securities
Due in one year or less	24,462	25	(75)	24,412
Due in one to three years	3,158	2	(26)	3,134
Corporate notes
Due in one year or less	8,844	6	(17)	8,833
Due in one to three years	934	6	—	940
Total	94,712	39	(141)	94,610
Less amounts classified as cash and cash equivalents	6,768	—	—	6,768
Total marketable securities	$87,944	$39	$(141)	$87,842

In 2005, the Company realized gross losses of $81,000 and no realized gross gains. In 2004, gross realized losses totaled $64,000 and gross realized gains totaled $6,000. In 2003, gross realized losses totaled $56,000 and gross realized gains totaled $596,000.

The aggregate fair value of investments with unrealized losses was approximately $71.4 million and $53.1 million as of June 30, 2005 and 2004, respectively. All such investments have been or were in an unrealized loss position for less than a year. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. Investments in an unrealized loss position were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at June 30, 2005 and 2004.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

E.  Property and Equipment

Property and equipment consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
	(In thousands)
Machinery and equipment	$8,354	$6,445
Computer hardware and software	1,315	1,165
Assets under construction	87	3,949
Furniture and fixtures	361	213
Leasehold improvements	15,776	11,818
	25,893	23,590
Less accumulated depreciation	(16,010)	(13,880)
Property and equipment, net	$9,883	$9,710

Depreciation expense was approximately $2.2 million, $1.3 million, and $1.1 million for the years ended June 30, 2005, 2004 and 2003, respectively.

F.  Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2005	2004	2003
Loss before income tax expense	$(10,922)	$(5,871)	$(19,947)
Expected tax benefit at 34%	$(3,713)	$(1,996)	$(6,782)
State tax benefit net of federal benefit	(685)	(368)	(1,125)
Unbenefitted losses	4,525	2,403	7,938
Other	(98)	7	4
Income tax provision	$29	$46	$35

At June 30, 2005, the Company has net operating loss carry forwards of approximately $168.6 million available to reduce federal taxable income that expire in 2006 through 2025 and $63.3 million available to reduce state taxable income that expire in 2006 through 2010. A portion of such carry forwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $10.3 million available to offset federal and state income taxes, which expire beginning in 2006. Due to the degree of uncertainty related to the ultimate use of the loss carry forwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

F.  Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2005 and 2004 are as follows (in thousands):

	June 30,
	2005	2004
Net operating loss carry forwards	$61,277	$59,602
Research and development tax credit carry forwards	8,980	8,398
Capitalized research costs	544	826
Property and other intangible assets	2,690	2,446
Deferred revenue	7,575	7,255
Other liabilities	347	601
Total deferred tax assets	81,413	79,128
Valuation allowance	(81,413)	(79,128)
Net deferred tax assets	$—	$—

The valuation allowance increased by $2.3 million during 2005 due primarily to an increase in net operating loss carryforwards related to the Company’s net loss offset by write-offs of expiring federal and state net operating loss carry forwards and research and development credits.

G.   Capital Stock

Common and Preferred Stock

In July 1997, the Company’s then majority-owned subsidiary, ATI, entered into a collaboration with BioChem Pharma, Inc. (BioChem Pharma). As part of the agreement, BioChem Pharma received warrants to purchase shares of ImmunoGen Common Stock equal to $11.1 million, the amount invested in ATI by BioChem Pharma during the three-year research term. These warrants were exercisable at any time on or after July 31, 2000, until and including July 31, 2002, into a number of shares of ImmunoGen common stock determined by dividing $11.1 million by the average closing price per share of the ImmunoGen common stock, as reported by Nasdaq, for the five days preceding the exercise of the warrant, subject to certain limitations. On July 29, 2002, Shire Biochem, Inc. (Shire), as successor in interest to BioChem Pharma, delivered to the Company a notice of exercise of warrants and Shire delivered 11,000 shares of ATI in lieu of cash to exercise the warrants. The Company issued to Shire 4.096 million shares of restricted common stock of the Company. Upon the request of Shire and pursuant to the Registration Rights Agreement dated July 31, 1997 between the two parties, on September 26, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale by Shire of the shares of common stock issued upon the exercise of the warrants.

In March 2002, the Company issued 189,000 restricted shares of the Company’s common stock to settle an existing claim.

On May 12, 2004, the Board of Directors of ImmunoGen terminated, effective immediately, the share repurchase program that it originally authorized in August 2002. The Board of Directors of the Company

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

G.   Capital Stock (Continued)

had authorized the repurchase of up to 4.1 million shares of the Company’s common stock. The repurchases were to be made at the discretion of management and as market conditions warranted. Through May 12, 2004, the Company had repurchased 3.675 million shares of its common stock at a total cost of $11.1 million.

Warrants

In connection with ImmunoGen’s November 2000 public offering of stock, the Company issued an existing holder of ImmunoGen warrants an additional warrant, expiring in November 2005, to acquire 340,000 shares of common stock at an exercise price of $38.00 per share. The warrant remains outstanding as of June 30, 2005.

Common Stock Reserved

At June 30, 2005, the Company has reserved 7.242 million shares of authorized common stock for the future issuance of shares under the Company’s Restated Stock Option Plan, 2001 Non-Employee Director Stock Plan and for all outstanding warrants.

Stock Options

Under the Company’s Restated Stock Option Plan as amended, or the Plan, employees, consultants and directors may be granted options to purchase shares of common stock of the Company. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

On November 9, 2004, the shareholders of the Company approved amendments to the Restated Stock Option Plan to increase the aggregate shares for which stock options may be granted under the Plan from 7.350 million to 8.550 million. The Plan was also amended to ensure that non-qualified options issued under the Plan do not have a price per share less than fair market value on the date of grant. Further, the Plan was similarly amended to require shareholder approval of material amendments to the Plan. In addition to options granted under the Plan, the Board previously approved the granting of other non-qualified options.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

G.   Capital Stock (Continued)

Information related to stock option activity under the Plan and outside of the Plan during fiscal years 2003, 2004 and 2005 is as follows:

	Options Issued Under the Plan		Non-qualified Options Issued Outside of the Plan
	Shares	Average Price per Share	Shares	Average Price per Share
Outstanding at June 30, 2002	4,350	$7.53	10	$12.00
Granted	874	3.85	—	—
Exercised	(2)	1.76	—	—
Forfeited	(34)	10.16	—	—
Expired	(101)	11.29	(10)	12.00
Outstanding at June 30, 2003	5,087	$6.89	—	$—
Granted	682	6.53	—	—
Exercised	(194)	3.08	—	—
Forfeited	(256)	9.91	—	—
Expired	(64)	6.63	—	—
Outstanding at June 30, 2004	5,255	$6.84	—	$—
Granted	1,106	5.48	—	—
Exercised	(231)	2.29	—	—
Forfeited	(267)	7.56	—	—
Expired	(1)	2.06	—	—
Outstanding at June 30, 2005	5,862	$6.73	—	$—

The following table summarizes aggregate information about total stock options outstanding under the Plan and outside the Plan at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.84 - 2.25	1,273	2.78	$1.37	1,267	$1.36
2.30 - 3.95	1,507	5.86	3.57	1,343	3.55
4.06 - 6.27	1,416	9.44	5.70	164	6.20
6.36 - 20.75	1,635	5.75	14.31	1,445	15.13
23.94 - 39.13	31	1.51	28.03	31	28.03
	5,862			4,250

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

G.   Capital Stock (Continued)

The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective average prices per share were outstanding and exercisable at June 30, 2005, 2004 and 2003:

	Outstanding	Average Price Per Share	Exercisable	Average Price Per Share
June 30, 2005	5,862	$6.73	4,250	$7.11
June 30, 2004	5,255	$6.84	3,888	$7.19
June 30, 2003	5,087	$6.89	3,483	$6.30

2001 Non-Employee Director Stock Plan

In November 2001, the Company’s shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company’s common stock on the last date of the Company’s fiscal quarter for which the services are rendered. The Director Plan is administered by the Board of Directors which is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted.

Pursuant to the Director Plan, during the year ended June 30, 2005, the Company recorded $34,000 in compensation expense related to the issuance of 6,000 stock units issued in June 2004. During the year ended June 30, 2004, the Company recorded $66,000 in compensation expense related to the issuance of 13,000 stock units and 5,000 shares of common stock. During the year ended June 2003, the Company recorded $48,000 in compensation expense related to the issuance of 8,000 stock units and 8,000 shares of common stock. The value of the stock units is adjusted to market value at each reporting period.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

In June 2004, the Board of Directors approved the establishment of the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan. The 2004 Director Plan provides for the granting of awards to Non-Employee Directors and, at their discretion, to have all or a portion of their awards in the form of cash or deferred share units. The deferred share units vest as to one-twelfth monthly. The number of deferred share units to be issued is determined by the market value of the Company’s common stock on the last date of the Company’s fiscal year prior to the fiscal year for which services are rendered. The deferred share units are to be paid out in cash to each non-employee director based upon the market value of the Company’s common stock on the date of such director’s retirement from the Board of Directors of the Company. The 2004 Director Plan is administered by the Board of Directors.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

G.   Capital Stock (Continued)

Pursuant to the 2004 Director Plan, during the year ended June 30, 2005, the Company recorded $62,000 related to the issuance of 18 deferred share units. The value of the share units is adjusted to market value at each reporting period.

H.   Commitments and Contingencies

Leases

At June 30, 2005 the Company leases facilities in Norwood and Cambridge, Massachusetts under agreements through 2011. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense was approximately $3.1 million, $3.0 million, and $1.7 million during fiscal years 2005, 2004 and 2003, respectively.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements are as follows:

2006	$3,375
2007	3,405
2008	2,881
2009	714
2010	714
Thereafter	239
Total minimum lease payments	$11,328

Litigation

The Company is not party to any material litigation.

Industrial Research Limited

In fiscal 2002, we entered into several agreements with Industrial Research Limited (IRL) to perform ansamitocin P3 fermentation, the precursor for our small molecule effector drug, DM1 and other maytansinoid cytotoxic agents. Currently, IRL is the only vendor that manufactures and is able to supply us with this material. The Company is actively investigating alternative vendors to produce this material.

I.   Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary. The Company makes a matching contribution that currently totals 20% of the employee’s contribution, up to a maximum amount equal to 1% of the employee’s gross salary. In fiscal 2005, 2004 and 2003, the Company’s contributions to the 401(k) Plan amounted to approximately $122,000, $100,000, and $87,000, respectively.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

J.   Quarterly Financial Information (Unaudited)

	Fiscal Year 2005
	First Quarter Ended September 30, 2004	Second Quarter Ended December 31, 2004	Third Quarter Ended March 31, 2005	Fourth Quarter Ended June 30, 2005
	In thousands, except per share data
Revenues:
Research and development support	$4,089	$4,066	$4,573	$4,623
License and milestone fees	1,542	1,034	3,040	1,160
Clinical materials reimbursement	2,865	3,637	2,415	1,606
Development fees	510	310	203	45
Total revenues	9,006	9,047	10,231	7,434
Expenses:
Cost of clinical materials reimbursed	2,494	3,042	2,286	1,414
Research and development	7,631	6,358	9,669	6,880
General and administrative	1,717	2,293	2,312	2,444
Total expenses	11,842	11,693	14,267	10,738
Loss from operations	(2,836)	(2,646)	(4,036)	(3,304)
Interest income, net	364	457	544	608
Realized losses on investments	(3)	(1)	(55)	(22)
Other income	7	—	1	—
(Loss) income before income tax expense	(2,468)	(2,190)	(3,546)	(2,718)
Income tax expense	3	19	5	2
Net (loss) income	$(2,471)	$(2,209)	$(3,551)	$(2,720)
Basic and diluted net (loss) income per common share	$(0.06)	$(0.05)	$(0.09)	$(0.07)

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2005

J.   Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2004
	First Quarter Ended September 30, 2003	Second Quarter Ended December 31, 2003	Third Quarter Ended March 31, 2004	Fourth Quarter Ended June 30, 2004
	In thousands, except per share data
Revenues:
Research and development support	$1,208	$3,886	$4,060	$4,409
License and milestone fees	646	1,051	2,551	1,300
Clinical materials reimbursement	1,949	227	936	3,460
Development fees	87	—	43	143
Total revenues	3,890	5,164	7,590	9,312
Expenses:
Cost of clinical materials reimbursed	1,759	227	729	2,944
Research and development	4,583	5,090	6,087	5,933
General and administrative	2,022	1,517	1,852	1,771
Total expenses	8,364	6,834	8,668	10,648
Loss from operations	(4,474)	(1,670)	(1,078)	(1,336)
Interest income, net	379	353	322	309
Realized losses on investments	(22)	(36)	(1)	—
Other income	1	30	1	1,350
(Loss) income before income tax expense	(4,116)	(1,323)	(756)	323
Income tax expense	10	10	4	21
Net (loss) income	$(4,126)	$(1,333)	$(760)	$302
Basic and diluted net (loss) income per common share	$(0.10)	$(0.03)	$(0.02)	$0.01

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

1.   Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.   Internal Control Over Financial Reporting.

(a)   Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management has concluded that, as of June 30, 2005 the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2005. This report appears immediately below.

(b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ImmunoGen, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ImmunoGen, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of ImmunoGen, Inc. and our report dated August 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 17, 2005

(c)   Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors

The section entitled “Election of Directors” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or before October 10, 2005, is hereby incorporated by reference.

Executive Officers

The following is a list of the executive officers of the Company and their positions with the Company. Each individual executive officer serves at the pleasure of the Board of Directors.

Name	Age	Positions with the Company
Mitchel Sayare, Ph.D.	57	Chairman of the Board of Directors, Chief Executive Officer and President
Walter A. Blattler, Ph.D.	55	Executive Vice President, Science and Technology
Daniel M. Junius	53	Senior Vice President and Chief Financial Officer
John M. Lambert, Ph.D.	54	Senior Vice President, Pharmaceutical Development
Pauline Jen Ryan	38	Senior Vice President, Corporate Development and Operations

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

Daniel M. Junius, Senior Vice President and Chief Financial Officer joined the Company in May, 2005. Mr. Junius served as Executive Vice President and Chief Financial Officer of New England Business Service (NEBS) from 1998 until 2004. Prior to NEBS, Mr. Junius was Vice President and Chief Financial Officer at Nashua Corporation, which he joined in 1984 and where he held financial management positions of increasing responsibility before becoming Chief Financial Officer in 1996. Mr. Junius holds a Masters of Business Administration from Northwestern University’s Kellogg School of Management.

John M. Lambert, Ph.D., Senior Vice President, Pharmaceutical Development since 2000, joined the Company in 1987. Dr. Lambert served as the Company’s Senior Director of Research from October 1994 to November 1996 and Vice President, Research and Development from 1996 to 2000. Prior to joining ImmunoGen, Dr. Lambert was Assistant Professor of Pathology at the Dana-Farber Cancer Institute,

where he worked on the research program supported by ImmunoGen. Dr. Lambert received his Ph.D. in Biochemistry from Cambridge University in England.

Pauline Jen Ryan, Senior Vice President, Corporate Development and Operations since 2004, was previously Vice President, Business Development from 2000 to 2004 and Senior Director, Business Development from 1999 to 2000, and had rejoined the Company in May of 1999. From 1998 to 1999, Ms. Ryan was a Vice President of Capital Management Consulting, Inc., a biomedical consulting firm. From 1994 to 1997, she was Director of Business Development of Organogenesis, Inc., a biotechnology company. Ms. Ryan holds a Masters of Business Administration from Northwestern University’s Kellogg School of Management.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

Information required by this Item with respect to our code of corporate conduct and code of ethics can be found in Item 1 of this report under the heading “The Company.”

Item 11.   Executive Compensation

The sections entitled “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Agreements” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders are hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards at June 30, 2005.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	5,862	$6.73	1,021
Equity compensation plans not approved by security holders	—	—	—
Total	5,862	$6.73	1,021

(1)          These plans consist of the Restated Stock Option Plan and the 2001 Non-Employee Director Stock Plan.

Item 13.   Certain Relationships and Related Transactions

The section entitled “Certain Transactions” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The section entitled “Independent Auditors” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)   Financial Statements

(1)   See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(2)   The following schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2005, 2004 and 2003.

(3)   See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.
	By:	/s/ MITCHEL SAYARE
Mitchel Sayare
Chairman of the Board and Chief Executive Officer
Dated: August 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MITCHEL SAYARE	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	August 26, 2005
Mitchel Sayare
/s/ WALTER A. BLÄTTLER	Executive Vice President, Science and Technology, and Director	August 26, 2005
Walter A. Blättler
/s/ DANIEL M. JUNIUS	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 26, 2005
Daniel M. Junius
/s/ KARLEEN M. OBERTON	Senior Corporate Controller (Principal Accounting Officer)	August 26, 2005
Karleen M. Oberton
/s/ DAVID W. CARTER	Director	August 26, 2005
David W. Carter
/s/ STUART F. FEINER	Director	August 26, 2005
Stuart F. Feiner
/s/ MARK SKALETSKY	Director	August 26, 2005
Mark Skaletsky
/s/ JOSEPH VILLAFRANCA	Director	August 26, 2005
Joseph Villafranca
/s/ NICOLE ONETTO, M.D.	Director	August 26, 2005
Nicole Onetto, M.D.

INDEX TO EXHIBITS

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(18)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)

Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)

(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant’s securities(4)
(10.3	)x	Restated Stock Option Plan(20)
(10.4	)x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Blattler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)

Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. (“Lessee”) together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)

(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9	)x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994 (8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.16)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.20)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.28)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.43)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.44)		License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(12)
(10.45)		Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(12)
(10.46)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.47)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(14)
(10.48)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(14)
(10.49)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(15)
(10.50)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(16)

(10.51)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(16)
(10.52)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(17)
(10.53)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(17)
(10.54)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(18)
(10.55	)x	2001 Non-Employee Director Stock Plan(19)
(10.56)		Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004*(21)
(10.57)		Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*
(10.58	)x	Letter Agreement Regarding Employment dated as of April 18, 2005 between the Registrant and Mr. Daniel M. Junius
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(1)          Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-38883.

(2)          Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 1990.

(3)          Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the year ended June 30, 1997.

(4)          Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-31219.

(5)          Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1992.

(6)          Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-31219.

(7)          Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-43725, as amended.

(8)          Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 1994.

(9)          Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-38883.

(10)   Previously filed as exhibits to the Registrant’s Current Report on Form 8-K for the March 25, 1996 event, and incorporated herein by reference.

(11)   Previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.

(12)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.

(13)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 1998.

(14)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2000.

(15)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s current report on Form 8-K filed October 10, 2000.

(16)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s current report on Form 8-K/A filed October 10, 2000.

(17)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(18)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(19)   Previously filed as exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75374

(20)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrants Registration Statement on Form S-8, File No. 333-75372.

(21)   Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(x)           Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.

(*)          The Registrant has filed a confidential treatment request with the Commission with respect to this document.

IMMUNOGEN, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A — DESCRIPTION	COLUMN B	COLUMN C — ADDITIONS		COLUMN D	COLUMN E
Inventory Reserves	Balance At Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Inventory Write Off	Balance at End of Period
Year End June 30, 2005	$1,684	2,312	—	(310)	$3,686
Year End June 30, 2004	$1,197	777	—	(290)	$1,684
Year End June 30, 2003	$261	1,057	—	(121)	$1,197

Prepaid and Other Current Asset Reserves
Year End June 30, 2005	$—	—	—	—	$—
Year End June 30, 2004	$—	—	—	—	$—
Year End June 30, 2003	$492	—	—	(492)	$—

S-I