Form 10-Q
period 2005-09-30
IMMUNOGEN INC
filed 2005-11-08
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share 41,077,428 shares outstanding as of November 4, 2005

IMMUNOGEN, INC.

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005
(UNAUDITED)
In thousands, except per share amounts

	September 30, 2005	June 30, 2005

ASSETS
Cash and cash equivalents	$2,493	$3,423
Marketable securities	84,331	87,142
Accounts receivable	1,715	1,418
Unbilled revenue	5,895	5,035
Inventory, net	824	1,520
Prepaid and other current assets, net	1,002	1,398
Total current assets	96,260	99,936

Property and equipment, net	9,731	9,883
Other assets	265	313

Total assets	$106,256	$110,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,352	$2,099
Accrued compensation	1,027	728
Other current accrued liabilities	1,601	1,327
Current portion of deferred revenue	5,456	5,072
Total current liabilities	9,436	9,226

Deferred revenue	13,430	13,739
Other long term liabilities	419	325
Total liabilities	23,285	23,290
Commitments and Contingencies (Note D)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000; issued and outstanding 44,750 shares and 44,695 shares as of September 30, 2005 and June 30, 2005, respectively	448	447
Additional paid-in capital	319,140	318,300
Deferred compensation	-	(13)
Treasury stock	(11,071)	(11,071)
Accumulated deficit	(225,433)	(220,727)
Accumulated other comprehensive loss	(113)	(94)
Total stockholders’ equity	82,971	86,842
Total liabilities and stockholders’ equity	$106,256	$110,132

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
In thousands, except per share amounts

	Three Months Ended
	September 30,

	2005	2004

Revenues:
Research and development support	$5,645	$4,089
License and milestone fees	1,261	1,542
Clinical materials reimbursement	831	2,865
Development fees	41	510

Total revenues	7,778	9,006

Expenses:
Cost of clinical materials reimbursed	904	2,494
Research and development (1)	9,492	7,631
General and administrative (1)	2,794	1,717

Total expenses	13,190	11,842

Loss from operations	(5,412)	(2,836)

Interest income, net	718	364
Net realized losses on investments	(4)	(3)
Gain on sale of assets	2	-
Other income	-	7

Loss before income tax expense	(4,696)	(2,468)

Income tax expense	10	3

Net loss	$(4,706)	$(2,471)

Basic and diluted net loss per common share	$(0.11)	$(0.06)

Basic and diluted weighted average common shares outstanding	41,065	40,789

(1)	Includes the following stock compensation expense:

	2005	2004
Research and development	$352	$-
General and administrative	354	3
Total	$706	$3

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
In thousands

	Three months ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(4,706)	$(2,471)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	650	441
Gain on sale of fixed assets	(2)	-
Loss on sale of marketable securities	4	3
Stock compensation	706	3
Deferred rent	1	1
Change in operating assets and liabilities:
Accounts receivable	(297)	2,252
Unbilled revenue	(860)	983
Inventory	696	1,372
Prepaid and other current assets	396	190
Other assets	48	19
Accounts payable	(747)	(547)
Accrued compensation	299	736
Other current accrued liabilities	274	250
Deferred revenue	75	(2,356)
Net cash (used in) provided by operating activities	(3,463)	876

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	139,457	215,147
Purchases of marketable securities	(136,669)	(215,388)
Capital expenditures	(498)	(465)
Proceeds from sale of fixed assets	2	-
Net cash provided by (used in) investing activities	2,292	(706)

Cash flows from financing activities:
Proceeds from stock options exercised	241	4
Net cash provided by financing activities	241	4

Net change in cash and cash equivalents	(930)	174

Cash and cash equivalents, beginning balance	3,423	6,768

Cash and cash equivalents, ending balance	$2,493	$6,942

Supplemental disclosure:
Cash paid for income taxes	$10	$18

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

A. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2005 and June 30, 2005 and for the three months ended September 30, 2005 and 2004 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiary, ImmunoGen Securities Corp. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, and EITF 00-21 Accounting for Revenue Arrangements with Multiple Elements (EITF 00-21). In accordance with SAB No. 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At September 30, 2005, the Company had the following three types of collaborative contracts with the parties identified below:

•	License to a single target antigen (single target license):

Biogen Idec, Inc.

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple licenses)

Millennium Pharmaceuticals, Inc.

•	Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Abgenix, Inc.

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

•	Broad agreement to discover, develop and commercialize antibody-based anticancer products:

Sanofi-aventis Group (sanofi-aventis)

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

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event that a broad license agreement was terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company’s discovery, development and commercialization agreement with sanofi-aventis includes for an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program of three years and the two 12-month extensions that sanofi-aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed funding of $50.7 million over the initial three-year period, as determined in each of the three research program years. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension will provide the Company with an additional $18.2 million in committed funding over the twelve months beginning September 1, 2006.

At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable research activities performed under the program during the fiscal year ended June 30, 2005 which had not been billed or recorded as revenue. Accordingly, the Company has included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the three months ended September 30, 2005. The Company does not believe such previously unrecorded revenue was material to the results of operations or the financial position of the Company for any interim period of 2005 or for the year ended June 30, 2005.

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

The Company may produce preclinical and clinical materials for its collaborators. The Company is reimbursed for its fully burdened cost to produce clinical materials plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, research activities are performed, including developing antibody-specific conjugation processes on behalf of the Company’s collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company records the amounts received for the materials produced or services performed as Development Fees.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at September 30, 2005 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; and (iii) research funding earned based on actual resources utilized under the Company’s development and license agreements with Biogen Idec and Centocor.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2005 and June 30, 2005 is summarized below (in thousands):

	September 30, 2005	June 30, 2005

Raw materials	$687	$797
Work in process	137	723

Total	$824	$1,520

Inventory cost is stated net of a valuation allowance of $3.6 million and $3.7 million as of September 30, 2005 and June 30, 2005, respectively. The valuation allowance represents the cost of DM1, DM4 (collectively, DMx) and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm fixed orders and projections.

DM1and DM4 are cell-killing used in all TAP product candidates currently in preclinical and clinical testing, and are the subject of the Company’s collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

The actual amount of ansamitocin P3 and DMx that will be produced in future periods under certain current and other future potential agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company’s and its collaborators’ products. Such excess product would be charged to research and development expense. The Company anticipates that its investment in process development efforts and production of ansamitocin P3 and DMx will continue to be significant.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with three of its collaborators, the Company generally receives rolling six month firm-fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Because these elements can vary significantly over the course of a trial, significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate, and any margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)	That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed as incurred;

b)
To the extent that the Company has collaborator projections for up to 12 months or firm fixed orders, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm fixed orders and/or projections;

c)
The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators' firm fixed orders or projections to be excess. The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to research and development expense; and

d)
The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

At September 30, 2005, the Company's on-hand supply of DMx and ansamitocin P3 (including $2.9 million of DMx and $1.8 million of ansamitocin P3 held) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the year ended June 30, 2005, the Company recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that the Company has identified as excess based upon the Company's inventory policy as described above. No additional amounts were recorded during the three months ended September 30, 2005 related to excess inventory. However, in the three months ended September 30, 2005, the Company recorded $127,000 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. Any changes to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense.

Computation of Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options and warrants. The total number of options and warrants convertible into ImmunoGen Common Stock and the resulting ImmunoGen Common Stock equivalents, as calculated in accordance with the treasury-stock accounting method, are included in the following table:

	Three Months Ended September 30,
	2005	2004
	(In thousands)

Options and warrants convertible into Common Stock	6,092	5,676

Common Stock equivalents	1,886	1,492

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three months ended September 30, 2005 and 2004 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three months ended September 30, 2005 and 2004, total comprehensive loss equaled $4.7 million and $2.5 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment, using the modified-perspective-transition method. Under that transition method, compensation cost recognized for the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three months ended September 30, 2005 is $610,000 greater than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the three months ended September 30, 2005 would have been $0.10 had the Company not adopted Statement 123(R), compared to basic and diluted net loss per share of $0.11 reported.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	September 30,
	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(4,706)	$(2,471)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	-	3
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	-	(762)

Pro forma net loss	$(4,706)	$(3,230)

Basic and diluted net loss per common share, as reported	$(0.11)	$(0.06)

Basic and diluted net loss per common share, pro forma	$(0.11)	$(0.08)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term represents one group as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,
	2005	2004
Dividend	None	None
Volatility	89.38%	94.79%
Risk-free interest rate	3.99%	3.63%
Expected life (years)	5.9	5.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2005 and 2004 were $4.96 and $3.97, respectively.

Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation. Certain legal expenses previously included in research and development have been reclassified as general and administrative expense.

Segment Information

During the three months ended September 30, 2005, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 79% and 60% of revenues for the three months ended September 30, 2005 and 2004, respectively. Revenues from Boehringer Ingelheim accounted for approximately 0% and 18% of revenues for the three months ended September 30, 2005 and 2004, respectively. Revenues from Genentech accounted for 10% and 7% for the three months ended September 30, 2005 and 2004, respectively. Revenues from Millennium Pharmaceuticals accounted for 1% and 12% of revenues for the three months ended September 30, 2005 and 2004, respectively. There were no other significant customers in the three months ended September 30, 2005 and 2004.

B. Agreements

sanofi-aventis

In August 2005, sanofi-aventis exercised the first of its two options to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $18.2 million in research support over the twelve months beginning September 1, 2006. This funding is in addition to the $50.7 million in research support already committed for the three-year period ending August 31, 2006.

Genentech, Inc.

In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target the HER2 cell surface receptor. The second agreement executed in May 2000 provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. The May 2000 agreement included a provision that allowed Genentech to renew the agreement for one additional three-year term by payment of a $2.0 million access fee. On April 27, 2005, Genentech renewed the agreement and paid the $2.0 million technology access fee to ImmunoGen to renew this agreement.

On April 27, 2005 and July 22, 2005, Genentech licensed exclusive rights to use ImmunoGen’s maytansinoid TAP technology with its therapeutic antibodies to two undisclosed targets. Under the terms defined in the May 2000 technology access agreement, for each license ImmunoGen received a $1.0 million license fee, and is entitled to receive milestone payments that total $38 million, assuming all benchmarks are met; ImmunoGen also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from the licenses.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its Annual Report on Form 10-K.

C. Capital Stock

The Company recorded approximately $37,000 and $4,700 in compensation expense during the three months ended September 30, 2005 and 2004, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. Additionally, during the three months ended September 30, 2004, the Company recaptured approximately $17,900 of previously recorded compensation expense related to certain stock units. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, approved in June 2004, the Company issued 13,817 and 10,169 deferred share units during the three months ended September 30, 2005 and 2004, respectively. The Company recorded approximately $56,000 and $13,000 in compensation expense related to deferred share units outstanding under the 2004 Plan during the three months ended September 30, 2005 and 2004, respectively.

During the three months ended September 30, 2005, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 55,494 shares of common stock at prices ranging from $1.94 to $6.27 per share.  The total proceeds to the Company from these option exercises were approximately $241,000.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. We believe that the combination of our expertise in antibodies and oncology has resulted in the development of both proprietary product candidates and technologies. Our lead, proprietary, tumor-activated prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to tumor cells. Our targeted delivery technology is designed to increase the potency of these cancer-specific antibodies, which allows our drugs to kill cancer cells with the potential to cause only modest damage to healthy tissue. The cytotoxic agents we currently use in our TAP compounds involved in clinical testing are the maytansinoid DM1 and DM4 molecules, chemical derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now the sanofi-aventis Group).  Under the terms of this agreement, sanofi-aventis gained commercialization rights to three of the most advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed during the research program portion of the collaboration. This collaboration allows us to access sanofi-aventis’ cancer targets and their clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with the Company and committed to fund us $18.2 million in research support over the twelve months beginning September 1, 2006. This funding is in addition to the research support already committed for the three years ended August 31, 2006. Should sanofi-aventis elect to exercise its contractual right to extend the term of the research program for the second additional 12-month period, we will receive additional research funding. In August 2004, Aventis completed its merger with Sanofi-Synthelabo and is now part of the sanofi-aventis Group. To this date, this merger has not had any adverse effect on our collaboration.

We are reimbursed our fully burdened cost to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Abgenix, Inc., Biogen Idec, Boehringer Ingelheim International GmbH, Centocor, Inc., Genentech, Inc., Millennium Pharmaceuticals, Inc., and the sanofi-aventis Group. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In August 2003, Vernalis completed its acquisition of our collaborator British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of huN901-DM1. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product, is responsible for, at its own expense, the study it initiated in the United States (Study 001) until June 30, 2004 and the study first initiated in the United Kingdom (Study 002) through completion. We are responsible for the further development of huN901-DM1. We took over responsibility for Study 001 on July 1, 2004 and, in September 2005, we announced our initiation of a clinical trial of huN901-DM1 in multiple myeloma (Study 003).

On January 8, 2004, we announced that we intended to advance cantuzumab mertansine into human testing to assess the clinical utility of the compound in certain indications. In October 2004, we decided to move forward huC242-DM4 instead of cantuzumab mertansine (huC242-DM1). We initiated a Phase I clinical trial with huC242-DM4 in June 2005.

Based upon the results of our clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of huN901-DM1 and huC242-DM4, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts to include expanded clinical trials. As of September 30, 2005, we had approximately $86.8 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the next three to four fiscal years.

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

We recognize the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the term of the collaborative research program and the two 12-month extensions that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, collectively referred to as DMx, or ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders and projections to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the three months ended September 30, 2005, we recorded $127,000 to write down certain P3 and DMx batches to their net realizable value.

Stock Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment, using the modified-perspective-transition method. Under that transition method, compensation cost recognized for the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts reduced by our estimate of forfeitures of all unvested awards.

Prior to July 1, 2005, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, our net loss for the three months ended September 30, 2005 is $610,000 greater than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the three months ended September 30, 2005 would have been $0.10 had we not adopted Statement 123(R), compared to basic and diluted net loss per share of $0.11 as reported. We estimated the fair value of share-based payments to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS 123.

As of September 30, 2005, the estimated fair value of unvested employee awards was $5.7 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is approximately 2.3 years. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123(R) did not require any cumulative adjustments to our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2005 and 2004

Revenues

Our total revenues for the three months ended September 30, 2005 were $7.8 million compared with $9.0 million for the three months ended September 30, 2004. The $1.2 million decrease in revenues in the quarter ended September 30, 2005 compared to the same period in the prior year is primarily attributable to lower clinical materials reimbursement, as well as decreases in license and milestone fees, and development fees, partially offset by higher research and development support.

Research and development support revenue was $5.6 million and $4.1 million in the three months ended September 30, 2005 and 2004, respectively. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis. During the three months ended September 30, 2005, this revenue also includes amounts earned for actual resources utilized under our development and license agreements with Biogen Idec and Centocor. The sanofi-aventis agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program, as determined in each of the three research program years. At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable activities performed under the program during the fiscal year ended June 30, 2005 which had not been billed or recorded as revenue. Accordingly, we have included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the three months ended September 30, 2005.

Revenues from license and milestone fees for the three months ended September 30, 2005 decreased $281,000 to $1.3 million from $1.5 million in the same period ended September 30, 2004.  Included in license and milestone fees for the quarter ended September 30, 2004, was $500,000 of milestone revenue earned under the sanofi-aventis collaboration. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2005 and 2004 is included in the following table:

	Three months ended September 30,
	2005	2004
	(In thousands)
Collaborative Partner:
Abgenix	$100	$129
Sanofi-aventis	600	1,100
Biogen Idec	12	-
Boehringer Ingelheim	-	42
Centocor	42	-
Genentech	397	161
Millennium	110	110
Total	$1,261	$1,542

Deferred revenue of $18.9 million as of September 30, 2005 primarily represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased $2.0 million to $831,000 in the three months ended September 30, 2005, compared to $2.9 million in the three months ended September 30, 2004. During the three months ended September 30, 2005, we shipped clinical materials in support of AVE9633 clinical trials being conducted by sanofi-aventis, and shipped preclinical materials in support of the development efforts of our collaborators. During the same period in 2004, we shipped clinical materials in support of bivatuzumab mertansine, MLN2704 and huN901-DM1 clinical trials being conducted by partners, as well as preclinical materials in support of the development efforts of our collaborators. The cost of clinical materials reimbursed for the three months ended September 30, 2005 and 2004 was $904,000 and $2.5 million, respectively. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

We had development fees of $41,000 in the three months ended September 30, 2005 compared to $510,000 during the same period in 2004. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

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

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between Vernalis and ourselves, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Vernalis will complete Study 002. As of July 1, 2004, we assumed responsibility for Study 001. We have taken steps to expedite the patient enrollment in Study 001. Additionally, we initiated a Phase I clinical trial with huN901-DM1 in CD56-positive multiple myeloma in September, 2005 (Study 003). We intend to evaluate whether to out license all or part of the development and commercial rights to this compound as we move through the clinical trial process.

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

We licensed the three most advanced product candidates in our preclinical portfolio to sanofi-aventis in 2003 under the terms of our discovery, development and commercialization collaboration. These three product candidates are an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19, TAP compound for certain B-cell malignancies (SAR3419). In December 2004, sanofi-aventis filed an Investigational New Drug Application (IND) for AVE9633. Clinical testing of this compound was initiated in February 2005.

The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors, including certain breast, lung and prostate cancers. At September 30, 2005, pursuant to our collaboration research program with sanofi-aventis, we continued to perform preclinical experiments to evaluate candidate antibodies and had identified a lead antibody product candidate and several alternate product candidates. The third potential product candidate is directed at certain anti-CD19 B-cell malignancies, including non-Hodgkin’s lymphoma, and is in preclinical development.

The cost to develop new products and advance those products to the IND stage of development can be significant. Under the terms of our discovery, development and research collaboration with sanofi-aventis, they licensed three of our most advanced preclinical product candidates. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products. Furthermore, sanofi-aventis may only include a certain number of antibody targets in the research program at any one time. Sanofi-aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program and recently agreed-upon one-year extension, we will receive a minimum of $68.9 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program.

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

Research and development expense for the three months ended September 30, 2005 increased $1.9 million to $9.5 million from $7.6 million for the three months ended September 30, 2004. The number of research and development personnel increased to 144 at September 30, 2005 compared to 122 at September 30, 2004. Research and development salaries and related expenses increased by $1.1 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Included in salaries and related expenses for the three months ended September 30, 2005 is $352,000 of stock compensation costs incurred with the adoption of SFAS 123(R) on July 1, 2005. Facilities expense, including depreciation, also increased $364,000 for the three months ended September 30, 2005 compared to the same period for the prior year. This increase was due to the addition of two manufacturing suites that were placed in service after September 30, 2004 and an increase in expenses related to our expansion of certain laboratory space that was completed at the end of fiscal 2005. We expect future research and development expenses to increase as we continue development of our and our collaborators’ product candidates and technologies.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Research	$3,509	$2,577
Preclinical and Clinical Testing	1,690	1,139
Process and Product Development	1,370	1,337
Manufacturing Operations	2,923	2,578

Total Research and Development Expense	$9,492	$7,631

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities, and lab supplies. Research expenses for the three months ended September 30, 2005 increased $932,000 to $3.5 million from $2.6 million for the three months ended September 30, 2004. The increase in research expenses was primarily the result of an increase in salaries and related expense, an increase in fees to in-license certain technologies and an increase in facilities expense. The increase in salaries and related expense was the result of an increase in personnel to support the sanofi-aventis collaboration and our own internal projects, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2005 increased $551,000 to $1.7 million compared to $1.1 million for the three months ended September 30, 2004. This increase is primarily due to an increase in salaries and related expense, as well as an increase in facilities expense. The increase in salaries and related expense is the result of an increase in personnel to support our own as well as our collaborators’ preclinical and clinical activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Process and Product Development: Process and product development expenses  include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2005, total development expenses increased $33,000 to $1.4 million compared to $1.3 million for the three months ended September 30, 2004. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred related to option grants accounted for under SFAS 123R. This increase was partially offset by a decrease in contract service expenses, primarily due to a decrease in ansamitocin P3 development expense incurred during the three months ended September 30, 2005, as compared to the same period in the prior year.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operation and maintenance of our pilot scale manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as “Cost of Clinical Material Reimbursed” in our Statement of Operations. For the three months ended September 30, 2005, manufacturing operations expense increased $345,000 to $2.9 million compared to $2.6 million in the same period last year. The increase in expense is primarily the result of (i) an increase in salaries and related expenses (ii) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators, and (iii) an increase in facilities expenses. These increases were partially offset by (i) a decrease in contract service expense resulting primarily from lower expense related to DMx used in the manufacture of clinical materials on behalf of our collaborators and lower antibody costs, and (ii) lower expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy.

During the three months ended September 30, 2004, we recorded research and development expenses of $980,000 of ansamitocin P3 and DMx that we had identified as excess based upon our inventory policy, and $166,000 to write down certain batches of ansamitocin P3 and DMx to their net realizable values. During the same period in the current year, we recorded only $127,000 in similar expenses. Reserve requirements for excess quantities of ansamitocin P3 and DMx are principally based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for future discussion of our inventory reserve policy).

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 increased $1.1 million to $2.8 million compared to $1.7 million for the three months ended September 30, 2004. This increase is primarily due to an increase in salaries and related expense, and an increase in patent expenses. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005. The number of general and administrative personnel increased to 28 at September 30, 2005 compared to 23 at September 30, 2004. Patent costs increased primarily due to increased patents filed under our collaboration with sanofi-aventis.

Interest Income

Interest income for the three months ended September 30, 2005 increased $354,000 to $718,000 from $364,000 for the three months ended September 30, 2004. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $4,000 and $3,000 for the three months ended September 30, 2005 and 2004, respectively. The difference is attributable to market conditions and the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of September 30, 2005, we had approximately $86.8 million in cash and marketable securities.  Net cash used for operations during the three months ended September 30, 2005 was $3.5 million compared to net cash provided by operations of $876,000 during the three months ended September 30, 2004. Cash used in operations is primarily to fund the net loss and the greater use of funds during the three months ended September 30, 2005 is principally due to the increased net loss for the period compared to the same period last year, without the benefit of the reduction in working capital that occurred during the same period last year.

Net cash provided by investing activities during the three months ended September 30, 2005 was $2.3 million compared to net cash used for investing activities of $706,000 during the three months ended September 30, 2004. Cash flows from investing activities in the three months ended September 30, 2005 and 2004 primarily reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures. The variance primarily relates to an increase in the sale and maturities of marketable securities. Capital expenditures, primarily for the purchase of new equipment, were $498,000 and $465,000 for the three-month periods ended September 30, 2005 and 2004, respectively.

Net cash provided by financing activities was $241,000 for the three month ended September 30, 2005 compared to net cash provided by financing activities of $4,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 55,494 stock options under the Company’s Restated Stock Option Plan, at prices ranging from $1.94 to $6.27 per share. For the three months ended September 30, 2004, net cash provided by financing activities reflects the proceeds to the Company from the exercise of 1,220 stock options at prices ranging from $3.50 to $3.91 per share.

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

• insufficient drug supply;

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

• develop antibodies for additional product candidates, and discover additional cell surface markers for antibody development; and

•        secure access to targets which, due to intellectual property restrictions, would otherwise be unavailable to our technology.

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.We have entered into collaborations with Abgenix, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech, Millennium and sanofi-aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and from the development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, our collaborative agreement with British Biotech was terminated in January 2004, after British Biotech merged with Vernalis. Vernalis elected to relinquish its rights to develop and commercialize huN901-DM1, the product candidate subject to the collaborative agreement. In addition, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine. Under the 2001 agreement, Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen target.

If our collaborators’ requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

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

We have generated operating losses since our inception. As of September 30, 2005, we had an accumulated deficit of $225.4 million. For the three months ended September 30, 2005, and the fiscal years ended June 30, 2005, 2004 and 2003, we generated losses of $4.7 million, $11.0 million, $5.9 million and $20.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We rely on single source suppliers to manufacture the primary component for our cell-killing agents, DM1 and DM4. Any problems experienced by either supplier could negatively affect our operations.

We rely on third-party suppliers for some of the materials used in the manufacturing of TAP product candidates and cytotoxic agents. Our cell-killing agents include DM1 and DM4 (collectively DMx). DM1 and DM4 are used in our TAP product candidates in preclinical and clinical testing and are the subject of most of our collaborations. One of the primary components required to manufacture DM1 and DM4 is their precursor, ansamitocin P3. Currently, only one vendor manufactures and is able to supply us with this material. Any problems experienced by this vendor could result in a delay or interruption in the supply of ansamitocin P3 to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of ansamitocin P3 would likely lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates, which could negatively affect our business.  We also have an agreement with only one vendor to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates or our collaborators’ product candidates, which could negatively affect our business. We are currently in negotiations with a potential additional supplier of these materials. We cannot assume that we would be able to reach agreement with this supplier on acceptable terms, or at all.

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next three to four years.  However, we may need additional financing sooner due to a number of factors including:

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a)	Exhibits

3.3	By-Laws, as ammended(2)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(2) Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's report on Form 8-K dated November 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 8, 2005	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2005	By:	/s/ Daniel M. Junius
Daniel M. Junius
Senior Vice President and Chief Financial Officer (principal financial officer)