Form 10-Q/A
period 2005-09-30
IMMUNOGEN INC
filed 2005-11-16
CIK 855654

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

Shares of common stock, par value $.01 per share: 41,077,428 shares outstanding as of November 4, 2005

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended September 30, 2005 for ImmunoGen, Inc. is being filed solely for the purpose of filing corrected versions of Exhibits 31.1 and 31.2 in order to correct clerical omissions in each.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 16, 2005	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: November 16, 2005	By:	/s/ Daniel M. Junius
Daniel M. Junius
Senior Vice President and Chief Financial Officer (principal financial officer)