Form 10-Q
period 2005-12-31
IMMUNOGEN INC
filed 2006-02-09
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share 41,147,709 shares outstanding as of February 6, 2006

IMMUNOGEN, INC.

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND JUNE 30, 2005
(UNAUDITED)
In thousands, except per share amounts

	December 31, 2005	June 30, 2005

ASSETS
Cash and cash equivalents	$6,688	$3,423
Marketable securities	78,312	87,142
Accounts receivable	1,914	1,418
Unbilled revenue	4,797	5,035
Inventory	1,787	1,520
Prepaid and other current assets, net	954	1,398
Total current assets	94,452	99,936

Property and equipment, net	9,737	9,883
Other assets	265	313

Total assets	$104,454	$110,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$940	$2,099
Accrued compensation	2,019	728
Other current accrued liabilities	1,931	1,327
Current portion of deferred revenue	6,076	5,072
Total current liabilities	10,966	9,226

Deferred revenue, net of current portion	12,988	13,739
Other long-term liabilities	365	325
Total liabilities	24,319	23,290
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000; issued and outstanding 44,756 shares and 44,695 shares as of December 31, 2005 and June 30, 2005, respectively	448	447
Additional paid-in capital	319,766	318,300
Deferred Compensation	-	(13)
Treasury stock	(11,071)	(11,071)
Accumulated deficit	(228,935)	(220,727)
Accumulated other comprehensive loss	(73)	(94)
Total stockholders’ equity	80,135	86,842
Total liabilities and stockholders’ equity	$104,454	$110,132

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)
In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Revenues:
Research and development support	$5,231	$4,376	$10,917	$8,975
License and milestone fees	1,275	1,034	2,536	2,576
Clinical materials reimbursement	81	3,637	912	6,503

Total revenues	6,587	9,047	14,365	18,054

Expenses:
Cost of clinical materials reimbursed	94	3,042	999	5,536
Research and development (1)	8,760	6,358	18,252	13,989
General and administrative (1)	2,332	2,256	5,125	3,937

Total expenses	11,186	11,656	24,376	23,462

Loss from operations	(4,599)	(2,609)	(10,011)	(5,408)

Interest income, net	758	421	1,476	748
Net realized losses on investments	(22)	(1)	(26)	(4)
Gain on sale of assets	1	-	3	-
Other income	366	-	366	7

Loss before income tax expense	(3,496)	(2,189)	(8,192)	(4,657)

Income tax expense	6	20	16	23

Net loss	$(3,502)	$(2,209)	$(8,208)	$(4,680)

Basic and diluted net loss per common share	$(0.09)	$(0.05)	$(0.20)	$(0.11)

Basic and diluted weighted average common shares outstanding	41,079	40,800	41,072	40,795

        (1)   Includes the following stock compensation expense for the three and six months ended December 31, 2005 and 2004:

	2005	2004	2005	2004

Research and development	$350	$-	$702	$-
General and administrative	190	177	544	180

Total	$540	$177	$1,246	$180

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)
In thousands

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(8,208)	$(4,680)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,332	1,019
Gain on sale of fixed assets	(3)	980
Loss on sale of marketable securities	26	4
Inventory reserve	(215)	-
Stock compensation	1,246	180
Deferred rent	8	2
Change in operating assets and liabilities:
Accounts receivable	(496)	3,781
Unbilled revenue	238	(408)
Inventory	(52)	1,693
Prepaid and other current assets	444	154
Other assets	48	19
Accounts payable	(1,159)	(472)
Accrued compensation	1,291	1,127
Other current accrued liabilities	603	(432)
Deferred revenue	254	(3,010)
Net cash used in operating activities	(4,643)	(43)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	370,736	468,361
Purchases of marketable securities	(361,910)	(467,012)
Capital expenditures	(1,187)	(1,238)
Proceeds from sale of fixed assets	3	-
Net cash provided by investing activities	7,642	111

Cash flows from financing activities:
Proceeds from stock options exercised	266	90
Net cash provided by financing activities	266	90

Net change in cash and cash equivalents	3,265	158

Cash and cash equivalents, beginning balance	3,423	6,768

Cash and cash equivalents, ending balance	$6,688	$6,926

Supplemental disclosure:
Cash paid for income taxes	$10	$29

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

A. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2005 and June 30, 2005 and for the three and six months ended December 31, 2005 and 2004 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

At December 31, 2005, the Company had the following three types of collaborative contracts with the parties identified below:

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

Generally, upfront payments on single target licenses are deferred over the period of the Company’s substantial involvement during development. ImmunoGen employees are available to assist the Company’s collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude when the product receives FDA approval. The Company believes this period of involvement is, on average, six years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company’s discovery, development and commercialization agreement with sanofi-aventis includes an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it ratably over the period of the Company’s substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen will receive committed funding of $50.7 million over the initial three-year period, as determined in each of the three research program years. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension will provide the Company with an additional $18.2 million in committed funding over the twelve months beginning September 1, 2006.

At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable research activities performed under the program during the fiscal year ended June 30, 2005 which had not been billed or recorded as revenue. Accordingly, the Company has included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the six months ended December 31, 2005. The Company does not believe such previously unrecorded revenue was material to the results of operations or the financial position of the Company for any interim period of 2005 or for the year ended June 30, 2005.

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

The Company may produce preclinical and clinical materials for its collaborators. The Company is reimbursed for its fully burdened cost to produce clinical materials, and in some cases, cost plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when it has shipped the materials, the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, research activities are performed, including developing antibody-specific conjugation processes on behalf of the Company’s collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company records the amounts received for the materials produced or services performed as a component of Research and Development Support.

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

Unbilled Revenue

The majority of the Company’s Unbilled Revenue at December 31, 2005 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; and (iii) research funding earned based on actual resources utilized under the Company’s development and license agreements with certain other collaboration partners.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2005 and June 30, 2005 is summarized below (in thousands):

	December 31, 2005	June 30, 2005

Raw materials	$304	$797
Work in process	1,483	723

Total	$1,787	$1,520

Inventory cost is stated net of a valuation allowance of $3.5 million and $3.7 million as of December 31 and June 30, 2005, respectively. The valuation allowance represents the cost of DM1, DM4 and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm fixed orders and projections.

DM1 and DM4 are cell-killing agents used in all Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing, and are the subject of the Company’s collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

The actual amount of ansamitocin P3 and DMx that will be produced in future periods under certain current and other future potential agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company’s and its collaborators’ products. Such excess product, as determined under the Company’s inventory reserve policy, would be charged to research and development expense.

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

At December 31, 2005, the Company's on-hand supply of DMx and ansamitocin P3 (including $2.4 million of DMx and $1.8 million of ansamitocin P3) represented more than a 12-month supply based upon current collaborator firm fixed orders and projections. In the year ended June 30, 2005, the Company recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that the Company identified as excess based upon the Company's inventory policy as described above. No additional amounts were recorded during the six months ended December 31, 2005 related to excess inventory. However, in the six months ended December 31, 2005, the Company recorded $153,000 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. Any changes to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further valuation allowances, included as charges to research and development expense.

Computation of Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the dilutive effect of stock options and warrants. The total number of options and warrants convertible into ImmunoGen common stock and the resulting ImmunoGen common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are included in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Options and warrants convertible into Common Stock	5,714	5,737	5,714	5,737

Common Stock Equivalents	1,566	1,904	1,721	1,696

ImmunoGen common stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three and six months ended December 31, 2005 and 2004 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and six months ended December 31, 2005, total comprehensive loss equaled $3.5 million and $8.2 million, respectively. For the three and six months ended December 31, 2004, total comprehensive loss equaled $2.3 million and $4.8 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

As of December 31, 2005, the Company has one share-based compensation plan, the ImmunoGen, Inc. Restated Stock Option Plan. The compensation cost that has been incurred during the three and six months ended December 31, 2005 under this plan is $603,000 and $1.2 million, respectively.

The Company’s Restated Stock Option Plan as amended, or the Plan, which is shareholder-approved, permits the grant of share options to its employees, consultants and directors for up to 8.550 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first six months of 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three and six months ended December 31, 2005 is $603,000 and $1.2 million greater, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended December 31, 2005 would have been $(0.07) and $(0.17), respectively, had the Company not adopted Statement 123(R), compared to basic and diluted net loss per share of $(0.09) and $(0.20), respectively, as reported.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. (in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net loss, as reported	$(3,502)	$(2,209)	$(8,208)	$(4,680)

Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	-	58	-	61

Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	-	(749)	-	(1,483)

Pro forma net loss	$(3,502)	$(2,900)	$(8,208)	$(6,102)

Basic and diluted net loss per common share, as reported	$(0.09)	$(0.05)	$(0.20)	$(0.11)

Basic and diluted net loss per common share, pro forma	$(0.09)	$(0.07)	$(0.20)	$(0.15)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Dividend	None	None	None	None
Volatility	87.21%	93.13%	87.21%	93.13%
Risk-free interest rate	4.40%	3.07%	4.09%	3.28%
Expected life (years)	5.88	5.5	5.88	5.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2005 and 2004 were $4.17 and $5.51, respectively, and $4.72 and $4.14 for options granted during the six months ended December 31, 2005 and 2004, respectively.

A summary of option activity under the Plan as of December 31, 2005, and changes during the six month period then ended is presented below (in thousands, except weighted average data):

	Number of Stock Options	Weighted-average Exercise Price	Weighted-average remaining life in years	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,862	$6.73
Granted	88	$6.38
Exercised	(61)	$4.35
Forfeited/Cancelled	(176)	$12.04
Outstanding at December 31, 2005	5,713	$6.65	5.56	$7,093
Exercisable at December 31, 2005	4,199	$7.00	3.80	$6,867

A summary of the status of the Company’s nonvested shares as of December 31, 2005 is presented below (in thousands, except weighted average data):

		Weighted-average grant date fair value

	Shares

Nonvested at June 30, 2005	1,612	$4.43
Granted	88	$4.72
Vested	(59)	$5.46
Forfeited	(127)	$5.02
Nonvested at December 31, 2005	1,514	$4.28

As of December 31, 2005, the estimated fair value of unvested employee awards was $5.0 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is approximately 2.1 years.

A summary of option activity for shares vested during the six month periods ended December 31, 2005 and 2004 is presented below (in thousands):

	Six months ended December 31,
	2005	2004

Total fair value of shares vested	$320	$305
Total intrinsic value of options exercised	$130	$186
Cash received for exercise of stock options	$266	$90

Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation.

Segment Information

During the three and six months ended December 31, 2005, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 79% and 54% of revenues for the three months ended December 31, 2005 and 2004, respectively, and 79% and 57% for the six months ended December 31, 2005 and 2004, respectively. Revenues from Boehringer Ingelheim accounted for approximately 0% and 23% of revenues for the three months ended December 31, 2005 and 2004, respectively, and 0% and 20% for the six months ended December 31, 2005 and 2004, respectively. Revenues from Millennium Pharmaceuticals accounted for 3% and 16% of revenues for the three months ended December 31, 2005 and 2004, respectively, and 2% and 14% for the six months ended December 31, 2005 and 2004, respectively. There were no other significant customers of the Company in the three and six months ended December 31, 2005 and 2004.

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

Genentech, Inc.

In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target the HER2 cell surface receptor. The second agreement executed in May 2000 provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. The multi-year agreement included a provision that allowed Genentech to renew the agreement for one additional three-year term by payment of a $2.0 million access fee. On April 27, 2005, Genentech renewed the agreement and paid the $2.0 million technology access fee to ImmunoGen to renew this agreement.

On April 27, 2005, July 22, 2005 and December 12, 2005, Genentech licensed exclusive rights to use ImmunoGen’s maytansinoid TAP technology with its therapeutic antibodies to an undisclosed target. Under the terms defined in the May 2000 technology access agreement, for each of these three licenses ImmunoGen received a $1.0 million license fee, and is entitled to receive milestone payments that total $38 million, assuming all benchmarks are met; ImmunoGen also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from the licenses.

On January 27, 2006, Genentech notified the Company that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of the May 2000 exclusive license agreement for the HER2 target, this event triggers a $2.0 million milestone payment to the Company.

Millennium Pharmaceuticals, Inc.

On January 25, 2006, Millennium Pharmaceuticals, Inc. notified the Company that, as part of its ongoing portfolio management process and based on the evaluation of recent clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. MLN2704 consists of a Millennium antibody to the Prostate-Specific Membrane Antigen (PSMA) and ImmunoGen’s DM1 and was in development by Millennium under a 2002 license that gave Millennium exclusive rights to use ImmunoGen’s maytansinoid TAP technology with antibodies targeting PSMA. Millennium retains its right to use ImmunoGen’s maytansinoid TAP technology with antibodies targeting PSMA. As a result, the Company anticipates that Millennium Pharmaceuticals, Inc. will have no demand for conjugate material in the near future. However, the Company does not anticipate that this reduction in demand will result in any further write-down of DM1 or P3 inventory.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its Annual Report on Form 10-K.

C. Capital Stock

During the three and six months ended December 31, 2005, the Company recaptured approximately $52,800 and $15,800 of previously recorded compensation expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan (a stock appreciation right plan). No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan (a stock appreciation right plan), approved in June 2004, the Company issued 13,817 deferred share units during the six months ended December 31, 2005. The Company recaptured approximately $8,300 of previously recorded compensation expense and recorded $47,500 in compensation expense related to deferred share units outstanding under the 2004 Plan during the three and six months ended December 31, 2005, respectively. The Company recorded approximately $32,100 and $44,900 in compensation expense related to the issuance of 10,169 stock units for director services rendered during the three and six months ended December 31, 2004.

The value of stock units and deferred share units, discussed above, will fluctuate from period to period as the market value of the Company’s common stock increases or decreases at each reporting period.

During the six months ended December 31, 2005, holders of options issued under the Company’s Restated Stock Option Plan exercised their rights to acquire an aggregate of 61,138 shares of common stock at prices ranging from $1.94 to $6.27 per share.  The total proceeds to the Company from these option exercises were approximately $266,000.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company’s inception, we have been principally engaged in the development of antibody-based cancer therapeutics and novel treatments in the field of oncology. We believe that the combination of our expertise in antibodies and oncology has resulted in the development of both proprietary product candidates and technologies. Our lead, proprietary, Tumor-Activated Prodrug, or TAP, technology combines extremely potent, small molecule cytotoxic agents with monoclonal antibodies that recognize and bind specifically to cancer cells. Our TAP technology is designed to increase the potency of tumor-targeting antibodies and kill cancer cells with only modest damage to healthy tissue. The cytotoxic agents we use in our TAP compounds currently involved in clinical testing are the maytansinoid DM1 and DM4 molecules, chemical derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked antibody anticancer products.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now the sanofi-aventis Group).  Under the terms of this agreement, sanofi-aventis gained commercialization rights to three of the most advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed during the research program portion of the collaboration. This collaboration allows us to access sanofi-aventis’ clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the three-year research program. In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with the Company and committed to fund us $18.2 million in research support over the twelve months beginning September 1, 2006. This funding is in addition to the research support already committed for the three years ending August 31, 2006. Should sanofi-aventis elect to exercise its contractual right to extend the term of the research program for the second additional 12-month period, we will receive additional research funding.

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

On January 27, 2006, Genentech notified us that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of the May 2000 exclusive license agreement for antibodies to HER2, this event triggers a $2.0 million milestone payment.

On January 25, 2006, Millennium Pharmaceuticals, Inc. notified us that, as part of its ongoing portfolio management process and based on the evaluation of recent clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. MLN2704 consists of a Millennium antibody to the Prostate-Specific Membrane Antigen (PSMA) and ImmunoGen’s DM1 and was in development by Millennium under a 2002 license that gave Millennium exclusive rights to use ImmunoGen’s maytansinoid TAP technology with antibodies targeting PSMA. Millennium retains its right to use ImmunoGen’s maytansinoid TAP technology with antibodies targeting PSMA. As a result, we anticipate that Millennium Pharmaceuticals, Inc. will have no demand for conjugate material in the near future. However, we do not anticipate that this reduction in demand will result in any further write-down of DM1 or P3 inventory.

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of the product candidate, including the advancement of huN901-DM1 into our own clinical trial. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis retained responsibility for the conduct and expense of the study it initiated in the United States (Study 001) until June 30, 2004, and the study it had started in the United Kingdom (Study 002) through completion. We took over responsibility for Study 001 on July 1, 2004 and, in September 2005, we announced our initiation of a clinical trial of huN901-DM1 in multiple myeloma (Study 003). On December 15, 2005, we executed an amendment to the January 7, 2004 Termination Agreement with Vernalis (“the Amendment”). Under the terms of the Amendment, ImmunoGen assumed responsibility as of December 15, 2005, at its own expense, to complete Study 002. Under the Amendment, Vernalis paid ImmunoGen $365,000 in consideration of the expected cost of the obligations assumed by ImmunoGen with the Amendment. This $365,000 has been recognized as other income in the accompanying Consolidated Statements of Operations for the three and six months ended December 31, 2005.

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

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses over the foreseeable future. We do not anticipate that we will have a commercially approved product within the foreseeable future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts - including expanded clinical trials. As of December 31, 2005, we had approximately $85.0 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the next three to four fiscal years.

We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds including milestone payments and the committed research funding to which we are entitled pursuant to the sanofi-aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

We recognize the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the initial three-year term of the collaborative research program, the one 12-month extension sanofi-aventis exercised on August 2005, and one remaining 12-month extension that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of 12 months’ projected usage that is not supported by collaborators’ firm fixed orders and projections to be excess. We fully reserve any such material identified as excess with a corresponding charge to research and development expense. Our estimate of 12 months’ usage of DMx and ansamitocin P3 material inventory is based upon our collaborators’ estimates of their future clinical material requirements. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual 12-months usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. During the six months ended December 31, 2005, we recorded $153,000 to write down certain P3 and DMx batches and certain work in process amounts to their net realizable value.

Stock Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first six months of 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards.

Prior to July 1, 2005, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock options granted to non-employees, we recognize compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, our net loss for the six months ended December 31, 2005 is $1.2 million greater than if we had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the six months ended December 31, 2005 would have been $(0.17) had we not adopted Statement 123(R), compared to basic and diluted net loss per share of $(0.20), as reported. We estimated the fair value of share-based payments to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS 123.

As of December 31, 2005, the estimated fair value of unvested employee awards was $5.0 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is approximately 2.1 years. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123(R) did not require any cumulative adjustments to our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2005 and 2004

Revenues

Our total revenues for the three months ended December 31, 2005 were $6.6 million compared with $9.0 million for the three months ended December 31, 2004. The $2.5 million decrease in revenues in the quarter ended December 31, 2005 compared to the same period in the prior year is primarily attributable to lower clinical materials reimbursement, partially offset by higher research and development support, and to a lesser extent, license and milestone fees.

Research and development support revenue was $5.2 million and $4.4 million in the three months ended December 31, 2005 and 2004, respectively. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis. During the three months ended December 31, 2005 and 2004, this revenue also includes amounts earned for actual resources utilized under our development and license agreements with certain of our other collaborative partners. Also included in research and development support revenue are fees related to process development and research work performed by the Company on behalf of collaborators, as well as samples of research-grade material shipped to collaborators.  Fees for this material and service represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The fees that we earn associated with this material and service are directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of these fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees increased $241,000 to $1.3 million in the three months ended December 31, 2005 compared to $1.0 million in the three months ended December 31, 2004.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2005 and 2004 is included in the following table:

	Three Months Ended December 31,
	2005	2004
	(in thousands)

Collaborative Partner:
Abgenix	$100	$121
sanofi-aventis	600	600
Biogen Idec	12	-
Boehringer Ingelheim	-	42
Centocor	42	-
Genentech	410	161
Millennium	111	110

Total	$1,275	$1,034

Deferred revenue of $19.1 million as of December 31, 2005 primarily represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased $3.6 million to $81,000 in the three months ended December 31, 2005, compared to $3.6 million in the three months ended December 31, 2004. This decrease is primarily the result of a reduction in demand for clinical material by our collaboration partners. During the three months ended December 31, 2005, we shipped preclinical materials in support of the development efforts of our collaborators. During the same period in 2004, we shipped clinical materials in support of bivatuzumab mertansine and MLN2704 clinical trials as well as preclinical materials in support of the development efforts of other collaborators.  The cost of clinical materials reimbursed for the three months ended December 31, 2005 and 2004 was $94,000 and $3.0 million, respectively. Included in the cost of clinical materials reimbursed for the three months ended December 31, 2005 is $26,000 of expense to write down certain work in process amounts to their net realizable value. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for research, development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

• Our activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

•  Our contributions to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

• Process development related to clinical production of the huN901 antibody and huN901-DM1 conjugate;

• Process development related to clinical production of the huC242 antibody and huC242-DM4 conjugate;

• Process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

•  Operation and maintenance of our conjugate manufacturing plant;

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

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between us and Vernalis, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Under the terms of our January 7, 2004 Termination Agreement with Vernalis, we assumed responsibility of one of the studies underway with the compound, Study 001, on July 1, 2004. Since then, we have expanded this study due to the occurrence of objective activity among the initial patients enrolled and have expanded the number of clinical centers participating in this study to expedite patient enrollment. Additionally, we initiated a Phase I clinical trial with huN901-DM1 in CD56-positive multiple myeloma (Study 003) in September, 2005. On December 15, 2005, we and Vernalis executed an amendment to the January 7, 2004 Termination Agreement (“the Amendment”). Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete the huN901-DM1 clinical study (Study 002) that had been initiated in the United Kingdom. Vernalis paid us approximately $365,000 in consideration of the expected cost of the obligations assumed by us under the Amendment. Such consideration is included in Other Income/Expense in the accompanying Consolidated Statements of Operations for the three and six months ended December 2005. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound as we move through the clinical trial process.

In January 2004, we announced that we planned to advance cantuzumab mertansine, or an improved version of the compound, into a clinical trial that we would manage. In October 2004, we decided to move forward in developing a modified version of cantuzumab mertansine which we call huC242-DM4. Patient dosing was initiated for the Phase I study of huC242-DM4 in June 2005. We intend to evaluate whether to out license all or part of the development and commercial rights to this compound as we move through the clinical trial process for this compound.

In 2003, we licensed our then three most advanced product candidates in our preclinical portfolio to sanofi-aventis in 2003 under the terms of our discovery, development and commercialization collaboration. These three product candidates are an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound for certain B-cell malignancies (SAR3419). In December 2004, sanofi-aventis filed an Investigational New Drug Application (IND) for AVE9633. Clinical testing of this compound was initiated in March 2005.

The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors, including certain breast, lung and prostate cancers. At December 31, 2005, pursuant to our collaboration research program with sanofi-aventis, we continued to perform preclinical experiments to evaluate candidate antibodies and have identified a lead antibody product candidate and several alternate product candidates. The third potential product candidate is directed at certain anti-CD19 B-cell malignancies, including non-Hodgkin’s lymphoma, and is in preclinical development.

During the term of our research collaboration with sanofi-aventis, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology, with the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elects to exclude any antibodies or antibody targets, we may elect to develop the products for our own pipeline. Furthermore, sanofi-aventis may only include a certain number of antibody targets in the research program at any one time. Sanofi-aventis must therefore exclude any proposed antibody or antibody target in excess of this number. Over the original, three-year term of the research program and recently agreed-upon one-year extension, we will receive a minimum of $68.9 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program.

The potential product candidates that have been or that may eventually be excluded from the sanofi-aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or failure to obtain necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other things, the clinical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

Research and development expense for the three months ended December 31, 2005 increased $2.4 million to $8.8 million, from $6.4 million for the three months ended December 31, 2004, due to the reasons set forth below. The number of research and development personnel increased to 146 at December 31, 2005 compared to 133 at December 31 2004. Research and development salaries and related expenses increased by $851,000 to $4.4 million in the three months ended December 31, 2005 compared to $3.6 million in the three months ended December 31, 2004. Included in salaries and related expenses for the three months ended December 31, 2005 is $603,000 of stock compensation costs incurred with the adoption of SFAS 123(R) on July 1, 2005. Contract service expense increased $864,000 substantially due to increased antibody purchases incurred during the three months ended December 31, 2005 as compared to the same period ended December 31, 2004. Facilities expense, including depreciation, also increased $292,000, from $1.4 million to $1.7 million for the three months ended December 31, 2005 compared to the same period for the prior year. This increase was due to capital additions, an increase in salaries and related expense due to additional headcount, and an increase in administrative expenses primarily resulting from the addition of the 64 Sidney Street office in November 2004. We expect future research and development expenses to increase as we continue development of our and our collaborators’ product candidates and technologies.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Three Months Ended December 31,
	2005	2004
	(in thousands)

Research	$3,480	$3,323
Preclinical and Clinical Testing	1,902	1,321
Process and Product Development	1,223	1,036
Manufacturing Operations	2,155	678

Total Research and Development Expense	$8,760	$6,358

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities, and lab supplies. Research expenses for the three months ended December 31, 2005 increased $157,000 to $3.5 million from $3.3 million for the three months ended December 31, 2005. The increase in research expenses was primarily the result of an increase in salaries and related expense and an increase in facilities expense, partially offset by lower contract service expense. The increase in salaries and related expense was the result of an increase in personnel to support the sanofi-aventis collaboration and our own internal projects, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2005 increased $582,000 to $1.9 million compared to $1.3 million for the three months ended December 31, 2004. This increase is primarily due to an increase in salaries and related expense, facilities expense, and contract service expense. The increase in salaries and related expense is the result of an increase in personnel to support our own as well as our collaborators’ preclinical and clinical activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005. Contract service expense increased due to expanding clinical trial activity, partially offset by lower costs associated with hu-C242 preclinical studies.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2005, total development expenses increased $186,000 to $1.2 million compared to $1.0 million for the three months ended December 31, 2004. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred related to option grants accounted for under SFAS 123(R). This increase was partially offset by a decrease in contract service expenses, primarily due to a decrease in ansamitocin P3 development expense incurred during the three months ended December 31, 2005, as compared to the same period in the prior year.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as “Cost of Clinical Material Reimbursed” in our Statement of Operations. For the three months ended December 31, 2005, manufacturing operations expense increased $1.5 million to $2.2 million compared to $678,000 in the same period last year. The increase in expense is primarily the result of (i) an increase in salaries and related expenses, (ii) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators, (iii) increase in contract service expense and (iv) an increase in administrative expenses. These increases were partially offset by a decrease in disposable costs resulting from a decrease in volume, as well as bulk purchases made during the three month period ended December 31, 2004.

During the three months ended December 31, 2005 and December 31, 2004, we did not record any expense related to ansamitocin P3 and DMx that we had identified as excess based upon our inventory policy. Reserve requirements for excess quantities of ansamitocin P3 and DMx are principally based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for further discussion of our inventory reserve policy).

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2005 increased $76,000 to $2.3 million, as compared to the three months ended December 31, 2004. This increase is primarily due to an increase in salaries and related expense, partially offset by a credit related to directors’ fees. A component of directors’ fees is either an expense or credit related to the value of deferred share units issued to non-employee members of our Board of Directors. The value of deferred share units will fluctuate from period to period as the market value of the Company’s common stock increases or decreases at each reporting period. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Interest Income

Interest income for the three months ended December 31, 2005 increased $337,000 to $758,000 from $421,000 for the three months ended December 31, 2004. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $22,000 and $1,000 for the three months ended December 31, 2005 and 2004, respectively. The difference is attributable to market conditions and the timing of investment sales.

Other Income

During the three months ended December 31, 2005, we recorded as other income $365,000 for consideration of the expected cost of the obligations assumed by us resulting from the Amendment to the January 7, 2004 Termination Agreement executed by us and Vernalis. Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete the Study 002 for huN901-DM1.

Comparison of Six Months ended December 31, 2005 and 2004

Revenues

 Our total revenues for the six months ended December 31, 2005 were $14.4 million compared with $18.1 million for the six months ended December 31, 2004. The $3.7 million decrease in revenues in the six months ended December 31, 2005 compared to the same period in the prior year is primarily attributable to a decrease in clinical materials reimbursement revenue, partially offset by higher research and development support.

  Research and development support revenue was $10.9 million and $9.0 million in the six months ended December 31, 2005 and 2004, respectively. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis. During the six months ended December 31, 2005, this revenue also includes amounts earned for actual resources utilized under our development and license agreements with Biogen Idec and Centocor. The sanofi-aventis agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research program, as determined in each of the three research program years. At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable activities performed under the program during the fiscal year ended June 30, 2005 which had not been billed or recorded as revenue. Accordingly, we have included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the six months ended December 31, 2005. Also included in research and development support revenue are fees related to process development and research work performed by the Company on behalf of collaborators, as well as samples of research-grade material shipped to collaborators.  To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the six months ended December 31, 2005 decreased $40,000 to $2.5 million in the six month period ended December 31, 2005 compared to $2.6 million in the six month period ended December 31, 2004. Included in license and milestone fees for the six months ended December 31, 2004, was $500,000 of milestone revenue earned under the sanofi-aventis collaboration. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six month periods ended December 31, 2005 and 2004 is included in the following table:

	Six months ended December 31,
	2005	2004
	(in thousands)
Collaborative Partner:
Abgenix	$200	$250
sanofi-aventis	1,200	1,700
Biogen Idec	24	-
Boehringer Ingelheim	-	83
Centocor	83	-
Genentech	808	321
Millennium	221	221

Total	$2,536	$2,576

Clinical materials reimbursement decreased $5.6 million to $912,000 in the six months ended December 31, 2005, compared to $6.5 million in the six months ended December 31, 2004. This decrease is primarily the result of a reduction in demand for clinical material by our collaborative partners. During the six months ended December 31, 2005, we shipped clinical materials in support of the AVE9633 trial and in the anticipation of the clinical trials to be conducted by our partners, as well as preclinical materials in support of the development efforts of our collaborators. During the same period in 2004, we shipped clinical materials in support of the bivatuzumab mertansine, MLN2704 and AVE9633 clinical trials being conducted by partners, as well as preclinical materials in support of the development efforts of our collaborators. The cost of clinical materials reimbursed for the six months ended December 31, 2005 and 2004 was $999,000 and $5.5 million, respectively. Included in the cost of clinical materials reimbursed for the six months ended December 31, 2005 is $153,000 of expense to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for research, development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2005 increased $4.3 million to $18.3 million from $14.0 million for the six months ended December 31, 2004. The number of research and development personnel increased to 146 at December 31, 2005 compared to 133 at December 31, 2004. Research and development salaries and related expenses increased by $1.9 million to $8.8 million in the six months ended December 31, 2005 compared to $6.9 million in the six months ended December 31, 2004. Included in salaries and related expenses for the six months ended December 31, 2005 is $1.2 million of stock compensation costs incurred with the adoption of SFAS 123(R) on July 1, 2005. Overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased $1.0 million in the six months ended December 31, 2005 as compared to the same period ended December 31, 2004. Contract service expense increased $1.4 million due primarily to increased antibody costs. Facility expense for the six months ended December 31, 2005, including depreciation increased $656,000 to $3.3 million from $2.7 million for the six months ended December 31, 2004, due to the addition of capital equipment, an increase in salaries and related expense due to an increase in headcount, and an increase in administrative expenses.

We do not track our research and development costs by project. Rather, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below, since we use our research and development resources across multiple research and development projects.

	Six Months Ended December 31,
	2005	2004
	(in thousands)

Research	$6,989	$5,900
Preclinical and Clinical Testing	3,592	2,460
Process and Product Development	2,592	2,373
Manufacturing Operations	5,078	3,257

Total Research and Development Expense	$18,251	$13,990

Research: Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. For the six months ended December 31, 2005, research expenses increased $1.1 million to $7.0 million, compared to $5.9 million in the six months ended December 31, 2004. The increase in research expenses for the period was primarily the result of increases in salaries and related expenses and facilities expense. The increase in salaries and related expense was the result of an increase in personnel to support the sanofi-aventis collaboration and our own internal projects, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. For the six months ended December 31, 2005, preclinical and clinical testing expenses increased $1.1 million to $3.6 million, compared to $2.5 million in the six months ended December 31, 2004. This increase in preclinical and clinical testing expense is substantially due to increases in salaries and related expense, facilities expense, and contract service expense. The increase in salaries and related expense is the result of an increase in personnel to support our own as well as our collaborators’ preclinical and clinical activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005. The increase in contract service expense in the six months ended December 31, 2005 is a result of expanding clinical trial activity, partially offset by lower costs associated with hu-C242-DM4 preclinical studies.

Process and Product Development: Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2005, total development expenses increased $219,000 to $2.6 million, compared to $2.4 million for the six months ended December 21, 2004. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred related to option grants accounted for under SFAS 123(R). This increase was partially offset by a decrease in contract service expenses, primarily due to a decrease in ansamitocin P3 development expense incurred during the three months ended December 31, 2005, as compared to the same period in the prior year.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and cost to support the operations and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our own preclinical and clinical trials, manufacturing supplies, and facilities expense. A portion of these costs are recorded as “Costs of Clinical Materials Reimbursed” in our Statement of Operations. For the six months ended December 31, 2005, manufacturing operations expense increased $1.8 million to $5.1 million, compared to $3.3 million for the six months ended December 31, 2004. The increase in expense for the current six month period compared to the same period in the prior year was primarily the result of lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators, as well as increases in (i) salaries and related expenses, (ii) administrative expenses, (iii) contract services, and (iv) facilities expense. These increases were partially offset by a decrease in disposable costs and expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy.

  During the six months ended December 31, 2004, we recorded research and development expenses of $980,000 of ansamitocin P3 and DMx that we had identified as excess based upon our inventory policy, and $82,000 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. During the same period in the current year, we recorded only $153,000 in similar expenses. Reserve requirements for excess quantities of P3 and DMx are principally determined based on our collaborators’ forecasted demand compared to our inventory position. Due to the lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for further discussion of our inventory reserve policy).

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2005 increased $1.2 million to $5.1 million from $3.9 million for the six months ended December 31, 2004. This increase is primarily due to an increase in salaries and related expense, expanded patent filings, and lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Interest Income

Interest income for the six months ended December 31, 2005 increased $728,000 to $1.5 million from $748,000 for the six months ended December 31, 2004. The difference is due to higher rates of return resulting from improved market conditions.

Net Realized Losses on Investments

Net realized losses on investments were $26,000 and $4,000 for the six months ended December 31, 2005 and 2004, respectively. The difference is attributable to market conditions and the timing of investment sales.

Other Income

During the six months ended December 31, 2005, we recorded as other income $365,000 for consideration of the expected cost of the obligations assumed by us resulting from the Amendment to the January 7, 2004 Termination Agreement executed by us and Vernalis. Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete the Study 002 for huN901-DM1.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the conduct of our clinical programs, and to make capital expenditures.  Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding.  As of December 31, 2005, we had approximately $85.0 million in cash and marketable securities.  Net cash used for operations during the six months ended December 31, 2005 was $4.6 million, compared to net cash used for operations of $43,000 during the six months ended December 31, 2004. Cash used in operations is primarily to fund the net loss. The increased use of funds during the six months ended December 31, 2005 is principally due to the increased net loss for the period compared to the same period last year.

Net cash provided by investing activities during the six months ended December 31, 2005 was $7.6 million compared to net cash provided by investing activities of $111,000 during the six months ended December 31, 2004. Cash flows from investing activities in the six months ended December 31, 2005 and 2004 primarily reflects the proceeds of sales and maturities of marketable securities, purchases of marketable securities and capital expenditures. The variance primarily relates to an increase in the sale and maturities of marketable securities. Capital expenditures were $1.2 million for both six month periods ended December 31, 2005 and 2004.

Net cash provided by financing activities was $266,000 for the six month period ended December 31, 2005 compared to net cash provided by financing activities of $90,000 for the six months ended December 31, 2004. For the six months ended December 31, 2005, net cash provided by financing activities reflects the proceeds to us from the exercise of 61,138 stock options under the our Restated Stock Option Plan, at prices ranging from $1.94 to $6.27 per share. For the six months ended December 31, 2004, net cash provided by financing activities reflects the proceeds to us from the exercise of 38,505 stock options at prices ranging from $0.84 to $3.95 per share.

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

ITEM 1A. Risk Factors.

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

If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or scaled back.  In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We have entered into collaborations with Abgenix, Biogen Idec, Boehringer Ingelheim, Centocor, Genentech, Millennium and sanofi-aventis. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide for reasons not known to us to discontinue development of products under our agreements with them. For example, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine. Under our 2001 agreement with them, Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen target. In addition, in January 2006, Millennium announced that it had decided not to continue development of its MLN2704 compound. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the sole discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and from the development and commercialization of our products could be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business will be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. The failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, their continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.  For example, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine. Under our 2001 agreement with them, Boehringer Ingelheim retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen target. In addition, in January 2006, Millennium announced that it had decided not to continue development of its MLN2704 compound.

If our collaborators’ requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be significantly harmed.

We procure certain components of finished conjugate including ansamitocin P3, DM1, DM4, and linker on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses. For example, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine and in January 2006, Millennium discontinued development of MLN2704. In periods subsequent to discontinuation of development, we have or expect to have reduced demand for conjugated material. Specifically, the discontinuation of bivatuzumab mertansine contributed to the decrease in clinical materials reimbursement in the current fiscal period.

In addition, we operate a conjugate manufacturing facility.  A significant portion of the cost of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators.  If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the conjugate manufacturing facility will be charged to our collaborators and our financial condition could be significantly harmed.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of $228.9 million. For the six months ended December 31, 2005, and the fiscal years ended June 30, 2005, 2004 and 2003, we generated losses of $8.2 million, $11.0 million, $5.9 million and $20.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates in the foreseeable future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Currently, we only have one in-house conjugate manufacturing facility for the manufacture of conjugated compounds necessary for preclinical and clinical testing. We do not have sufficient manufacturing capacity to manufacture all of our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us or our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

We have only one in-house conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture products for clinical testing.

Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for certain of our collaborators.  We manufacture this material in a conjugate manufacturing facility.  We only have one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Shareholders of the Company was held at 10:00 a.m., Boston time, on Tuesday, November 8, 2005. At the Annual Meeting, seven members were elected to the Board of Directors.

Subsequent to the shareholder vote the following directors’ terms of office continued after the Annual Meeting: Mitchel Sayare, the Chairman of the Board, Walter A. Blättler, David W. Carter, Stuart F. Feiner, Nicole Onetto, Mark Skaletsky, and Joseph J. Villafranca.

DIRECTOR	FOR	WITHHELD
Mitchel Sayare, Ph.D.	35,146,146	314,024
Walter A. Blättler, Ph.D.	35,162,680	297,490
David W. Carter	35,046,130	414,040
Stuart F. Feiner	34,784,560	675,610
Nicole Onetto, MD	35,216,553	243,617
Mark Skaletsky	35,007,720	452,450
Joseph J. Villafranca, Ph.D.	35,216,703	243,467

ITEM 5. Other Information.

        (a) Not applicable.

(b) Among other changes to the By-laws, as reported in the Current Report on Form 8-K filed on November 2, 2005, the Governance and Nominating Committee of the Board of Directors of the Company recommended, and the Board of Directors approved, certain changes to the Company’s By-laws. A summary of the changes to the By-laws, which has had an effect on the way security holders may recommend nominees to the registrant’s board of directors approved by the Directors is set forth below.

•
Added a new section entitled “Notice of Stockholder Business and Nominations.” This change requires stockholders who intend to propose business to be acted upon at a stockholder meeting to provide advance notice of their proposals, or director nominations, to the Company. Section 1.11.

•
Deleted a provision which would permit any stockholder holding 10% or more of the Company’s common stock to present matters to be considered for action at an annual meeting, due to the addition of Section 1.11 noted above. Section 1.2.

•	Added a provision including details as to the conduct of stockholder meetings. Section 1.1.

ITEM 6. Exhibits.

(a) Exhibits

3.3  By-Laws, as amended *
31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32. Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's report on Form 8-K dated November 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 9, 2006	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: February 9, 2006	By:	/s/ Daniel M. Junius
Daniel M. Junius
Senior Vice President and Chief Financial Officer (principal financial officer)