Form 10-K
period 2006-06-30
IMMUNOGEN INC
filed 2006-08-28
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

(617) 995-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                   ☐ Yes  ☒No

Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2005 $170,836,485 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 23, 2006: 41,485,005 shares.

Item 1.   Business

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as we, us, ImmunoGen, or the Company), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2006 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies (antibodies), and small molecule cell-killing (cytotoxic) agents. Our Tumor-Activated Prodrug (TAP) technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products.

We believe that our TAP technology and our expertise in antibodies will enable us to become a leader in the application of antibodies for the treatment of cancer. We plan to achieve this goal through the development of our own anticancer products and through outlicenses of our TAP technology to other companies. These outlicenses are designed to expand the number of anticancer therapeutics developed that can provide us a financial return by enabling the creation of TAP compounds with antibodies proprietary to other companies and therefore not available for our own product programs. Our collaborative partners include: Amgen Inc. (formerly Abgenix, Inc.); Biogen Idec, Inc.; Boehringer Ingelheim International GmbH; Centocor, Inc. (a wholly owned subsidiary of Johnson & Johnson); Genentech, Inc.; Millennium Pharmaceuticals, Inc.; the sanofi-aventis Group; and effective July 7, 2006, Biotest AG. We also have a broader collaboration with sanofi-aventis

We believe that the key initiatives to successfully carry out our business plan are:

▪
Develop and advance our proprietary product pipeline. We currently have two TAP product candidates for which we own the rights to develop and commercialize: huN901-DM1 and huC242-DM4. HuN901-DM1 is in clinical testing for the treatment of cancers that express the CD56 antigen, which include small-cell lung cancer, other cancers of neuroendocrine origin, and many cases of multiple myeloma as well as other hematological malignancies. HuC242-DM4 is in clinical testing for the treatment of cancers that express the CanAg antigen, which include colorectal, pancreatic, other gastrointestinal cancers and many non-small cell lung cancers. We intend to advance huN901-DM1 and huC242-DM4 through human clinical trials that can establish their clinical utility in a certain indication or indications. We also intend to capitalize on our technological expertise in antibodies and our preclinical and clinical development expertise in oncology to broaden our proprietary pipeline. We may support this effort by acquiring promising product candidates from third parties, by developing additional novel product candidates internally, or both. We also intend to exploit this pipeline by selectively out-licensing certain compounds for development by third parties. With the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements, during the term of our collaborative research program with sanofi-aventis, we are required to propose for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology. Sanofi-aventis then has the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elects to exclude any antibodies or antibody targets, we may choose to develop the products.

▪
Support our current collaborators. We have successfully out-licensed our TAP technology to third party collaborators. We also out-licensed certain product candidates to sanofi-aventis to expedite their development. We anticipate that these arrangements will generate cash flow through upfront fees, milestone payments and royalties on the sales of any resulting products. Currently, two products from these collaborations, AVE9633 and trastuzumab-DM1, are in Phase I clinical trials. AVE9633 is in clinical testing by sanofi-aventis for the treatment of acute myeloid leukemia and trastuzumab-DM1 is in clinical testing by Genentech for the treatment of HER2-expressing metastatic breast cancer. We expect additional compounds to advance into clinical testing going forward. Our strong base of established strategic alliances with major pharmaceutical and biotechnology companies has the potential to provide us with substantial cash flow, furnish us with access to important technology and capabilities, broaden our product development pipeline , and reduce our product development risks. These alliances also enhance our ability to bring products to market because of our collaborators’ substantial resources, proprietary targets and expertise in research, preclinical and clinical development, regulatory issues, manufacturing and marketing.

▪
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

We were organized as a Massachusetts corporation in March 1981. Our principal offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com, where certain information about us is available. Please note that the information contained on the website is not a part of this document. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the Investor Relations section of our website.

Our TAP Technology

Traditional chemotherapeutics typically kill healthy cells as well as cancerous cells, which can limit their ability to be dosed to full potential and result in significant side effects. Antibodies, in contrast, can be created that bind specifically to targets found on cancer cells, thereby allowing them to selectively attach to these cells. However, many of the antibodies that have been created to bind specifically to targets found on cancer cells have been found to have little, if any, impact on a cancer cell once bound to it. Our TAP technology uses tumor-targeting antibodies to deliver a potent cell-killing agent specifically to cancer cells in order to kill these cells with minimal damage to healthy tissue. This technology can be used to create potent anticancer therapeutics with antibodies that are unlikely to otherwise become commercial products.

The cell-killing agents we attach to antibodies were developed specifically for antibody-directed delivery to cancer cells and have the following features:

·
Potency. Our cytotoxic agents are 1,000- to 10,000-fold more potent than traditional chemotherapeutic agents, and are thus capable of killing cancer cells at the low concentrations that can be achieved inside a solid tumor when attached to an antibody. The agents used in all TAP compounds currently in clinical or preclinical development are derivatives of maytansine, a highly potent molecule that inhibits the formation of a substance - tubulin - necessary for successful cell division.

·
Attachable. Our cytotoxic molecules can be attached to an antibody using one of our linkers, which achieve a stable link between the agent and the antibody while the TAP compound is circulating in the bloodstream, but enables the cytotoxic agent to exhibit its full potency once inside a cancer cell.

·	Non-immunogenic. We use small molecules rather than protein-based toxins to avoid the stimulation of an immune response that would limit the activity of TAP compounds upon repeat administration.

·	Producible. Our cytotoxic agents are readily able to be manufactured from a precursor, ansamitocin P3, which is produced via fermentation.

·	Protectable. We patent our cytotoxic agents and related derivatives to protect these assets.

We have developed alternative cell-killing agents (such as DM1 and DM4) and alternative means of their attachment to antibodies (such as highly-hindered disulfide bond, less-hindered disulfide bond, thioether bond) as we and our collaborators have found that the best design for each TAP compound varies depending upon the antibody and its target. These innovations are reflected in TAP compounds now in clinical testing.

In addition to our TAP technology, we have established expertise in the development and humanization of antibodies and in cancer biology. Our manufacturing facility in Norwood, MA, helps us and our collaborators rapidly advance new TAP compounds into human trials by enabling the production of the drug supplies needed for initial clinical testing. Our Norwood facility has four manufacturing suites and all of the functions needed to make TAP compounds in compliance with the current Good Manufacturing Practice, or cGMP, as provided by the United States Food and Drug Administration. We use this expertise together with our TAP technology to develop TAP compounds. We also use this expertise to develop “naked” (non-immunoconjugate) antibody compounds. For example, we developed the anti-IGF-1R naked antibody now in development by sanofi-aventis as AVE1642.

Product Candidates

The following table summarizes the antigen target, cancer(s) expressing the target, and development stage for compounds in development by us and our collaborators. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators’ clinical trials will demonstrate the level of safety and efficacy of any product candidates necessary to obtain regulatory approval.

Product Candidate	Antigen Target	Cancer(s) expressing target	Development Stage(1)	Collaborative Partner
HuN901-DM1	CD56	Small-cell lung cancer; certain neuroendocrine cancers; certain hematological malignancies	Phase I and Phase II	Proprietary to ImmunoGen
HuC242-DM4	CanAg	Gastrointestinal cancers, including colorectal, pancreatic, and gastric cancers; many non-small-cell lung cancers	Phase I	Proprietary to ImmunoGen
AVE9633	CD33	Acute myeloid leukemia	Phase I	sanofi-aventis
Trastuzumab-DM1	HER2	HER2-positive metastatic breast cancers	Phase I	Genentech
AVE1642	IGF-1R	Solid tumors and certain hematological malignancies	Research/preclinical	sanofi-aventis
SAR3419	CD19	B-cell malignancies including non-Hodgkin’s lymphoma	Research/ preclinical	sanofi-aventis
TAP compound	Cripto	Solid tumors	Research/ preclinical	Biogen Idec
TAP compound	av integrin	Multiple tumor types	Research/ preclinical	Centocor
TAP compound	On multiple myeloma	Multiple myeloma, other	Research/preclinical	Biotest AG *
TAP compounds	Undisclosed	Undisclosed	Research/preclinical	Genentech
Others	Undisclosed	Undisclosed	Research/preclinical	ImmunoGen, Partners

(1)	Compounds that are not in clinical testing and have an undisclosed status are listed as research/preclinical.

(*) As of July 7, 2006

HuN901-DM1

We are developing the TAP compound, huN901-DM1, for the treatment of CD56-expressing cancers. These include small-cell lung cancer (SCLC), other cancers of neuroendocrine origin, and many cases of multiple myeloma as well as other hematological malignancies. This product candidate consists of our huN901 antibody, which binds to CD56, with our DM1 attached as the cell-killing agent.

We have three clinical trials underway with huN901-DM1. Study 001 is evaluating the compound when dosed weekly for four weeks every six weeks. This study was started by our former partner, British Biotech (now Vernalis), and assumed by us on July 1, 2004. The Phase II segment of this study that is underway evaluates huN901-DM1 when given at the maximum tolerated dose (MTD), as established in the Phase I segment of the study, to patients with relapsed SCLC. Objective evidence of anticancer activity was reported among the initial 14 patients treated, prompting the expansion of this leg of the study to include 35 patients. Patient enrollment is underway at multiple clinical centers in the United States. Study 002 also was started by British Biotech and was assumed by us in December 2005. This study evaluates huN901-DM1 in the treatment of solid tumors such as SCLC, but in Study 002 the compound is dosed daily for three days in a 21-day cycle. Interim data from this study were reported at the American Association for Cancer Research (AACR), the U.S. National Cancer Institute (NCI) and the European Organisation for Research and Treatment of Cancer (EORTC), or the AACR-NCI-EORTC, meeting in November 2005 and included objective evidence of antitumor activity. We expect to report additional findings from this study within the next twelve months.

In Study 003, huN901-DM1 is being evaluated in the treatment of the hematological or “liquid” tumor malignancy, multiple myeloma. Approximately 70% of multiple myeloma cases express CD56. We expect to report data from this study within the next twelve months. We are evaluating additional development opportunities for this compound.

HuC242-DM4

Our TAP product candidate, huC242-DM4, consists of the humanized antibody, huC242, with our DM4 cell-killing agent attached. HuC242 binds to the CanAg receptor found on colorectal, pancreatic, and other gastrointestinal tumors and on many non-small-cell lung cancers.

This compound is in Phase I clinical testing for the treatment of CanAg-expressing cancers. In this dose-escalation study, huC242-DM4 is administered every three weeks to patients with refractory CanAg-expressing cancers. The primary objective of this study is to evaluate the safety and pharmacokinetics of huC242-DM4 and to identify its MTD with this dosing schedule. Once the MTD is defined, additional patients will be enrolled with tumors that consistently and intensely express CanAg to gain further experience with the compound in that patient population. We expect to report data from this study and to complete patient enrollment in it within the next twelve months.

An earlier version of this compound, huC242-DM1, was found to be well tolerated in initial clinical testing and to demonstrate evidence of anticancer activity. Based on our preclinical studies, we expect huC242-DM4 to be more effective than huC242-DM1 with a comparable tolerability profile.

AVE9633

This TAP compound was developed by us and licensed to sanofi-aventis from our preclinical pipeline as part of a broader collaboration. It comprises our huMy9-6 antibody, which targets CD33, and our DM4 cell-killing agent. On March 16, 2005, sanofi-aventis informed us that patient dosing with AVE9633 had begun, triggering a $2 million milestone payment to us. This compound is in clinical testing in the United States and Europe for the treatment of acute myeloid leukemia.

Trastuzumab-DM1

Genentech developed this TAP compound under a 2000 license that grants Genentech the exclusive right to use our maytansinoid TAP technology (such as DM1 and DM4) with antibodies to HER2 including trastuzumab (Herceptin®). On January 27, 2006, Genentech informed us that the Investigational New Drug (IND) application for trastuzumab-DM1 had become effective, triggering a $2 million milestone payment to us. Phase I evaluation of trastuzumab-DM1 is underway in patients with HER2-expressing metastatic breast cancer.

Herceptin® is a registered trademark of Genentech.

AVE1642

This naked antibody compound was developed by ImmunoGen and licensed to sanofi-aventis from our preclinical pipeline as part of our broader collaboration with sanofi-aventis. AVE1642 binds to and blocks IGF-1R and has potential utility in the treatment of certain solid tumors and hematological malignancies.

SAR3419

Sanofi-aventis also licensed this TAP compound from our preclinical pipeline as part of our broader collaboration. SAR3419 targets CD19, which is associated with certain B-cell malignancies, including non-Hodgkin’s lymphoma, and is in preclinical development.

Cripto-targeting TAP compound

This TAP compound is in development by Biogen Idec under a 2004 license that grants Biogen Idec the exclusive right to use our maytansinoid TAP technology with antibodies to the tumor cell target Cripto.

av integrin-targeting TAP compound

This TAP compound is in development by Centocor under the 2004 license that grants Centocor the exclusive right to use our maytansinoid TAP technology with antibodies to the cancer target α v integrin.

Biotest TAP compound*

This TAP compound is in development by Biotest AG under the 2006 license that grants Biotest the exclusive right to use our maytansinoid TAP technology with antibodies to a specific target found on multiple myeloma and certain other cancers.

(*) effective July 7, 2006

Other Compounds in Development

Additional undisclosed product candidates are in development internally and through our collaborations with sanofi-aventis, Genentech and others.

MLN2704

In February 2002, Millennium licensed the exclusive right to use our TAP technology with antibodies to the Prostate-Specific Membrane Antigen (PSMA). In November 2002, Millennium initiated clinical testing with MLN2704, a TAP compound comprising our DM1 cell-killing agent and the PSMA-targeting J591 antibody licensed by Millennium from BZL Biologics. In 2004, 2005, and 2006, findings from two early-stage clinical trials with MLN2704 were reported at the annual meeting of the American Society of Clinical Oncology. During 2005, Millennium disclosed that the company expected to make a “next step” decision for MLN2704 by year end. In early January 2006, Millennium disclosed that there were concerns related to the economics and therapeutic window of the compound, and in late January 2006, Millennium announced that the company was discontinuing further development of MLN2704. Millennium retains the Company’s exclusive right to use our TAP technology with antibodies to PSMA.

Bivatuzumab mertansine

In November 2001, Boehringer Ingelheim licensed the exclusive right to use our DM1 TAP technology with antibodies that target CD44. In late 2002, Boehringer Ingelheim advanced into clinical testing a TAP compound, bivatuzumab mertansine, consisting of their anti-CD44v6 antibody and our DM1. On February 7, 2005, Boehringer Ingelheim informed us that they had elected to discontinue development of bivatuzumab mertansine due to the occurrence of skin toxicity in early clinical testing in patients with advanced carcinoma. Published data indicate that CD44v6 is expressed on normal proliferating epidermal skin cells as well as on various carcinomas. Boehringer Ingelheim has exercised its option to substitute a different target in the agreement with us.

Our Market Opportunity

Cancer remains a leading cause of death worldwide and the second leading cause of death in the United States The American Cancer Society (ACS) estimates that 565,000 people will die from cancer in the United States in 2006. The ACS also projects that 1.4 million people in the United States will be diagnosed with cancer this year. Because cancer is a progressive disease, the total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year.

Targeted anticancer therapies offer potential advantages in efficacy and tolerability over traditional chemotherapeutic agents. At the same time, their potential market is limited to those cancers that express their target. In recent years, several targeted anticancer therapies have enjoyed considerable commercial success. These include rituximab (Rituxan®), an antibody that targets the CD20 antigen associated with certain B-cell malignancies, and trastuzumab (Herceptin®), an antibody that targets HER2 expression associated with certain breast cancers.

The potential market for anticancer drugs exceeds the number of patients treated with anticancer drugs as many types of cancer are typically treated with multiple agents at the same time. Additionally, patients often receive multiple drug regimens sequentially, either to treat recurrence of the disease or to help prevent recurrence of the disease.

® registered trademark of Genentech

Out-Licenses and Collaborations

As part of our business strategy to develop and commercialize TAP compounds, we enter into license agreements with third parties where we grant them the right to use our TAP technology with their proprietary antibodies. In some cases, we have out-licensed certain rights to our own TAP compounds to companies with product development and commercialization capabilities that we desired to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. Our principal out-licenses and collaborative agreements are described below.

sanofi-aventis ( formerly Aventis)

In July 2003, we entered into a broad collaboration agreement with Aventis (now sanofi-aventis) to discover, develop and commercialize anticancer therapeutics. The agreement provides sanofi-aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide development and commercialization rights to three product candidates from our preclinical pipeline: our anti-CD33 TAP compound (AVE9633) for acute myeloid leukemia, our anti-IGF-1R antibody (AVE1642) for multiple cancers and our anti-CD19 TAP compound (SAR3419) for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that we will receive a minimum of $50.7 million of committed research funding during a three-year research period that began September 1, 2003, of which a substantial portion has been received as of June 30, 2006.

Under the 2003 agreement, sanofi-aventis has the option, upon giving 12 months' advance notice for each, to request that we extend the research program for two additional 12-month periods. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive milestone payments of between $21.5 million and $30.0 million per antigen target. In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with us and committed to fund $18.2 million in research and support over the 12 month period following September 1, 2006. This funding is in addition to the research and support already committed for the three years ending August 31, 2006. Sanofi-aventis must notify us no later than August 31, 2006 if they intend to extend the research program for the second additional 12-month period that begins in September 2007. Should they elect to exercise its contractual right to extend the term of the research program for the second additional 12-month period, we will receive additional research funding.

The sanofi-aventis collaboration agreement provides us an option to certain co-promotion rights in the United States on a product-by-product basis. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement.

The terms of our collaboration agreement with sanofi-aventis place certain restrictions upon us. Subject to pre-existing obligations under our other collaboration agreements that were in effect at the time we signed the collaboration agreement with sanofi-aventis, (i) we may only enter into a specified number of additional single target collaboration agreements during the term of the collaborative research program, (ii) during the term of the collaborative research program and for a specified period thereafter, we are prohibited from entering into any single target license, other than with sanofi-aventis, related to use of our TAP technology with any taxane effector molecule, and (iii) during the course of the collaborative research program, we are obligated to propose to sanofi-aventis promising targets for antibody-based anticancer agents up to a defined maximum number of targets. These targets can lead to the creation of new collaboration products that potentially can be an additional source of milestone payments and royalties to us. Whether or not sanofi-aventis elects to pursue development of compounds to these targets depends on factors that include perceived commercial opportunity, compatibility with other sanofi-aventis programs, internal business policies, and the number of targets already accepted.

Additionally, the terms of the collaboration agreement allow sanofi-aventis to terminate our participation in the research program and/or our co-promotion rights if there were a change of control of the Company.

Biogen Idec, Inc.

On October 1, 2004, we entered into a development and license agreement with Biogen Idec, Inc. Under the terms of the agreement, Biogen Idec received exclusive worldwide rights to develop and commercialize anticancer therapeutics using antibodies to the tumor cell target Cripto and a maytansinoid cell-killing agent developed by us. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, we received from Biogen Idec an upfront payment of $1.0 million upon execution of the agreement. This upfront amount is subject to credit, as defined under the agreement, if Biogen Idec does not submit certain regulatory filings by June 30, 2008. Assuming all benchmarks are met, we could receive up to $42.0 million in milestone payments under this agreement. We will also receive compensation from Biogen Idec for product development research done on its behalf, as well as for the production of preclinical and clinical materials.

Biotest AG

Subsequent to the end of fiscal 2006, on July 7, 2006, we entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use our TAP technology with antibodies to a specific target to create anticancer therapeutics. Under the agreement, we received a $1 million upfront payment upon execution of the agreement, and could potentially receive up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. We will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides us with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the United States development and commercialization of that compound in lieu of receiving royalties on United States sales of that product and milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the United States along with the profit, if any, from United States product sales.

Boehringer Ingelheim International GmbH

   In November 2001, we entered into a collaboration agreement with Boehringer Ingelheim that enables Boehringer Ingelheim to develop TAP compounds that combine our TAP technology with antibodies to CD44. Under the terms of the agreement, we received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments on future product sales, if and when such sales commence. In October 2002, Boehringer Ingelheim confirmed with us that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had commenced on or about September 24, 2002. This event triggered a milestone payment of $1.0 million from Boehringer Ingelheim to us. On February 7, 2005, Boehringer Ingelheim notified us that development of bivatuzumab mertansine had been discontinued. Boehringer Ingelheim retained its right to use our DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen.

Centocor

On December 23, 2004, we entered into a development and license agreement with Centocor, Inc., a wholly owned subsidiary of Johnson and Johnson. Under the terms of this agreement, Centocor has exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to the cancer target αv integrin and a maytansinoid cell-killing agent developed by us. Centocor is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, we received a non-refundable upfront payment of $1.0 million upon execution of the agreement. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Centocor’s achievement of milestones.  Assuming all benchmarks are met, we would receive $42.5 million in milestone payments under this agreement.

Millennium Pharmaceuticals, Inc.

In March 2001, we entered into a five-year collaboration agreement with Millennium upon which we received a non-refundable upfront fee of $2.0 million. Millennium acquired a license to utilize our TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. For each license to an antigen target taken, the collaboration agreement provides for license and milestone payments potentially totaling $41.0 million and royalties on sales of any resulting products, if and when such sales commence. Millennium is responsible for product development, manufacturing and marketing of any resulting products. We are to be reimbursed for any preclinical and clinical materials that we make under the agreement.

Pursuant to this agreement, in February 2002 Millennium licensed the exclusive right to use our maytansinoid technology with antibodies targeting the Prostate-Specific Membrane Antigen (PSMA). In March 2002, we received a license fee from Millennium pursuant to this license agreement. In November 2002, Millennium informed us that clinical testing of MLN2704, comprised of our cytotoxic agent DM1 and Millennium's MLN591 antibody, had been initiated. This event triggered a milestone payment of $1.0 million from Millennium to us. On January 25, 2006, Millennium notified us that, as part of its ongoing portfolio management process and based on the evaluation of recent clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. Millennium retains its right to use our maytansinoid TAP technology with antibodies targeting PSMA.

On March 27, 2006, we agreed to amend the 2001 agreement with Millennium, which was scheduled to expire March 30, 2006. The amendment extends the agreement for an additional year which ends March 30, 2007. In consideration for this extension, Millennium paid us an extension fee equal to $250,000.

Amgen, Inc. (formerly Abgenix)

In September 2000, we entered into a collaboration agreement with Abgenix (now Amgen). The agreement provides Amgen with access to our maytansinoid technology for use with their antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Amgen may obtain a product license. Under this agreement Amgen has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5.0 million in technology access fee payments under this agreement and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15.0 million of our common stock in accordance with the agreement. We understand that these shares were sold in fiscal 2006. Our agreement with Amgen will terminate upon expiration of the 10-year term plus any exercised option extension periods during which Amgen has access to our technology.

Vernalis (formerly British Biotech plc)

   In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004, we announced that we would take over further development of the product candidate, including the advancement of huN901-DM1 in our own clinical trials. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product, would, at its own expense, complete Study 002 and was responsible for Study 001 through June 30, 2004. On December 15, 2005, we executed an agreement to amend the residual obligation terms of the January 7, 2004 Termination Agreement with Vernalis. Under the terms of the amendment, we assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us under the amendment.

Genentech, Inc.

In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize TAP compounds with antibodies that target HER2. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement; we will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, we will receive $39.5 million in upfront and milestone payments under this agreement. On January 27, 2006, Genentech notified us that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of the May 2000 exclusive license agreement for the HER2 target, this event triggered a $2.0 million milestone payment to us. On May 4, 2006, we amended the May 2000 agreement. This amendment increases the potential milestone payments to us under this agreement by $6.5 million to $44 million and the potential royalties to us on any HER2-targeting TAP compound that may be developed by Genentech, including trastuzumab-DM1.

We entered into another agreement with Genentech in May 2000. This second collaboration provides Genentech with broad access to our maytansinoid technology for use with Genentech antibodies to other (non-HER2) targets. This agreement provides Genentech with a license to utilize our maytansinoid technology in its antibody product research efforts and an option to obtain product licenses to use our maytansinoid technology with antibodies to a limited number of antigen targets over the agreement's five-year term. Under this agreement, we received a non-refundable technology access fee of $3.0 million in May 2000. This agreement provides for payments for each antigen target licensed based on Genentech's achievement of milestones and royalties on net sales of resulting products, if and when such sales commence. Genentech renewed this agreement for one subsequent three-year period in April 2005 for an additional technology access fee of $2.0 million.

Under this agreement, in April 2005, July 2005 and December 2005, Genentech licensed exclusive rights to use our maytansinoid TAP technology with antibodies to three undisclosed targets. Under the terms defined in the 2000 “access” agreement, we received a $1.0 million license fee for each license, and is entitled to receive $38 million in milestone payments; we are also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

In-Licenses

From time to time we may in-license certain rights to targets or technologies, in conjunction with our internal efforts to develop both TAP and naked antibody products and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Other Licenses

We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our products. These licenses include rights to certain antibodies, software used in antibody development and apoptosis technology.

Other Agreements

BioInvent International AB

In June 2001, we entered into a monoclonal antibody supply agreement with BioInvent International AB. Under the terms of the agreement, BioInvent agreed to perform process qualification and manufacture one of our monoclonal antibodies pursuant to the cGMP requirements. Under the terms of the agreement, we pay a stated price per gram of antibody, adjustable based upon production volumes.

In December 2002, we entered into an additional supply agreement with BioInvent to produce a second monoclonal antibody. The monoclonal antibody that is the subject of the second agreement is a component of one of the products we licensed to sanofi-aventis. As further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, sanofi-aventis reimbursed us for $1.3 million, the full cost of the monoclonal antibody produced under this agreement. The $1.3 million was included in Other Income for the quarter and year ended June 30, 2004.

In June 2006, we entered into an additional supply agreement with BioInvent to produce additional quantities of a monoclonal antibody pursuant to the cGMP requirements. Under the terms of the agreement, we agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

Diosynth RTP, Inc.

In August 2005, we entered into a bioprocessing services agreement with Diosynth RTP, Inc. Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of our product candidates pursuant to the cGMP requirements. Under the terms of the agreement, ImmunoGen shall pay Diosynth a stated price for the technology transfer and process development.

Laureate Pharma, L.P.

In April 2004, we entered into a monoclonal antibody supply agreement with Laureate Pharma, L.P. Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of our monoclonal antibodies pursuant to the cGMP requirements. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

In December 2005, we entered into a second monoclonal antibody supply agreement with Laureate to produce additional quantities of the monoclonal antibody pursuant to cGMP requirements. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the second agreement.

Società Italiana Corticosteroidi S.r.l (SICOR)

Effective November 2004, we entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of our TAP products. Under the terms of the agreement, we agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. On June 21, 2006, we amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR also provides preparatory activities in order to scale-up the production of ansamitocin P3, a precursor to DMx compounds, in anticipation of large-scale production of ansamitocin P3 and DMx compounds to be used in TAP compounds for later-stage clinical trials and commercialization.

Patents, Trademarks and Trade Secrets

We seek patent protection for our proprietary technologies, product candidates, and related innovations in the United States, Europe, Japan and elsewhere. Patents that have been issued to us in the United States include the following: claiming a process for the preparation of certain maytansinoids; claiming methods of preparation of conjugates composed of maytansinoids and cell-binding agents; claiming composition and use of novel taxanes; claiming conjugates composed of taxanes and cell-binding agents; and a method of antibody humanization. In many cases, we have received comparable patents outside the United States.

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

In addition, many of the processes and much of the know-how that are important to us depend upon the skills, knowledge and experience of our key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors and collaborators enter into confidentiality agreements with us. We cannot provide assurance, however, that these agreements will provide adequate or any meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. Many of these companies and institutions also compete with us in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

        In particular, competitive factors within the antibody and cancer therapeutic market include:

▪	the safety and efficacy of products;

▪	the timing of regulatory approval and commercial introduction;

▪	special regulatory designation of products, such as Orphan Drug designation; and

▪	the effectiveness of marketing and sales efforts.

Our competitive position depends on our ability to develop effective proprietary products, implement clinical development, production and marketing plans, including collaborations with other companies with greater marketing resources than ours, obtain patent protection and secure sufficient capital resources.

Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. In addition, monoclonal antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, additional monoclonal antibodies may compete with our product candidates.

Because of the prevalence of combination therapy in cancer and the variety of genes and targets implicated in cancer incidence and progression, we believe that products resulting from applications of new technologies may be complementary to our own.

Such new technologies include, but are not limited to:

▪	the use of genomics technology to identify new gene-based targets for the development of anticancer drugs;

▪	the use of high-throughput screening to identify and optimize lead compounds;

▪	the use of gene therapy to deliver genes to regulate gene function; and

▪	the use of therapeutic vaccines.

Regulatory Matters

Our product candidates are regulated in the United States by the FDA in accordance with the United States Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that huC242-DM4, huN901-DM1 and other of our TAP compounds will be reviewed by the FDA's Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the United States must be registered with the FDA.

The steps required before a new drug may be marketed in the United States include:

(1)	Performance of preclinical laboratory, animal, and formulation studies;

(2)	The submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

(3)	The completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

(4)	The submission of a New Drug Application to and its acceptance by the FDA; and

(5)	FDA approval of the New Drug Application, including approval of product labeling and advertising.

        Even if we, or our partners, obtain regulatory approvals for our product candidates, the Company, our products, and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's current Good Manufacturing Practice, or cGMP. In complying with cGMP, manufacturers must expend funds, time and effort in the areas of production, quality control and recordkeeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

        The regulatory considerations that have potential impact on the future marketing of our products are summarized below.

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

Research and Development Spending

        During each of the three years ended June 30, 2006, 2005 and 2004, we spent approximately $40.9 million, $30.5 million and $21.7 million, respectively, on research and development activities. During the year ended June 30, 2006, approximately 58% of our full-time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration compared to 60% during the years ended June 30, 2005 and 2004.

Employees

        As of June 30, 2006, we had 192 full-time employees, of whom 152 were engaged in research and development activities. Eighty-four employees hold post-graduate degrees, of which 53 hold Ph.D. degrees and 5 hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of the Board of Directors and consultants.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

If our TAP technology does not produce safe, effective and commercially viable products, our business will be severely harmed.

Our TAP technology yields novel anticancer product candidates for the treatment of cancer. No TAP product candidate has obtained regulatory approval and all of them are in early stages of development. The most advanced TAP product candidates are only in the Phase I or Phase I/II stage of clinical trials. Our TAP product candidates or our collaborators’ TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only one antibody-drug conjugate that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. Our most advanced product candidates are only in the Phase I or Phase I/II stage of clinical trials. In our industry, the results from preclinical testing and early clinical trials often are not predictive of results obtained in later clinical trials. Some compounds that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

▪	occurrence of unacceptable toxicities or side effects;

▪	ineffectiveness of the product candidate;

▪	insufficient drug supply;

▪	negative or inconclusive results from the clinical trials, or results that necessitate additional clinical studies;

▪	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

▪	delays in patient enrollment; or

▪	other reasons that are internal to the businesses of our collaborative partners, which they may not share with us.

The results of clinical trials may fail to demonstrate the safety or effectiveness of our product candidates or our collaborators’ product candidates to the extent necessary to obtain regulatory approval or to make the commercialization of the product worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborators’ product candidates could severely harm our business.

If our collaborative partners fail to perform their obligations under our agreements, or determine not to continue with clinical trials for particular product candidates, our business could be severely impacted.

Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation and maintenance of collaborative arrangements. Collaborations provide an opportunity for us to:

▪	generate cash flow and revenue;

▪	offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

▪	seek and obtain regulatory approvals faster than we could on our own;

▪	successfully commercialize existing and future product candidates;

▪	gain use of our technology with antibodies that are proprietary to other companies;

▪	secure access to targets which, due to intellectual property restrictions, would otherwise be unavailable to our technology.

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our partners may devote to our products. Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide for reasons not known to us to discontinue development of products under our agreements with them. Any of our partners may slow or discontinue the development of a product covered by a collaborative arrangement for reasons that can include:

▪	a change in the partner’s strategic focus as a result of merger, management changes, adverse business events, or other causes;

▪	a change in the priority of the product relative to other programs in the collaborator’s pipeline;

▪	a reassessment of the patent situation related to the compound or its target;

▪	a change in the anticipated competition for the product;

▪	clinical study results;

▪	a reduction in the financial resources the collaborator can or is willing to apply to the development of new compounds and

▪	other factors.

   Even if our partners continue the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, or fail to complete its obligations to us in a timely manner, our anticipated revenue from the agreement and from the development and commercialization of our products would be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business would be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. If consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, its continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If our collaborators’ requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be adversely affected.

We procure certain components of finished conjugate, including ansamitocin P3, DM1, DM4, and linker, on behalf of our collaborators.  In order to meet our commitments to our collaborators, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborators.  If our collaborators do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses. For example, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine and in January 2006, Millennium discontinued development of MLN2704. In the periods subsequent to discontinuation of development, we can have significantly reduced demand for conjugated material. Specifically, the discontinuation of bivatuzumab mertansine has contributed to the decrease in clinical materials reimbursement in the year ended June 30, 2006.

In addition, we operate a conjugate manufacturing facility.  A significant portion of the cost of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborators.  If we produce fewer batches of clinical materials for our collaborators, less of the cost of operating the conjugate manufacturing facility will be charged to our collaborators and our financial condition could be adversely affected.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of June 30, 2006, we had an accumulated deficit of $238.6 million. For the years ended June 30, 2006, 2005, and 2004, we generated losses of $17.8 million, $11.0 million and $5.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We and our collaborative partners are subject to extensive government regulations and we and our collaborative partners may not be able to obtain necessary regulatory approvals.

We and our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborative partners, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

▪	delay marketing of potential products for a considerable period of time;

▪	limit the indicated uses for which potential products may be marketed;

▪	impose costly requirements on our activities; and

▪	place us at a competitive disadvantage to other pharmaceutical and biotechnology companies.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. The foreign regulatory approval process includes similar risks to those associated with the FDA approval process. In addition, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

Our product candidates and our collaborators’ product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborators fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping related to the product remain subject to extensive regulatory requirements. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

If we fail to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

▪	restrictions on the products, manufacturers or manufacturing processes;
▪	warning letters;
▪	civil or criminal penalties;
▪	fines;
▪	injunctions;
▪	product seizures or detentions;
▪	import bans;
▪	voluntary or mandatory product recalls and publicity requirements;
▪	suspension or withdrawal of regulatory approvals;
▪	total or partial suspension of production; and
▪	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

We rely on two third-party manufacturers to perform separate activities in the process of producing supplies of our cell-killing agents, DM1 and DM4. Significant problems at either of these manufacturers could negatively impact the development of our own compounds and those of our collaborators.

We rely on third-party suppliers to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4 (collectively “DMx”) are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we are in the process of transitioning from our original supplier of ansamitocin P3 to a larger company with more commercial production experience. We believe we have ample inventory of ansamitocin P3 in place to meet the anticipated demands by us and our partners during the transition period. Should there be a serious problem with the transition to the new vendor, however, we would not be able to immediately obtain material from our original supplier and our ability to produce TAP compounds could be significantly impacted, which may impact our and our collaborators’ product development activities including clinical testing. We also use a single supplier to convert ansamitocin P3 to DMx. Any problems experienced by this vendor could result in a delay or interruption in the supply of DMx to us until this vendor cures the problem or until we locate an alternative source of supply. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical and clinical trials of our product candidates and our collaborators’ product candidates, which could negatively affect our business. We are currently working with a potential additional supplier to develop the capabilities to supply these materials. We cannot assume that we will be able to reach agreement with this supplier on acceptable terms, or at all.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

Antibody-based anticancer products are often much more costly to produce than traditional chemotherapeutics and tend to have significantly higher prices. Factors that help justify the price include the high mortality associated with many types of cancer and the need for more and better treatment options.

Regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sales price of a drug before it can be marketed. Some countries restrict the physicians that can authorize the use of more expensive medications. Some countries establish treatment guidelines to help limit the use of more expensive therapeutics and the pool of patients that receive them. In some countries, including the United States, third-party payers frequently seek discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for any products that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve profitability would be affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the United States Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products.

Currently, we have only a conjugate manufacturing facility that we use to manufacture conjugated compounds for us and our collaborators for preclinical and initial clinical testing. We do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborators over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products and are putting in place these suppliers. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practice regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture products for clinical testing.

Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for companies licensing our TAP technology. We manufacture this material in a conjugate manufacturing facility.  We only have one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

Any inability to license from third parties their proprietary technologies or processes which we use in connection with the development and manufacture of our product candidates may impair our business.

Other companies, universities and research institutions have or may obtain patents that could limit our ability to use, manufacture, market or sell our product candidates or impair our competitive position. As a result, we would have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any necessary licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign products or methods that are found to infringe on the patents held by others.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

We currently have no direct sales or marketing capabilities. We anticipate relying on third parties to market and sell most of our primary product candidates. If we decide to market our potential products through a direct sales force, we would need either to hire a sales force with expertise in pharmaceutical sales or to contract with a third party to provide a sales force which meets our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products and be competitive. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our compounds successfully.

If our product candidates or those of our collaborators do not gain market acceptance, our business will suffer.

Even if clinical trials demonstrate the safety and efficacy of our product candidates and the necessary regulatory approvals are obtained, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and other members of the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

▪	their degree of clinical efficacy and safety;

▪	their advantage over alternative treatment methods;

▪	our/the marketer’s ability to gain acceptable reimbursement and the reimbursement policies of government and third-party payors; and

▪	the quality of the distribution capabilities for product candidates, both ours and our collaborative partners.

Physicians may not prescribe any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain conditions, and whether the physicians are already using competing products that satisfy their treatment objectives. Physicians, patients, third-party payors and the medical community may not accept and use any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance and use, we will not be able to recover the significant investment we have made in developing such products and our business will be severely harmed.

We may be unable to compete successfully.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include pharmaceutical companies, biotechnology companies, and research institutions. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

▪	develop products that are safer or more effective than our product candidates;

▪	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

▪	devote greater resources to market or sell their products;

▪	adapt more quickly to new technologies and scientific advances;

▪	initiate or withstand substantial price competition more successfully than we can;

▪	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

▪	more effectively negotiate third-party licensing and collaboration arrangements; and

▪	take advantage of acquisition or other opportunities more readily than we can.

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

Also, patents and applications owned or licensed by us may become the subject of interference proceedings before the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application.  It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or a challenge could result in limitations of the patents’ coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us alleging to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

We use hazardous materials in our business, and any claims relating to improper handling, storage or disposal of these materials could harm our business.

Our research and development and manufacturing activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future. Failure to comply with these laws could result in fines and the revocation of permits, which could prevent us from conducting our business.

We face product liability risks and may not be able to obtain adequate insurance.

The use of our product candidates during testing or after approval entails an inherent risk of adverse effects, which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

▪	decreased demand for our product;

▪	injury to our reputation and significant negative media attention;

▪	withdrawal of clinical trial volunteers;

▪	costs of litigation;

▪	distraction of management; and

▪	substantial monetary awards to plaintiffs.

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

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the next two to three years.  However, we may need additional financing sooner due to a number of factors including:

▪	if either we or any of our collaborators incur higher than expected costs or experience slower than expected progress in developing product candidates and obtaining regulatory approvals;

▪	lower revenues than expected under our collaboration agreements; or

▪	acquisition of technologies and other business opportunities that require financial commitments.

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

Our stock price can fluctuate significantly and results announced by us and our collaborators can cause our stock price to decline.

Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, as a result of market trends and as a result of our low stock price. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our TAP technology, new partnerships, and clinical advancement or discontinuation of product candidates that make use of our TAP technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter to quarter comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

We do not intend to pay cash dividends on our common stock.

We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, shareholders will have to rely on appreciation in our stock price, if any, in order to achieve a gain on an investment.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to:
▪	successfully finding and managing the relationships with collaborative partners;

▪	the uncertainty as to whether our TAP compounds or those of our collaborators will succeed in entering human clinical trials and uncertainty as to the results of such trials;

▪	the risk that we and/or our collaborators may not be able to obtain regulatory approvals necessary to commercialize product candidates;

▪	the potential development by competitors of competing products and technologies; uncertainty whether our TAP technology will produce safe, effective and commercially viable products;

▪	our ability to successfully protect our intellectual property;

▪	our reliance on third-party manufacturers to achieve supplies of our cell-killing agents, DM1 and DM4;

▪	the risk that we may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products;

▪	the adequacy of our liquidity and capital resources;

▪	governmental regulation of our activities, facilities, products and personnel; the dependence on key personnel;

▪
uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; and

▪	the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We lease approximately 37,700 square feet of laboratory and office space in a building located at 128 Sidney Street, Cambridge, Massachusetts. The 128 Sidney Street lease expires on March 31, 2008; however, we have the option, subject to our landlord’s approval, to extend the lease for an additional five-year term pursuant to an amendment dated August 29, 2001. We sublease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, Massachusetts. The 148 Sidney Street lease expires on October 31, 2010. We sublease approximately 7,000 square feet of space at 64 Sidney Street, Cambridge, Massachusetts for general and administrative purposes. The 64 Sidney Street sublease expires on March 31, 2008. We also lease approximately 35,450 square feet of space in Norwood, Massachusetts, which serves as the Company’s conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2011, but we have the option to extend the lease for an additional five-year term pursuant to an amendment dated October 30, 2005. We believe that the manufacturing portion of the Norwood facility complies with all applicable current Good Manufacturing Practice regulations of the FDA.

Item 3.   Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2006.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock and Related Stockholder Matters

Our Common Stock is quoted on the NASDAQ Global Market under the symbol “IMGN.” The table below sets forth the high and low closing price per share of our Common Stock as listed on the NASDAQ Global Market:

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First Quarter	$7.340	$5.820	$6.210	$4.090
Second Quarter	$7.290	$5.120	$9.390	$4.940
Third Quarter	$5.310	$3.990	$8.990	$4.950
Fourth Quarter	$4.410	$3.000	$6.560	$4.590

As of August 24, 2006, the closing price per share of our common stock was $3.26, as reported on the NASDAQ Global Market, and we had approximately 593 holders of record of the Company’s common stock and, according to the Company’s estimates, approximately 16,600 beneficial owners of the Company’s common stock.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Item 6.   Selected Financial Data

The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Year Ended June 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Total revenues	$32,088	$35,718	$25,956	$7,628	$5,883
Total expenses	53,474	48,395	34,369	32,064	26,268
Other income, net	3,569	1,755	2,542	4,489	5,883
Income tax expense	17	29	46	35	128
Net loss	$(17,834)	$(10,951)	$(5,917)	$(19,982)	$(14,630)

Basic and diluted net loss per common share	$(0.43)	$(0.27)	$(0.15)	$(0.48)	$(0.37)

Basic and diluted weighted average common shares outstanding	41,184	40,868	40,646	41,912	39,624

Consolidated Balance Sheet Data:
Total assets	$94,128	$110,132	$122,630	$118,032	$152,156
Stockholders’ equity	72,350	86,842	97,137	102,680	134,215

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company's inception, we have been principally engaged in the development of antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our proprietary Tumor-Activated Prodrug, or TAP, technology combines extremely potent small molecule cytotoxic agents with monoclonal antibodies that bind specifically to cancer cells. Our TAP technology is designed to increase the potency of tumor-targeting antibodies and kill cancer cells with only modest damage to healthy tissue. The cytotoxic agents we use in our TAP compounds currently involved in clinical testing are the maytansinoid DM1 and DM4 molecules, chemical derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked-antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales. We are reimbursed our fully burdened costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc. (formerly Abgenix, Inc.), Biogen Idec, Boehringer Ingelheim International GmbH, Centocor, Inc., Genentech, Inc., Millennium Pharmaceuticals, Inc., and the sanofi-aventis Group, and most recently, Biotest AG (effective July 7, 2006). We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now the sanofi-aventis Group).  Under the terms of this agreement, in consideration of an upfront payment of $12 million sanofi-aventis gained commercialization rights to three of the then most advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed during the research program portion of the collaboration. This collaboration allows us to access sanofi-aventis' clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding of approximately $50.7 million during the initial three-year term of the research program ending August 31, 2006. In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with the Company and committed to fund $18.2 million in research support over the twelve months beginning September 1, 2006. This funding is in addition to the research support already committed for the three years ending August 31, 2006. Should sanofi-aventis elect to exercise its contractual right to extend the term of the research program for the second additional 12-month period, we would receive additional research funding.

On January 27, 2006, Genentech notified us that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of the May 2000 exclusive license agreement for antibodies to HER2, this event triggered a $2.0 million milestone payment.

On January 25, 2006, Millennium Pharmaceuticals, Inc. notified us that, as part of its ongoing portfolio management process and based on the evaluation of recent clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. MLN2704 consists of a Millennium antibody to the Prostate-Specific Membrane Antigen (PSMA) and our DM1 and was in development by Millennium under a 2002 license that gave Millennium exclusive rights to use our maytansinoid TAP technology with antibodies targeting PSMA. Millennium retains its right to use our maytansinoid TAP technology with antibodies targeting PSMA.

On March 27, 2006, Millennium extended the agreement that provides Millennium with certain rights to test our (TAP) technology with antibodies to specific targets and to license the right to use the technology to develop products on the terms defined in the agreement. This agreement was scheduled to expire March 30, 2006 unless extended by Millennium. It is now scheduled to expire March 30, 2007. In consideration for this extension, Millennium paid us an extension fee equal to $250,000.

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004 we announced that we would take over further development of the product candidate. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis retained responsibility for the conduct and expense of the study it initiated in the United States (Study 001) until June 30, 2004, and the study it had started in the United Kingdom (Study 002) through completion. We took over responsibility for Study 001 on July 1, 2004 and, in September 2005, we announced the initiation of our own clinical trial with huN901-DM1 in multiple myeloma (Study 003). On December 15, 2005, we executed an agreement to amend the residual obligation terms of the January 7, 2004 Termination Agreement with Vernalis. Under the terms of the amendment, we assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us with the amendment. This $365,000 has been recognized as other income in the accompanying Consolidated Statements of Operations for the year ended June 30, 2006.

   On January 8, 2004, we announced that we intended to advance cantuzumab mertansine into human testing to assess the clinical utility of the compound in certain indications. In October 2004, we decided to move huC242-DM4 into clinical trials instead of cantuzumab mertansine (huC242-DM1). We initiated a Phase I clinical trial with huC242-DM4 in June 2005.

Based upon the results of our clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of huN901-DM1 and huC242-DM4, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program. As of June 30, 2006, we had approximately $75.0 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the next two to three fiscal years.

We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and the committed research funding to which we are entitled pursuant to the sanofi-aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements. We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement. We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and projected FDA approval of our collaborator’s product that is the subject of the collaboration agreement. We estimate that this time period ranges between six and seven and one-half years, depending on the characteristics of the license. The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development. Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations. We assess our period of significant involvement with each collaboration on a quarterly basis and adjust the period of involvement prospectively, as appropriate.

We recognize the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the initial three-year term of the collaborative research program, the one 12-month extension sanofi-aventis exercised in August 2005, and one remaining 12-month extension that sanofi-aventis may exercise. In the event our period of involvement is less than we estimated, the remaining deferred balance of the upfront fee will be recognized over this shorter period.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of 12 month projected usage that is not supported by collaborators' firm fixed orders and projections to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to research and development expense. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual 12 month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. In the fiscal year 2006 we did not incur any research and development expenses related to ansamitocin P3 and DMx inventory that we identified as excess based upon our inventory policy, and we recorded $153,000 to write down certain P3 and DMx batches and certain work in process amounts to their net realizable value.

Stock Compensation

As of June 30, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. Restated Stock Option Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant for the expected term of the stock options. The compensation cost that has been incurred during the year ended June 30, 2006 is $2.4 million.

Results of Operations

Revenues

Our total revenues for the year ended June 30, 2006 were $32.1 million compared with $35.7 million and $26.0 million for the years ended June 30, 2005 and 2004, respectively. The $3.6 million decrease in revenues from fiscal 2005 to fiscal 2006 is primarily attributable to lower revenues from clinical materials reimbursement, partially offset by higher revenues from research development support, as well as increases in license and milestone fees, as discussed below. The $9.8 million increase in revenues from fiscal 2004 to fiscal 2005 is primarily attributable to higher revenues from clinical materials reimbursement and research and development support, as well as increases in license and milestone fees.

Research and development support was $21.8 million for the year ended June 30, 2006 compared with $18.4 million for the year ended June 30, 2005. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Centocor, and Genentech. The sanofi-aventis agreement provides that we are entitled to receive a minimum of $50.7 million of committed research funding during a three-year research program, with annual amounts to be determined in each of the three research program years. We entered into the agreement with sanofi-aventis in July 2003 and initiation of the committed research funding began on September 1, 2003. At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable activities performed under the program during the fiscal year ended June 30, 2005 which had not been billed or recorded as revenue. Accordingly, we have included this additional $1.1 million of research and development support revenue in the accompanying consolidated statement of operations for the year ended June 30, 2006. Also included in research and development support revenue are fees related to process development and research work performed by the Company on behalf of collaborators, as well as samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ products and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

     Revenue from license and milestone fees for the year ended June 30, 2006 increased approximately $375,000 to $7.2 million from $6.8 million in the year ended June 30, 2005. Revenue from license and milestone fees for the year ended June 30, 2004 was $5.5 million. Included in license and milestone fees for the year ended June 30, 2006 was $2.0 million related to the achievement of a milestone under the Genentech agreement from the initiation of clinical testing of trastuzumab-DM1, along with amounts earned under the three-year renewal of the broad access agreement with Genentech. Included in license and milestone fees for the year ended June 30, 2005 was $2.5 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of AVE9633 and for the preclinical advancement of SAR3419. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2006, 2005 and 2004 is included in the following table (in thousands):

	Year ended June 30,
	2006	2005	2004

Collaborative Partner:
Amgen (formerly Abgenix)	$400	$471	$546
Biogen Idec	45	-	-
Boehringer Ingelheim	-	97	166
Centocor	159	83	-
Genentech	3,639	782	643
Millennium	508	443	443
Sanofi-aventis	2,400	4,900	2,000
Vernalis	-	-	1,750
Total	$7,151	$6,776	$5,548

Deferred revenue of $16.0 million at June 30, 2006 represents payments received from our collaborators pursuant to our license agreements with them, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $7.4 million to $3.1 million in the year ended June 30, 2006 compared to $10.5 million in the year ended June 30, 2005. We earned clinical materials reimbursement of $6.6 million during the year ended June 30, 2004. During the years ended June 30, 2006, 2005 and 2004, we shipped clinical materials in support of the huN901-DM1, bivatuzumab mertansine, MLN2704, trastuzumab-DM1 and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The decrease in clinical materials reimbursement in fiscal 2006 as compared to fiscal 2005 and fiscal 2004 is due to a reduction in demand primarily related to clinical material to support the Boehringer Ingelheim and Millennium programs. The increase in clinical materials reimbursement in fiscal 2005 as compared to fiscal 2004 is primarily related to the advancement of the clinical trials of bivatuzumab mertansine and MLN2704, along with the initiation of clinical trials of AVE9633. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our own and, in certain instances, our collaborators' product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

▪	activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

▪	activities related to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

▪	process development related to production of the huN901 antibody and huN901-DM1 conjugate for clinical materials;

▪	process development related to production of the huC242 antibody and huC242-DM4 conjugate for clinical materials;

▪	process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

▪	funded development activities with contract manufacturers for the huN901 antibody, the huC242 antibody, and DM1, DM4 and their precursor, ansamitocin P3;

▪	operation and maintenance of our conjugate manufacturing plant;

▪	process improvements to our TAP technology;

▪	identification and evaluation of potential antigen targets;

▪	evaluation of internally developed and in-licensed antibody candidates; and

▪	development and evaluation of additional cytotoxic agents.

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

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between us and Vernalis, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Under the terms of our January 7, 2004 Termination Agreement with Vernalis, we assumed responsibility of one of the studies underway with the compound, Study 001, on July 1, 2004. Since then, we have expanded this study based upon the data from the initial patients enrolled and have expanded the number of clinical centers participating in this study to expedite patient enrollment. Additionally, we initiated a Phase I clinical trial with huN901-DM1 in CD56-positive multiple myeloma (Study 003) in September 2005. On December 15, 2005, we executed an amendment to the January 7, 2004 Termination Agreement with Vernalis. Under the terms of the amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete the huN901-DM1 clinical study (Study 002) that had been initiated in the United Kingdom. Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us under the amendment. Such consideration is included in other income/expense in the accompanying consolidated statements of operations for the year ended June 30, 2006. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound as we move through the clinical trial process.

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

In fiscal 2003, we licensed the then three most advanced product candidates in our preclinical portfolio to sanofi-aventis under the terms of our discovery, development and commercialization collaboration. These three product candidates were an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound (SAR 3419) for certain B-cell malignancies. Additional compounds were also licensed to sanofi-aventis under this agreement.

In December 2004, sanofi-aventis filed an Investigational New Drug Application (IND) for AVE9633. Clinical testing of this compound was initiated in March 2005. The anti-IGF-1R antibody is a naked antibody directed against a target found on various solid tumors, including certain breast, lung and prostate cancers. At June 30, 2006, pursuant to our collaboration research program with sanofi-aventis, we have identified a lead antibody product candidate and sanofi-aventis is performing further advancement of this antibody. The third potential product candidate is directed at certain anti-CD19 B-cell malignancies, including non-Hodgkin's lymphoma, and is in preclinical development. Additional compounds also are in various stages of development.

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

Research and development expense for the year ended June 30, 2006 increased $10.4 million to $40.9 million from $30.5 million for the year ended June 30, 2005. Research and development expense was $21.7 million for the year ended June 30, 2004. The number of our research and development personnel increased to 152 for the year ended June 30, 2006 compared to 137 at June 30, 2005. We had 116 research and development personnel for the year ended June 30, 2004. Research and development salaries and related expenses increased by $3.5 million in the year ended June 30, 2006 compared to the year ended June 30, 2005 and increased by $3.8 million in the year ended June 30, 2005 compared to the year ended June 30, 2004. Included in salaries and related expenses for the year ended June 30, 2006 is $2.4 million of stock compensation costs incurred with the adoption of SFAS 123(R) on July 1, 2005. Facilities expense, including depreciation, increased $1.2 million during the year ended June 30, 2006 as compared to the same period in 2005 and increased $1.0 million in the year ended June 30, 2005 compared to the year ended June 30, 2004. The increase in facilities expense in 2006 and 2005 was principally due to the addition of two manufacturing suites placed in service during 2005. Also contributing to the increase in 2006 was an increase in administrative expenses primarily resulting from increased rent for the facilities, real estate taxes and operating expenses, and higher utility costs.

We expect future research and development expenses to increase as we expand our clinical trial activity. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development	2006	2005	2004

Research	$13,943	$12,273	$10,015
Preclinical and Clinical Testing	7,343	5,000	3,198
Process and Product Development	5,463	4,501	3,739
Manufacturing Operations	14,159	8,765	4,741
	$40,908	$30,539	$21,693

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $1.7 million to $13.9 million in 2006 and increased $2.3 million to $12.3 million in 2005. The increase in research expenses in both 2006 and 2005 was primarily the result of an increase in salaries and related expenses. The increase in salaries and related expenses was the result of an increase in personnel required to support our collaborators’ research programs, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $2.3 million to $7.3 million in 2006 and $1.8 million to $5.0 million in 2005. The increases in 2006 and 2005 are substantially due to an increase in salaries and related expense, the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005. Clinical trial costs increased in 2006 and 2005 due to the advancement of our own clinical programs. Also contributing to the increase in 2005 was an increase in contract services for certain preclinical studies related to huC242-DM4.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased approximately $962,000 to $5.5 million in 2006 and increased approximately $762,000 to $4.5 million in 2005. The increases in 2006 and 2005 are primarily the result of an increase in salaries and related expenses due to increases in personnel to support our own as well as our collaborators’ development activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. Manufacturing operations expense increased $5.4 million to $14.2 million in 2006 and increased $4.0 million to $8.8 million in 2005. The increase in 2006 as compared to 2005 was primarily the result of (i) an increase in salaries and related expenses due to an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005, (ii) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials, (iii) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators, (iv) an increase in facilities expense related to the addition of two manufacturing suites that were placed into service during the prior fiscal year, and (v) an increase in administrative expense resulting primarily from increases in freight in, electricity, and recruiting fees. Partially offsetting these increases was the use of material that was reserved in prior fiscal years. The increase in 2005 as compared to 2004 was primarily the result of (i) an increase in salaries and related expenses, (ii) an increase in expenses to reserve for excess quantities of ansamitocin P3 and DMx in accordance with our inventory reserve policy, (iii) an increase in facilities expense related to the addition of two manufacturing suites that were placed into service during the year and (iv) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators.

Antibody expense in anticipation of potential future clinical trials was $7.1 million in 2006, $1.3 million in 2005 and $1.2 million in 2004. Approximately $818,000 of the antibody expense during 2004 was related to the purchase of antibody in support of one of the preclinical product candidates that was licensed by sanofi-aventis. We received reimbursement of this amount in 2004 from sanofi-aventis. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, amounts incurred related to antibody production have fluctuated from period to period and we expect that these period fluctuations will continue in the future.

During fiscal 2005 and 2004, we recorded research and development expenses of $2.3 million and $307,000, respectively, related to ansamitocin P3 and DMx inventory that we identified as excess based upon our inventory policy. We did not incur any similar expenses in fiscal 2006. The higher write-off in 2005 as compared to 2004 contributed to the increase in manufacturing operations expense in 2005, as noted above. Reserve requirements for excess quantities of P3 and DMx are principally determined based on our collaborators’ forecasted demand compared to our inventory position. Due to lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. (See “Inventory” within our Critical Accounting Policies for further discussion of our inventory reserve policy).

        General and Administrative Expenses
General and administrative expenses for the year ended June 30, 2006 increased $1.3 million to $9.9 million from $8.6 million for the year ended June 30, 2005. General and administrative expenses for the year ended June 30, 2004 were $7.0 million. The increases in both years primarily relate to increases in salaries and related expenses, and expanded patent filings. Salaries and related expenses increased due to an increase in personnel, along with compensation costs incurred with the adoption of SFAS 123(R) as of July 1, 2005.

Interest Income

Interest income for the year ended June 30, 2006 increased $1.4 million to $3.3 million from $1.8 million for the year ended June 30, 2005. Interest income for the year ended June 30, 2004 was $1.2 million. The increase in interest income from fiscal 2006 to fiscal 2005 and fiscal 2005 to fiscal 2004 is primarily the result higher rates of return resulting from higher yields on investments.

Net Realized Losses on Investments

Net realized losses on investments were $28,000, $81,000, and $58,000 for the years ended June 30, 2006, 2005, and 2004, respectively. The net realized losses in 2006, 2005, and 2004 are attributable to the timing of investment sales.

Other Income

Other income for the year ended June 30, 2006 increased $313,000 to $320,000 as compared to $8,000 for the year ended June 30, 2005. During the year ended June 30, 2006, we recorded as other income $365,000 for consideration of the expected cost of the obligations assumed by us resulting from the Amendment to the January 7, 2004 Termination Agreement executed by us and Vernalis. Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete Study 002 for huN901-DM1. Offsetting this amount, we incurred foreign currency translation expense related to obligations with non-United States-dollar-based suppliers. Other income for the year ended June 30, 2004 was $1.4 million. During the year ended June 30, 2004, we recorded in other income reimbursement of approximately $1.3 million from sanofi-aventis for the GMP production of antibody manufactured in support of one of the preclinical product candidates that was licensed by sanofi-aventis.

Liquidity and Capital Resources

	June 30,
	2006	2005
	(In thousands)
Cash and short-term investments	$75,023	$90,565
Working capital	73,820	90,710
Stockholders’ equity	72,350	86,842

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of June 30, 2006, we had approximately $75.0 million in cash and marketable securities.  Net cash used in operations was $14.3 million, $2.1 million and $5.0 million during the years ended June 30, 2006, 2005 and 2004, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in operational cash use from fiscal 2005 to fiscal 2006 is principally due to the increased net loss, as a result of increased research and development costs and general and administrative expenses compared to last year, without the benefit of the reduction in working capital that occurred in fiscal 2005. The decrease in operational cash use from fiscal 2004 to fiscal 2005 is substantially due to a reduction in working capital that partially offset our fiscal 2005 net loss. Also contributing to the decrease in fiscal 2005 was $5.0 million of upfront fees received for which revenue recognition was deferred.

Net cash provided by investing activities was $14.5 million for the year ended June 30, 2006, and represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Net cash used for investing activities was $1.8 million for the year ended June 30, 2005 and represents cash outflows for capital expenditures partially offset by proceeds from the sales and maturities of marketable securities. Net cash provided by investing activities was $1.1 million for the year ended June 30, 2004 and primarily represents cash inflows from the sale and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $2.1 million, $2.4 million and $2.0 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Capital expenditures for the year ended June 30, 2006, consisted primarily of laboratory equipment. For the year ended June 30, 2005, capital expenditures consisted primarily of capacity and capability expansion at our existing conjugate manufacturing facility located in Norwood, Massachusetts. For the year ended June 30, 2004, capital expenditures consisted primarily of the renovation of our new laboratory and office facility at 148 Sidney Street, Cambridge, Massachusetts. Net cash provided by financing activities was $1.2 million, $529,000 and $599,000 for the years ended June 30, 2006, 2005 and 2004, respectively, which represents the proceeds from the exercise of 454,000, 231,000 and 194,000 stock options, respectively.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease obligations	$8,081	$3,482	$4,362	$237	$-
Unconditional purchase obligations	6,949	6,949	-	-	-
Total	$15,030	$10,431	$4,362	$237	$-

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes the distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Although we continue to evaluate the application of SFAS No. 154, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have material impact on our results of operation.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2006 expressed an unqualified opinion thereon.

                                         /s/ Ernst & Young

Boston, Massachusetts
August 24, 2006

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND JUNE 30, 2005
In thousands, except per share amounts

	June 30,
	2006	2005
ASSETS
Cash and cash equivalents	$4,813	$3,423
Marketable securities	70,210	87,142
Accounts receivable	1,569	1,418
Unbilled revenue	5,419	5,035
Inventory	1,235	1,520
Prepaid and other current assets	1,298	1,398
Total current assets	84,544	99,936

Property and equipment, net of accumulated depreciation	9,319	9,883
Other assets	265	313

Total assets	$94,128	$110,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,346	$2,099
Accrued compensation	925	728
Other current accrued liabilities	3,129	1,327
Current portion of deferred revenue	5,323	5,072
Total current liabilities	10,723	9,226

Deferred revenue, net of current portion	10,705	13,739
Other long-term liabilities	350	325
Total liabilities	21,778	23,290
Commitments and Contingencies (Note H)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 45,149 shares and 44,695 shares as of June 30, 2006 and June 30, 2005, respectively	451	447
Additional paid-in capital	321,885	318,300
Deferred compensation	-	(13)
Treasury stock, 3,675 shares at June 30, 2006 and 2005	(11,071)	(11,071)
Accumulated deficit	(238,561)	(220,727)
Accumulated other comprehensive loss	(354)	(94)
Total stockholders’ equity	72,350	86,842
Total liabilities and stockholders’ equity	$94,128	$110,132

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Year Ended June 30,
	2006	2005	2004

Revenues:
Research and development support	$21,849	$18,419	$13,837
License and milestone fees	7,151	6,776	5,548
Clinical materials reimbursement	3,088	10,523	6,571
Total revenues	32,088	35,718	25,956

Expenses:
Cost of clinical materials reimbursed	2,668	9,236	5,659
Research and development (1)	40,908	30,539	21,693
General and administrative (1)	9,898	8,620	7,017
Total expenses	53,474	48,395	34,369

Loss from operations	(21,386)	(12,677)	(8,413)

Interest income, net	3,274	1,828	1,219
Net realized loss on investments	(28)	(81)	(58)
Gain on sale of assets	3	-	-
Other income	320	8	1,381

Loss before income tax expense	(17,817)	(10,922)	(5,871)
Income tax expense	17	29	46

Net loss	$(17,834)	$(10,951)	$(5,917)

Basic and diluted net loss per common share	$(0.43)	$(0.27)	$(0.15)
Basic and diluted weighted average common shares outstanding	41,184	40,868	40,646

(1)	Includes the following stock compensation expense for the years ended June 30:
	2006	2005	2004
Research and development	$1,439	$-	$-
General and administrative	985	176	107

Total	$2,424	$176	$107

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
In thousands

	Common Stock		Additional Paid-In	Deferred	Treasury Stock		Accumulated	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	(Loss)	Equity
Balance at June 30, 2003	44,261	$443	$317,077	$(41)	3,675	$(11,071)	$(203,859)	$131		$102,680
Unrealized (losses) gains on marketable securities, net	-	-	-	-	-	-	-	(233)	(233)	(233)
Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(5,917)	-	(5,917)	(5,917)
Comprehensive loss									$(6,150)	-
Stock options exercised	195	2	597	-	-	-	-	-	-	599
Issuance of stock and stock units for directors’ compensation	6	-	31	(40)	-	-	-	-	-	(9)
Amortization of deferred compensation	-	-	-	17	-	-	-	-	-	17
Recapture and reversal of compensation expense for stock options related to terminated employees	-	-	(1)	1	-	-	-	-	-	-
Balance at June 30, 2004	44,462	$445	$317,704	$(63)	3,675	$(11,071)	$(209,776)	$(102)		$97,137
Unrealized (losses) gains on marketable securities, net	-	-	-	-	-	-	-	8	8	8
Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(10,951)	-	(10,951)	(10,951)
Comprehensive loss									$(10,943)	-
Stock options exercised	231	2	526	-	-	-	-	-	-	528
Issuance of stock for directors’ compensation	2	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	35	-	-	-	-	-	35
Compensation for stock options	-	-	74	-	-	-	-	-	-	74
Recapture and reversal of compensation expense for stock options related to terminated employees	-	-	(4)	15	-	-	-	-	-	11
Balance at June 30, 2005	44,695	$447	$318,300	$(13)	3,675	$(11,071)	$(220,727)	$(94)		$86,842
Unrealized (losses) gains on marketable securities	-	-	-	-	-	-	-	(260)	(260)	(260)
Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(17,834)	-	(17,834)	(17,834)
Comprehensive loss	-	-	-	-	-	-	-	-	$(18,094)	-
Stock options exercised	454	4	1,146	-	-	-	-	-	-	1,150
Compensation for stock options	-	-	2,452	-	-	-	-	-	-	2,452
Reversal of deferred compensation	-	-	(13)	13	-	-	-	-	-	-
Balance at June 30, 2006	45,149	$451	$321,885	$-	3,675	$(11,071)	$(238,561)	$(354)		$72,350

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended June 30,
	2006	2005	2004

Cash flows from operating activities:	$(17,834)	$(10,951)	$(5,917)
Net loss
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,688	2,222	1,292
(Gain) loss on disposal of fixed assets	(1)	39	-
Loss on sale of marketable securities	28	81	58
Inventory write-down	153	2,302	307
Stock and deferred share unit compensation	2,424	176	107
Deferred rent	53	5	5
Change in operating assets and liabilities:
Accounts receivable	(151)	3,446	(4,191)
Unbilled revenue	(384)	615	(5,545)
Inventory	132	2,816	(1,324)
Prepaid and other current assets	100	(571)	155
Other assets	48	19	-
Accounts payable	(753)	(47)	1,007
Accrued compensation	197	156	180
Other current accrued liabilities	1,802	(37)	(46)
Deferred revenue	(2,783)	(2,336)	8,896
Net cash used for operating activities	(14,281)	(2,065)	(5,016)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	553,396	1,067,761	433,393
Purchases of marketable securities	(536,752)	(1,067,135)	(430,384)
Capital expenditures	(2,126)	(2,435)	(1,956)
Proceeds from sale of fixed assets	3	-	-
Net cash provided by (used for) investing activity	14,521	(1,809)	1,053

Cash flows from financing activities:
Proceeds from stock options exercised	1,150	529	599
Net cash provided by financing activities	1,150	529	599

Net change in cash and cash equivalents	1,390	(3,345)	(3,364)

Cash and cash equivalents, beginning balance	3,423	6,768	10,132

Cash and cash equivalents, ending balance	$4,813	$3,423	$6,768

Supplemental disclosure:
Cash paid for income taxes	$17	$35	$45

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

A.  Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company continues to research and develop its various product candidates and technologies and does not expect to derive revenue from commercial product sales within the near future. It is anticipated that the Company’s existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the next two to three fiscal years. However, if the Company is unable to achieve future milestones under its collaborative agreements (see Note C) or raise additional capital, the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, collaboration arrangements, third-party reimbursements and compliance with governmental regulations.

B.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp. (established in December 1989), and ImmunoGen Europe Limited (established in October 2005). All intercompany transactions and balances have been eliminated.

Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation. Investment management fees previously included in general and administrative expense have been reclassified against interest income, net.

Revenue Recognition—Change in Accounting Principle

Effective July 1, 2000, ImmunoGen changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under the new accounting method, the Company recognizes revenue from non-refundable, upfront license payments not specifically tied to a separate earnings process ratably over the term of the Company’s substantial involvement during development. The cumulative effect of the change in accounting on prior years resulted in a non-cash charge to income of $5.7 million, which was included in the net loss for the year ended June 30, 2001. Included in revenue for the years ended June 30, 2006, 2005 and 2004 is $593,000, $643,000 and $643,000, respectively, of revenue that was recognized in years prior to the Company’s adoption of SAB 101 and included in the cumulative effect of the change in accounting principle.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

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

At June 30, 2006, the Company had the following three types of collaborative contracts with the parties identified below:

•	License to a single target antigen (single target license):

                        Biogen Idec, Inc.

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple licenses)

Millennium Pharmaceuticals, Inc.

•	Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

• Broad agreement to discover, develop and commercialize antibody-based anticancer products:

Sanofi-aventis Group (sanofi-aventis)

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

Generally, all of these collaboration agreements provide that the Company will (i) manufacture preclinical and certain clinical materials for its collaborators, at the collaborator's request and cost, or in some cases, cost plus a profit margin, (ii) receive payments upon the collaborators' achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements. Practically, once a collaborator receives U. S. Food and Drug Administration (FDA) approval for any drug and the manufacturing process used to produce the drug, the collaborator will not be able to incorporate any process improvements or know-how into its manufacturing process without additional testing and review by the FDA. Accordingly, the Company believes that it is very unlikely that its collaborators will require the Company's services subsequent to FDA approval.

Generally, upfront payments on single target licenses are deferred over the period of the Company's substantial involvement during development. ImmunoGen employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude when and if the product receives FDA approval. The Company believes this period of involvement ranges, on average, and depending on the nature of the license, between six and seven and one-half years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event that a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees. In the fiscal year ended June 30, 2006, this reduced the recognition of license and milestone fees by approximately $84,000.

The Company's discovery, development and commercialization agreement with sanofi-aventis included an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it ratably over the period of the Company's substantial involvement of five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis may exercise. The discovery, development and commercialization agreement also provides that ImmunoGen receive committed research funding of $50.7 million over the initial three-year period, as determined in each of the three research program years. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension will provide the Company with $18.2 million in additional committed funding over the twelve months beginning September 1, 2006.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable research activities performed under the program during the fiscal year ended June 30, 2005, which had not been billed or recorded as revenue. Accordingly, the Company has included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the year ended June 30, 2006. The Company does not believe such previously unrecorded revenue was material to the results of operations or the financial position of the Company for any interim period of 2005 or 2006 or for the years ended June 30, 2005 and 2006.

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

The Company may produce preclinical and clinical materials for its collaborators. The Company is reimbursed for its fully burdened cost to produce clinical materials and, in some cases, fully burdened cost plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, research activities are performed, including developing antibody-specific conjugation processes, on behalf of the Company's collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company records the amounts received for the materials produced or services performed as a component of research and development support.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at June 30, 2006 and 2005 is summarized below (in thousands):

	June 30,
	2006	2005

Raw materials	$-	$797
Work in process	1,235	723
Total	$1,235	$1,520

Inventory cost is stated net of write-downs of $2.9 million and $3.7 million as of June 30, 2006 and June 30, 2005, respectively. The write-downs represent the cost of DM1, DM4 and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm fixed orders and projections.

DM1 and DM4 are cell-killing agents used in all Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing, and are the subject of the Company's collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

Due to yield fluctuations, the actual amount of ansamitocin P3 and DMx that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company's and its collaborators' products. Such excess product, as determined under the Company's inventory reserve policy, has been charged to research and development expense to date.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

       The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six month firm-fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Because these elements can vary significantly over the course of a trial, significant differences between collaborators' actual manufacturing orders and their projections could result in 12-month usage of DMx and ansamitocin P3 varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)	That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed upon receipt of the materials;

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

In the year ended June 30, 2005, the Company recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that the Company identified as excess based upon the Company's inventory policy as described above. No additional amounts were recorded during the fiscal year ended June 30, 2006 related to excess inventory, as the total amount of the Company's on-hand supply of DMx and ansamitocin P3 was fully reserved. However, in the year ended June 30, 2006, the Company recorded $153,000 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. If the Company increases its on-hand supply of DMx or ansamitocin P3, a corresponding change to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of such DMx and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further write-downs, included as charges to cost of clinical materials reimbursement.

Unbilled Revenue

The majority of the Company's unbilled revenue at June 30, 2006 and 2005 represents (i) committed research funding earned based on actual resources utilized under the Company's discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company's discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; and (iii) research funding earned based on actual resources utilized under the Company's development and license agreements with Biogen Idec, Centocor and Genentech; and (iv) clinical materials that have passed quality testing, that the Company has shipped and title has transferred to the collaborator, but the Company has not yet invoiced.

Other Current Accrued Liabilities

Other current accrued liabilities consisted of the following at June 30, 2006 and 2005 (in thousands):

	June 30,
	2006	2005

Accrued contract payments	$1,820	$282
Other current accrued liabilities	540	153
Accrued professional services	407	267
Accrued employee benefits	208	487
Accrued public reporting charges	154	138
Total	$3,129	$1,327

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

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

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our own and, in certain instances, our collaborators' product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

▪	activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

▪	activities related to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

▪	process development related to production of the huN901 antibody and huN901-DM1 conjugate for clinical materials;

▪	process development related to production of the huC242 antibody and huC242-DM4 conjugate for clinical materials;

▪	process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

▪	funded development activities with contract manufacturers for the huN901antibody, the huC242 antibody and DM1, DM4 and their precursor, ansamitocin P3.

▪	operation and maintenance of our conjugate manufacturing plant;

▪	process improvements to our TAP technology;

▪	identification and evaluation of potential antigen targets;

▪	evaluation of internally developed and in-licensed antibody candidates; and

▪	development and evaluation of additional cytotoxic agents.

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

Financial Instruments and Concentration of Credit Risk

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of United States Treasury bonds, high-grade corporate bonds, asset-backed and United States government agency securities, banknotes and commercial paper. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, other than United States Treasury securities, thereby reducing credit risk concentrations.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

Cash Equivalents

Cash equivalents consist principally of money market funds and other investments with original maturities of three months or less at the date of purchase at June 30, 2006 and 2005.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses on available-for-sale securities are included in net realized loss on investments. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

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

 Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded a $2,000 and $39,000 loss on the disposal of certain equipment during the years ended June 30, 2006 and June 30, 2005, respectively.

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

	June 30,
	2006	2005	2004

Options and warrants convertible into Common Stock	5,923	6,202	5,595
Common Stock Equivalents	1,423	1,633	1,733

ImmunoGen Common Stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. Restated Stock Option Plan. The Company’s Restated Stock Option Plan as amended, or the Plan, which is shareholder-approved, permits the grant of share options to its employees, consultants and directors for up to 8.55 million shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant. Generally, upon share option exercise, the Company issues new shares and delivers the shares as to which the option was exercised to the participant.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for fiscal year 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (Statement 123). Statement 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the year ended June 30, 2006 is $2.4 million, or $0.06 per share, greater than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Fiscal Years Ended June 30,
	2005	2004

Net loss, as reported	$(10,951)	$(5,917)

Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	11	13

Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(2,832)	(4,530)

Net loss, pro forma	$(13,772)	$(10,434)

Basic and diluted net loss per common share, as reported	$(0.27)	$(0.15)

Basic and diluted net loss per common share, pro forma	$(0.34)	$(0.26)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant for the expected term of the stock options.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

	Year Ended June 30,
	2006	2005	2004
Dividend	None	None	None
Volatility	84.76%	89.87%	94.26%
Risk-free interest rate	4.83%	3.70%	3.71%
Expected life (years)	6.5	5.9	5.5

       Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2006, 2005 and 2004 was $2.78, $4.15, and $4.94 per share, respectively.

A summary of option activity under the Plan as of June 30, 2006, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,862	$6.73
Granted	802	3.68
Exercised	(454)	2.53
Forfeited/Canceled	(287)	8.93
Outstanding at June 30, 2006	5,923	$6.53	5.91	$2,115
Exercisable at June 30, 2006	4,307	$7.21	1.93	$2,112

As of June 30, 2006, the estimated fair value of unvested employee awards was $5.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately 2.0 years.

A summary of option activity for shares vested during the fiscal years ended June 30, 2006, 2005 and 2004 is presented below (in thousands):

	Year Ended June 30,
	2006	2005	2004

Total fair value of shares vested	$2,488	$2,619	$6,267
Total intrinsic value of options exercised	920	848	741
Cash received for exercise of stock options	1,150	528	599

On February 1, 2006, the Company’s Board of Directors approved certain changes to the ImmunoGen, Inc. Restated Stock Option Plan (the Plan). The amendments provide that in the event of a Change of Control of the Company all options outstanding under the Plan shall become fully vested and immediately exercisable as of the date of the Change of Control. This provision shall apply to all options currently outstanding under the Plan and all new options granted on or after the date of the amendment. At the time of the amendments, the Company was not involved in any transactions or discussions thereof that would constitute a Change in Control. The amendments did not have an impact on the Company’s statement of operations.

During the year ended June 30, 2006, the Company recorded approximately $31,000 of compensation expense related to the modification of certain outstanding common stock options.

Comprehensive Loss

The Company presents comprehensive loss in accordance with SFAS 130, “Reporting Comprehensive Income.” Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

B.  Summary of Significant Accounting Policies (Continued)

Segment Information

During the three fiscal years ended June 30, 2006, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 72%, 63% and 61% of revenues for the years ended June 30, 2006, 2005 and 2004, respectively. Revenues from Genentech accounted for approximately 16%, 5% and 8% of revenues for the years ended June 30, 2006, 2005 and 2004, respectively. Revenues from Boehringer Ingelheim accounted for approximately 0%, 13% and 28% of revenues for the years ended June 30, 2006, 2005 and 2004, respectively. Revenues from Millennium Pharmaceuticals accounted for 2%, 13% and 16% of revenues for the years ended June 30, 2006, 2005 and 2004 respectively. Revenues from Vernalis accounted for approximately 0%, 2% and 10% of revenues for the years ended June 30, 2006, 2005 and 2004, respectively. There were no other significant customers of the Company in fiscal 2006, 2005 and 2004.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a material effect on the Company’s financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for the Company). The Company is currently evaluating the impact of the adoption of FIN 48, but does not believe the adoption will have material impact on its results of operation.

C. Agreements

Out-Licenses

Sanofi-Aventis

In July 2003, the Company and Aventis Pharmaceuticals, Inc. (now the sanofi-aventis Group) entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides sanofi-aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three of the then most advanced product candidates in ImmunoGen's pipeline: a TAP compound for acute myeloid leukemia (AVE9633), anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound for certain B-cell malignancies (SAR3419). The overall term of the agreement extends to the later of the latest patent to expire or 12 years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that ImmunoGen is entitled to receive a minimum of $50.7 million of committed research funding during a three-year research program period. Sanofi-aventis has the option, with 12 months' advance notice, to request that ImmunoGen extend the research program for two additional 12-month periods. Sanofi-aventis paid ImmunoGen an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over ImmunoGen’s estimated period of substantial involvement. The Company estimates this period to be five years, which includes the term of the collaborative research program in addition to two 12-month extensions that sanofi-aventis may exercise.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

C. Agreements (Continued)
In August 2005, sanofi-aventis exercised the first of its two options to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $18.2 million in research and support over the twelve months beginning September 1, 2006. This funding is in addition to the $50.7 million in research support already committed for the three-year period ending August 31, 2006. If sanofi-aventis requests a second extension of the research program for an additional period, the Company and sanofi-aventis will negotiate the research funding level for such extension period at the time such extension is requested. Sanofi-aventis must notify the Company no later than August 31, 2006 if they intend to extend the research program for the second additional 12-month period that begins in September 2007.

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

The terms of the Company's collaboration agreement with sanofi-aventis place certain restrictions upon ImmunoGen. Subject to the Company's obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with sanofi-aventis, (i) ImmunoGen may only enter into a specified number of additional single target collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with sanofi-aventis, utilizing the Company's TAP technology to bind any taxane effector molecule to any antibody. Any new oncology targeting antibodies discovered by ImmunoGen during the term of the collaboration must be made available to sanofi-aventis for their potential further development. Additionally, the terms of the collaboration agreement allow sanofi-aventis to elect to terminate ImmunoGen's participation in the research program and/or the Company's co-promotion rights upon a change of control of ImmunoGen.

In September 2004, sanofi-aventis confirmed that one of the product candidates under its agreement with the Company had achieved a certain milestone. The achievement of this milestone, under the terms of the sanofi-aventis agreement, triggered a payment of $500,000 from sanofi-aventis to ImmunoGen. Additionally, in March 2005, sanofi-aventis informed ImmunoGen that it initiated clinical testing of one of the product candidates under its agreement with the Company, the anti-CD33 TAP compound AVE9633, which triggered the receipt and recognition of $2 million related to the achievement of this milestone. These milestone amounts are included in license and milestone fees for the fiscal year ended June 30, 2005.

Biogen Idec, Inc.

On October 1, 2004, the Company entered into a development and license agreement with Biogen Idec, Inc. Under the terms of this agreement, Biogen Idec received exclusive rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Biogen Idec that binds to the tumor cell target Cripto and a maytansinoid cell-killing agent developed by ImmunoGen. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received an upfront payment of $1.0 million upon execution of the agreement. This upfront amount is subject to credit, as defined, if Biogen Idec does not submit certain regulatory filings by June 30, 2008. As a result, the Company will defer the amount subject to credit until this deadline lapses or upon the occurrence of the regulatory filing. Thereafter, the Company will recognize the fee over the estimated remaining period of substantial involvement. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Biogen Idec’s achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive $42.0 million of milestone payments under this agreement.

Boehringer Ingelheim International GmbH

In November 2001, Boehringer Ingelheim licensed the exclusive right to use ImmunoGen’s DM1 TAP technologies with antibodies to CD44. Under the terms of the agreement, the Company received an upfront payment upon commencement of the agreement and could receive, based upon the exchange rate on November 27, 2001, the effective date of the agreement, approximately $41.5 million in potential payments upon Boehringer Ingelheim's achievement of certain milestones in addition to royalty payments

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

C. Agreements (Continued)
on future product sales, if and when they commence. In October 2002, Boehringer Ingelheim confirmed to ImmunoGen that clinical testing of the novel anticancer agent, bivatuzumab mertansine, composed of ImmunoGen's DM1 effector molecule and Boehringer Ingelheim's anti-CD44v6 antibody, had commenced on or about September 24, 2002. The achievement of this milestone triggered a payment of $1.0 million from Boehringer Ingelheim to ImmunoGen. The milestone payment is included in license and milestone fee for the fiscal year ended June 30, 2003. On February 7, 2005, Boehringer Ingelheim notified the Company that development of bivatuzumab mertansine had been discontinued. Under the 2001 agreement, Boehringer Ingelheim can use ImmunoGen’s DM1 to create an anticancer compound to a different antigen target in the event Boehringer Ingelheim chooses to discontinue development of the anti-CD44v6 TAP compound at an early stage. The Company has ceased amortization of the remaining portion of the upfront fee paid by Boehringer Ingelheim as it has retained its right to use ImmunoGen’s DM1 TAP technology and has exercised its right to create an anticancer compound to a different antigen.

Centocor, Inc.

On December 23, 2004, the Company entered into a development and license agreement with Centocor, Inc., a wholly owned subsidiary of Johnson and Johnson. Under the terms of this agreement, Centocor will receive exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to the cancer target α v integrin and a maytansinoid cell-killing agent developed by ImmunoGen. Centocor will be responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, the Company received a non-refundable upfront payment of $1.0 million upon execution of the agreement. The Company has deferred the upfront payment and will recognize this amount as revenue over the period of the Company’s substantial involvement. In addition to royalties on future product sales, when and if such sales commence, the terms of the agreement include certain other payments upon Centocor’s achievement of milestones.  Assuming all benchmarks are met, ImmunoGen will receive $42.5 million of milestone payments under this agreement.

Millennium Pharmaceuticals, Inc.

In March 2001, the Company entered into a five-year collaboration agreement with Millennium. The agreement provides Millennium access to the Company's TAP technology for use with Millennium's proprietary antibodies. Millennium acquired a license to utilize the Company's TAP technology in its antibody product research efforts and an option to obtain product licenses for a restricted number of antigen targets during the collaboration. ImmunoGen received a non-refundable upfront fee of $2.0 million in the third quarter of 2001. The upfront fee has been deferred and is being recognized over the period during which Millennium may elect to acquire a license to utilize the Company's TAP technology with one of Millennium's antibodies. For each license to an antigen target taken, the collaboration agreement provides for license and milestone payments potentially totaling approximately $41.0 million and royalties on sales of any resulting products, if and when such sales commence. Millennium is responsible for product development, manufacturing and marketing of any resulting products. The Company is to be reimbursed for any preclinical and clinical materials that it makes under the agreement. Pursuant to this agreement, in February 2002, Millennium signed an exclusive product license to the Company's maytansinoid technology for use with Millennium's antibody MLN591. MLN591 is directed towards the extracellular domain of Prostate Specific Membrane Antigen (PSMA). ImmunoGen received a non-refundable license fee from Millennium when the license agreement was signed. The license fee was deferred and is being recognized ratably over the Company's period of substantial involvement during development.

Pursuant to this agreement, in February 2002, Millennium licensed the exclusive right to use the Company’s maytansinoid technology with antibodies targeting the Prostate-Specific Membrane Antigen (PSMA). In March 2002, the Company received a license fee from Millennium pursuant to this license agreement. In November 2002, Millennium informed ImmunoGen that clinical testing of MLN2704, comprised of the Company’s cytotoxic agent DM1 and Millennium's MLN591 antibody, had been initiated. This event triggered a milestone payment of $1.0 million from Millennium to ImmunoGen. On January 25, 2006, Millennium notified the Company that, as part of its ongoing portfolio management process and based on the evaluation of recent clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. Millennium retains its right to use ImmunoGen’s maytansinoid TAP technology with antibodies targeting PSMA. The Company has ceased amortization of the remaining portion of the upfront fee paid by Millennium as they retain rights to develop and alternative product candidate with an antibody targeting PSMA.

On March 27, 2006, ImmunoGen and Millennium agreed to amend the 2001 agreement which was scheduled to expire March 30, 2006. The amendment extends the agreement for an additional year, which ends March 30, 2007. In consideration for this extension, Millennium paid ImmunoGen an extension fee equal to $250,000. The Company will amortize the extension fee, as well as the remaining upfront fee from the March 2001 agreement through March 2007.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

C. Agreements (Continued)

Amgen, Inc. (formerly Abgenix, Inc.)

In September 2000, the Company entered into a collaboration agreement with Amgen (formerly Abgenix). The agreement provides Amgen with access to the Company's maytansinoid technology for use with their antibodies along with the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Amgen may obtain a product license. Under this agreement Amgen has the right to extend each option period by a specified amount of time in exchange for an extension fee. The Company received a total of $5.0 million in technology access fee payments from Amgen when the agreement was established and is entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. At June 30, 2006, $2.7 million of the technology access fees remained as deferred revenue to be recognized over the period during which Amgen may elect to acquire a license to utilize the Company's TAP technology with one of their antibodies. On September 7, 2000, Abgenix purchased $15.0 million of the Company’s common stock in accordance with the agreement. The Company understands that this stock was sold during fiscal 2006. In June 2002, Amgen was granted a non-exclusive option to acquire a license to another TAP product in exchange for a nominal option fee. The non-exclusive option fee was deferred and recognized over the option period. Amgen may renew the non-exclusive option for an additional period in exchange for an extension fee. ImmunoGen's agreement with Amgen will terminate upon expiration of a 10-year term during which the Company gave Amgen access to its technology.

Vernalis plc

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with the acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004 the Company announced that ImmunoGen would take over future development of the product candidate. Pursuant to the terms of the termination agreement dated January 7, 2004, Vernalis retained responsibility for the conduct and expense of the study it initiated in the United States (Study 001) until June 30, 2004, and the study it had started in the United Kingdom (Study 002) through completion. The Company took over responsibility for Study 001 on July 1, 2004 and, in September 2005, announced the initiation of its own clinical trial with huN901-DM1 in multiple myeloma (Study 003). On December 15, 2005, the Company executed an amendment to the January 7, 2004 Termination Agreement with Vernalis. Under the terms of the amendment, the Company assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid the Company $365,000 in consideration of the expected cost of the obligations assumed by the Company with the amendment. This $365,000 has been recognized as other income in the accompanying Consolidated Statements of Operations for the year ended June 30, 2006.

Genentech, Inc.

In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for ImmunoGen's maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target HER2. Under the terms of the agreement, Genentech receives exclusive worldwide rights to use ImmunoGen’s maytansinoid TAP technology with antibodies to HER2. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. ImmunoGen received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales, when and if such sales commence, the terms of the agreement include certain other payments based upon Genentech's achievement of milestones. Assuming all benchmarks are met, ImmunoGen will receive $39.5 million of upfront and milestone payments. On May 4, 2006, the Company and Genentech amended the May 2000 agreement. This amendment increases the potential milestone payments to ImmunoGen under this agreement by $6.5 million to $44 million and the potential royalties to ImmunoGen on any HER2-targeting TAP compound that may be developed by Genentech, including trastuzumab-DM1.

The second agreement with Genentech provides Genentech with broad access to ImmunoGen's TAP technology for use with Genentech's other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize ImmunoGen's TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement's five-year term. Under this agreement, the Company received a non-refundable technology access fee of $3.0 million in May 2000. The upfront fee was deferred and recognized ratably over the period during which Genentech may elect obtain product licenses. This agreement also provides for other payments based upon Genentech's achievement of milestones per antigen target and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company will receive $39.0 million in license and milestone payments for each antigen target licensed under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration. ImmunoGen will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. This May 2000 agreement included a provision that allows Genentech to renew the agreement for one additional three-year term by payment of a $2.0 million access fee. On April 27, 2005, Genentech confirmed its intention to renew the agreement and paid the $2.0 million technology access fee to ImmunoGen.

On April 27, 2005, July 22, 2005 and December 12, 2005, Genentech licensed exclusive rights to use ImmunoGen’s maytansinoid TAP technology with its antibodies to three undisclosed targets. These licenses are in addition to the existing agreement between the companies that grants Genentech exclusive rights to use ImmunoGen’s technology with therapeutic antibodies to HER2. Under the terms defined in the May 2000 agreement, ImmunoGen received a $1.0 million license fee for each license, and is entitled to receive

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

C. Agreements (Continued)

milestone payments; ImmunoGen also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from the licenses.

On January 27, 2006, Genentech notified the Company that the trastuzumab-DM1 Investigational New Drug application submitted by Genentech to the FDA had become effective. Under the terms of the May 2000 exclusive license agreement for the HER2 target, this event triggered a $2.0 million milestone payment to the Company. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2006.

Other Agreements

BioInvent International AB

In December 2002, the Company entered into a supply agreement with BioInvent International AB to produce monoclonal antibody that is a component of one of the products that the Company licensed to sanofi-aventis. The Company prepaid $433,000 upon the signing of the agreement. The Company made payments and recorded as research and development expense $818,000 during the year ended June 30, 2004 based upon other milestones included in the supply agreement. As of June 30, 2004, the Company had received delivery of a portion of material under this monoclonal antibody supply agreement. Sanofi-aventis reimbursed ImmunoGen $1.3 million, the total cost of the antibody. The Company recorded the reimbursement as other income during the year ended June 30, 2004.

In June 2006, the Company entered into a supply agreement with BioInvent AB to produce additional quantities of a monoclonal antibody pursuant to the cGMP requirements. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

Diosynth RTP, Inc.

In August 2005, the Company entered into a bioprocessing services agreement with Diosynth RTP, Inc. (Diosynth). Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of the Company’s product candidates pursuant to the cGMP requirements. Under the terms of the agreement, the Company agreed to pay Diosynth a stated price for the technology transfer and process development.

Laureate Pharma, L.P.

In April 2004, the Company entered into a monoclonal antibody supply agreement with Laureate Pharma, L.P. (Laureate). Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of the Company’s monoclonal antibodies pursuant to the cGMP requirements. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

In December 2005, the Company entered into a monoclonal antibody supply agreement with Laureate to produce additional quantities of the monoclonal antibody pursuant to the cGMP requirements. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

Società Italiana Corticosteroidi S.r.l (SICOR)

Effective November 2004 the Company entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of its TAP products. Under the terms of the agreement, the Company agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. On June 21, 2006, the Company amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR will also provide preparatory activities in order to scale-up the production of ansamitocin, a precursor to DMx compounds, in anticipation of large-scale production of ansamitocin and DM1 to be used in TAP compounds for later-stage clinical trials and commercialization.

D. Marketable Securities

As of June 30, 2006, $4.8 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2006 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$4,813	$-	$-	$4,813
Commercial paper	350	-	-	350
Government treasury notes
Due in one year or less	4,392	6	-	4,398
Due in one to three years	3,953	-	(8)	3,945
Federal agencies
Due in one year or less	1,397	2	-	1,399
Due in one to three years	5,345	-	(50)	5,295
Asset-backed securities
Due in one year or less	23,168	6	(51)	23,123
Due in one to three years	6,007	-	(83)	5,924
Corporate notes
Due in one year or less	14,379	-	(46)	14,717
Due in one to three years	11,573	-	(130)	11,059
Total	$75,377	$14	$(368)	$75,023
Less amounts classified as cash and cash equivalents	(4,813)	-	-	(4,813)
Total marketable securities	$70,564	$14	$(368)	$70,210

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

D. Marketable Securities (Continued)

As of June 30, 2005, $3.4 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2005 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$3,423	$-	$-	$3,423
Commercial paper	988	-	-	988
Government treasury notes
Due in one year or less	30,793	20	(19)	30,794
Federal agencies
Due in one year or less	11,930	-	(14)	11,916
Due in one to three years	994	-	-	994
Asset-backed securities
Due in one year or less	25,189	4	(73)	25,120
Due in one to three years	1,554	-	(2)	1,552
Corporate notes
Due in one year or less	15,788	2	(12)	15,778
Total	$90,659	$26	$(120)	$90,565
Less amounts classified as cash and cash equivalents	3,423	-	-	3,423
Total marketable securities	$87,236	$26	$(120)	$87,142

In 2006, the Company realized losses of $45,000 and realized gains of $18,000. In 2005, the Company realized losses of $81,000 and no realized gains. In 2004, realized losses totaled $64,000 and realized gains totaled $6,000.

The aggregate fair value of investments with unrealized losses was approximately $55.9 million, of which $1.8 million have been in an unrealized loss position for more than one year, as of June 30, 2006. All such other investments as of June 30, 2006 have been or were in an unrealized loss position for less than a year. The aggregate fair value of investments with unrealized losses was approximately $71.4 million as of June 30, 2005, all of which have been or were in an unrealized loss position for less than a year. . The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. Investments in an unrealized loss position were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at June 30, 2006 and 2005.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

E. Property and Equipment

Property and equipment consisted of the following at June 30, 2006 and 2005 (in thousands):

	June 30,
	2006	2005

Leasehold improvements	$15,934	$15,776
Machinery and equipment	9,879	8,354
Computer hardware and software	1,695	1,315
Furniture and fixtures	470	361
Assets under construction	24	87
	$28,002	$25,893
Less accumulated depreciation	(18,683)	(16,010)
Property and equipment, net	$9,319	$9,883

Depreciation expense was approximately $2.7 million, $2.2 million and $1.3 million for the years ended June 30, 2006, 2005 and 2004, respectively.

F. Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the United States federal corporate tax rate of 34% to loss before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2006	2005	2004
Loss before income tax expense	$(17,817)	$(10,922)	$(5,871)
Expected tax benefit at 34%	$(6,058)	$(3,713)	$(1,996)
State tax benefit net of federal benefit	(1,117)	(685)	(368)
Unbenefitted losses	5,045	4,525	2,403
Other	2,147	(98)	7
Income tax provision	$17	$29	$46

At June 30, 2006, the Company has net operating loss carryforwards of approximately $182.4 million available to reduce federal taxable income that expire in 2007 through 2026 and $74.2 million available to reduce state taxable income that expire in fiscal 2007 through fiscal 2011. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $11.2 million available to offset federal and state income taxes, which expire beginning in fiscal 2007. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

F. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2006 and 2005 are as follows (in thousands):

	June 30,
	2006	2005

Net operating loss carryforwards	$66,652	$61,277
Research and development tax credit carryforwards	9,648	8,980
Capitalized research costs	262	544
Property and other intangible assets	2,869	2,690
Deferred revenue	6,455	7,575
Stock compensation	37	-
Other liabilities	658	347
Total deferred tax assets	$86,581	$81,413
Valuation allowance	(86,581)	(81,413)
Net deferred tax assets	$-	$-

The valuation allowance increased by $5.2 million during 2006 due primarily to an increase in net operating loss carryforwards related to the Company’s net loss offset by write-offs of expiring federal and state net operating loss carry forwards and research and development credits.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

G. Capital Stock

Warrants

In connection with ImmunoGen’s November 2000 public offering of stock, the Company issued an existing holder of ImmunoGen warrants an additional warrant to acquire 340,000 shares of common stock at an exercise price of $38.00 per share. The warrants expired in November 2005.

Common Stock Reserved

At June 30, 2006, the Company has reserved 6.446 million shares of authorized common stock for the future issuance of shares under the Company's Restated Stock Option Plan and the 2001 Non-Employee Director Stock Plan.

Stock Options

Under the Company's Restated Stock Option Plan, as amended (the Plan), employees, consultants and directors may be granted options to purchase shares of common stock of the Company. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

On November 9, 2004, the shareholders of the Company approved amendments to the Restated Stock Option Plan to increase the aggregate shares for which stock options may be granted under the Plan from 7.350 million to 8.550 million. The Plan was also amended to ensure that non-qualified options issued under the Plan do not have a price per share less than fair market value on the date of grant. Further, the Plan was amended to require shareholder approval of material amendments to the Plan. In addition to options granted under the Plan, the Board previously approved the granting of other non-qualified options. On February 1, 2006, the Company's Board of Directors approved certain changes to the Plan. These amendments provide that, in the event of a Change of Control of the Company, all options outstanding under the Plan shall become fully vested and immediately exercisable as of the date of the Change of Control. This provision shall apply to all options currently outstanding under the Plan and all new options granted on or after the date of the amendment. At the time of the amendments, the Company stated that it was not involved in any transactions or discussions thereof that would constitute a Change in Control. The amendments did not have an impact on the Company's statement of operations.

During the year ended June 30, 2006, holders of options issued under the Plan exercised their rights to acquire an aggregate of 454,219 shares of common stock at prices ranging from $0.84 to $6.27 per share.  The total proceeds to the Company from these option exercises were approximately $1.2 million.

Information related to stock option activity under the Plan during fiscal years 2006, 2005 and 2004 is as follows (in thousands except per share data):

	Options Issued Under the Plan
	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at June 30, 2003	5,087	$6.89
Granted	682	6.53
Exercised	(194)	3.08
Forfeited	(256)	9.91
Expired	(64)	6.63
Outstanding at June 30, 2004	5,255	$6.84
Granted	1,106	5.48
Exercised	(231)	2.29
Forfeited	(267)	7.56
Expired	(1)	2.06
Outstanding at June 30, 2005	5,862	$6.73
Granted	802	3.68
Exercised	(454)	2.53
Forfeited	(284)	9.87
Expired	(3)	2.76
Outstanding at June 30, 2006	5,923	$6.53

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

G. Capital Stock (Continued)

The following table summarizes the aggregate information about total stock options outstanding under the Plan at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.84 - 2.25	1,195	1.80	$1.40	1,193	$1.40
2.30 - 3.95	1,751	7.62	3.61	1,117	3.84
3.99 - 6.27	1,387	8.57	5.62	536	5.84
6.28 - 20.75	1,582	4.79	14.27	1,453	14.89
38.69 - 39.13	8	4.35	38.87	8	38.87
	5,923			4,307

The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2006, 2005 and 2004:

	Exercisable	Weighted-Average Exercise Price

June 30, 2006	4,307	$7.21
June 30, 2005	4,250	$7.11
June 30, 2004	3,888	$7.19

2001 Non-Employee Director Stock Plan

In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provides for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company's common stock on the last date of the Company's fiscal quarter for which the services are rendered. The Director Plan is administered by the Board of Directors which is authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors will be granted awards, and determine the number of shares of stock for which a stock right will be granted. The Director Plan was replaced in 2004 by the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan.

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

During the year ended June 30, 2006, the Company recaptured approximately $64,000 of previously recorded compensation expense related to stock units outstanding under the Company's 2001 Non-Employee Director Stock Plan (a stock appreciation right plan). No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

Pursuant to the 2004 Director Plan, the Company recorded approximately $40,000 in compensation expense related to the issuance of 14,000 deferred share units during the year ended June 30, 2006 and 18,000 deferred share units previously issued under the 2004 Plan. During the year ended June 30, 2005, the Company recorded $62,000 related to the issuance of 18,000 deferred share units. The value of the share units is adjusted to market value at each reporting period.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

H. Commitments and Contingencies

Leases

At June 30, 2006, the Company leases facilities in Norwood and Cambridge, Massachusetts under agreements through 2011. The Company is required to pay all operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense was approximately $3.3 million, $3.1 million and $3.0 million during fiscal years 2006, 2005 and 2004, respectively.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements are as follows (in thousands):

2007	$3,482
2008	2,940
2009	711
2010	711
2011	237
Total minimum lease payments	$8,081

Litigation

The Company is not party to any material litigation.

I. Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary. The Company makes a matching contribution of 20% of the first 7% of the eligible employees’ contributions. In fiscal years 2006, 2005 and 2004, the Company’s contributions to the 401(k) Plan totaled approximately $147,000, $122,000, and $100,000, respectively.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

J. Quarterly Financial Information (Unaudited)

	Fiscal Year 2006
	First Quarter Ended September 30, 2005	Second Quarter Ended December 31, 2005	Third Quarter Ended March 31, 2006	Fourth Quarter Ended June 30, 2006
	In thousands, except per share data

Revenues:
Research and development support	$5,685	$5,231	$5,258	$5,675
License and milestone fees	1,261	1,275	3,275	1,340
Clinical materials reimbursement	831	81	822	1,354
Total revenues	7,777	6,587	9,355	8,369
Expenses:
Cost of clinical materials reimbursed	905	94	779	890
Research and development	9,492	8,760	10,216	12,441
General and administrative	2,793	2,332	2,193	2,580
Total expenses	13,190	11,186	13,188	15,911
Loss from operations	(5,413)	(4,599)	(3,833)	(7,542)
Interest income, net	719	758	875	922
Realized gains (losses) on investments	(4)	(22)	(7)	5
Gain on sale of assets	2	1	-	-
Other income (expense)	-	366	(15)	(30)
Loss before income tax expense	(4,696)	(3,496)	(2,980)	(6,645)
Income tax expense	10	6	1	-
Net loss	$(4,706)	$(3,502)	$(2,981)	$(6,645)

Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.07)	$(0.16)

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

J. Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2005
	First Quarter Ended September 30, 2004	Second Quarter Ended December 31, 2004	Third Quarter Ended March 31, 2005	Fourth Quarter Ended June 30, 2005
	In thousands except per share data

Revenues:
Research and development support	$4,599	$4,376	$4,776	$4,669
License and milestone fees	1,542	1,034	3,039	1,160
Clinical materials reimbursement	2,865	3,637	2,415	1,605
Total revenues	9,006	9,047	10,230	7,434
Expenses:
Cost of clinical materials reimbursed	2,494	3,042	2,286	1,414
Research and development	7,631	6,358	9,669	6,880
General and administrative	1,681	2,256	2,277	2,407
Total expenses	11,806	11,656	14,232	10,701
Loss from operations	(2,800)	(2,609)	(4,002)	(3,267)
Interest income, net	328	421	510	571
Realized losses on investments	(3)	(1)	(55)	(22)
Other income	7	-	1	-
Loss before income tax expense	(2,468)	(2,189)	(3,546)	(2,718)
Income tax expense	3	20	5	2
Net loss	$(2,471)	$(2,209)	$(3,551)	$(2,720)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.09)	$(0.07)

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2006

K. Subsequent Event

On July 7, 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use the Company’s TAP technology with antibodies to an undisclosed target to create anticancer therapeutics. Under the agreement, the Company has received a $1 million upfront payment, potentially up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. The Company will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides ImmunoGen with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the United States development and commercialization of that compound in lieu of receiving royalties on United States sales of that product and milestone payments not yet earned. The Company can exercise this right by payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, ImmunoGen and Biotest would share equally the associated costs of product development and commercialization in the United States along with the profit, if any, from United States product sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1	Disclosure Controls and Procedures

The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

2	Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on this assessment, management has concluded that, as of June 30, 2006 the Company's internal control over financial reporting is effective.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment and the effectiveness of the Company's internal control over financial reporting, as of June 30, 2006. This report appears immediately below.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ImmunoGen, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ImmunoGen, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated August 24, 2006 expressed an unqualified opinion thereon.

                                                                /s/ Ernst & Young LLP

Boston, Massachusetts
August 24, 2006

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There is no information required to be disclosed by us in a report on Form 8-K during the last quarter of the year ended June 30, 2006 that was not reported.

PART III

      The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2006 annual meeting of shareholders, which will be filed with the SEC not later than October 28, 2006 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)
Financial Statements

        (1)   See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

        (2)   The following schedule is filed as part of this Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2006, 2005 and 2004.

(3)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.

	By:	/s/ MITCHEL SAYARE
Mitchel Sayare Chairman of the Board and Chief Executive Officer
Dated: August 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE	Chairman of the Board of Directors, Chief Executive Officer and President	August 28, 2006
Mitchel Sayare	(Principal Executive Officer)
/s/ WALTER A. BLÄTTLER	Executive Vice President, Science and Technology, and Director	August 28, 2006
Walter A. Blättler
/s/ DANIEL M. JUNIUS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2006
Daniel M. Junius
/s/ DAVID W. CARTER	Director	August 28, 2006
David W. Carter
/s/ STUART F. FEINER	Director	August 28, 2006
Stuart F. Feiner
/s/ NICOLE ONETTO, M.D.	Director	August 28, 2006
Nicole Onetto
/s/ MARK SKALETSKY	Director	August 28, 2006
Mark Skaletsky
/s/ JOSEPH VILLAFRANCA	Director	August 28, 2006
Joseph Villafranca

INDEX TO EXHIBITS

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(17)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)
Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)

(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(4)
(10.3)	x	Restated Stock Option Plan(19)
(10.4)	x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Bl’ttler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)
Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)

(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994 (8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.12)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.13)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.14)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.15)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.16)		License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(12)
(10.17)		Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(12)
(10.18)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(13)
(10.19)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(13)
(10.20)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(13)
(10.21)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG.*(14)
(10.22)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company.*(15)
(10.23)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company.*(15)
(10.24)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001.*(16)
(10.25)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001.*(16)
(10.26)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH.*(17)
(10.27)	x	2001 Non-Employee Director Stock Plan(18)
(10.28)		Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004*(20)
(10.29)		Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*
(10.30)	x	Letter Agreement Regarding Employment dated as of April 18, 2005 between the Registrant and Mr. Daniel M. Junius
(10.31)		Process Development Agreement between the Registrant and Genentech, Inc., dated as of May 3, 2006*
(10.32)		Amendment to License Agreement for Anti-HER2 Antibodies between the Registrant and Genentech, dated as of May 3, 2006*
(21)		Subsidiaries of the Registrant, filed herewith
(23)		Consent of Ernst & Young LLP, filed herewith
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(1)	Previously filed with the Commission as Exhibits to, and incorporated then herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-38883.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1990.
(3)	Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the year ended June 30, 1997.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1992.
(6)	Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.
(7)	Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant's annual report on Form 10-K for the year ended June 30, 1994.
(9)	Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.
(10)	Previously filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.
(12)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(13)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2000.
(14)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K filed October 10, 2000.
(15)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K/A filed October 10, 2000.
(16)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001.
(17)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001.
(18)	Previously filed as exhibit to, and incorporated herein by reference from, the Registrants Registration Statements on Form S-8, File No. 333-75374.
(19)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrants Registration Statement on Form S-8, File No. 333-75372.
(20)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(x)	Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.
(*)	The Registrant has filed a confidential treatment request with the Commission with respect to this document.

IMMUNOGEN, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COLUMN A - DESCRIPTION	COLUMN B	COLUMN C - ADDITIONS		COLUMN D	COLUMN E
Inventory Write-downs	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2006	$3,686	153	-	(917)	$2,922
Year End June 30, 2005	$1,684	2,312	-	(310)	$3,686
Year End June 30, 2004	$1,197	777	-	(290)	$1,684

S-I