Form 10-K/A
period 2006-06-30
IMMUNOGEN INC
filed 2006-09-11
CIK 855654

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report Form 10-K dated August 28, 2006, is being filed to delete in its entirety the Index to Exhibits in our previously filed Annual Report and insert in its place the Index to Exhibits set forth below in this Amendment No. 1. The Index to Exhibits included in this Amendment No. 1 revises certain information set forth in the Index to Exhibits in our previously filed Annual Report.

INDEX TO EXHIBITS

Exhibit No.		Description
(3.1)		Restated Articles of Organization(1)
(3.2)		Articles of Amendment to Restated Articles of Organization(16)
(3.3)		By-Laws, as amended(2)
(4.1)		Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)		Form of Common Stock Certificate(6)
(10.1)
Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)

(10.2)		Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant's securities(4)
(10.3)	x	Restated Stock Option Plan(21)
(10.3.1)	x	Form of Incentive Stock Option Agreement(21)
(10.3.2)	x	Form of Non-Qualified Stock Option Agreement(21)
(10.4)	x	Letter Agreement Regarding Employment dated as of October 1, 1987 between the Registrant and Dr. Walter A. Bl’ttler(4)
(10.5)		Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.6)
Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee") together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)

(10.7)		First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.8)		Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.9)	x	Letter Agreement Regarding Compensation of Mitchel Sayare, dated April 29, 1994 (8)
(10.10)		Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.11)		Option Agreement dated April 5, 1990 by and between the Registrant and Takeda Chemical Industries, Ltd.(9)
(10.12)		Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(10)
(10.13)		Letter Agreement dated as of June 6, 1996 by and among the Registrant and Capital Ventures International regarding an amendment to their agreement dated March 15, 1996(11)
(10.14)		Registration Agreement dated July 31, 1997 between Apoptosis Technology, Inc. and the Registrant(3)
(10.15)		License Agreement dated effective June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB*(3)
(10.16)		License Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham Corporation*(12)
(10.17)		Stock Purchase Agreement dated February 1, 1999 between the Registrant and SmithKline Beecham plc*(12)
(10.18)		License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(13)
(10.19)		Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(13)
(10.20)		Development, Commercialization and License Agreement dated effective May 4, 2000 by and between the Registrant and British Biotech Pharmaceuticals Limited*(13)
(10.21)		Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG*(14)
(10.22)		Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company*(15)
(10.23)		Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company*(15)
(10.24)		Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001*(16)
(10.25)		Agreement between ImmunoGen, Inc. and Raven Biotechnologies, Inc., dated March 28, 2001*(16)
(10.26)		Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH*(18)
(10.28)		Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004*(19)
(10.29)		Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*(20)
(10.30)	x	Letter Agreement Regarding Employment dated as of April 18, 2005 between the Registrant and Mr. Daniel M. Junius(25)
(10.31)		Process Development Agreement between the Registrant and Genentech, Inc., dated as of May 3, 2006*(26)
(10.32)		Amendment to License Agreement for Anti-HER2 Antibodies between the Registrant and Genentech, dated as of May 3, 2006*(26)
(10.33)	x	2004 Non-Employee Director Compensation and Deferred Share Unit Plan(20)
(10.34)	x	Separation Agreement with Virginia A. Lavery, dated October 22, 2004(22)
(10.35)	x	Offer Letter issued to Christopher U. Missling, Ph.D., dated September 27, 2004(22)
(10.36)		Sublease Agreement by and between the Registrant and Alkermes, Inc., dated as of September 15, 2004(22)
(10.37)		Development and License Agreement by and between the Registrant and Biogen Idec, Inc., dated October 1, 2004(23)
(10.38)		Development and License Agreement by and between the Registrant and Centocor, Inc., dated December 23, 2004(23)
(10.39)	x	Separation Agreement with Christopher Missling, Ph.D., dated January 5, 2005 (24)
(21)		Subsidiaries of the Registrant (26)
(23)		Consent of Ernst & Young LLP(26)
(31.1)		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(26)

2

(1)	Previously filed with the Commission as Exhibits to, and incorporated then herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-38883.
(2)	Previously filed with the Commission as Exhibit 3.1, and incorporated herein by reference from, the Registrant’s current report on Form 8-K, filed on November 4, 2005.
(3)	Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the year ended June 30, 1997.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1992.
(6)	Previously filed with the Commission as Exhibit No. 10.10 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-31219.
(7)	Previously filed with the Commission as Exhibit No. 10.10a to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-43725, as amended.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant's annual report on Form 10-K for the year ended June 30, 1994.
(9)	Previously filed with the Commission as Exhibit No. 10.15 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-38883.
(10)	Previously filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K for the June 6, 1996 event, and incorporated herein by reference.
(12)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(13)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2000.
(14)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K filed October 10, 2000.
(15)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's current report on Form 8-K/A filed October 10, 2000.
(16)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001.
(17)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-8, File No. 33-75372
(18)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant's quarterly report, as amended on Form 10-Q/A for the fiscal quarter ended December 31, 2001.
(19)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(20)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2004, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on February 7, 2006.
(22)	Previously filed as an exhibit to, and incorporated herein by reference from the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(23)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(24)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report , as filed with the 10-Q for the quarter ended March 30, 2005.
(25)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2005, and incorporated herein by reference.
(26)	Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2006, and incorporated herein by reference.
(x)	Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to Form 10-K.
(*)	The Registrant has filed a confidential treatment request with the Commission with respect to this document.

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.

	By:	/s/ MITCHEL SAYARE
Mitchel Sayare Chairman of the Board and Chief Executive Officer
Dated: September 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE	Chairman of the Board of Directors, Chief Executive Officer and President	September 11, 2006
Mitchel Sayare	(Principal Executive Officer)
/s/ DANIEL M. JUNIUS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 11, 2006
Daniel M. Junius

4