Form 10-Q
period 2006-09-30
IMMUNOGEN INC
filed 2006-11-03
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  41,541,834 shares outstanding as of November 1, 2006.

IMMUNOGEN, INC.

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

	September 30, 2006	June 30, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$6,276	$4,813
Marketable securities	64,000	70,210
Accounts receivable	2,266	1,569
Unbilled revenue	5,102	5,419
Inventory	1,920	1,235
Prepaid and other current assets	1,114	1,298
Total current assets	80,678	84,544

Property and equipment, net of accumulated depreciation	9,121	9,319
Other assets	218	265

Total assets	$90,017	$94,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,869	$1,346
Accrued compensation	1,146	925
Other accrued liabilities	3,470	3,129
Current portion of deferred revenue	5,879	5,323
Total current liabilities	12,364	10,723

Deferred revenue, net of current portion	10,297	10,705
Other long-term liabilities	371	350
Total liabilities	23,032	21,778
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 45,160 shares and 45,149 shares as of September 30, 2006 and June 30, 2006, respectively	452	451
Additional paid-in capital	322,494	321,885
Treasury stock, 3,675 shares at September 30, 2006 and June 30, 2006 (at cost)	(11,071)	(11,071)
Accumulated deficit	(244,814)	(238,561)
Accumulated other comprehensive loss	(76)	(354)
Total stockholders’ equity	66,985	72,350
Total liabilities and stockholders’ equity	$90,017	$94,128

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
In thousands, except per share amounts

	Three Months Ended
	September 30,
	2006	2005

Revenues:
Research and development support	$5,507	$5,685
License and milestone fees	1,406	1,261
Clinical materials reimbursement	857	831

Total revenues	7,770	7,777

Expenses:
Cost of clinical materials reimbursed	646	905
Research and development	11,416	9,492
General and administrative	2,797	2,793

Total expenses	14,859	13,190

Loss from operations	(7,089)	(5,413)

Interest income, net	865	719
Net realized losses on investments	(1)	(4)
Gain on sale of assets	-	2
Other expense	(18)	-

Loss before income tax expense	$(6,243)	$(4,696)

Income tax expense	10	10

Net loss	$(6,253)	$(4,706)

Basic and diluted net loss per common share	$(0.15)	$(0.11)

Basic and diluted weighted average common shares outstanding	41,482	41,065

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
In thousands, except per share amounts

	Three months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(6,253)	$(4,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	650
Gain on sale of fixed assets	-	(2)
Loss on sale of marketable securities	1	4
Stock-based compensation	647	706
Deferred rent	17	1
Changes in operating assets and liabilities:
Accounts receivable	(697)	(297)
Unbilled revenue	317	(860)
Inventory	(686)	696
Prepaid and other current assets	184	396
Other assets	48	48
Accounts payable	522	(747)
Accrued compensation	221	299
Other accrued liabilities	281	274
Deferred revenue	149	75
Net cash used in operating activities	(4,558)	(3,463)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	55,857	139,457
Purchases of marketable securities	(49,369)	(136,669)
Capital expenditures	(493)	(498)
Proceeds from sale of fixed assets	-	2
Net cash provided by investing activities	5,995	2,292

Cash flows from financing activities:
Proceeds from stock options exercised	26	241
Net cash provided by financing activities	26	241

Net change in cash and cash equivalents	1,463	(930)

Cash and cash equivalents, beginning balance	4,813	3,423

Cash and cash equivalents, ending balance	$6,276	$2,493

Supplemental disclosure:
Cash paid for income taxes	$15	$10

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2006 and June 30, 2006 and for the three months ended September 30, 2006 and 2005 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the US for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, and Emerging Issues Task Force 00-21 Accounting for Revenue Arrangements with Multiple Elements (EITF 00-21). In accordance with SAB No. 104 and EITF 00-21, the Company recognizes collaboration revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator. The terms of the Company’s agreements contain multiple elements, which typically include non-refundable license fees, payments for research activities and clinical material manufacturing obligations, payments based upon the achievement of certain milestones, and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At September 30, 2006, the Company had the following three types of collaborative contracts with the counterparties identified below:

•	License to a single target antigen (single-target license):

Biogen Idec, Inc.

Biotest AG

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple single-target licenses)

Millennium Pharmaceuticals, Inc.

•	Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

Millennium Pharmaceuticals, Inc.
•	Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

Generally, all of these collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and any process improvements and know-how to its collaborators during the term of the collaboration agreements.

Generally, upfront payments on single-target licenses are deferred over the period of the Company's substantial involvement during development. ImmunoGen employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, on average and depending on the nature of the license, six and one-half years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. As a result of a change in the estimated period of substantial involvement during the three months ended September 30, 2006, the Company recognized approximately $13,000 of additional license and milestone fees. This change in estimate had no impact in the loss per share for the three months ended September 30, 2006. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company’s substantial involvement under the license acquired. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event that a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

The Company's discovery, development and commercialization agreement with sanofi-aventis included an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and recognizes it ratably over the period of the Company's substantial involvement of five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis has exercised. The discovery, development and commercialization agreement also provides that ImmunoGen receive committed research funding totaling $79.3 million over the full five years of the research collaboration, which includes the initial three-year period and the two 12-month extensions. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension will provide the Company with $18.2 million in additional committed funding over the twelve months beginning September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of its research collaboration with the Company for an additional year. The Company is to receive a minimum of $10.4 million in committed research support funding from sanofi-aventis over the twelve-month period beginning September 1, 2007.

At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable research activities performed under the program during the fiscal year ended June 30, 2005, which had not been billed or recorded as revenue. Accordingly, the Company has included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the three months ended September 30, 2005. The Company does not believe such previously unrecorded revenue was material to the results of operations or the financial position of the Company for any interim period of 2005 or for the three months ended September 30, 2005.

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

Unbilled Revenue

The majority of the Company's unbilled revenue at September 30, 2006 and 2005 represents (i) committed research funding earned based on actual resources utilized under the Company's discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company's discovery, development and commercialization agreement with sanofi-aventis that the Company has not yet invoiced; and (iii) research funding earned based on actual resources utilized under the Company's development and license agreements with Biogen Idec, Centocor and Genentech.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2006 and June 30, 2006 is summarized below (in thousands):

	September 30, 2006	June 30, 2006

Raw materials	$335	$-
Work in process	1,585	1,235

Total	$1,920	$1,235

Inventory at September 30, 2006 and June 30, 2006 is stated net of write-downs of $2.5 million and $2.9 million as of, respectively. The write-downs represent the cost of DM1, DM4 and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm, fixed orders and projections.

All Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company's collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

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

       The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling 12-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given 12-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators' actual manufacturing orders and their projections could result in usage of DMx and ansamitocin P3 varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)	That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed upon receipt of the materials;

b)
To the extent that the Company has collaborator projections for up to 12 months of firm, fixed orders and/or projections, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

c)
The Company considers more than a 12-month supply of ansamitocin P3 and/or DMx that is not supported by collaborators' firm, fixed orders or projections to be excess. The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to cost of clinical materials reimbursement expense; and

d)
The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

The Company did not record any cost of clinical materials reimbursement expense related to excess inventory during the three months ended September 30, 2006. However, in the three months ended September 30, 2005, the Company recorded $127,000 to write down certain batches of ansamitocin P3 and DMx and certain work-in-process amounts to their net realizable value. If the Company increases its on-hand supply of DMx or ansamitocin P3, a corresponding change to the Company's collaborators' projections could result in significant changes in the Company's estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators' projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further write-downs, included as charges to cost of clinical materials reimbursement.

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

	Three Months Ended September 30,
	2006	2005

Options and warrants convertible into Common Stock	5,863	6,092

Common Stock equivalents	711	1,886

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three months ended September 30, 2006 and 2005 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three months ended September 30, 2006 and 2005, total comprehensive loss equaled $6.0 million and $4.7 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

As of September 30, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. Restated Stock Option Plan. The Company’s Restated Stock Option Plan as amended, or the Plan, which is shareholder-approved, permits the grant of share options to its employees, consultants and directors for up to 8.55 million shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (Statement 123). Statement 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three months ended September 30, 2006 and 2005 was $583,000 and $610,000, respectively, or $0.01 per share for both periods, greater than if it had continued to account for share-based compensation under APB 25.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended September 30,
	2006	2005

Dividend Yield	None	None
Volatility	84.86%	89.38%
Risk-free interest rate	5.01%	3.99%
Expected life (years)	6.7	5.9

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $2.37 and 4.96, respectively.

As of September 30, 2006, the estimated fair value of unvested employee awards was $4.6 million net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the three months ended September 30, 2006, holders of options issued under the Plan exercised their rights to acquire an aggregate of 11,250 shares of common stock at a price of $2.30 per share.  The total proceeds to the Company from these option exercises were approximately $26,000.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Segment Information

During the three months ended September 30, 2006, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 67% and 79% of total revenues for the three months ended September 30, 2006 and 2005, respectively. Revenues from Genentech accounted for 24% and 10% of total revenues for the three months ended September 30, 2006 and 2005, respectively. There were no other significant individual customers in the three months ended September 30, 2006 and 2005.

B. Agreements

Biotest AG

In July 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use the Company’s TAP technology with antibodies to a target found on multiple myeloma cells to create anticancer therapeutics. Under the agreement, the Company has received a $1 million upfront payment, and is entitled to receive up to $35.5 million in milestone payments and royalties on the sales of any resulting products. The Company will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides ImmunoGen with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the US development and commercialization of that compound in lieu of receiving royalties on US sales of that product and the milestone payments not yet earned. The Company can exercise this right by payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, ImmunoGen and Biotest would share equally the associated costs of product development and commercialization in the US along with the profit, if any, from US product sales.

sanofi-aventis

In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, ImmunoGen is no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling the Company to use such targets in the development of its own proprietary products. After August 2008, sanofi-aventis will need to license the right to use ImmunoGen’s maytansinoid TAP technology with antibodies to targets that were not part of the research collaboration between the Company and sanofi-aventis. The Companies have agreed to negotiate a multi-target agreement to provide sanofi-aventis with access to the Company’s TAP technology for such antibody targets.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2006 Annual Report on Form 10-K.

C. Capital Stock

The Company recorded approximately $10,000 and $37,000 in compensation expense during the three months ended September 30, 2006 and 2005, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, the Company issued 35,047 and 13,817 deferred share units during the three months ended September 30, 2006 and 2005, respectively. The Company recorded approximately $54,000 and $56,000 in compensation expense related to deferred share units outstanding under the 2004 Plan during the three months ended September 30, 2006 and 2005. The value of the share units is adjusted to market value at each reporting period.

D. Subsequent Event

In October 2006, sanofi-aventis informed the Company that clinical testing of AVE1642 had begun, triggering a $2 million milestone payment to the Company. This milestone will be included in license and milestone fees revenue for the period ending December 31, 2006. Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use ImmunoGen’s proprietary resurfacing technology to humanize antibodies. This technology was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. This license provides sanofi-aventis with the non-exclusive right to use ImmunoGen’s proprietary humanization technology through August 31, 2011, and can be extended thereafter. Under the terms of the license, ImmunoGen will receive a $1 million license fee, half of which is due within 30 days of contract signing, and in addition, ImmunoGen is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since the Company's inception, we have been principally engaged in the development of antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our proprietary Tumor-Activated Prodrug, or TAP, technology combines extremely potent small molecule cytotoxic agents with monoclonal antibodies that bind specifically to cancer cells. Our TAP technology is designed to increase the potency of tumor-targeting antibodies and kill cancer cells with only modest damage to healthy tissue. The cytotoxic agents we use in our TAP compounds currently in preclinical and clinical testing are DM1 and DM4, chemical derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer to develop other types of therapeutics, such as naked-antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are entitled to upfront fees, milestone payments, and royalties on any commercial product sales. We are reimbursed for our fully burdened costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc. (formerly Abgenix, Inc.), Biogen Idec, Biotest AG, Boehringer Ingelheim International GmbH, Centocor, Inc. (a wholly-owned subsidiary of Johnson & Johnson), Genentech, Inc., Millennium Pharmaceuticals, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then most advanced product candidates in our preclinical pipeline and the commercialization rights to new product candidates developed within the collaboration during its research portion. This collaboration allows us to benefit from sanofi-aventis' clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding totaling approximately $79.3 million over the full five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006.

In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with us and committed to fund $18.2 million in research support over the twelve months beginning September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with us for an additional year, and committed to pay ImmunoGen a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to be able to use such targets in the development of our own proprietary products. After August 2008, sanofi-aventis will need to license the right to use our maytansinoid TAP technology with antibodies to targets that were not part of the research collaboration between us and sanofi-aventis. ImmunoGen and sanofi-aventis have agreed to negotiate a multi-target agreement to provide sanofi-aventis with access to our TAP technology for such antibody targets.

On January 27, 2006, Genentech notified us that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of our May 2000 exclusive license agreement with Genentech for antibodies to HER2, this event triggered a $2.0 million milestone payment to us.

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

On March 27, 2006, Millennium extended the agreement that provides Millennium with certain rights to test our TAP technology with antibodies to specific targets and to license the right to use the technology to develop products on the terms defined in the agreement. This agreement was scheduled to expire on March 30, 2006 unless extended by Millennium. It is now scheduled to expire on March 30, 2007. In consideration for this extension, Millennium paid us an extension fee equal to $250,000.

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with ImmunoGen on huN901-DM1. After discussion with Vernalis, in January 2004 we announced that we would take over further development of the product candidate. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis retained responsibility for the conduct and expense of the study it initiated in the US (Study 001) until June 30, 2004, and the study it had started in the United Kingdom (Study 002) through completion. We took over responsibility for Study 001 on July 1, 2004 and, in September 2005, we announced the initiation of our own clinical trial with huN901-DM1 in multiple myeloma (Study 003). On December 15, 2005, we executed an agreement to amend the residual obligation terms of the January 7, 2004 termination agreement with Vernalis. Under the terms of the amendment, we assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us with the amendment. New clinical data will be reported from the Company’s ongoing Study 002 on November 10, 2006 at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics (EORTC) in Prague.

   On January 8, 2004, we announced that we intended to advance cantuzumab mertansine, or an improved version of the compound, into human testing to assess the clinical utility of the compound in certain indications. In October 2004, we announced that we decided to move huC242-DM4 into clinical trials instead of cantuzumab mertansine (huC242-DM1). We initiated a Phase I clinical trial with huC242-DM4 in June 2005 and expect to report the first data from this trial at the EORTC conference on November 8, 2006.

Based upon the results of our clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of huN901-DM1 and huC242-DM4, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses and cash expenditures are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-grade materials. As of September 30, 2006, we had approximately $70.3 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the current and next one to two fiscal years.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements and inventory. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements. We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement. We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and completion of non-pivotal Phase II testing of our collaborator’s product that is the subject of the collaboration agreement. We estimate that this time period is generally six and one-half years, depending on the characteristics of the license. The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development. Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations. We assess our period of significant involvement with each collaboration on a quarterly basis and adjust the period of involvement prospectively, as appropriate.

We recognize the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the initial three-year term of the collaborative research program and the two 12-month extensions sanofi-aventis exercised in August 2005 and 2006.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of 12 month projected usage that is not supported by collaborators' firm, fixed orders and projections to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to cost of clinical materials. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Sizeable differences between our collaborators' actual manufacturing orders and their projections could result in our actual 12-month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.

Stock Based Compensation

As of September 30, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. Restated Stock Option Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant for the expected term of the stock options. The compensation cost that has been incurred during the three months ended September 30, 2006 is $583,000. As of September 30, 2006, the estimated fair value of unvested employee awards was $4.6 million net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2006 and 2005

Our total revenues for each of the three months ended September 30, 2006 and 2005 were both $7.8 million. While revenues in the quarter ended September 30, 2006 were essentially unchanged from the same period in the prior fiscal year, lower research and development support revenue was partially offset by higher license and milestone fees, and to a lesser extent, clinical materials reimbursement revenue.

Research and development support was $5.5 million for the three months ended September 30, 2006 compared with $5.7 million for the three months ended September 30, 2005. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Centocor, and Genentech. Of the $5.7 million reported in the first quarter of fiscal 2006, $1.1 million represents funding related to research and development efforts performed during the Company’s 2005 fiscal year under the sanofi-aventis collaboration but billed and recognized in fiscal 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ compounds and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the three months ended September 30, 2006 increased $145,000 to $1.4 million from $1.3 million in the same period ended September 30, 2005. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2006 and 2005 is included in the following table (in thousands):

	Three months ended September 30,
	2006	2005
Collaborative Partner:
Amgen (formerly Abgenix)	$100	$100
Sanofi-aventis	600	600
Biogen Idec	22	12
Biotest	38	-
Centocor	38	42
Genentech	390	397
Millennium	218	110
Total	$1,406	$1,261

Deferred revenue of $16.2 million as of September 30, 2006 primarily represents payments received from our collaborators pursuant to our license and supply agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $26,000 to $857,000 in the three months ended September 30, 2006, compared to $831,000 in the three months ended September 30, 2005. During the three months ended September 30, 2006, we shipped clinical materials in support of the AVE9633 clinical trials and trastuzumab-DM1 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. During the three months ended September 30, 2005, we shipped clinical materials in support of the AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

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

On January 8, 2004, we announced that pursuant to the terms and conditions of a termination agreement between us and Vernalis, Vernalis relinquished its rights to develop and commercialize huN901-DM1. As a result, we regained the rights to develop and commercialize huN901-DM1. Under the terms of this termination agreement with Vernalis, we assumed responsibility for one of the studies underway with the compound (Study 001) on July 1, 2004. Since then, we have expanded this study based upon the data from the initial patients enrolled. Additionally, we initiated a Phase I clinical trial with huN901-DM1 in CD56-positive multiple myeloma (Study 003) in September 2005. On December 15, 2005, we executed an amendment to this termination agreement with Vernalis. Under the terms of the amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete the huN901-DM1 clinical study (Study 002) that had been initiated in the United Kingdom. Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us under the amendment. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound as we move through the clinical trial process.

In January 2004, we announced that we planned to advance cantuzumab mertansine, or an improved version of the compound, into a clinical trial that we would manage. In October 2004, we decided to move forward in developing a modified version of cantuzumab mertansine which we call huC242-DM4. Patient dosing was initiated for the Phase I study of huC242-DM4 in June 2005. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound as we move through the clinical trial process for this compound. New compounds created during the collaboration were also licensed to sanofi-aventis.

In July 2003, we licensed the three then-most advanced product candidates in our preclinical portfolio to sanofi-aventis under the terms of our discovery, development and commercialization collaboration. These three product candidates were an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound (SAR 3419) for certain B-cell malignancies, including non-Hodgkin’s lymphoma.

Clinical testing of AVE9633 was initiated in March 2005. In October 2006, clinical testing of AVE1642, a therapeutic antibody that binds to the Insulin-like Growth Factor 1 Receptor (IGF-1R), was initiated. SAR 3419 is in preclinical development. Additional compounds also are in various stages of development.

Our agreement with sanofi-aventis required us to present for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology, with the exception of those antibodies or antibody targets that are the subject of our preexisting or future collaboration and license agreements. Sanofi-aventis then had the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elected to exclude any antibodies or antibody targets, we could elect to develop the compounds for our own pipeline. Effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to use such targets in the development of our own proprietary products. Over the original, three-year term of the research program and two agreed-upon one-year extensions, we will receive a minimum of $79.3 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program. After August 2008, sanofi-aventis will need to license the right to use our maytansinoid TAP technology with antibodies to targets that were not part of our research collaboration. Sanofi-aventis and ImmunoGen have agreed to negotiate a multi-target agreement to provide sanofi-aventis with access to our maytansinoid TAP technology for such antibody targets.

The potential product candidates that have been or that may eventually be excluded from the sanofi-aventis collaboration are in an early stage of discovery research and we are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery research stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or prevent our obtaining necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other factors, the clinical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

Research and development expense for the three months ended September 30, 2006 increased $1.9 million to $11.4 million from $9.5 million for the three months ended September 30, 2005. The number of research and development personnel increased to 152 at September 30, 2006 compared to 144 at September 30, 2005. Research and development salaries and related expenses increased by $479,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Included in salaries and related expenses for the three months ended September 30, 2006 and 2005 is $347,000 and $352,000, respectively, of stock compensation costs incurred with the adoption of SFAS 123(R) on July 1, 2005. Contract service expense increased by $1.9 million in the three months ended September 30, 2006 compared to the same period ended September 30, 2005. This increase is primarily related to the manufacturing and process development activity related to our compounds in clinical trials. Partially offsetting these increases, overhead utilization, which are expenses charged to clinical materials reimbursement, increased by $806,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

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

	Three Months Ended September 30,
	2006	2005

Research	$3,674	$3,509
Preclinical and Clinical Testing	1,927	1,690
Process and Product Development	1,311	1,370
Manufacturing Operations	4,504	2,923

Total Research and Development Expense	$11,416	$9,492

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2006 increased $165,000 to $3.7 million from $3.5 million for the three months ended September 30, 2005. The increase in research expenses was primarily the result of an increase in salaries and related expense.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2006 increased $237,000 to $1.9 million compared to $1.7 million for the three months ended September 30, 2005. This increase is primarily due to an increase in salaries and related expense, as well as an increase in clinical trial costs resulting from the advancement of our clinical trials.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2006, total development expenses decreased $59,000 to $1.3 million, compared to $1.4 million for the three months ended September 30, 2005. The decrease is primarily due to a decrease in contract service expense, partially offset by an increase in salaries and related expense.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. For the three months ended September 30, 2006, manufacturing operations expense increased $1.6 million to $4.5 million compared to $2.9 million in the same period last year. The increase in the first quarter of fiscal 2007 as compared to fiscal 2006 was primarily the result of (i) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials and (ii) and increase in disposable and chemical costs. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the three months ended September 30, 2006 as compared to the same period ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were level with the three months ended September 30, 2005 at $2.8 million. An increase in patent expense was substantially offset by a decrease in facilities expense. Patent costs rose primarily due to increased patents filed in additional countries, resulting in additional fees. The decrease in facilities expense was due to an adjustment made during the three months ended September 30, 2006 to reverse an incorrect accrual recorded in fiscal 2006 related to operating expenses and real estate taxes associated with the 64 Sidney Street office. The Company does not believe such previously recorded expense was material to the results of operations or the financial position of the Company for fiscal year 2006 or for the three months ended September 30, 2006.

Interest Income

Interest income for the three months ended September 30, 2006 increased $147,000 to $865,000 from $718,000 for the three months ended September 30, 2005. The increase in interest income is primarily the result higher rates of return resulting from higher yields on investments.

Net Realized Losses on Investments

Net realized losses on investments were $1,000 and $4,000 for the three months ended September 30, 2006 and 2005, respectively. The difference is attributable to the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of September 30, 2006, we had approximately $70.3 million in cash and marketable securities.  Net cash used for operations during the three months ended September 30, 2006 was $4.6 million compared to $3.5 million during the three months ended September 30, 2005. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in operational cash use during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is principally due to the increased net loss, as a result of increased research and development costs compared to last year.

Net cash provided by investing activities during the three months ended September 30, 2006 was $6.0 million compared to $2.3 million during the three months ended September 30, 2005. The variance primarily relates to an increase in the sale and maturities of marketable securities. Capital expenditures, primarily for the purchase of new equipment, were $493,000 and $498,000 for the three-month periods ended September 30, 2006 and 2005, respectively.

Net cash provided by financing activities was $26,000 for the three months ended September 30, 2006 compared to net cash provided by financing activities of $241,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, net cash provided by financing activities reflects the proceeds to us from the exercise of 11,250 stock options under our Restated Stock Option Plan, at a price of $2.30 per share. For the three months ended September 30, 2005, net cash provided by financing activities reflects the proceeds to us from the exercise of 55,494 stock options under the Company’s Restated Stock Option Plan, at prices ranging from $1.94 to $6.27 per share.

       We anticipate that our current capital resources and future collaborator payments, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will enable us to meet our operational expenses and capital expenditures for at least the current and the next one to two fiscal years. We believe that our existing capital resources in addition to our established collaborative agreements will provide funding sufficient to allow us to meet our obligations under all collaborative agreements while also allowing us to develop product candidates and technologies not covered by collaborative agreements. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have material impact on our results of operation or financial position.

Forward-Looking Statements

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, revenues, expenses, liquidity and cash needs, as well as our plans and strategies. Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current events. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “may,” “will,” and other words and terms of similar meaning. These forward-looking statements are based upon current expectations and we assume no obligation to update this information. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in the forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors.

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

We have generated operating losses since our inception. As of September 30, 2006, we had an accumulated deficit of $244.8 million. For the three months ended September 30, 2006, and the fiscal years ended June 30, 2006, 2005, and 2004, we generated losses of $6.3 million, $17.8 million, $11.0 million and $5.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our products.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the current and the next one to two fiscal years.  However, we may need additional financing sooner due to a number of factors including:

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

In addition to the foregoing risk factors, for a complete set of risk factors, please refer to the section entitled “Risk Factors” in our Annual Report on Form
10-K for our fiscal year ended June 30, 2006, on file with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a)	Exhibits

10.1	Amendment No. 1 to the Collaboration and License Agreement with sanofi-aventis.
10.2	Collaborative Development and License Agreement with Biotest AG.
10.3	Amendment No. 1 to Collaborative Development and License Agreement with Biotest AG.
10.4	2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as Amended September 5, 2006.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 3, 2006	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: November 3, 2006	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (principal financial officer)