Form 10-Q
period 2006-12-31
IMMUNOGEN INC
filed 2007-02-08
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Shares of common stock, par value $.01 per share:  41,641,450 shares outstanding as of February 5, 2007.

IMMUNOGEN, INC.
TABLE OF CONTENTS

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2006	June 30, 2006

ASSETS
Cash and cash equivalents	$5,182	$4,813
Marketable securities	61,500	70,210
Accounts receivable	3,193	1,569
Unbilled revenue	5,519	5,419
Inventory	1,997	1,235
Prepaid and other current assets	1,097	1,298
Total current assets	78,488	84,544

Property and equipment, net of accumulated depreciation	8,837	9,319
Other assets	406	265

Total assets	$87,731	$94,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,093	$1,346
Accrued compensation	2,321	925
Other accrued liabilities	3,983	3,129
Current portion of deferred revenue	5,418	5,323
Total current liabilities	12,815	10,723

Long-term portion deferred revenue	9,718	10,705
Other long-term liabilities	286	350
Total liabilities	22,819	21,778
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 41,641 shares and 41,474 shares as of December 31, 2006 and June 30, 2006, respectively	416	415
Additional paid-in capital	312,462	310,850
Accumulated deficit	(247,858)	(238,561)
Accumulated other comprehensive loss	(108)	(354)
Total stockholders’ equity	64,912	72,350
Total liabilities and stockholders’ equity	$87,731	$94,128

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Research and development support	$6,593	$5,231	$12,100	$10,917
License and milestone fees	3,428	1,275	4,834	2,536
Clinical materials reimbursement	2,051	81	2,908	912

Total revenues	12,072	6,587	19,842	14,365

Expenses:
Cost of clinical materials reimbursed	1,588	94	2,235	999
Research and development	3,846	3,480	7,520	6,989
Preclinical and clinical	2,218	1,902	4,145	3,593
Process and product development	1,367	1,223	2,678	2,592
Manufacturing	4,337	2,155	8,841	5,078
General and administrative	2,566	2,332	5,363	5,125

Total expenses	15,922	11,186	30,782	24,376

Loss from operations	(3,850)	(4,599)	(10,940)	(10,011)

Interest income, net	874	758	1,739	1,476
Net realized gains (losses) on investments	5	(22)	5	(26)
Gain on sale of assets	1	1	1	3
Other income (expense)	(65)	366	(83)	366

Loss before income tax expense	(3,035)	(3,496)	(9,278)	(8,192)

Income tax expense	9	6	20	16

Net loss	$(3,044)	$(3,502)	$(9,298)	$(8,208)

Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.22)	$(0.20)

Basic and diluted weighted average common shares outstanding	41,571	41,079	41,526	41,072

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six months ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(9,298)	$(8,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,402	1,332
Gain on sale of marketable securities	(5)	(3)
Gain on derivative contracts	(8)	—
Gain on sale of fixed assets	(1)	26
Stock-based compensation	1,261	1,246
Deferred rent	32	8
Changes in operating assets and liabilities:
Accounts receivable	(1,624)	(496)
Unbilled revenue	(100)	238
Inventory	(762)	(267)
Prepaid and other current assets	214	444
Other assets	(141)	48
Accounts payable	(253)	(1,159)
Accrued compensation	1,396	1,291
Other accrued liabilities	849	603
Deferred revenue	(892)	254
Net cash used in operating activities	(7,930)	(4,643)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	100,160	370,736
Purchases of marketable securities	(91,199)	(361,910)
Capital expenditures	(920)	(1,187)
Proceeds from sale of fixed assets	1	3
Net cash provided by investing activities	8,042	7,642

Cash flows from financing activities:
Proceeds from stock options exercised	257	266
Net cash provided by financing activities	257	266

Net change in cash and cash equivalents	369	3,265

Cash and cash equivalents, beginning balance	4,813	3,423

Cash and cash equivalents, ending balance	$5,182	$6,688

Supplemental disclosure:
Cash paid for income taxes	$20	$10

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

A. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at December 31, 2006 and June 30, 2006 and for the three and six months ended December 31, 2006, and 2005 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Revenue Recognition

The Company enters into out-licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, and Emerging Issues Task Force 00-21 Accounting for Revenue Arrangements with Multiple Elements (EITF 00-21). In accordance with SAB No. 104 and EITF 00-21, the Company recognizes collaboration revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator. The terms of the Company’s agreements contain multiple revenue elements, which typically include non-refundable license fees, payments for research activities and clinical material manufacturing obligations, payments based upon the achievement of certain milestones, and royalties on product sales. The Company evaluates such elements of its agreements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At December 31, 2006, the Company had the following four types of collaborative contracts with the counterparties identified below:

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

Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple single-target licenses)

Millennium Pharmaceuticals, Inc.

• Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

Millennium Pharmaceuticals, Inc.

• A broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

• Non exclusive license to humanization technology

sanofi-aventis

Generally, the forgoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) receive payments upon the collaborators’ achievements of certain milestones and (iii) receive royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

Generally, upfront payments on single-target licenses are deferred over the period of the Company’s substantial involvement during development. ImmunoGen employees are available to assist the Company’s collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. At each reporting period, the Company analyzes individual product facts and circumstances and reviews the estimated period of its substantial involvement to determine whether a significant change in its estimates has occurred and adjusts the deferral period accordingly. We do not believe that the change in the estimated period of substantial involvement during the three and six months ended December 31, 2006, had a material impact on net loss or license and milestone fees for the periods. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company’s substantial involvement under the license acquired. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event that a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

The Company’s discovery, development and commercialization agreement with sanofi-aventis included an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and is recognizing it ratably over the period of the Company’s substantial involvement of five years, which includes the term of the collaborative research program of three years and two 12-month extensions that sanofi-aventis has exercised. The discovery, development and commercialization agreement also provides that ImmunoGen receive committed research funding totaling $79.3 million over the full five years of the research collaboration, which includes the initial three-year period and the two 12-month extensions. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension is providing the Company with $18.2 million in additional committed funding over the twelve months beginning September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of its research collaboration with the Company for an additional year. The Company is to receive a minimum of $10.4 million in committed research support funding from sanofi-aventis over the twelve-month period beginning September 1, 2007.

At the conclusion of the second sanofi-aventis research program year on August 31, 2005, a review of research activities during this period was conducted. This review identified $1.1 million in billable research activities performed under the program during the fiscal year ended June 30, 2005, which had not been billed or recorded as revenue. Accordingly, the Company has included this additional $1.1 million of research and support revenue in the accompanying consolidated statement of operations for the six months ended December 31, 2005. The Company does not believe such previously unrecorded revenue was material to the results of operations or the financial position of the Company for any interim period of fiscal 2005 or for the three or six months ended

December 31, 2005.

When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive, revenue is recognized when such milestones are achieved. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. Deferred revenue represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where the Company has no continuing involvement, the Company will record non-refundable license fees as revenue upon receipt and will record revenue upon achievement of milestones by its collaborative partners.

The Company produces preclinical and clinical materials for some of its collaborators. The Company is reimbursed for its fully burdened cost to produce clinical materials and, in some cases, fully burdened cost plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its fully burdened cost of producing these materials or providing these services. The Company records the amounts received for the materials produced or services performed as a component of research and development support.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at fair value. Unrealized gains and losses, if any, are reported as accumulated other comprehensive income (loss) within stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. Realized gains and losses on available-for-sale securities are included in net realized gains (losses) on investments. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2006 and June 30, 2006 represents (i) committed research funding to be earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; and (ii) research funding to be earned based on actual resources utilized under the Company’s development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2006 and June 30, 2006 is summarized below (in thousands):

	December 31, 2006	June 30, 2006

Raw materials	$668	$—
Work in process	1,329	1,235

Total	$1,997	$1,235

Inventory at December 31, 2006 and June 30, 2006 is stated net of write-downs of $2.1 million and $2.9 million, respectively. The write-downs represent the cost of DM1, DM4 and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current collaborator firm, fixed orders and projections

All Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

Due to yield fluctuations, the actual amount of ansamitocin P3 and DMx that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company’s and its collaborators’ products. Such excess product, as determined under the Company’s inventory reserve policy, is charged to cost of clinical materials reimbursed.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve- month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials and the dosage schedule of each clinical trial. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’ actual manufacturing orders and their projections could result in usage of DMx and ansamitocin P3 varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)              That portion of the DMx and/or ansamitocin P3 that the Company intends to use in the production of its own products is expensed upon receipt of the materials;

b)             To the extent that the Company has collaborator projections for up to twelve months of firm, fixed orders and/or projections, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

c)              The Company considers more than twelve month supply of ansamitocin P3 and/or DMx that is not supported by collaborators’ firm, fixed orders or projections to be excess. The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to cost of clinical materials reimbursed; and

d)             The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

The Company did not record any cost of clinical materials reimbursement expense related to excess inventory during the three and six months ended December 31, 2006.  However, in the three and six months ended December 31, 2005, the Company recorded $26,000 and $153,000, respectively, to write down certain batches of ansamitocin P3 and DMx and certain work-in-process amounts to their net realizable value. If the Company increases its on-hand supply of DMx or ansamitocin P3, a corresponding change to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further write-downs, included as charges to cost of clinical materials reimbursed.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Options and warrants convertible into Common Stock	5,693	5,714	5,693	5,714

Common Stock equivalents	1,149	1,566	841	1,721

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three and six months ended December 31, 2006 and 2005 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and six months ended December 31, 2006, total comprehensive loss equaled $3.1 million and $9.1 million, respectively. For the three and six months ended December 31, 2005, total comprehensive loss equaled $3.5 million and $8.2 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

As of December 31, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan (the “Plan”). The Plan was approved by the Company’s Board of Directors and the stockholders of the Company on November 14, 2006, and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended (the “Former Plan”).  The Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of Common Stock of the Company, as well as any shares of Common Stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of Common Stock or which result in the forfeiture of shares of Common Stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan, from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment(Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (Statement 123). Statement 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The following table includes the assumptions used in calculating our stock-based compensation for the three and six month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Dividend	None	None	None	None
Volatility	79.14%	87.21%	82.27%	87.21%
Risk-free interest rate	4.59%	4.40%	4.86%	4.09%
Expected life (years)	6.35	5.88	6.52	5.88

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended December 31, 2006 and 2005 was $3.13 and $4.17, respectively, and $2.72 and $4.72 for options granted during the six months ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the estimated fair value of unvested employee awards was $4.1 million net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

During the six months ended December 31, 2006, holders of options issued under the Plan exercised their rights to acquire an aggregate of 167,495 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds to the Company from these option exercises were approximately $257,000.

Derivatives

Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros and Swedish Krona. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying Consolidated Balance Sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the period are $13,000 and are included in the Consolidated Statement of Operations as other income (expense).  As of December 31, 2006, we had outstanding forward contracts with notional amounts equivalent to approximately $4.1 million (2.6 million in Euros and 4.8 million in Swedish Krona), all maturing on or before June 29, 2007. As of December 31, 2005, there were no foreign currency contracts outstanding.

Reclassifications

Prior year treasury stock balances have been reclassified to common stock and additional paid-in capital in order to conform to the current year presentation.

Segment Information

During the three and six months ended December 31, 2006, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 67% and 79% of total revenues for the three and six months ended December 31, 2006 and 2005, respectively. Revenues from Genentech accounted for 18% and 7% of total revenues for the three months ended December 31, 2006 and 2005, respectively, and 21% and 8% for the six months ended December 31, 2006 and 2005, respectively. There were no other individually significant customers in the three and six months ended December 31, 2006 and 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108 which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M,

“Financial Statements — Materiality,” or SAB 99, should be applied to determine whether the misstatement is material. The implementation of SAB 108 has not had a material impact on the Company’s financial statements.

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

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have material impact on our results of operation or financial position.

B. Agreements

Biotest AG

In July 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use the Company’s TAP technology with antibodies to a target found on multiple myeloma cells to create anticancer therapeutics. Under the agreement, the Company received a $1 million upfront payment, and is entitled to receive up to $35.5 million in milestone payments plus royalties on the sales of any resulting products. The Company will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides ImmunoGen with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and the milestone payments not yet earned. The Company can exercise this right by payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, ImmunoGen and Biotest would share equally the associated costs of product development and commercialization in the United States along with the profit, if any, from U.S. product sales.

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

In October 2006, sanofi-aventis informed the Company that the clinical testing of AVE1642 began, triggering a $2 million milestone payment to the Company. This milestone is included in license and milestone fee revenue for the three and six month period ended December 31, 2006. Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use ImmunoGen’s proprietary resurfacing technology to humanize antibodies. This technology was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. This license provides sanofi-aventis with the non-exclusive right to use ImmunoGen’s proprietary humanization technology through August 31, 2011, and can be extended thereafter. Under the terms of the license, ImmunoGen will receive a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, ImmunoGen is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement.  The Company has deferred the $500,000 portion of the upfront payment already received and will recognize this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with the Company that provides it the right to gain expanded and extended access to the Company’s TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with the Company prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate the Company’s TAP technology with antibodies to targets not included in the existing research collaboration between the companies-with certain restrictions- and to license the right to use the technology to develop products for such targets on agreed-upon terms. The Company received payment of $500,000 with the signing of this option agreement, which the Company has deferred and will recognize over the option period.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2006 Annual Report on Form 10-K.

C. Capital Stock

The Company recorded approximately $32,000 and $42,000 in compensation expense during the three and six months ended December 31, 2006, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. During the three and six months ended December 31, 2005, the Company recaptured approximately $52,800 and $15,800, respectively, of previously recorded compensation expense. The value of the stock units is adjusted to market value at each reporting period.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, the Company issued 35,047 deferred share units during the six months ended December 31, 2006. The Company recorded approximately $67,000 and $121,000 in compensation expense related to deferred share units outstanding under the 2004 Plan during the three and six months ended December 31, 2006, respectively. The Company recorded approximately $(8,300) and $47,500 in compensation expense or (expense reduction) related to the issuance of 13,817 stock units for director services rendered during the three and six months ended December 31, 2005, respectively. The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan was amended on September 5, 2006. Per the terms of the amended 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, upon approval of the 2006 Employee, Director and Consultant Equity Plan, the redemption amount for deferred share units will be paid in shares of Common Stock of the Company in lieu of cash.  The 2006 Employee, Director and Consultant Equity Plan was approved by the Company’s Board of Directors on September 6, 2006, subject to approval by the Company’s stockholders, which was received on November 14, 2006. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date in the amount of $175,000 and the total value of the awards, as calculated on the modification date, is being expensed over the remainder of the vesting period. Accordingly, the value of the share units is fixed and will no longer be adjusted to market value at each reporting period.  Additionally, under the amended 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, the Company issued 15,552 deferred share units during the six months ended December 31, 2006.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of targeted antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our Tumor-Activated Prodrug, or TAP, technology relates to the attachment of one of our proprietary, extremely potent small molecule cytotoxic (cell-killing) agents to monoclonal antibodies that bind specifically to cancer cells. The antibody serves to target the cytotoxic agent specifically to cancers cells and the cytotoxic agent serves to kill the cells. Our TAP technology is designed to selectively kill cancer cells with limited damage to healthy tissue. The cytotoxic agents used in TAP compounds currently in preclinical and clinical testing are DM1 and DM4, our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop naked-antibody anticancer product candidates.

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

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline, and the commercialization rights to new product candidates developed within the collaboration during its research program. This collaboration allows us to benefit from sanofi-aventis’ clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding totaling approximately $79.3 million over the full five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006.

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

In December 2006, sanofi-aventis entered into an option agreement with us that enables them to gain expanded access to our TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies to targets not included in the existing research collaboration between the companies-with certain restrictions-and to license the right to use the technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement, which we have deferred and will recognize over the option period.

In October 2006, sanofi-aventis informed us that clinical testing of AVE1642 had begun, triggering a $2 million milestone payment to us. This milestone is included in license and milestone fees revenue for the three and six months ending December 31, 2006. Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies. This technology was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011, and can be extended thereafter. Under the terms of the license, ImmunoGen is due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, ImmunoGen is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. We have deferred the $500,000 portion of the upfront payment already received and will recognize this amount as revenue over the estimated period of substantial involvement.

On January 27, 2006, Genentech notified us that the trastuzumab-MCC-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of our May 2000 license agreement with Genentech that granted Genentech exclusive rights to use our TAP technology with antibodies to HER2, this event triggered a $2.0 million milestone payment to us. Trastuzumab-MCC-DM1 comprises Genentech’s HER2-targeting antibody, trastuzumab, and our DM1 cell-killing agent. On December 15, 2006 we announced the presentation of initial findings from a trastuzumab-MCC-DM1 clinical study at a medical conference. The findings presented were from an ongoing Phase I trial evaluating the compound in patients with HER2-positive metastatic breast cancer that had progressed while being treated with a chemotherapy regimen that included trastuzumab (Herceptin(R)). This study is designed to assess the safety, tolerability, and pharmacokinetics of trastuzumab-MCC-DM1; evidence of anticancer activity also was reported. The patient who had received the greatest amount of trastuzumab-MCC-DM1 at the time of the conference had an objective partial response by RECIST criteria. Dose limiting but rapidly reversible thrombocytopenia was observed in this patient. At the time of the symposium, the maximum tolerated dose had not yet been defined and patient enrollment was ongoing.

On January 25, 2006, Millennium Pharmaceuticals, Inc. notified us that, as part of its ongoing portfolio management process and based on the evaluation of clinical data in the context of other opportunities in its pipeline, Millennium had decided not to continue the development of its MLN2704 compound. Millennium retains its right to use our maytansinoid TAP technology with antibodies targeting PSMA.

On March 27, 2006, Millennium paid us a fee of $250,000 to extend the agreement that provides Millennium with certain rights to test our TAP technology with antibodies to specific targets and to license the right to use the technology to develop products on the terms defined in the agreement. This agreement was scheduled to expire on March 30, 2006, it is now scheduled to expire on March 30, 2007.

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

On November 10, 2006, we announced the presentation of clinical data from Study 002 at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics (EORTC) in Prague. This ongoing Phase I dose-escalation trial is designed to assess the safety and tolerability of huN901-DM1in patients with CD56-expressing solid tumors. At the time of the conference, the maximum tolerated dose of the compound had not yet been established. Evidence of anticancer activity was reported. A patient with Merkel cell cancer had a complete response following treatment with huN901-DM1 and had been in remission for 21 months at the time of the conference. A patient with relapsed small-cell lung cancer had an unconfirmed partial response and another thirteen patients had stable disease following treatment with huN901-DM1. In December 2006, the first findings from Study 003 were reported at the American Society of Hematology (ASH) annual meeting.  While this ongoing Phase I trial is designed to evaluate the safety and tolerability of huN901-DM1 in patients with relapsed multiple myeloma, evidence of anticancer activity also was reported.  Among the three patients receiving the higher of the two dose levels evaluated to date, one had an objective response and the other two had stable disease. The maximum tolerated dose had not yet been established in this study.

On January 8, 2004, we announced that we intended to advance cantuzumab mertansine (huC242-DM1), or an improved version of the compound, into human testing to assess the clinical utility of the compound in certain indications. In October 2004, we announced that we decided to move huC242-DM4 into clinical trials instead of cantuzumab mertansine. We initiated a Phase I clinical trial with huC242-DM4 in June 2005. On November 8, 2006 we announced the presentation of initial clinical data from this ongoing study at EORTC. This trial is designed as a dose-escalation study, in which increasingly higher doses of the compound are evaluated in new cohorts of patients until dose-limiting toxicity is observed. In a trial of this design, the occurrence of potential dose-limiting toxicity is typically assessed prior to defining the maximum tolerated dose. Eight huC242-DM4 dose levels have been evaluated in this study. We have encountered some toxicity, which is being assessed and may be addressable with patient pretreatment. The maximum tolerated dose of the compound has not been established.

Based upon the results of our clinical trials, if and when they are completed, we will evaluate whether to continue clinical development of huN901-DM1 and huC242-DM4, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of either or both of these compounds.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses and cash expenditures are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of December 31, 2006, we had approximately $66.7 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the current and next one to two fiscal years.

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

Revenue Recognition

We estimate the period of our significant involvement during development for each of our collaborative agreements. We recognize any upfront fees received from our collaborators ratably over this estimated period of significant involvement. We generally believe our period of significant involvement occurs between the date we sign a collaboration agreement and completion of Phase II testing of our collaborator’s product that is the subject of the collaboration agreement. We estimate that this time period is generally six and one-half years, depending on the characteristics of the license. The actual period of our involvement could differ significantly based upon the results of our collaborators’ preclinical and clinical trials, competitive products that are introduced into the market and the general uncertainties surrounding drug development. Any difference between our estimated period of involvement during development and our actual period of involvement could have a material effect upon our results of operations. We assess our period of significant involvement with each collaboration on a quarterly basis and adjust the period of involvement prospectively, as appropriate.

We are recognizing the $12.0 million upfront fee we received from sanofi-aventis ratably over our estimated period of significant involvement of five years. This estimated period includes the initial three-year term of the collaborative research program and the two 12-month extensions sanofi-aventis exercised in August 2005 and 2006.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of twelve-month projected usage that is not supported by collaborators’ firm, fixed orders and projections to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to cost of clinical materials reimbursed. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Sizeable differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve-month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.

Stock Based Compensation

As of December 31, 2006, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The compensation cost that has been incurred during the three and six months ended December 31, 2006 is $589,000 and $1.2 million, respectively. As of December 31, 2006, the estimated fair value of unvested employee awards was $4.1 million net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

Derivatives

Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros and Swedish Krona. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying Consolidated Balance Sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the period are $13,000 and are included in the Consolidated Statement of Operations as other income (expense).  As of December 31, 2006, we had outstanding forward contracts with notional amounts equivalent to approximately $4.1 million (2.6 million in Euros and 4.8 million in Swedish Krona), all maturing on or before June 29, 2007. As of December 31, 2005, there were no foreign currency contracts outstanding.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2006 and 2005

Our total revenues for each of the three months ended December 31, 2006 and 2005 were $12.1 million and $6.6 million, respectively. The $5.5 million increase in revenues in the three months ended December 31, 2006 compared to the same period in the prior year due to an increase in license and milestone fees, clinical materials reimbursement revenue, and research and development support revenue.

Research and development support was $6.6 million for the three months ended December 31, 2006 compared with $5.2 million for the three months ended December 31, 2005. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ compounds and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the three months ended December 31, 2006 increased $2.2 million to $3.4 million from $1.3 million in the same period ended December 31, 2005. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2006 and 2005 is included in the following table (in thousands):

	Three months ended December 31,
	2006	2005

Collaborative Partner:
Amgen (formerly Abgenix)	$100	$100
Sanofi-aventis	2,625	600
Biogen Idec	22	12
Biotest	38	—
Centocor	39	42
Genentech	386	410
Millennium	218	111
Total	$3,428	$1,275

Deferred revenue of $15.1 million as of December 31, 2006 primarily represents payments received from our collaborators pursuant to our license and supply agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $2.0 million in the three months ended December 31, 2006, to nearly $2.1 million from $81,000 in the three months ended December 31, 2005. During the three months ended December 31, 2006, we shipped clinical materials in support of the AVE9633 clinical trials and trastuzumab-DM1 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. During the three months ended December 31, 2005, we shipped preclinical materials in support of the development efforts of certain other collaborators. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic drugs, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

•                  activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

•                  activities related to the preclinical and clinical development of huN901-DM1 and huC242-DM4;

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

•                  funded development activities with contract manufacturers for the huN901 antibody, the huC242 antibody, and DM1, DM4 and their precursor, ansamitocin P3;

•                  operation and maintenance of our conjugate manufacturing plant;

•                  process improvements to our TAP technology;

•                  identification and evaluation of potential antigen targets;

•                  evaluation of internally developed and/or in-licensed product candidates and technologies; and

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

In July 2003, under the terms of our discovery, development and commercialization collaboration, we licensed a number of compounds to sanofi-aventis, including the three then-most advanced product candidates in our preclinical portfolio. These three product candidates were an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound (SAR 3419) for certain B-cell malignancies, including non-Hodgkin’s lymphoma.  Over the original, three-year term of the collaboration and two agreed-upon one-year extensions, we will receive a minimum of $79.3 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the research program. Under the terms of the agreement, we may advance any TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program.  Additionally, as of September 1, 2006 we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to be able to use such targets in the development of our own proprietary products.  In December, 2006, sanofi-aventis entered into an option agreement that enables them to gain expanded access to the Company’s TAP technology.

Sanofi-aventis initiated Phase I testing of AVE9633 in March 2005. An abstract with findings from the first Phase I study was published in December 2006. A separate Phase I study is underway in Europe. In October 2006, clinical testing of AVE1642, a therapeutic antibody that binds to the Insulin-like Growth Factor 1 Receptor (IGF-1R), was initiated. SAR3419 is in preclinical development. Additional compounds also are in various stages of research and development.

Our agreement with sanofi-aventis required us to present for inclusion in the collaborative research program certain antibodies or antibody targets that we believe will have utility in oncology, with the exception of those antibodies or antibody targets that are the subject of our pre-existing or future collaboration and license agreements. Sanofi-aventis then had the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elected to exclude any antibodies or antibody targets, we could elect to develop the compounds for our own pipeline. Effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to use such targets in the development of our own proprietary products.

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

Research and development expense for the three months ended December 31, 2006 increased $3.0 million to $11.8 million from $8.8 million for the three months ended December 31, 2005. The number of research and development personnel increased to 162 at December 31, 2006 compared to 146 at December 31, 2005. Research and development salaries and related expenses increased by $618,000 in the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Contract service expense increased by $2.6 million in the three months ended December 31, 2006 compared to the same period ended December 31, 2005. This increase is primarily related to the manufacturing and material costs for our compounds currently in clinical trials, as well as development costs with contract manufacturing organizations for the potential production of later-stage materials. Partially offsetting these increases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators increased by $349,000 in the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

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

	Three Months Ended December 31,
	2006	2005

Research and Development	$3,846	$3,480
Preclinical and Clinical	2,218	1,902
Process and Product Development	1,367	1,223
Manufacturing	4,337	2,155

Total Research and Development Expense	$11,768	$8,760

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended December 31, 2006 increased $366,000 to $3.8 million from $3.5 million for the three months ended December 31, 2005. The increase in research expenses was primarily the result of an increase in salaries and related expense.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2006 increased $316,000 to $2.2 million compared to $1.9 million for the three months ended December 31 2005. This increase is primarily due to an increase in salaries and related expense, as well as an increase in contract service expense resulting from increased costs associated with preclinical studies.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2006, total development expenses increased $144,000 to $1.4 million, compared to $1.2 million for the three months ended December 31, 2005.  The increase is primarily due to an increase in salaries and related expense, partially offset by a decrease in contract service expense.

Manufacturing Operations: Manufacturing operations expense includes costs to scale-up the manufacture of preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. For the three months ended December 31, 2006, manufacturing operations expense increased $2.2 million to $4.3 million compared to $2.2 million in the same period last year. The increase in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 was primarily the result of (i) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials and (ii) and increase in salaries and related expense. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the three months ended December 31, 2006 as compared to the same period ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2006 increased $234,000 to $2.6 million compared to $2.3 million for the three months ended December 31 2005. The increase is primarily due to an increase in director compensation, and to a lesser extent, consulting fees.

Interest Income

Interest income for the three months ended December 31, 2006 increased $116,000 to $874,000 from $758,000 for the three months ended December 31, 2005. The increase in interest income is primarily the result of higher rates of return resulting from higher yields on investments.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $5,000 for the three months ended December 31, 2006 as compared to net realized losses on investments of $22,000 for the three months ended December 31, 2005. The difference is attributable to the timing of investment sales.

Comparison of Six Months ended December 31, 2006 and 2005

Our total revenues for each of the six months ended December 31, 2006 and 2005 were $19.8 million and $14.4 million, respectively. The $5.5 million increase in revenues in the six months ended December 31, 2006 compared to the same period in the prior year is attributable to an increase in license and milestone fees, clinical materials reimbursement revenue, and research and development support revenue.

Research and development support was $12.1 million for the six months ended December 31, 2006 compared with $10.9 million for the six months ended December 31, 2005. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Of the $10.9 million reported in the six months ended December 31, 2005, $1.1 million represents funding related to research and development efforts performed during the Company’s 2005 fiscal year under the sanofi-aventis collaboration but billed and recognized in fiscal 2006.  Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ compounds and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the six months ended December 31, 2006 increased $2.3 million to $4.8 million from $2.5 million in the same period ended December 31, 2005. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2006 and 2005 is included in the following table (in thousands):

	Six months ended December 31,
	2006	2005

Collaborative Partner:
Amgen (formerly Abgenix)	$200	$200
Sanofi-aventis	3,226	1,200
Biogen Idec	43	24
Biotest	77	—
Centocor	76	83
Genentech	777	808
Millennium	435	221
Total	$4,834	$2,536

Clinical materials reimbursement increased by approximately $2.0 million to $2.9 million in the six months ended December 31, 2006, compared to $912,000 in the six months ended December 31, 2005. During the six months ended December 31, 2006, we shipped clinical materials in support of the AVE9633 clinical trials and trastuzumab-DM1 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. During the six months ended December 31, 2005, we shipped clinical materials in support of the AVE9633 clinical trials and in the anticipation of the clinical trials to be conducted by our partners, as well as preclinical materials in support of the development efforts of certain other collaborators. We are reimbursed for our fully burdened cost to produce clinical materials plus under certain collaborative agreements, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2006 increased $4.9 million to $23.2 million from $18.3 million for the six months ended December 31, 2005. The number of research and development personnel increased to 162 at December 31, 2006 compared to 146 at December 31, 2005. Research and development salaries and related expenses increased by $1.1 million in the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Contract service expense increased by $4.4 million in the six months ended December 31, 2006 compared to the same period ended December 31, 2005. This increase is primarily related to the manufacturing and material costs for our compounds currently in clinical trials, as well as development costs with contract manufacturing organizations for the potential production of later-stage materials. Partially offsetting these increases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators increased by $1.2 million in the six months ended December 31, 2006 compared to the six months ended December 31, 2005.

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

	Six Months Ended December 31,
	2006	2005

Research and Development	$7,520	$6,989
Preclinical and Clinical Testing	4,145	3,593
Process and Product Development	2,678	2,592
Manufacturing	8,841	5,078

Total Research and Development Expense	$23,184	$18,252

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the six months ended December 31, 2006 increased $531,000 to $7.5 million from $7.0 million for the six months ended December 31, 2005. The increase in research expenses was primarily the result of an increase in salaries and related expense, and to a lesser extent, facilities expense.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2006 increased $552,000 to $4.1 million compared to $3.6 million for the six months ended December 31, 2005. This increase is primarily the result of (i) an increase in salaries and related expense; (ii) an increase in contract service expense resulting from increased costs associated with preclinical studies, and (iii) an increase in clinical trial costs resulting from the advancement of our clinical trials.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2006, total development expenses increased $86,000 to $2.7 million, compared to $2.6 million for the six months ended December 31, 2005.  The increase is primarily due to an increase in salaries and related expense and facilities expense, partially offset by an decrease in contract service expense.

Manufacturing Operations:Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. For the six months ended December 31, 2006, manufacturing operations expense increased $3.8 million to $8.8 million compared to $5.1 million in the same period last year. The increase in the six months ended December 31, 2006 as compared to the same period ended December 31, 2005 was primarily the result of (i) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials and (ii) and an increase in the cost of disposable materials. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the six months ended December 31, 2006 as compared to the same period ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2006 increased $238,000 to $5.4 million compared to $5.1 million for the six months ended December 31, 2005. The increase is primarily due to an increase in patent expense, recruiting fees, and director compensation, partially offset by a decrease in facilities expense. Patent costs rose primarily due to increased patents filed in additional countries, resulting in additional fees. The decrease in facilities expense was due to an adjustment made during the six months ended December 31, 2006 to reverse an incorrect accrual recorded in fiscal 2006 of $195,000 related to operating expenses and real estate taxes associated with the 64 Sidney Street office. The Company does not believe such previously recorded expense was material to the results of operations or the financial position of the Company for fiscal year 2006 or for the six months ended December 31, 2006.

Interest Income

Interest income for the six months ended December 31, 2006 increased $263,000 to $1.7 million from $1.5 million for the six months ended December 31, 2005. The increase in interest income is primarily the result of higher rates of return resulting from higher yields on investments.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $5,000 for the six months ended December 31, 2006 as compared to net realized losses on investments of $26,000 for the six months ended December 31, 2005. The difference is attributable to the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of December 31, 2006, we had approximately $66.7 million in cash and marketable securities.  Net cash used for operations during the six months ended December 31, 2006 was $7.9 million compared to $4.6 million during the six months ended December 31, 2005. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in cash used in operations during the first half of fiscal 2007 compared to the first half of fiscal 2006 is principally due to the increased net loss.

Net cash provided by investing activities during the six months ended December 31, 2006 was $8.0 million compared to $7.6 million during the six months ended December 31, 2005. The variance primarily relates to a decrease in capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $920,000 and $1.2 million for the six-month periods ended December 31, 2006 and 2005, respectively.

Net cash provided by financing activities was $257,000 for the six months ended December 31, 2006 compared to net cash provided by financing activities of $266,000 for the six months ended December 31, 2005. For the six months ended December 31, 2006, net cash provided by financing activities reflects the proceeds to us from the exercise of 167,495 stock options under our Restated Stock Option Plan, at prices ranging from $0.84 to $3.95 per share. For the six months ended December 31, 2005, net cash provided by financing activities reflects the proceeds to us from the exercise of 61,138 stock options under the Company’s Restated Stock Option Plan, at prices ranging from $1.94 to $6.27 per share.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on our results of operation or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108 which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” or SAB 99, should be applied to determine whether the misstatement is material. The implementation of SAB 108 has not had a material impact on the Company’s financial statements.

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

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on our results of operation or financial position.

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

We have generated operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of $247.9 million. For the six months ended December 31, 2006, and the fiscal years ended June 30, 2006, 2005, and 2004, we generated losses of $9.3 million, $17.8 million, $11.0 million and $5.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical studies and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Foreign currency exchange risk

ImmunoGen’s market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts.  Generally, these contracts provide that ImmunoGen receive certain foreign currencies and pay U.S. dollars at specified exchange rates at specified future dates.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.  Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations.  The contracts primarily are denominated in European currencies and have maturities of less than six months.

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

None.

ITEM 3.                             Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The 2006 Annual Meeting of Shareholders of the Company was held at 11:00 a.m., Boston time, on Tuesday, November 14, 2006. At the Annual Meeting, five members were elected to the Board of Directors, and the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan was approved.

Subsequent to the shareholder vote, the following directors’ terms of office continued after the Annual Meeting: Mitchel Sayare, the Chairman of the Board, David W. Carter, Nicole Onetto, Mark Skaletsky, and Joseph J. Villafranca.

DIRECTOR	FOR	WITHHELD
Mitchel Sayare, Ph.D.	35,682,372	539,447
David W. Carter	35,541,734	680,085
Nicole Onetto, MD	35,655,981	565,838
Mark Skaletsky	35,670,634	551,185
Joseph J. Villafranca, Ph.D.	35,654,661	567,158

The ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan was approved as follows:

For:	14,012,205
Against:	1,988,327
Abstain:	569,023
Broker No Vote:	19,652,264

Fixing the number of Directors constituting the full Board of Directors of the Company at five (5) was approved as follows:

For:	35,051,789
Against:	1,093,913
Abstain:	76,117

ITEM 5.                             Other Information.

None.

ITEM 6.                             Exhibits.

(a)          Exhibits

10. 1	License Agreement dated October 5, 2006 between the Company and sanofi-aventis U.S. LLC
10.2	Option and License Agreement dated December 21, 2006 between the Company and sanofi-aventis U.S. LLC
10.3	License Agreement executed November 13, 2006, effective as of July 22, 2005, between the Company and Genentech, Inc.
10.4	2006 Employee, Director and Consultant Equity Incentive Plan (previously filed with the commission as Exhibit 99.1, with the Company’s registration statement on Form S-8 filed on November 15, 2006)
10.5	Form of Incentive Stock Option Agreement (previously filed with the Commission as Exhibit 99.2, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.6	Form of Non-Qualified Stock Option Agreement (previously filed with the Commission as Exhibit 99.3, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.7	Form of Incentive Stock Option Agreement for Executives (previously filed with the Commission as Exhibit 99.4, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.8	Form of Non-Qualified Stock Option Agreement for Executives previously filed with the Commission as Exhibit 99.5, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.9	Form of Non-Qualified Stock Option Agreement for Directors previously filed with the Commission as Exhibit 99.6, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.10	Form of Restricted Stock Agreement for Non-Executives (previously filed with the Commission as Exhibit 99.7, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.11	Form of Restricted Stock Agreement for Directors (previously filed with the Commission as Exhibit 99.8, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.12	Form of Restricted Stock Agreement for Executives (previously filed with the Commission as Exhibit 99.9, with the Company’s registration statement on Form S-8 filed on November 15, 2006).
10.13	Employment Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare
10.14	Severance Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare
10.15	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare
10.16	Employment Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler
10.17	Severance Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler
10.18	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler
10.19	Employment Agreement dated as of November 30, 2006 between the Company and John M. Lambert
10.20	Severance Agreement dated as of November 30, 2006 between the Company and John M. Lambert
10.21	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and John M. Lambert
10.22	Employment Agreement dated as of November 30, 2006 between the Company and Daniel M. Junius
10.23	Severance Agreement dated as of November 30, 2006 between the Company and Daniel M. Junius
10.24	Proprietary Information, Inventions and Competition agreement dated as of November 30, 2006 between the Company and Daniel M. Junius
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 8, 2007	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: February 8, 2007	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (principal financial officer)