Form 10-Q
period 2007-03-31
IMMUNOGEN INC
filed 2007-05-09
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  42,271,607 shares outstanding as of May 7, 2007.

IMMUNOGEN, INC.

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2007	June 30, 2006

ASSETS
Cash and cash equivalents	$7,328	$4,813
Marketable securities	56,695	70,210
Accounts receivable	1,981	1,569
Unbilled revenue	6,150	5,419
Inventory	2,281	1,235
Prepaid and other current assets	1,611	1,298
Total current assets	76,046	84,544

Property and equipment, net of accumulated depreciation	8,624	9,319
Other assets	218	265

Total assets	$84,888	$94,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,202	$1,346
Accrued compensation	2,770	925
Other accrued liabilities	4,259	3,129
Current portion of deferred revenue	5,121	5,323
Total current liabilities	14,352	10,723

Long-term portion deferred revenue	8,438	10,705
Other long-term liabilities	297	350
Total liabilities	23,087	21,778
Commitments and contingencies (Note D)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 42,223 shares and 41,474 shares as of March 31, 2007 and June 30, 2006, respectively	422	415
Additional paid-in capital	314,452	310,850
Accumulated deficit	(253,019)	(238,561)
Accumulated other comprehensive loss	(54)	(354)
Total stockholders’ equity	61,801	72,350
Total liabilities and stockholders’ equity	$84,888	$94,128

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues:
Research and development support	$6,583	$5,258	$18,683	$16,175
License and milestone fees	1,497	3,275	6,331	5,811
Clinical materials reimbursement	1,756	822	4,664	1,734

Total revenues	9,836	9,355	29,678	23,720

Expenses:
Cost of clinical materials reimbursed	997	779	3,232	1,778
Research and development	3,991	3,373	11,510	10,362
Preclinical and clinical	2,079	1,942	6,224	5,534
Process and product development	1,391	1,657	4,069	4,249
Manufacturing	4,504	3,244	13,346	8,322
General and administrative	2,848	2,193	8,211	7,319

Total expenses	15,810	13,188	46,592	37,564

Loss from operations	(5,974)	(3,833)	(16,914)	(13,844)

Interest income, net	757	875	2,497	2,351
Net realized losses on investments	(5)	(7)	—	(33)
Gain on sale of assets	1	—	1	3
Other income (expense)	69	(15)	(14)	351

Loss before income tax expense	(5,152)	(2,980)	(14,430)	(11,172)

Income tax expense	9	1	28	17

Net loss	$(5,161)	$(2,981)	$(14,458)	$(11,189)

Basic and diluted net loss per common share	$(0.12)	$(0.07)	$(0.35)	$(0.27)

Basic and diluted weighted average common shares outstanding	41,705	41,188	41,585	41,109

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine months ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(14,458)	$(11,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,124	2,021
Gain on sale of marketable securities	—	33
Gain on forward contracts	(64)	—
Stock-based compensation	1,872	1,839
Deferred rent	47	30
Changes in operating assets and liabilities:
Accounts receivable	(412)	(81)
Unbilled revenue	(731)	(394)
Inventory	(1,046)	(293)
Prepaid and other current assets	(256)	(70)
Other assets	47	48
Accounts payable	856	(622)
Accrued compensation	1,845	1,218
Other accrued liabilities	1,130	1,167
Deferred revenue	(2,469)	(781)
Net cash used in operating activities	(11,515)	(7,074)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	213,887	459,593
Purchases of marketable securities	(200,072)	(451,335)
Capital expenditures	(1,429)	(1,641)
Proceeds from settlement of forward contracts	7	—
Net cash provided by investing activities	12,393	6,617

Cash flows from financing activities:
Proceeds from stock options exercised	1,637	1,084
Net cash provided by financing activities	1,637	1,084

Net change in cash and cash equivalents	2,515	627

Cash and cash equivalents, beginning balance	4,813	3,423

Cash and cash equivalents, ending balance	$7,328	$4,050

Supplemental disclosure:
Cash paid for income taxes	$32	$17

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

A. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at March 31, 2007 and June 30, 2006 and for the three and nine months ended March 31, 2007, and 2006 include the accounts of ImmunoGen, Inc. (the “Company”) and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. Although the consolidated financial statements are unaudited, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

At March 31, 2007, the Company had the following four types of collaborative contracts with the counterparties identified below:

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

• Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

• A broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

• Non-exclusive license to humanization technology

sanofi-aventis

Generally, the forgoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

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

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company’s substantial involvement under the license acquired. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial pre-clinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

The Company’s discovery, development and commercialization agreement with sanofi-aventis included an upfront payment of $12.0 million that sanofi-aventis paid to ImmunoGen in August 2003. The Company deferred the upfront payment and is recognizing it ratably over the period of the Company’s substantial involvement of five years, which includes the term of the collaborative research program of three years and the two 12-month extensions that sanofi-aventis has exercised. The discovery, development and commercialization agreement also provides that ImmunoGen receive committed research funding totaling $79.3 million over the full five years of the research collaboration, which includes the initial three-year period and the two 12-month extensions. The committed research funding is based upon resources that ImmunoGen is required to contribute to the collaboration. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. In August 2005, sanofi-aventis exercised the first of the two 12-month extensions. This extension is providing the Company with $18.2 million in additional committed funding over the twelve months beginning September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of its research collaboration with the Company for an additional year. The Company is to receive a minimum of $10.4 million in committed research support funding from sanofi-aventis over the twelve-month period beginning September 1, 2007.

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

The Company produces preclinical and clinical materials for some of its collaborators. The Company is reimbursed for its fully burdened cost to produce clinical materials and, in some cases, fully burdened cost plus a profit margin. The Company recognizes revenue on preclinical and clinical materials upon delivery to the customer so long as the materials have passed all quality testing required for collaborator acceptance and title has transferred to the collaborator.

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2007 and June 30, 2006 represents (i) committed research funding earned, but not yet billed, based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; and (ii) research funding earned, but not yet billed, based on actual resources utilized under the Company’s development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2007 and June 30, 2006 is summarized below (in thousands):

	March 31, 2007	June 30, 2006

Raw materials	$449	$—
Work in process	1,832	1,235

Total	$2,281	$1,235

All Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

Inventory at March 31, 2007 and June 30, 2006 is stated net of write-downs of $1.6 million and $2.9 million, respectively. The write-downs represent the cost of DM1, DM4 and ansamitocin P3 that the Company considers to be in excess of a 12-month supply based on current firm, fixed orders and projections from its collaborators.

Due to yield fluctuations, the actual amount of ansamitocin P3 and DMx that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company’s and its collaborators’ products. Such excess product, as determined under the Company’s inventory reserve policy, is charged to cost of clinical materials reimbursed, unless provided for internal research programs, which would then be charged to research and development expense.

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

The Company accounts for the DMx and ansamitocin P3 inventory as follows:

a)              DMx and/or ansamitocin P3 is capitalized as inventory upon receipt of the materials.  That portion of the DMx and/or ansamitocin P3 that the Company uses in the production of its own products is recorded as research and development expense as consumed;

b)             To the extent that the Company has collaborator projections for up to twelve months of firm, fixed orders and/or projections, the Company capitalizes the value of DMx and ansamitocin P3 that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

c)              The Company considers more than twelve month supply of ansamitocin P3 and/or DMx that is not supported by firm and fixed orders or projections from its collaborators to be excess. The Company establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to cost of clinical materials reimbursed; and

d)             The Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

The Company did not record any cost of clinical materials reimbursement expense related to excess inventory during the three and nine months ended March 31, 2007.  However, in the nine months ended March 31, 2006, the Company recorded $153,000 to write down certain batches of ansamitocin P3 and DMx and certain work-in-process amounts to their net realizable value. If the Company increases its on-hand supply of DMx or ansamitocin P3, a corresponding change to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further write-downs, which would be included as charges to cost of clinical materials reimbursed.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Options and warrants convertible into Common Stock	4,941	5,409	4,941	5,409

Common Stock equivalents	891	1,086	701	1,382

ImmunoGen Common Stock equivalents have not been included in the calculations of dilutive net loss per common share calculations for the three and nine months ended March 31, 2007 and 2006 because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” For the three and nine months ended March 31, 2007, total comprehensive loss equaled $5.1 million and $14.2 million, respectively. For the three and nine months ended March 31, 2006, total comprehensive loss equaled $3.1 million and $11.3 million, respectively. Comprehensive loss was comprised entirely of the Company’s net loss and the change in its unrealized gains and losses on its available-for-sale marketable securities for all periods presented.

Stock-Based Compensation

As of March 31, 2007, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan (the “Plan”). The Plan was approved by the Company’s Board of Directors and the stockholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended (the “Former Plan”).  The Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of Common Stock of the Company, as well as any shares of Common Stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of Common Stock or which result in the forfeiture of shares of Common Stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The following table includes the assumptions used in calculating our stock-based compensation for the three and nine month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Dividend	None	None	None	None
Volatility	79.81%	81.60%	81.84%	81.60%
Risk-free interest rate	4.67%	4.51%	4.79%	4.26%
Expected life (years)	6.9	6.0	6.6	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three  months ended March 31, 2007 and 2006 was $3.62 and $3.24, respectively, and $2.87 and $4.15 for options granted during the nine months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the estimated fair value of unvested employee awards was $3.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the nine months ended March 31, 2007, holders of options issued under the Plan exercised their rights to acquire an aggregate of 748,984 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds to the Company from these option exercises were approximately $1.6 million.

Derivatives

Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying Consolidated Balance Sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the three and nine month periods ended March 31, 2007 are $68,000 and $75,000, respectively, and are included in the Consolidated Statement of Operations as other income (expense).  As of March 31, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $6.8 million (5.1 million in Euros), all maturing on or before March 27, 2008. As of March 31, 2006, there were no foreign currency forward contracts outstanding.

Reclassifications

Prior year treasury stock balances have been reclassified to common stock and additional paid-in capital in order to conform to the current year presentation.

Segment Information

During the three and nine months ended March 31, 2007, the Company continued to operate in one reportable business segment under the management approach of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for 59% and 65% of total revenues for the three months ended March 31, 2007 and 2006, respectively, and 64% and 73% for the nine months ended March 31, 2007 and 2006, respectively. Revenues from Genentech accounted for 22% and 27% of total revenues for the three months ended March 31, 2007 and 2006, respectively, and 21% and 16% for the nine months ended March 31, 2007 and 2006, respectively. There were no other individually significant customers in the three and nine months ended March 31, 2007 and 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115,” or SFAS 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on the Company’s consolidated financial statements.

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

In October 2006, sanofi-aventis informed the Company that the clinical testing of AVE1642 began, triggering a $2 million milestone payment to the Company. This milestone is included in license and milestone fee revenue for the nine month period ended March 31, 2007. Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use ImmunoGen’s proprietary resurfacing technology to humanize antibodies. This technology was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. This license provides sanofi-aventis with the non-exclusive right to use ImmunoGen’s proprietary humanization technology through August 31, 2011, and can be extended thereafter. Under the terms of the license, ImmunoGen will receive a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, ImmunoGen is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement.  The Company has deferred the $500,000 portion of the upfront payment already received and will recognize this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with the Company that provides it the right to gain expanded and extended access to the Company’s TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with the Company prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate the Company’s TAP technology with antibodies to targets not included in the existing research collaboration between the companies - with certain restrictions - and to license the right to use the technology to develop products for such targets on agreed-upon terms. The Company received payment of $500,000 with the signing of this option agreement, which the Company has deferred and will recognize over the option period.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2006 Annual Report on Form 10-K.

C.            Capital Stock

During the three and nine months ended March 31, 2007, the Company recorded approximately $(4,000) and $38,000 in  (expense reduction) or compensation expense, respectively,  related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. During the three and nine months ended March 31, 2006, the Company recaptured approximately $(19,000) and $(35,000), respectively, of previously recorded compensation expense. The value of the stock units is adjusted to market value at each reporting period.

Under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan (the “Non-Employee Director Plan”), the Company issued 35,047 deferred share units during the nine months ended March 31, 2007. The Company recorded approximately $28,000 and $150,000 in compensation expense related to deferred share units outstanding under the 2004 Plan during the three and nine months ended March 31, 2007, respectively. The Company recorded approximately $6,000 and $54,000 in compensation expense related to the issuance of 13,817 stock units for director services rendered during the three and nine months ended March 31, 2006, respectively. The Non-Employee Director Plan was amended on September 5, 2006. Per the terms of the amended Non-Employee Director Plan, upon approval of the 2006 Employee, Director and Consultant Equity Plan, the redemption amount for deferred share units will be paid in shares of Common Stock of the Company in lieu of cash. The 2006 Employee, Director and Consultant Equity Plan was approved by the Company’s Board of Directors on September 6, 2006, subject to approval by the Company’s stockholders, which was received on November 14, 2006. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date in the amount of $175,000 and the total value of the awards, as calculated on the modification date, is being expensed over the remainder of the vesting period. Accordingly, the value of the share units is fixed and will no longer be adjusted to market value at each reporting period.  Additionally, under the amended Non-Employee Director Plan, the Company recorded approximately $6,000 in compensation expense related to 30,425 deferred share units issued during the three and nine months ended March 31, 2007.

D.            Commitments and Contingencies

On February 21, 2007, the Company amended its original lease agreement dated June 12, 2003 with Bobson 333 LLC to lease 8,400 additional square feet of space at 333 Providence Highway, Norwood, Massachusetts for additional office space.  Under the terms of the amended agreement, the annual rent increases by approximately $110,000 and is $606,000, $671,000, $737,000, $803,000, and $825,000 for the fiscal years ending June 30, 2007 through June 30, 2011, respectively. The Company is also required to pay its allocable share of operating and tax expenses related to the premises.  The lease is effective April 1, 2007 and expires on June 30, 2011, with the option to extend for one additional five year period.

Minimum rental commitments, including real estate taxes and other expenses, under all non-cancelable operating lease agreements are the following for the next five fiscal years ended June 30,

2007 (remaining three months)	$910
2008	3,177
2009	1,649
2010	1,715
2011	1,220

Total minimum lease payments	$8,671

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of targeted antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our Tumor-Activated Prodrug, or TAP, technology relates to the attachment of one of our proprietary, extremely potent small molecule cytotoxic (cell-killing) agents to monoclonal antibodies that bind specifically to cancer cells. The antibody serves to target the cytotoxic agent specifically to cancer cells and the cytotoxic agent serves to kill the cells. Our TAP technology is designed to selectively kill cancer cells with limited damage to healthy tissue. All TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked” (unconjugated) antibody anticancer product candidates.

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

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline, and the commercialization rights to new product candidates developed within the collaboration during its research program term. This collaboration allows us to benefit from sanofi-aventis’ clinical development and commercialization capabilities. Under the terms of the sanofi-aventis agreement, we also are entitled to receive committed research funding totaling approximately $79.3 million over the full five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006.

In August 2005, sanofi-aventis exercised its contractual right to extend the term of its research program with us and committed to fund $18.2 million in research support over the twelve months beginning September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with us for an additional year and committed to pay ImmunoGen a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to be able to use such targets in the development of our own proprietary products. After August 2008, sanofi-aventis will need to license the right to use our maytansinoid TAP technology with antibodies to targets that were not part of the research collaboration between us and sanofi-aventis.

In October 2006, sanofi-aventis informed us that clinical testing of AVE1642 had begun, triggering a $2 million milestone payment to us. This milestone is included in license and milestone fees revenue for the nine months ending March 31, 2007. Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies. This technology was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011, and can be extended thereafter. Under the terms of the license, ImmunoGen is due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, ImmunoGen is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. We have deferred the $500,000 portion of the upfront payment already received and will recognize this amount as revenue over the estimated period of substantial involvement.

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

On January 27, 2006, Genentech notified us that the trastuzumab-DM1 Investigational New Drug (IND) application submitted by Genentech to the FDA had become effective. Under the terms of our May 2000 license agreement with Genentech that granted Genentech exclusive rights to use our TAP technology with antibodies to HER2, this event triggered a $2.0 million milestone payment to us. Trastuzumab-DM1 comprises Genentech’s HER2-targeting antibody, trastuzumab, and our DM1 cell-killing agent. On March 23, 2007, Genentech disclosed in its Investment Community Meeting (ICM) new clinical information related to trastuzumab-DM1. In its ICM, Genentech disclosed that 18 patients have received trastuzumab-DM1 in the Phase I study being conducted by Genentech. The Phase I study is evaluating the compound when administered once every three weeks to patients with HER2-positive metastatic breast cancer that has progressed on a chemotherapy regimen containing trastuzumab (Herceptin®). Genentech disclosed that, in this study, sustained antitumor activity has been seen with trastuzumab-DM1 in multiple patients at doses at or below the maximum tolerated dose (MTD) and that the toxicity seen in this study at doses at or below MTD was mostly grade 1, which means a low level of toxicity. Genentech also disclosed in its ICM that it expects to report the complete results from this Phase I study at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2007. Further, Genentech also disclosed that the company is conducting a second trastuzumab-DM1 Phase I study that evaluates a weekly dosing schedule, and that it expects to make a decision in 2007 regarding the advancement of trastuzumab-DM1 into Phase II testing.

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

On March 27, 2006, Millennium paid us a fee of $250,000 to extend the agreement that provides Millennium with certain rights to test our TAP technology with antibodies to specific targets and to license the right to use the technology to develop products on the terms defined in the agreement. This agreement expired on March 30, 2007. The extension fee was recorded as revenue over the twelve-month period ending March 30, 2007.

In January 2004 we announced that we would take over from Vernalis plc the further development of huN901-DM1. This compound was originally developed by us and was licensed to British Biotech prior to its acquisition by Vernalis. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis retained responsibility for the conduct and expense of the study it initiated in the United States (Study 001) until June 30, 2004, and the study it had started in the United Kingdom (Study 002) through completion. We took over responsibility for Study 001 on July 1, 2004 and, in September 2005, we announced the initiation of our own clinical trial with huN901-DM1 in multiple myeloma (Study 003). On December 15, 2005, we executed an agreement to amend the residual obligation terms of the January 7, 2004 termination agreement with Vernalis. Under the terms of the amendment, we assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us with the amendment.

On November 10, 2006, we announced the presentation of clinical data from Study 002 at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics (EORTC) in Prague. This ongoing Phase I dose-escalation trial is designed to assess the safety and tolerability of huN901-DM1in patients with CD56-expressing solid tumors. At the time of the conference, the maximum tolerated dose of the compound had not yet been established. Evidence of anticancer activity was reported. A patient with Merkel cell cancer had a complete response following treatment with huN901-DM1 and had been in remission for 21 months at the time of the conference. A patient with relapsed small-cell lung cancer had an unconfirmed partial response and another thirteen patients had stable disease following treatment with huN901-DM1. In December 2006, the first findings from Study 003 were reported at the American Society of Hematology (ASH) annual meeting.  While this ongoing Phase I trial is designed to evaluate the safety and tolerability of huN901-DM1 in patients with relapsed multiple myeloma, evidence of anticancer activity also was reported.  Among the three patients receiving the higher of the two dose levels evaluated to date, one had an objective response and the other two also had clinical benefit. The maximum tolerated dose had not yet been established in this study. Interim findings from our other huN901-DM1 trial, Study 001, were reported previously and will be updated at the American Society of Clinical Oncology (ASCO) meeting in June 2007.

On January 8, 2004, we announced that we intended to advance cantuzumab mertansine (huC242-DM1), or an improved version of the compound, into human testing to assess the clinical utility of the compound in certain indications. In October 2004, we announced that we decided to move huC242-DM4 into clinical trials instead of cantuzumab mertansine. We initiated a Phase I clinical trial with huC242-DM4 in June 2005. On November 8, 2006 we announced the presentation of initial clinical data from this ongoing study at EORTC. This trial is designed as a dose-escalation study in which increasingly higher doses of the compound are evaluated in new cohorts of patients until dose-limiting toxicity is observed. In a trial of this design, the occurrence of potential dose-limiting toxicity is typically assessed prior to defining the maximum tolerated dose. Eight huC242-DM4 dose levels have been evaluated in this study. We have encountered some toxicity, which is being assessed and may be addressable with patient pretreatment. The maximum tolerated dose of the compound has not been established.

Based upon the results of our huN901-DM1 clinical trials, if and when they are completed, we will evaluate whether to continue clinical development, and, if so, whether we will seek a collaborative partner or partners to continue the clinical development and commercialization of this compound. Based upon the results of our huC242-DM4 clinical trials, we intend to start a Phase II clinical trial in gastric cancer by the end of our 2007 fiscal year.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for several more years. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses and cash expenditures are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of March 31, 2007, we had approximately $64.0 million in cash and marketable securities. We anticipate that our current capital resources and future collaboration payments, including the committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the current and next one to two fiscal years.

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

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to cost of clinical materials reimbursed. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Sizeable differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve-month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period.

Stock Based Compensation

As of March 31, 2007, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 (as defined below), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. The compensation cost that has been incurred during the three and nine months ended March 31, 2007 is $582,000 and $1.8 million, respectively. As of March 31, 2007, the estimated fair value of unvested employee awards was $3.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

Derivatives

Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying Consolidated Balance Sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the three and nine month periods ended March 31, 2007 are $68,000 and $75,000, respectively, and are included in the Consolidated Statement of Operations as other income (expense).  As of March 31, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $6.8 million (5.1 million in Euros), all maturing on or before March 27, 2008. As of March 31, 2006, there were no foreign currency forward contracts outstanding.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2007 and 2006

Our total revenues for each of the three months ended March 31, 2007 and 2006 were $9.8 million and $9.4 million, respectively. The $481,000 increase in revenues in the three months ended March 31, 2007 compared to the same period in the prior year is due to an increase in research and development support revenue and clinical materials reimbursement revenue, partially offset by a decrease in license and milestone fees.

Research and development support was $6.6 million for the three months ended March 31, 2007 compared with $5.3 million for the three months ended March 31, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ compounds and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the three months ended March 31, 2007 decreased $1.8 million to $1.5 million from $3.3 million in the same period ended March 31, 2006. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2007 and 2006 is included in the following table (in thousands):

	Three months ended March 31,
	2007	2006

Collaborative Partner:
Amgen (formerly Abgenix)	$100	$100
Sanofi-aventis	700	600
Biogen Idec	22	12
Biotest	38	—
Centocor	38	42
Genentech	381	2,452
Millennium	218	69
Total	$1,497	$3,275

Deferred revenue of $13.6 million as of March 31, 2007 represents payments received from our collaborators pursuant to our license and supply agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $934,000 in the three months ended March 31, 2007, to nearly $1.8 million from $822,000 in the three months ended March 31, 2006. During the three months ended March 31, 2007, we shipped clinical materials in support of the trastuzumab-DM1 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. During the three months ended March 31, 2006, we shipped clinical materials in support of the AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. Under certain collaborative agreements, we are reimbursed for our fully burdened cost to produce clinical materials plus a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

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

•                  activities related to the clinical development of huN901-DM1 and huC242-DM4;

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

Our two TAP product candidates in clinical testing are both made with one of our proprietary maytansinoid cell-killing agents (one, DM1; one, DM4). We have also investigated the viability of other maytansinoid effector molecules, which, collectively with DM1 and DM4, we refer to as DMx. In order to make commercial manufacture of DMx conjugates viable, we have devoted substantial resources to improving the strain of the microorganism that produces ansamitocin P3, the precursor to DMx, to enhance manufacturing yields. We also continue to devote considerable resources to improve other DMx manufacturing processes.

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

In January 2004, we announced that we planned to advance cantuzumab mertansine, or an improved version of the compound, into a clinical trial that we would manage. In October 2004, we decided to move forward in developing a modified version of cantuzumab mertansine, which we call huC242-DM4. Patient dosing was initiated for the Phase I study of huC242-DM4 in June 2005. We intend to evaluate whether to out-license all or part of the development and commercial rights to this compound as we move through the clinical trial process for this compound.

In July 2003, under the terms of our discovery, development and commercialization collaboration, we licensed a number of compounds to sanofi-aventis, including the three then-most advanced product candidates in our preclinical portfolio. These three product candidates were an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), an anti-IGF-1R antibody (AVE1642), and an anti-CD19 TAP compound (SAR 3419) for certain B-cell malignancies, including non-Hodgkin’s lymphoma.  Over the original, three-year term of the collaboration and two agreed-upon one-year extensions, we will receive a minimum of $79.3 million of committed research funding and will devote a significant amount of our internal research and development resources to advancing the collaborative research program. Under the terms of the agreement, we may advance any TAP or antibody products that sanofi-aventis has elected not to either initially include or later advance in the research program.  Additionally, as of  September 1, 2006 we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to be able to use such targets in the development of our own proprietary products.  In December, 2006, sanofi-aventis entered into an option agreement that enables them to gain extended and expanded access to the Company’s TAP technology.

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

Our agreement with sanofi-aventis had required us to present for inclusion in the collaborative research program certain antibodies or antibody targets that we believed had utility in oncology, with the exception of those antibodies or antibody targets that are the subject of our pre-existing or future collaboration and license agreements. Sanofi-aventis then had the right to either include in or exclude from the collaborative research program these proposed antibodies and antibody targets. If sanofi-aventis elected to exclude any antibodies or antibody targets, we could elect to develop the compounds for our own pipeline. Effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to use such targets in the development of our own proprietary products.

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

Research and development expense for the three months ended March 31, 2007 increased $1.8 million to $12.0 million from $10.2 million for the three months ended March 31, 2006. The number of research and development personnel increased to 164 at March 31, 2007 compared to 150 at March 31, 2006 in order to support increased activities related to our collaborators’ programs, as well as our own. Research and development salaries and related expenses increased by $1.2 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Included in salaries and related expenses for the current period was approximately $468,000 in severance costs related to the departure of two senior personnel. Contract service expense increased by $633,000 in the three months ended March 31, 2007 compared to the same period ended March 31, 2006. This increase is primarily due to increased development costs with contract manufacturing organizations for the potential production of later-stage materials, as well as the purchase of research grade materials during the current period. Partially offsetting these increases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators increased by $490,000 in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

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

	Three Months Ended March 31,
	2007	2006

Research and Development	$3,991	$3,373
Preclinical and Clinical	2,079	1,942
Process and Product Development	1,391	1,657
Manufacturing	4,504	3,244

Total Research and Development Expense	$11,965	$10,216

Research and Development:   Research and development includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research and development expenses for the three months ended March 31, 2007 increased $618,000 to $4.0 million from $3.4 million for the three months ended March 31, 2006. The increase in research and development expenses was primarily the result of an increase in salaries and related expense.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2007 increased $137,000 to $2.1 million compared to $1.9 million for the three months ended March 31, 2006. This increase is primarily due to an increase in salaries and related expense, as well as an increase in contract service expense resulting from increased costs associated with preclinical studies, partially offset by a decrease in clinical trial costs resulting from reduced patient enrollment during the current period.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2007, total development expenses decreased $266,000 to $1.4 million, compared to $1.7 million for the three months ended March 31, 2006.  The decrease is primarily due to a decrease in contract service expense, partially offset by an increase in salaries and related expense.

Manufacturing Operations: Manufacturing operations expense includes costs to scale-up the manufacture of preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, materials for our preclinical and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. For the three months ended March 31, 2007, manufacturing operations expense increased $1.3 million to $4.5 million compared to $3.2 million in the same period last year. The increase in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily the result of (i) an increase in contract service expense substantially due to higher development costs with contract manufacturing organizations for the production of later-stage materials; (ii) higher disposable costs related to the manufacture of clinical materials; and (iii) an increase in salaries and related expense. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the three months ended March 31, 2007 as compared to the same period ended March 31, 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 increased $656,000 to $2.8 million compared to $2.2 million for the three months ended March 31, 2006. The increase is primarily due to an increase in patent costs, salaries and related expense, and legal fees.

Interest Income

Interest income for the three months ended March 31, 2007 decreased $118,000 to $757,000 from $875,000 for the three months ended March 31, 2006. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $5,000 and $7,000 for the three months ended March 31, 2007 and 2006, respectively.  The difference is attributable to the timing of investment sales.

Comparison of Nine Months ended March 31, 2007 and 2006

Our total revenues for each of the nine months ended March 31, 2007 and 2006 were $29.7 million and $23.7 million, respectively. The $6.0 million increase in revenues in the nine months ended March 31, 2007 compared to the same period in the prior year is attributable to an increase in clinical materials reimbursement revenue, research and development support revenue, and license and milestone fees.

Research and development support was $18.7 million for the nine months ended March 31, 2007 compared with $16.2 million for the nine months ended March 31, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Of the $16.2 million reported in the nine months ended March 31, 2006, $1.1 million represents funding related to research and development efforts performed during the Company’s 2005 fiscal year under the sanofi-aventis collaboration but billed and recognized in fiscal 2006.  Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the fully burdened reimbursement of costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ compounds and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year.

Revenues from license and milestone fees for the nine months ended March 31, 2007 increased $520,000 to $6.3 million from $5.8 million in the same period ended March 31, 2006. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2007 and 2006 is included in the following table (in thousands):

	Nine months ended March 31,
	2007	2006

Collaborative Partner:
Amgen (formerly Abgenix)	$300	$300
Sanofi-aventis	3,926	1,800
Biogen Idec	65	36
Biotest	115	—
Centocor	114	125
Genentech	1,158	3,260
Millennium	653	290
Total	$6,331	$5,811

Clinical materials reimbursement increased by approximately $2.9 million to $4.7 million in the nine months ended March 31, 2007, compared to $1.7 million in the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we shipped clinical materials in support of the AVE9633 clinical trials, trastuzumab-DM1 clinical trials, and in the anticipation of the clinical trials to be conducted by our partners, as well as preclinical materials in support of the development efforts of certain other collaborators. During the nine months ended March 31, 2006, we shipped clinical materials in support of the AVE9633 clinical trials and in the anticipation of the clinical trials to be conducted by our partners, as well as preclinical materials in support of the development efforts of certain other collaborators. We are reimbursed for our fully burdened cost to produce clinical materials plus under certain collaborative agreements, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2007 increased $6.7 million to $35.1 million from $28.5 million for the nine months ended March 31, 2006. The number of research and development personnel increased to 164 at March 31, 2007 compared to 150 at March 31, 2006 in order to support increased activities related to our collaborators’ programs, as well as our own. Research and development salaries and related expenses increased by $2.3 million in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Included in salaries and related expenses for the current period was approximately $468,000 in severance costs related to the departure of two senior personnel. Contract service expense increased by $5.1 million in the nine months ended March 31, 2007 compared to the same period ended March 31, 2006. This increase is primarily related to the manufacturing and material costs for our compounds currently in clinical trials, as well as development costs with contract manufacturing organizations for the potential production of later-stage materials.  Disposable costs related to the manufacture of clinical materials also increased $615,000 in the nine months ended March 31, 2006 as compared to the same period last year due primarily to increased manufacturing and development activities. Partially offsetting these increases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators increased by $1.6 million in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

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

	Nine Months Ended March 31,
	2007	2006

Research and Development	$11,510	$10,362
Preclinical and Clinical Testing	6,224	5,534
Process and Product Development	4,069	4,249
Manufacturing	13,346	8,322

Total Research and Development Expense	$35,149	$28,467

Research and Development:   Research and development includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research and development expenses for the nine months ended March 31, 2007 increased $1.1 million to $11.5 million from $10.4 million for the nine months ended March 31, 2006. The increase in research expenses was primarily the result of an increase in salaries and related expense, and to a lesser extent, facilities expense.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2007 increased $690,000 to $6.2 million compared to $5.5 million for the nine months ended March 31, 2006. This increase is primarily due to an increase in salaries and related expense, as well as an increase in contract service expense resulting from increased costs associated with preclinical studies, partially offset by a decrease in recruiting fees.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2007, total development expenses decreased $180,000 to $4.1 million, compared to $4.2 million for the nine months ended March 31, 2006.  The decrease is primarily due to a decrease in contract service expense, partially offset by an increase in salaries and related expense, and to a lesser extent, facilities expense.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, materials for our preclinical and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our statement of operations. For the nine months ended March 31, 2007, manufacturing operations expense increased $5.0 million to $13.4 million compared to $8.3 million in the same period last year. The increase in the nine months ended March 31, 2007 as compared to the same period ended March 31, 2006 was primarily the result of (i) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials; (ii) an increase in salaries and related expense; and (iii) an increase in the cost of disposable supplies. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the nine months ended March 31, 2007 as compared to the same period ended March 31, 2006.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2007 increased $892,000 to $8.2 million compared to $7.3 million for the nine months ended March 31, 2006. The increase is primarily due to (i) an increase in patent expense due to increased patents filed in additional countries, resulting in additional fees; (ii) an increase in salaries and related expense; (iii) an increase in recruiting fees; (iv) an increase in director compensation; and (v) an increase in legal expenses. Partially offsetting these increases was a decrease in the cost of D&O insurance and insurance-related brokerage fees, as well as facilities expense. The decrease in facilities expense was due to an adjustment made during the first quarter of fiscal 2007 to reverse an incorrect accrual recorded in fiscal 2006 of $195,000 related to operating expenses and real estate taxes associated with the 64 Sidney Street office. The Company does not believe such previously recorded expense was material to the results of operations or the financial position of the Company for fiscal year 2006 or for the nine months ended March 31, 2007.

Interest Income

Interest income for the nine months ended March 31, 2007 increased $146,000 to $2.5 million from $2.4 million for the nine months ended March 31, 2006. The increase in interest income is primarily the result of higher yields on investments.

Net Realized Gains (Losses) on Investments

No net realized gains or losses on investments were recognized during the nine months ended March 31, 2007 as compared to net realized losses on investments of $33,000 for the nine months ended March 31, 2006. The difference is attributable to the timing of investment sales.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, milestone payments, license fees and research funding. As of March 31, 2007, we had approximately $64.0 million in cash and marketable securities.  Net cash used for operations during the nine months ended March 31, 2007 was $11.5 million compared to $7.1 million during the nine months ended March 31, 2006. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in cash used in operations during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 is principally due to the increased net loss, resulting from increased research and development costs and general and administrative expenses.

Net cash provided by investing activities during the nine months ended March 31, 2007 was $12.4 million compared to $6.6 million during the nine months ended March 31, 2006. The variance primarily relates to an increase in the sale of and maturities of marketable securities to fund our operations, and to a lesser extent, a decrease in capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $1.4 million and $1.6 million for the nine-month periods ended March 31, 2007 and 2006, respectively.

Net cash provided by financing activities was $1.6 million for the nine months ended March 31, 2007 compared to net cash provided by financing activities of $1.1 million for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, net cash provided by financing activities reflects the proceeds to us from the exercise of 748,984 stock options under our Restated Stock Option Plan, at prices ranging from $0.84 to $3.95 per share. For the nine months ended March 31, 2006, net cash provided by financing activities reflects the proceeds to us from the exercise of 379,219 stock options under the Company’s Restated Stock Option Plan, at prices ranging from $1.31 to $6.27 per share.

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

Contractual Obligations

On February 21, 2007, the Company amended its original lease agreement dated June 12, 2003 with Bobson 333 LLC to lease 8,400 additional square feet of space at 333 Providence Highway, Norwood, Massachusetts for additional office space.  Under the terms of the amended agreement, the annual rent increases by approximately $110,000 and is $606,000, $671,000, $737,000, $803,000, and $825,000 for the fiscal years ending June 30, 2007 through June 30, 2011, respectively. The Company is also required to pay its allocable share of operating and tax expenses related to the premises.  The lease is effective April 1, 2007 and expires on June 30, 2011, with the option to extend for one additional five year period.

Minimum rental commitments, including real estate taxes and other expenses, under all non-cancelable operating lease agreements are the following for the next five fiscal years ended June 30,

2007 (remaining three months)	$910
2008	3,177
2009	1,649
2010	1,715
2011	1,220

Total minimum lease payments	$8,671

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115,” or SFAS 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not completed our evaluation of the effects of adopting this standard, however, we do not believe the adoption will have a material impact on the Company’s financial statements.

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

Forward-Looking Statements

This quarterly report and other documents we may file with the SEC contain forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•                  future products revenues, expenses, liquidity and cash needs;

•                  anticipated agreements with collaboration partners;

•                  anticipated clinical trial timelines or results;

•                  anticipated research and product development results;

•                  projected regulatory timelines;

•                  descriptions of plans or objectives of management for future operations, products or sevices;

•                  forecasts of future economic performance; and

•                  descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2006. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We have generated operating losses since our inception. As of March 31, 2007, we had an accumulated deficit of $253.0 million. For the nine months ended March 31, 2007, and the fiscal years ended June 30, 2006, 2005, and 2004, we generated losses of $14.5 million, $17.8 million, $11.0 million and $5.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, clinical studies, manufacturing support activities, and collaborator support activities increase. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds, and we or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy.  We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Foreign currency exchange risk

ImmunoGen’s market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts.  Generally, these contracts provide that ImmunoGen receive certain foreign currencies and pay U.S. dollars at specified exchange rates at specified future dates.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.  Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations.  The contracts primarily are denominated in European currencies and have maturities of less than one year.

In addition to the foregoing risk factors, for a complete set of risk factors, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, as updated by our Quarterly Reports on Form 10Q, on file with the Securities and Exchange Commission.

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                             Defaults Upon Senior Securities.

None.

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.                             Other Information.

None.

ITEM 6.                             Exhibits.

(a) Exhibits

3.3	By-Laws, as amended (1)
10.1***	License Agreement executed February 21, 2007, effective as of April 27, 2005, between the Company and Genentech, Inc.
10.2***	License Agreement executed February 21, 2007, effective as of December 12, 2005, between the Company and Genentech, Inc.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to, and hereby incorporated herein by reference from, ImmunoGen’s report on Form 8-K dated April 4, 2007.

*** Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 9, 2007	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: May 9, 2007	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (principal financial officer)