Form 10-Q/A
period 2006-09-30
IMMUNOGEN INC
filed 2007-08-07
CIK 855654

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  41,541,834 shares outstanding as of November 1, 2006.

EXPLANATORY NOTE

This Amendment No. 1 to ImmunoGen, Inc.’s Quarterly Report Form 10-Q (“Form 10-Q”) for the quarter ended September 30, 2006, as filed with the U.S. Securities and Exchange Commission on November 3, 2006, is being filed solely to (i) revise Item 6 of Part II of the Form 10-Q to indicate that confidential portions of certain exhibits have been omitted and filed separately with the Commission pursuant to a confidentiality request and (ii) file appropriate certifications to accompany this Amendment No. 1 to the Form 10-Q.  With the exception of the foregoing, no other information in the Form 10-Q is being supplemented, updated or amended.

PART II.                      OTHER INFORMATION

ITEM 6.                             Exhibits.

(a)	Exhibits

10.1+*	Amendment No. 1 to the Collaboration and License Agreement with sanofi-aventis.
10.2+*	Collaborative Development and License Agreement with Biotest AG.
10.3+*	Amendment No. 1 to Collaborative Development and License Agreement with Biotest AG.
10.4+	2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as Amended September 5, 2006.
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32++	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Previously filed.

++             Previously furnished.

*                    Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: August 7, 2007	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2007	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.3                                                   Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4                                                   Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.