Form 10-K
period 2007-06-30
IMMUNOGEN INC
filed 2007-08-30
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

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

Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2006 $193,820,685 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company’s common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 24, 2007: 42,449,363 shares.

ImmunoGen, Inc.
Form 10-K
TABLE OF CONTENTS

Item 1.                        Business

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “ImmunoGen”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2007 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, or antibodies, and small molecule cytotoxic, or cell-killing, agents. Our Tumor-Activated Prodrug, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products through linking an antibody and cell-killing agent to form a single therapeutic.

We believe that our TAP technology and our expertise in antibodies will enable us to become a leader in the application of antibodies for the treatment of cancer. We plan to achieve this goal through the development of our own anticancer products and through out-licenses of our TAP technology to other companies. The out-licensing of our TAP technology allows us to expand the number of anticancer therapies in which we have a financial interest through the creation of TAP compounds utilizing proprietary antibodies of other companies to which we do not have access for our own development programs. There are currently five anticancer compounds in clinical development utilizing our TAP and/or antibody technology: huC242-DM4 and huN901-DM1, in development by us; trastuzumab-DM1, in development by Genentech; and AVE9633 and AVE1642, in development by sanofi-aventis. Four of these compounds are TAP compounds and AVE1642 is a “naked” antibody compound, or not linked with a cell-killing agent. We expect additional compounds utilizing our TAP and/or antibody technology to advance into clinical testing in the coming year.

We believe that the key initiatives central to our future success are:

•       Develop our own proprietary products.   We currently have two TAP compounds in clinical testing: huC242-DM4, a potential treatment for stomach cancer and other CanAg-expressing gastrointestinal malignancies; and huN901-DM1, a potential treatment for multiple myeloma, small-cell lung cancer, or SCLC, and other CD56-expressing cancers. We are advancing these compounds and also are using our cancer biology and antibody expertise, along with our TAP technology, to develop additional proprietary compounds.

•       Support and expand our collaborative arrangements.   Part of our business model is to out-license our TAP technology to other companies to enable its use with antibodies proprietary to these companies to which we do not have access for our own product programs. These agreements provide us with upfront payments and the opportunity to earn milestone payments, research and manufacturing revenue, and royalties on the sales of any resulting products. For example, Genentech created trastuzumab-DM1, now in Phase II clinical testing, through one of these collaborative agreements. We intend to continue to out-license our TAP technology.

We also establish other types of collaborative arrangements to expand the opportunity for us to earn a return from our product programs and technology. We have licensed sanofi-aventis expanded access to our antibody “humanization” technology, which was developed to enable antibodies initially of murine origin to appear to be human to the human immune system. We also have entered into a collaboration with Genentech to assist them in the development of a commercial-scale manufacturing process for trastuzumab-DM1. In 2003, we entered into a broad collaboration with sanofi-aventis to provide us with committed research funding. This collaboration also enables us to work together with sanofi-aventis to develop additional antibody-based anticancer compounds. We believe this collaboration provides us with the potential to generate greater financial returns than we would have been able to generate on our own. Two compounds in this collaboration—AVE9633 and AVE1642—have entered clinical testing. We expect additional compounds from our collaboration with sanofi-aventis to enter clinical trials over the next several years.

•       Support our TAP technology to maintain our strong position in our field—We have developed highly potent cell-killing agents designed specifically to be attached to antibodies for delivery to cancer cells, and we have created a portfolio of “linkers” that are used to affix our cytotoxic agents to antibodies. These enable us and our collaborators to select the design that works best for their antibody and target. More antibody-cytotoxic agent compounds have advanced into clinical testing using our technology than that of any other company. We continue to invest in our TAP and antibody technology, and conduct research to develop additional cell-killing agents, to retain our strong position in the field.

We were organized as a Massachusetts corporation in March 1981. Our principal offices are located at 128 Sidney Street, Cambridge, Massachusetts (MA) 02139, and our telephone number is (617) 995-2500. We maintain a web site at www.immunogen.com, where certain information about us is available. Please note that information contained on the website is not a part of this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through the “Investor Information” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Senior Officer and Financial Personnel Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the “Investor Information” section of our website.

Our TAP Technology

Traditional chemotherapeutics typically kill any rapidly-dividing cell. This can limit the ability of traditional chemotherapeutics to be dosed to full therapeutic potential and result in significant adverse side effects. Antibodies, in contrast, can be created that bind specifically to targets that can be found on cancer cells, thereby allowing the antibody to selectively attach to these cells. However, many cancer cell-binding antibodies have been found to have little, if any, therapeutic effect.

Our TAP technology uses tumor-targeting antibodies to deliver one of our highly potent cell-killing agents specifically to cancer cells. It can be used with antibodies that have anticancer activity of their own (e.g., trastuzumab-DM1) to enhance anticancer activity. It also can be used with antibodies that lack meaningful anticancer activity of their own (e.g., huN901-DM1), as the attached cytotoxic agent can kill the cancer cell. Therefore, we believe that our TAP technology can be used to create selective, yet potent, anticancer therapeutics with antibodies that may, as well as with those that may not, have the potential to become commercial products on their own.

The cell-killing agents attached to antibodies as part of our TAP technology were developed by us specifically for antibody-directed delivery to cancer cells and have the following features:

•       Potency.   Our cytotoxic agents are 1,000- to 10,000-fold more potent than traditional chemotherapeutic agents, and are thus capable of killing cancer cells at the low concentrations that can be achieved inside a solid tumor when attached to an antibody. The agents used in the TAP compounds currently in clinical or preclinical development are derivatives of maytansine, a highly potent molecule that inhibits the formation of a substance—tubulin—necessary for cells, including cancer cells, to successfully divide.

•       Attachable.   Our cytotoxic agents can be attached to an antibody using one of our linkers, which achieves a stable bond between the agent and the antibody while the TAP compound is circulating in the bloodstream, but enables the cytotoxic agent to exhibit its full potency once inside a cancer cell.

•       Non-immunogenic.   We use small molecules rather than protein-based toxins to avoid the stimulation of an immune response that would limit the activity of TAP compounds upon repeat administration.

•       Producible.   Our cytotoxic agents are readily able to be manufactured from a precursor, ansamitocin P3, which is produced via fermentation.

•       Protectable.   We patent our cytotoxic agents and related derivatives to protect these assets.

We have developed alternative cell-killing agents (such as DM1 and DM4) enabling us to create a highly hindered disulfide bond, a less-hindered disulfide bond or a thioether bond because we and our collaborators have found that the best design for each TAP compound varies depending upon the antibody and its target. These innovations are reflected in the multiple TAP compounds now in clinical testing and preclinical development.

In addition to our TAP technology, we have established expertise in the development and humanization of antibodies and in cancer biology. Our manufacturing facility in Norwood, MA, helps us and our collaborators advance new TAP compounds into human trials by enabling the production of the drug supplies needed for early stage clinical testing. Our Norwood facility has four manufacturing suites and all of the functions needed to make TAP compounds in compliance with current Good Manufacturing Practice Regulations, or cGMP, as provided by the United States, or U.S., Food and Drug Administration, or the FDA. We use this expertise, together with our TAP technology, to develop TAP compounds. We also use this expertise to develop “naked,” or non-conjugated, antibody compounds. For example, we created the anti-IGF-1R naked antibody now in development by sanofi-aventis as AVE1642.

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

Product Candidate	Antigen Target	Cancer(s) expressing target(1)	Development Stage(2)	Collaborative Partner
HuC242-DM4	CanAg	Gastrointestinal cancers, including gastric, pancreatic, and colorectal cancers; non-small-cell lung cancers	Phase I—CanAg cancers Phase II—gastric cancer	Proprietary to ImmunoGen
HuN901-DM1	CD56	Hematological malignancies, including multiple myeloma; SCLC; other cancers of neuroendocrine origin.	Phase I—multiple myeloma Phase II and Phase I—SCLC	Proprietary to ImmunoGen
Trastuzumab-DM1	HER2	Breast cancer	Phase II	Genentech
AVE9633	CD33	Acute myeloid leukemia	Phase I	sanofi-aventis
AVE1642(3)	IGF-1R	Solid tumors; hematological malignancies	Phase I	sanofi-aventis
SAR3419	CD19	B-cell malignancies including non-Hodgkin’s lymphoma	Research/preclinical	sanofi-aventis
BIIB015	Cripto	Solid tumors	Research/preclinical	Biogen Idec
TAP compound	av integrin	Multiple tumor types	Research/preclinical	Centocor
TAP compound	On multiple myeloma	Multiple myeloma, other	Research/preclinical	Biotest AG
TAP and other compounds	Undisclosed	Undisclosed	Research/preclinical	ImmunoGen/ collaborators

             (1) Types of cancers that express the target antigen. Not all tumors of any given type may express the antigen target.

             (2) Compounds that are not in clinical testing and have an undisclosed status are listed as research/preclinical. Compounds in clinical testing are being assessed in patients whose cancer expresses the target antigen.

             (3) Naked antibody

HuC242-DM4

Our TAP product candidate, huC242-DM4, consists of the humanized antibody, huC242, with our DM4 cell-killing agent attached. HuC242 binds to the CanAg receptor found on many gastrointestinal tumors including gastric (stomach), pancreatic, and colorectal cancers, as well as many non-small-cell lung cancers.

We reported interim findings from our Phase I clinical trial at the 43rd American Society of Clinical Oncology, or ASCO, annual meeting in June 2007. This trial was designed to assess the safety and tolerability of the compound, and establish its maximum tolerated dose, or MTD, when administered once every three weeks to patients with CanAg-expressing cancers. To qualify for enrollment, the patient’s cancer must have failed the approved treatments for his or her cancer. At the time of the ASCO annual meeting, the MTD had not yet been established and dose escalation was ongoing. Among the findings reported at that meeting was that the compound was not associated with dose-limiting toxicity at doses to 168 mg/m2. We believe this dose level is sufficient to demonstrate activity in a patient population whose cancer-type has shown to be sensitive to our cytotoxic agent.

In July 2007, we began Phase II evaluation of this compound for the treatment of CanAg-expressing gastric cancer. In this Phase II trial, 168 mg/m2 of the compound is administered once every three weeks to patients with metastatic or locally-advanced CanAg-expressing gastric or gastroesphogeal cancer that has failed a previous therapy.

HuN901-DM1

Our huN901-DM1 TAP compound targets the antigen known as CD56. CD56-expressing cancers include many cases of multiple myeloma as well as other hematological malignancies, SCLC, and other cancers of neuroendocrine origin. HuN901-DM1 consists of our CD56-binding antibody huN901 with our DM1 cell-killing agent attached.

We have three clinical trials underway with huN901-DM1. Our highest priority trial is our Study 003 Phase I clinical trial designed to assess the safety, tolerability and activity of huN901-DM1 in patients with multi-treatment failure multiple myeloma, and to establish the MTD of the compound when administered weekly for two weeks in a three-week cycle to this patient population. Approximately 70% of multiple myeloma cases express CD56, and we believe development of huN901-DM1 for the treatment of multiple myeloma is the fastest pathway to the potential marketing approval of the compound. We reported initial findings from Study 003 at the American Society of Hematology, or ASH, annual meeting in December 2006. At the time of the ASH annual meeting, three patients had been treated with huN901-DM1 at 40 mg/m2 and three patients had been treated at 60 mg/m2. One of the three patients receiving the higher, 60 mg/m2 dose level had an objective response to treatment and the other two patients receiving this dose showed evidence of clinical benefit. At the time of the 2006 ASH annual meeting, dose escalation was still underway and the MTD had not yet been established. We intend to report updated findings from this trial at the 2007 ASH annual meeting.

Our other two huN901-DM1 trials evaluate the compound in the treatment of CD56-expressing solid tumors. Study 001 evaluates the compound when dosed weekly for four weeks every six weeks. This trial was started by our former partner, British Biotech (now Vernalis), and assumed by us in July 2004. The Phase II segment of this trial that is underway evaluates huN901-DM1 when given at the MTD, as established in the Phase I segment of the trial, to patients with relapsed SCLC. Objective evidence of anticancer activity was reported among the initial 14 patients treated, prompting the expansion of this segment of the trial to include 35 patients. We reported findings from the 30 patients enrolled to date in the Phase II segment at the ASCO annual meeting in June 2007. Two patients had partial responses and seven other patients had stable disease for 6-18 weeks. The other huN901-DM1 trial, Study 002, also was started by British Biotech and was assumed by us in December 2005. This Phase I trial evaluates huN901-DM1 in patients with SCLC and other CD56-expressing solid tumors. In Study 002, the compound is dosed daily for three days in a 21-day cycle. Interim data from this trial were reported at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics, or EORTC, meeting in November 2006. Among the findings reported was achievement of a sustained complete remission in a patient with relapsed Merkel cell carcinoma, a partial response in SCLC, and stable disease in several patients. We currently are not enrolling new patients into Study 001 and Study 002 to ensure we have sufficient clinical materials to support our Study 003, but expect to resume enrollment by the end of calendar 2007.

Trastuzumab-DM1

Genentech created this TAP compound under a 2000 license that grants Genentech the exclusive right to use our maytansinoid TAP technology (such as DM1 and DM4) with antibodies that target HER2, including trastuzumab. Trastuzumab is the active, antibody component of the anticancer compound marketed as Herceptin®. On January 27, 2006, Genentech informed us that the Investigational New Drug, or IND, application for trastuzumab-DM1 had become effective, triggering a $2 million milestone payment to us. Phase I evaluation of trastuzumab-DM1 began in April 2006, findings from the first seven patients enrolled in the Phase I trial were reported at a medical conference in December 2006, and findings from the first eighteen patients enrolled were reported at the ASCO annual meeting in June 2007.

The findings reported at ASCO were from a Phase I trial designed to assess the safety and tolerability of trastuzumab-DM1 and establish its MTD when administered once every three weeks to patients with HER2-expressing metastatic breast cancer. To qualify for enrollment, the patient must have had HER2-expressing breast cancer that had progressed on treatment with Herceptin plus chemotherapy. Increasingly higher doses of trastuzumab-DM1 were administered to newly-enrolled patients until dose-limiting toxicity was observed, and then additional patients were treated at the MTD. The MTD was established as 3.6 mg/kg. The dose-limiting toxicity, seen at 4.8 mg/kg, was rapidly reversible thrombocytopenia. At the MTD, side effects more severe than Grade I—the least severe grade of toxicity—were infrequent and manageable. Additionally, four of the ten patients treated with trastuzumab-DM1 at the MTD or the next highest dose had an objective response even though their cancer had progressed on Herceptin plus chemotherapy.

Genentech began Phase II evaluation of trastuzumab-DM1 in July 2007 and we earned a $5 million milestone payment with this event. The Phase II trial underway is designed to assess the compound in patients with HER2-expressing metastatic breast cancer that progressed on treatment with Herceptin plus chemotherapy. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to us in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

Herceptin® is a registered trademark of Genentech.

AVE9633

This TAP compound was created by us and licensed to sanofi-aventis from our preclinical pipeline as part of a broader collaboration. It comprises our huMy9-6 antibody, which targets CD33, and our DM4 cell-killing agent. On March 16, 2005, sanofi-aventis informed us that patient dosing with AVE9633 had begun in a Phase I clinical trial, triggering a $2 million milestone payment to us. This compound is in clinical testing in the U.S. and Europe for the treatment of acute myeloid leukemia. Findings reported in an abstract at the ASH annual meeting in December 2006 indicate the compound can be administered once every three weeks to patients with acute myeloid leukemia at doses to 260 mg/m2 without encountering dose-limiting toxicity.

AVE1642

We created this naked-antibody compound and licensed it to sanofi-aventis from our preclinical pipeline as part of our broader collaboration with sanofi-aventis. AVE1642 binds to the IGF-1 receptor, and has potential utility for the treatment of certain solid tumors and hematological malignancies. On October 3, 2006, sanofi-aventis informed us that patient dosing had begun in the Phase I evaluation of AVE1642, triggering a $2 million milestone payment to us.

SAR3419

Sanofi-aventis also licensed this TAP compound from our preclinical pipeline as part of our broader collaboration. SAR3419 consists of our huB4 antibody, which binds to CD19, and our DM4 cell-killing agent. CD19 is associated with certain B-cell hematological malignancies, including non-Hodgkin’s lymphoma.

BIIB015

This TAP compound was created by Biogen Idec under a 2004 license that grants Biogen Idec the exclusive right to use our maytansinoid TAP technology with antibodies that target Cripto. BIIB015 consists of Biogen Idec’s Cripto-binding antibody and our DM4 cell-killing agent. This compound is currently in preclinical testing.

αv integrin-targeting TAP compound

This preclinical TAP compound was created by Centocor under the 2004 license that grants Centocor the exclusive right to use our maytansinoid TAP technology with antibodies to αv integrin, a cancer target.

Biotest TAP compound

This preclinical TAP compound was created by Biotest AG under the 2006 license that grants Biotest the exclusive right to use our maytansinoid TAP technology with antibodies to a specific target found on multiple myeloma and certain other cancers.

Other Compounds in Development

Additional product candidates are in various stages of preclinical research and development internally and with our collaborators.

Incidence of Relevant Cancers

Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society projects that 1.4 million new cases of cancer will be diagnosed in the U.S. in 2007, and that 560,000 people will die from various cancers in the U.S. in 2007. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer.

In July 2007, we began Phase II evaluation of our TAP product candidate, huC242-DM4, for the treatment of CanAg-expressing gastric cancer. We estimate that approximately half of all gastric cancer tumors express CanAg. Globally, gastric cancer is one of the leading causes of death in both high- and middle-income countries, according to the World Health Organization. It is particularly common among Asian populations, but occurs across ethnicities. The American Cancer Society estimates that in the U.S., in 2007 alone, 21,260 new cases of gastric cancer will be diagnosed and 11,210 people will die from the disease.

We are assessing our huN901-DM1 for the treatment of multiple myeloma, small-cell lung cancer, or SCLC, and other cancers of neuroendocrine origin. Our highest priority is the development of the compound for the treatment of multiple myeloma. According to the American Cancer Society, approximately 20,000 new cases of multiple myeloma will be diagnosed in the USA in 2007, and close to 11,000 people will die from the disease. It is estimated that more than 50,000 people in the USA are living with the disease. Based on research conducted, we estimate that approximately 70% of multiple myeloma cases express the CD56 antigen targeted by huN901-DM1.

HuN901-DM1 may also be developed for the treatment of SCLC. According to the American Cancer Society, approximately 213,400 new cases of lung cancer will be diagnosed in the USA in 2007, and close to

160,400 people will die from the disease. Approximately 20% to 25% of these cases are small-cell lung cancer. SCLC is an aggressive disease—patients with extensive disease have a median survival duration of less than 1 year and even patients presenting with localized disease have a median survival duration of less than 2 years.

The potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time. Additionally, patients often receive multiple drug regimens sequentially, either to treat or help prevent recurrence of the disease.

In recent years, several antibody-based anticancer drugs—such as Herceptin®, Rituxan® and Avastin®—have enjoyed considerable commercial success, as have other targeted anticancer agents.

Herceptin®, Rituxan® and Avastin® are registered trademarks of Genentech

Outlicenses and Collaborations

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

sanofi-aventis (formerly Aventis)

In July 2003, we entered into a broad collaboration agreement with Aventis (now sanofi-aventis) to discover, develop and commercialize antibody-based anticancer therapeutics. The agreement provides sanofi-aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide development and commercialization rights to three product candidates from our preclinical pipeline: our anti-CD33 TAP compound (AVE9633) for acute myeloid leukemia, our anti-IGF-1R antibody (AVE1642) for multiple cancers and our anti-CD19 TAP compound (SAR3419) for certain B-cell malignancies. The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Pursuant to the agreement, during a three-year research period that began September 1, 2003, we received $53.2 million of committed research funding.

Under the 2003 agreement, sanofi-aventis was granted the option, whereby upon giving 12 months’ advance notice for each, they could request that we extend the research program for two additional 12-month periods. The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive milestone payments of between $21.5 million and $30.0 million per antigen target. In August 2005, sanofi-aventis exercised their contractual right to extend the term of their research program with us and committed to fund $18.2 million in additional research and support over the 12-month period following September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with us for another year, and committed to pay us a minimum of $10.4 million in additional research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, we are no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling us to use such targets in our own proprietary development programs.

The sanofi-aventis collaboration agreement provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement.

The terms of our collaboration agreement with sanofi-aventis placed certain restrictions upon us. Subject to pre-existing obligations under our other collaboration agreements that were in effect at the time we signed the collaboration agreement with sanofi-aventis, (i) we may only enter into a specified number of additional single target collaboration agreements during the term of the collaborative research program, and (ii) during the term of the collaborative research program and for a specified period thereafter, we are prohibited from entering into any single target license, other than with sanofi-aventis, related to use of our TAP technology with any taxane effector molecule. Targets developed within this collaboration can lead to the creation of new collaboration products that potentially can be additional sources of milestone payments and royalties to us. Whether or not sanofi-aventis elects to pursue development of compounds to these targets depends on factors that include perceived commercial opportunity, compatibility with other sanofi-aventis programs, internal business policies, and the number of targets already accepted.

Additionally, the terms of the collaboration agreement allow sanofi-aventis to terminate our participation in the research program and/or our co-promotion rights if there is a change of control of our company.

In October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we are entitled to a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement.

In December 2006, sanofi-aventis entered into an option agreement with us that provides them the right to gain expanded and extended access to our TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies that target receptors not included in the existing research collaboration between the companies-with certain restrictions-and to license the right to use our technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement.

Genentech, Inc.

In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin), that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize TAP compounds with antibodies that target HER2. Genentech will be responsible for manufacturing, product development and marketing of any products resulting from the agreement. We will be reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. Assuming all benchmarks are met under this agreement, we will receive $37.5 million in milestone payments under this agreement. On January 27, 2006, Genentech notified us that the IND application for trastuzumab-DM1 application submitted by Genentech to the FDA had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. On May 4, 2006, we amended this agreement. This amendment increases the potential milestone payments to us under this agreement by $6.5 million to $44 million and the potential royalties to us on any HER2-targeting TAP compound that may be developed by Genentech, including trastuzumab-DM1. Genentech began Phase II evaluation of trastuzumab-DM1 in July 2007 and we earned a $5 million milestone payment with this event.

We entered into another agreement with Genentech in May 2000. This second collaboration provides Genentech with broad access to our maytansinoid technology for use with Genentech antibodies that target other (non-HER2) receptors. This agreement provides Genentech with a license to utilize our maytansinoid technology in its antibody product research efforts and an option to obtain product licenses to use our maytansinoid technology with antibodies that target a limited number of antigens over the agreement’s five-year term. Under this agreement, we received a non-refundable technology access fee of $3 million in May 2000. This agreement provides for payments for each antigen target licensed based on Genentech’s achievement of milestones and royalties on net sales of resulting products, if and when such sales commence. Genentech renewed this agreement for the one subsequent three-year period allowed in April 2005 for an additional technology access fee of $2 million.

Under this agreement, in April 2005, July 2005 and December 2005, Genentech licensed exclusive rights to use our maytansinoid TAP technology with antibodies that target three undisclosed receptors. Under the terms defined in the 2000 “access” agreement, we received a $1 million license fee for each license, and are entitled to receive $38 million in milestone payments. We are also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

Biogen Idec, Inc.

On October 1, 2004, we entered into a development and license agreement with Biogen Idec, Inc. Under the terms of the agreement, Biogen Idec received exclusive worldwide rights to develop and commercialize anticancer therapeutics using antibodies to the tumor cell target Cripto and a maytansinoid cell-killing agent developed by us. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, we received from Biogen Idec an upfront payment of $1 million upon execution of the agreement. This upfront amount is subject to credit, as defined under the agreement, if Biogen Idec does not submit certain regulatory filings by June 30, 2008. As a result, we have deferred the amount subject to credit until this deadline lapses or upon the occurrence of the regulatory filing. Thereafter, we will recognize the fee over the estimated remaining period of substantial involvement. Assuming all benchmarks are met, we could receive up to $42 million in milestone payments under this agreement. We will also receive compensation from Biogen Idec for product development research done on its behalf, as well as for the production of preclinical and clinical materials.

Biotest AG

On July 7, 2006, we entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use our TAP technology with antibodies that target a specific receptor to create anticancer therapeutics. Under the agreement, we received a $1 million upfront payment upon execution of the agreement, and could potentially receive up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. We will receive payments for manufacturing any preclinical and clinical materials made at the request of Biotest. The agreement also provides us with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and the milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

Centocor, Inc.

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

Amgen, Inc. (formerly Abgenix, Inc.)

In September 2000, we entered into a collaboration agreement with Abgenix (now Amgen). The agreement provides Amgen with access to our maytansinoid technology for use with their antibodies and the ability to acquire both exclusive and nonexclusive options to obtain product licenses for antigen targets. Each option has a specified option period during which Amgen may obtain a product license. Under this agreement, Amgen has the right to extend each option period by a specified amount of time in exchange for an extension fee. We received a total of $5 million in technology access fee payments under this agreement and are entitled to potential milestone payments and royalties on net sales of resulting products, if and when such sales commence. In addition, on September 7, 2000, Abgenix purchased $15 million of our common stock in accordance with the agreement. We understand that these shares were sold in fiscal 2006. Our agreement with Amgen will terminate upon expiration of the 10-year term plus any exercised option extension periods during which Amgen has access to our technology. On April 27, 2007, we granted Amgen a non-exclusive option to a specific target, expiring on October 27, 2008. In consideration for this non-exclusive option, Amgen paid us a nominal option fee.

Vernalis (formerly British Biotech plc)

In August 2003, Vernalis completed its acquisition of British Biotech. In connection with this acquisition, the merged company, called Vernalis plc, announced that it intended to review its merged product candidate portfolio, including its collaboration with us. After discussion with Vernalis, in January 2004, we announced that we would take over further development of huN901-DM1, including the advancement of huN901-DM1 in our own clinical trials. Pursuant to the terms of the termination agreement executed on January 7, 2004, Vernalis, which relinquished its rights to the product candidate, would, at its own expense, complete Study 002 and was responsible for Study 001 through June 30, 2004. On December 15, 2005, we executed an agreement to amend the residual obligation terms of the January 7, 2004 Termination Agreement with Vernalis. Under the terms of the amendment, we assumed responsibility for Study 002 as of December 15, 2005, including the cost of its completion. Under the amendment, Vernalis paid us $365,000 in consideration of the expected cost of the obligations assumed by us under the amendment.

In-Licenses

From time to time we may in-license certain rights to targets or technologies, in conjunction with our internal efforts to develop both TAP and naked-antibody products and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Other Licenses

We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our product candidates. These licenses include rights to certain antibodies, software used in antibody development and apoptosis (programmed cell death) technology.

Other Agreements

BioInvent International AB

In June 2001, we entered into a monoclonal antibody supply agreement with BioInvent International AB. Under the terms of the agreement, BioInvent agreed to perform process qualification and manufacture one of our antibodies pursuant to cGMP regulations. Under the terms of the agreement, we pay a stated price per gram of antibody, adjustable based upon production volumes.

In June 2006, we entered into an additional supply agreement with BioInvent to produce additional quantities of an antibody pursuant to cGMP regulations. Under the terms of the agreement, we agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

Diosynth RTP, Inc.

In August 2005, we entered into a bioprocessing services agreement with Diosynth RTP, Inc. Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of our product candidates pursuant to cGMP regulations. Under the terms of the agreement, we agreed to pay Diosynth a stated price for the technology transfer and process development.

Laureate Pharma, L.P.

In April 2004, we entered into an antibody supply agreement with Laureate Pharma, L.P. Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of our antibodies pursuant to cGMP regulations. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

In December 2005, we entered into a second antibody supply agreement with Laureate to produce additional quantities of the antibody pursuant to cGMP regulations. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the second agreement. In January 2007, the agreement was amended to provide additional quantities of the antibody at a stated price per manufactured batch of antibody.

Società Italiana Corticosteroidi S.r.l (SICOR)

Effective November 2004, we entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of our TAP product candidates. Under the terms of the agreement, we agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. On June 21, 2006, we amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR also provides preparatory activities in order to scale-up the production of ansamitocin P3, a precursor to DM1 and DM4, collectively DMx, in anticipation of large-scale production of ansamitocin P3 to be used in TAP compounds for later-stage clinical trials and commercialization.

On April 30, 2007, we entered into a manufacturing agreement with SICOR. Under the terms of the agreement, SICOR agreed to produce a certain number of cGMP compliant batches of DMx which are used in the production of TAP compounds. Under the terms of the agreement, we agreed to pay SICOR five million Euros for these cGMP compliant batches of DMx through completion of the contract in early 2008. The DMx produced will be used by us in our development programs and be available for sale to our collaborative partners.

Patents, Trademarks and Trade Secrets

We seek patent protection for our proprietary technologies, product candidates, and related innovations in the U.S., Europe, Japan and elsewhere. Patents that have been issued to us in the U.S. include the following: claiming a process for the preparation of certain maytansinoids; claiming methods of preparation of conjugates composed of maytansinoids and cell-binding agents; claiming composition and use of novel taxanes; claiming conjugates composed of taxanes and cell-binding agents; and a method of antibody humanization. In many cases, we have received comparable patents outside the U.S.

We have also submitted additional patent applications in the U.S., Europe, Japan, and elsewhere covering proprietary small drug derivatives, methods of attachment to antibodies, TAP compounds, antibody compounds and use of some of these product candidates and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot provide assurance, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

In addition, many of the processes and much of the know-how that are important to us depend upon the skills, knowledge and experience of our key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors and collaborators enter into confidentiality agreements with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. We cannot provide assurance, however, that these agreements will provide adequate or any meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know-how or other proprietary information.

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. Two companies, Wyeth and Seattle Genetics, Inc., have programs through which a cell-killing agent is linked to an antibody. Many of these companies and institutions also compete with us in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. In addition, monoclonal antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, additional monoclonal antibodies may compete with our product candidates. In addition, other companies have created or have programs to create potent cell-killing agents for attachment to antibodies. These companies may compete with us for technology out-license arrangements.

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

•       the use of gene therapy to deliver genes to regulate gene function; and

•       the use of therapeutic vaccines.

Regulatory Matters

Our product candidates are regulated in the U.S. by the FDA in accordance with the U.S. Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that huC242-DM4, huN901-DM1 and other TAP compounds developed by us or our collaborators will be reviewed by the FDA’s Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the U.S. must be registered with the FDA.

The steps required before a new drug may be marketed in the U.S. include:

(1)         Performance of preclinical laboratory, animal, and formulation studies;

(2)         The submission to the FDA of an IND application, which must become effective before clinical trials may commence;

(3)         The completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

(4)         The submission of a New Drug Application to and its acceptance by the FDA; and

(5)         FDA approval of the New Drug Application, including approval of product labeling and advertising.

Even if we, or our collaborators, obtain regulatory approvals for our product candidates, our products and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA’s cGMP regulations. In complying with cGMP regulations, manufacturers must expend funds, time and effort in the areas of production, quality control and recordkeeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

The regulatory considerations that have potential impact on the future marketing of our product candidates are summarized below.

Clinical Trials Process

Before a new drug may be sold in the U.S. and other countries, clinical trials of the product candidate must be conducted and the results submitted to the appropriate regulatory agencies for approval.

In the U.S., these clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy and optimal dosages and to expand the safety profile. In Phase III, large-scale comparative trials are conducted in patients with the target disease to provide sufficient data for the proof of efficacy and safety required by federal regulatory agencies. In the case of drugs for cancer and other life-threatening diseases, Phase I human testing usually is performed in patients with advanced disease rather than in healthy volunteers.

We intend to conduct clinical trials not only in accordance with FDA regulations, but also within guidelines established by other applicable agencies and committees. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product candidate in those countries. Regulatory approval in other countries is obtained through the various regulatory bodies governing pharmaceutical sales in those individual countries. We intend to rely on foreign licensees to obtain regulatory approvals to market our product candidates in foreign countries.

Regulatory approval takes a number of years and involves the expenditure of substantial resources. Approval times also depend on a number of factors including, but not limited to, the severity of the disease in question, the availability of alternative treatments and the risks and benefits of the product candidate demonstrated in clinical trials.

Orphan Drug Designation

The Orphan Drug Act of 1983 generally provides incentives to biotechnology and pharmaceutical companies to undertake development and marketing of products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the U.S. at the time of application for Orphan Drug designation.

We may pursue this designation with respect to product candidates intended for qualifying patient populations. A drug that receives Orphan Drug designation and is the first product of its kind to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the U.S. for that product claim.

New Drugs for Serious or Life-Threatening Illnesses

The FDA Modernization Act allows the designation of “Fast Track” status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. “Fast Track” procedures permit early consultation and commitment from the FDA regarding preclinical studies and clinical trials necessary to gain marketing approval. We may seek “Fast Track” status for some, or all, of our product candidates.

“Fast Track” status also incorporates initiatives announced by the President of the U.S. and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anticancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as had been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Research and Development Spending

During each of the three years ended June 30, 2007, 2006 and 2005, we spent approximately $45.8 million, $40.9 million and $30.5 million, respectively, on research and development activities. During the year ended June 30, 2007, approximately 55% of our full-time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration compared to 58% and 60% during the years ended June 30, 2006 and 2005, respectively.

Raw Materials and Manufacturing

We procure certain raw material components of finished conjugate, including antibodies, ansamitocin P3, DM1, DM4, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our major suppliers for these components include Laureate Pharma, L.P., DioSynth RTP, Inc., BioInvent International AB and Società Italiana Corticosteriodi S.r.l.

In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing preclinical and clinical materials on behalf of our collaborators based on the number of batches produced for our collaborators. We recently leased additional space for our manufacturing facility and are planning to expand and upgrade its capabilities.

Employees

As of June 30, 2007, we had 213 full-time employees, of whom 173 were engaged in research and development activities. Seventy-eight employees hold post-graduate degrees, of which 52 hold Ph.D. degrees and two hold M.D. degrees. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

We have entered into confidentiality agreements with all of our employees, members of our Board of Directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

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

We have generated operating losses since our inception. As of June 30, 2007, we had an accumulated deficit of $257.6 million. For the years ended June 30, 2007, 2006, and 2005, we generated losses of $19.0 million, $17.8 million and $11.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If our TAP technology does not produce safe, effective and commercially viable products, our business will be severely harmed.

Our TAP technology yields novel product candidates for the treatment of cancer. No TAP product candidate has obtained regulatory approval and all of them are in early stages of development. The most advanced TAP product candidate is in Phase II clinical testing. Our TAP product candidates and/or our collaborators’ TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only one compound that is a conjugate of an antibody and a cytotoxic small molecule that has obtained FDA approval and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborative partners’ product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. Our, as well as our collaborative partners’, most advanced product candidate is in Phase II clinical testing. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials of our product candidates for various reasons, including:

•       occurrence of unacceptable toxicities or side effects;

•       ineffectiveness of the product candidate;

•       insufficient drug supply;

•       negative or inconclusive results from the clinical trials, or results that necessitate additional studies or clinical trials;

•       delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•       delays in patient enrollment;

•       insufficient funding or a reprioritization of financial or other resources; or

•       other reasons that are internal to the businesses of our collaborative partners, which they may not share with us.

Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborative partners’ product candidates could severely harm our business.

We and our collaborative partners are subject to extensive government regulations and we and our collaborative partners may not be able to obtain necessary regulatory approvals.

We and our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborative partners, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the U.S. or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our or our collaborative partners’ product candidates may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our or our collaborative partners’ product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•       delay marketing of potential products for a considerable period of time;

•       limit the indicated uses for which potential products may be marketed;

•       impose costly requirements on our activities; and

•       place us at a competitive disadvantage to other pharmaceutical and biotechnology companies.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. Outside the U.S., our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. The foreign regulatory approval process includes similar risks to those associated with the FDA approval process. In addition, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

Our and our collaborative partners’ product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborative partners fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

Even if we or our collaborative partners receive regulatory approval to market a particular product candidate, the approval could be conditioned on us or our collaborative partners conducting costly post-approval studies or could limit the indicated uses included in product labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping related to the product remain subject to extensive regulatory requirements. We or our collaborative partners may be slow to adapt, or we or our collaborative partners may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

If we or our collaborative partners fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners’products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Any one of these could have a material adverse effect on our business or financial condition.

If our collaborative partners fail to perform their obligations under our agreements with them, or determine not to continue with clinical trials for particular product candidates, our business could be severely impacted.

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

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborative partners may devote to our product candidates. Our collaborative partners may separately pursue competing product candidates, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborative partners may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

•       a change in the collaborative partner’s strategic focus as a result of merger, management changes, adverse business events, or other causes;

•       a change in the priority of the product candidate relative to other programs in the collaborator’s pipeline;

•       a reassessment of the patent situation related to the compound or its target;

•       a change in the anticipated competition for the product candidate;

•       preclinical studies and clinical trial results; and

•       a reduction in the financial resources the collaborator can or is willing to apply to the development of new compounds.

Even if our collaborative partners continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborative partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborative partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of our products would be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business would be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have a material adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have a material adverse effect on our financial condition. In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. Under the terms of this agreement we are entitled to receive committed research funding totaling not less than $79.3 million over the full five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. From inception through the end of fiscal 2007, we have recorded $67.9 million of research and development support revenue under this agreement. As of June 30, 2007, we have $11.4 million of committed research funding remaining under this arrangement. At this time, there are no other current agreements that entitle us to committed research funding. As a result, we expect our research and development revenue to decline in future years. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, its continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If our collaborative partners’ requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be adversely affected.

We procure certain components of finished conjugate, including ansamitocin P3, DM1, DM4, and linker, on behalf of our collaborators. In order to meet our commitments to our collaborative partners, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborative partners. If our collaborative partners do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses. For example, in February 2005, Boehringer Ingelheim discontinued development of bivatuzumab mertansine and in January 2006, Millennium discontinued development of MLN2704. In the periods subsequent to these discontinuations, we had significantly reduced demand for conjugated material which adverseley impacted our financial results. Specifically, the discontinuation of bivatuzumab mertansine contributed to the decrease in clinical materials reimbursement in the year ended June 30, 2006.

In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is charged to the cost of producing clinical materials on behalf of our collaborative partners based on the number of batches produced for our collaborators. If we produce fewer batches of clinical materials for our collaborators, a smaller amount of the cost of operating the conjugate manufacturing facility will be charged to our collaborative partners and our financial condition could be adversely affected.

If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, the inability to procure additional antibody in a timely manner could impair our ability to initiate or advance our clinical trials.

We rely on third-party suppliers to manufacture antibodies used in our own proprietary product candidates. Due to the specific nature of the antibody, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials.

We will rely on one third-party manufacturer with more commercial production experience to produce our cell-killing agents, DM1 and DM4.

We rely on third-party suppliers to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4 are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we are in the process of transitioning from our original supplier of ansamitocin P3, as well as our single supplier that converts ansamitocin P3 to DMx, to one larger company with more commercial production experience. We believe we have ample inventory of DMx in place to meet the anticipated demands by us and our collaborative partners during the transition period. Should there be a serious problem with the transition to the new manufacturer, however, we would not be able to immediately obtain material from our original suppliers and our ability to produce TAP compounds could be significantly impacted. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical studies and clinical trials of our product candidates and our collaborators’ product candidates, which could negatively affect our business.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners’ potential products.

Currently, we have only one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and our collaborative partners for preclinical studies and early-stage clinical testing. We do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. We are currently in the process of developing our relationships with third-party manufacturers that we believe will be necessary to continue the development of our product candidates. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

In addition to the outsourcing of manufacturing, we may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for later-stage clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture our and our collaborative partners’ product candidates for clinical testing.

Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for companies licensing our TAP technology. We manufacture this material, as well as material for our own product candidates, in our conjugate manufacturing facility. We only have one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

In April 2008, we plan to move operations currently located in Cambridge, MA to laboratory and office space in Waltham, MA. Any prolonged or significant disruption in research activities caused by the relocation could impair our ability to advance our own, as well as our collaborative partner’s product candidates.

Effective July 27, 2007, we entered into a lease agreement for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We plan to occupy the space on April 1, 2008 and intend to use the space for our corporate headquarters and other operations currently located in Cambridge, MA. Our current laboratory space contains specialized equipment used for various research activities. Proper planning will be necessary to ensure a smooth transition between facilities. However, any prolonged or significant disruption in research activities that results from the relocation could have a significant negative impact on our ability to advance our own, as well as our collaborators, product candidates, and may negatively impact our business relationships with our collaborators.

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

Regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sales price of a drug before it can be marketed. Some countries restrict the physicians that can authorize the use of more expensive medications. Some countries establish treatment guidelines to help limit the use of more expensive therapeutics and the pool of patients that receive them. In some countries, including the U.S., third-party payers frequently seek discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for any products that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve profitability would be affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the U.S. have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

If our product candidates or those of our collaborative partners do not gain market acceptance, our business will suffer.

Even if clinical trials demonstrate the safety and efficacy of our and our collaborative partners’ product candidates and the necessary regulatory approvals are obtained, our and our collaborative partners’ product candidates may not gain market acceptance among physicians, patients, healthcare payors and other members of the medical community. The degree of market acceptance of any product candidates that we or our collaborative partners develop will depend on a number of factors, including:

•       their degree of clinical efficacy and safety;

•       their advantage over alternative treatment methods;

•       our/the marketer’s and our collaborative partners’ ability to gain acceptable reimbursement and the reimbursement policies of government and third-party payors; and

•       the quality of the distribution capabilities for product candidates, both ours and our collaborative partners.

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

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Wyeth and Seattle Genetics, Inc. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

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

Also, patents and applications owned or licensed by us may become the subject of interference proceedings before the U.S. Patent and Trademark Office to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or a challenge could result in limitations of the patents’ coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

In addition to our patent rights, we also rely on unpatented technology, trade secrets, know-how and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know-how and confidential information. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

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

While we secure waivers from all participants in our clinical trials, the use of our product candidates during testing or after approval entails an inherent risk of adverse effects, which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

•       decreased demand for our product;

•       injury to our reputation and significant negative media attention;

•       withdrawal of clinical trial volunteers;

•       costs of litigation;

•       distraction of management; and

•       substantial monetary awards to plaintiffs.

We may not have sufficient resources to satisfy any liability resulting from these claims. We currently have $5 million of product liability insurance for products which are in clinical testing. This coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborative partners begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. For example, our Senior Vice President, Corporate Development and Operations and our Executive Vice President, Science and Technology recently resigned to pursue other opportunities in the biotech/pharmaceutical field. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements, including committed research funding that we expect to receive from sanofi-aventis pursuant to the terms of our collaboration agreement, will be sufficient to meet our current and projected operating and capital requirements for at least the balance of fiscal 2008 and at least a portion of the following fiscal year. However, we may need additional financing sooner due to a number of factors including:

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

Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, as a result of market trends and as a result of our low stock price. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our TAP technology, new collaborations, and clinical advancement or discontinuation of product candidates that make use of our TAP technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly and/or annual operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter and year-to-year comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

The potential sale of additional shares of our common stock may cause our stock price to decline.

On July 11, 2007, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million shares of our common stock. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this Annual Report on Form 10-K.

Forward-looking statements in this report include, but are not limited to:

•       successfully finding and managing the relationships with collaborative partners;

•       the uncertainty as to whether our TAP compounds  or those of our collaborators will succeed in entering human clinical trials and uncertainty as to the results of such trials;

•       the risk that we and/or our collaborators may not be able to obtain regulatory approvals necessary to commercialize product candidates;

•       the potential development by competitors of competing products and technologies; uncertainty whether our TAP technology will produce safe, effective and commercially viable products;

•       our ability to successfully protect our intellectual property;

•       our reliance on third-party manufacturers to achieve supplies of our cell-killing agents, DM1 and DM4;

•       the risk that we may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products;

•       the adequacy of our liquidity and capital resources;

•       government regulation of our activities, facilities, products and personnel; the dependence on key personnel;

•       uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; and

•       the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this Annual Report on Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease approximately 37,700 square feet of laboratory and office space in a building located at 128 Sidney Street, Cambridge, MA. The 128 Sidney Street lease expires on March 31, 2008. We lease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, MA. The 148 Sidney Street lease expires on October 31, 2010. We lease approximately 7,000 square feet of space at 64 Sidney Street, Cambridge, MA for general and administrative purposes. The 64 Sidney Street lease expires on March 31, 2008. We also lease approximately 43,850 square feet of space in Norwood, MA, which serves as our conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2011, but we have the option to extend the lease for an additional five-year term pursuant to an amendment dated October 30, 2005. We believe that the manufacturing portion of the Norwood facility complies with all applicable cGMP regulations of the FDA.

Effective July 27, 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We plan to occupy the space around April 1, 2008 and intend to use this space for our corporate headquarters and other operations currently located in Cambridge, MA. The initial term of the lease is for twelve years with an option for us to extend the lease for two additional terms of five years. We intend to sublease approximately 15,000 square feet of laboratory and office space located at 148 Sidney Street, Cambridge, MA and approximately 12,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA.

Item 3.                        Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMGN.” The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$3.72	$2.84	$7.34	$5.82
Second Quarter	$5.61	$3.53	$7.29	$5.12
Third Quarter	$5.45	$4.29	$5.31	$3.99
Fourth Quarter	$6.17	$4.86	$4.41	$3.00

As of August 24, 2007, the closing price per share of our common stock was $4.64, as reported by NASDAQ, and we had approximately 569 holders of record of our common stock and, according to our estimates, approximately 14,600 beneficial owners of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

None.

Item 6.                        Selected Financial Data

The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2007. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Total revenues	$38,212	$32,088	$35,718	$25,956	$7,628
Total operating expenses	60,438	53,474	48,395	34,369	32,064
Other income, net	3,274	3,569	1,755	2,542	4,489
Income tax expense	35	17	29	46	35
Net loss	$(18,987)	$(17,834)	$(10,951)	$(5,917)	$(19,982)
Basic and diluted net loss per common share	$(0.45)	$(0.43)	$(0.27)	$(0.15)	$(0.48)
Basic and diluted weighted average common shares outstanding	41,759	41,184	40,868	40,646	41,912
Consolidated Balance Sheet Data:
Cash and marketable securities	$59,700	$75,023	$90,565	$94,610	$101,273
Total assets	80,421	94,128	110,132	122,630	118,032
Stockholders’ equity	58,401	72,350	86,842	97,137	102,680

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of targeted antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our Tumor-Activated Prodrug, or TAP, technology relates to the attachment of one of our proprietary, extremely potent small molecule cytotoxic, or cell-killing, agents to monoclonal antibodies that bind specifically to cancer cells. The antibody serves to target the cytotoxic agent specifically to cancer cells and the cytotoxic agent serves to kill the cells. Our TAP technology is designed to selectively kill cancer cells with limited damage to healthy tissue. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing by us or our collaborative partners contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or unconjugated, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc. (formerly Abgenix, Inc.), Biogen Idec, Biotest AG, Centocor, Inc. (a wholly-owned subsidiary of Johnson & Johnson), Genentech, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In July 2003, we entered into a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis). Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed within the collaboration during its research program term. Under the terms of the agreement, we also are entitled to receive committed research funding totaling not less than $79.3 million over the full five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. Through the end of fiscal 2007, we have earned $67.9 million of committed research funding for activities performed under the agreement, of which $18.9 million, $19.0 million, and $16.4 million was recognized during fiscal years 2007, 2006 and 2005, respectively. As of June 30, 2007, we have $11.4 million of committed research funding remaining under this arrangement.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million per antigen target. Through the end of fiscal 2007,  we have earned $4.5 million of the potential $30.0 million with the achievement of various milestones.

Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies. This license term ends on August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we are due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. We have deferred the $500,000 portion of the upfront payment we have already received and are recognizing this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with us that enables them to gain expanded access to our TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies to targets not included in the existing research collaboration between the companies-with certain restrictions-and to license the right to use the technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement, which we have deferred and are recognizing over the option period.

In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our TAP technology with antibodies to HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and royalties. Assuming all benchmarks are met under this agreement, we will receive $44 million in milestone payments under this agreement. In January 2006, Genentech notified us that the IND application for trastuzumab-DM1 application submitted by Genentech to the FDA had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. In July 2007, Genentech began Phase II evaluation of trastuzumab-DM1 and we earned a $5 million milestone payment with this event.

In July 2006, we entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use our TAP technology with antibodies that target a specific receptor to create anticancer therapeutics. Under the agreement, we received a $1 million upfront payment upon execution of the agreement, and could potentially receive up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. We will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides us with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and the milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of June 30, 2007, we had approximately $59.7 million in cash and marketable securities from $75.0 million in cash and marketable securities as of June 30, 2006.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements and inventory. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, we recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of our agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. We evaluate such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At June 30, 2007, we had the following four types of collaborative contracts with the parties identified below:

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

•       Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

•       Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

•       Non-exclusive license to our humanization technology:

sanofi-aventis

Generally, the foregoing collaboration agreements provide that we will (i) at the collaborator’s request, manufacture preclinical and clinical materials at our cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or twelve years after product launch. We are required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

Generally, upfront payments on single target licenses are deferred over the period of our substantial involvement during development. Our employees are available to assist the Company’s collaborators during the development of their products. We estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees. In the fiscal year ended June 30, 2007, this reassessment increased the recognition of license and milestone fees by approximately $56,000 from the prior year’s estimate. In the event that a single-target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

We defer upfront payments received from our broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and twelve years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target license to the collaborator, we defer the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event a broad license agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue is recognized when such milestones are achieved. In addition, we recognizes research and development support revenue from certain collaboration and development agreements based upon the level of research services performed during the period of the research agreement. Deferred revenue substantially represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where we have no continuing involvement, we will record non-refundable license fees as revenue upon receipt and will record revenue upon achievement of milestones by its collaborative partners.

We produce preclinical and clinical materials for its collaborators. We are reimbursed for our direct and overhead costs to produce clinical materials and, in some cases, direct and overhead costs plus a profit margin. We recognize revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

We also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for our direct and overhead costs of producing these materials or providing these services. We record the amounts received for the materials produced or services performed as a component of research and development support.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of DM1 and DM4, collectively referred to as DMx, and ansamitocin P3 in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to research and development expense. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve-month usage of DMx and ansamitocin P3 varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators’ projections could indicate that we have has additional excess DMx and/or ansamitocin P3 inventory and we would then evaluate the need to record further write-downs, which would be included as charges to cost of clinical materials reimbursed. In the fiscal year 2007 we did not incur any charges to cost of clinical materials reimbursed related to ansamitocin P3 and DMx inventory that we identified as excess based upon our inventory policy or write downs of ansamitocin P3 and DMx batches to their net realizable value.

Stock Compensation

As of June 30, 2007, we have one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. The compensation cost that has been incurred during each year ended June 30, 2007 and 2006 is $2.4 million.

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

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Net gains on forward contracts for the year ended June 30, 2007 were $112,000 and are included in the accompanying Consolidated Statement of Operations as other income. As of June 30, 2007, we had outstanding forward contracts with amounts equivalent to approximately $6.5 million (4.8 million in Euros), all maturing on or before March 27, 2008. As of June 30, 2006, there were no foreign currency forward contracts outstanding. We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Results of Operations

Revenues

Our total revenues for the year ended June 30, 2007 were $38.2 million compared with $32.1 million and $35.7 million for the years ended June 30, 2006 and 2005, respectively. The $6.1 million increase in revenues in fiscal 2007 from fiscal 2006 is primarily attributable to higher revenues from research development support and clinical materials reimbursement, as well as increases in license and milestone fees, as discussed below. The $3.6 million decrease in revenues from fiscal 2005 to fiscal 2006 is primarily attributable to lower revenues from clinical materials reimbursement, partially offset by higher revenues from research development support, as well as increases in license and milestone fees.

Research and development support was $25.5 million for the year ended June 30, 2007, $21.8 million for the year ended June 30, 2006. $18.4 million for the year ended June 30, 2005. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Centocor, and Genentech. Research and development support for the year ended June 30, 2007 also includes amounts earned for resources utilized under our development and license agreement with Biotest. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2007, 2006 and 2005 is included in the following table (in thousands):

	Year ended June 30,
	2007	2006	2005
Collaborative Partner:
sanofi-aventis	$18,916	$18,995	$16,394
Biogen Idec	447	672	402
Biotest	1,653	22	—
Centocor	418	1,446	622
Genentech	3,487	569	802
Other	565	145	199
Total	$25,486	$21,849	$18,419

Revenue from license and milestone fees for the year ended June 30, 2007 increased approximately $434,000 to $7.6 million from $7.2 million in the year ended June 30, 2006. Revenue from license and milestone fees for the year ended June 30, 2005 was $6.8 million. Included in license and milestone fees for the year ended June 30, 2007 was $2 million related to the achievement of a milestone under the sanofi-aventis agreement from the initiation of clinical testing of AVE1642, as well as amounts earned under the humanization license and option agreements with sanofi-aventis. Included in license and milestone fees for the year ended June 30, 2006 was $2 million related to the achievement of a milestone under the Genentech agreement from the initiation of clinical testing of trastuzumab-DM1, along with amounts earned under the three-year renewal of the broad access agreement with Genentech. Included in license and milestone fees for the year ended June 30, 2005 was $2.5 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of AVE9633 and for the preclinical advancement of SAR3419. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2007, 2006 and 2005 is included in the following table (in thousands):

	Year ended June 30,
	2007	2006	2005
Collaborative Partner:
Amgen (formerly Abgenix)	$406	$400	$471
Biogen Idec	88	45	—
Biotest	157	—	—
Boehringer Ingelheim	—	—	97
Centocor	113	159	83
Genentech	1,550	3,639	782
Millennium	653	508	443
sanofi-aventis	4,618	2,400	4,900
Total	$7,585	$7,151	$6,776

Deferred revenue of $13.8 million at June 30, 2007 represents payments received from our collaborators pursuant to our license and supply agreements with them, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $2.0 million to $5.1 million in the year ended June 30, 2007 compared to $3.1 million in the year ended June 30, 2006. We earned clinical materials reimbursement of $10.5 million during the year ended June 30, 2005. During the years ended

June 30, 2007, 2006 and 2005, we shipped clinical materials in support of a number of clinical trials including, for certain of these years, the bivatuzumab mertansine, MLN2704, trastuzumab-DM1 and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in fiscal 2007 as compared to fiscal 2006 is primarily related to the advancement of the clinical trials of trastuzumab-DM1, along with significant amounts of DM1 used in development efforts. The decrease in clinical materials reimbursement in fiscal 2006 as compared to fiscal 2005 is due to a reduction in demand primarily related to clinical material to support the now terminated Boehringer Ingelheim and Millennium programs. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of on-going clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

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

•       activities pursuant to our development and license agreements with various other collaborators;

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

Research and development expense for the year ended June 30, 2007 increased $4.9 million to $45.8 million from $40.9 million for the year ended June 30, 2006. Research and development expense was $30.5 million for the year ended June 30, 2005. The number of our research and development personnel increased to 177 for the year ended June 30, 2007 compared to 152 at June 30, 2006. We had 137 research and development personnel for the year ended June 30, 2005. Research and development salaries and related expenses increased by $3.3 million in the year ended June 30, 2007 compared to the year ended June 30, 2006 and increased by $3.5 million in the year ended June 30, 2006 compared to the year ended June 30, 2005. Included in salaries and related expenses for the years ended June 30, 2007 and 2006 is $1.4 million of stock compensation costs incurred with the adoption of Statement 123(R) on July 1, 2005. Also included in salaries and related expense for the year ended June 30, 2007 is $468,000 in severance costs related to the departure of two senior personnel, partially offset by the vacancies in those positions for balance of the year. Facilities expense, including depreciation, increased $533,000 during the year ended June 30, 2007 as compared to the same period in 2006 and increased $1.2 million in the year ended June 30, 2006 compared to the year ended June 30, 2005. The increase in facilities expense in 2007 was principally due to an increase in depreciation and amortization, an increase in salaries and related expenses, and higher utility costs. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our anticipated move from Cambridge in fiscal 2008, as well as new capital purchases. The increase in facilities expense in 2006 was principally due to the addition of two manufacturing suites placed in service during 2005. Also contributing to the increase in 2006 was an increase in administrative expenses primarily resulting from increased rent for the facilities, real estate taxes and operating expenses, and higher utility costs.

We are unable to accurately estimate which potential products, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or that we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or prevent our obtaining necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other factors, the clinical indications, the timing, size and dosing schedule of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impractical to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

	Year Ended June 30,
Research and Development	2007	2006	2005
Research and Development	$15,647	$13,943	$12,273
Preclinical and Clinical Testing	8,072	7,343	5,000
Process and Product Development	5,599	5,463	4,501
Manufacturing Operations	16,519	14,159	8,765
	$45,837	$40,908	$30,539

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our product candidates and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $1.7 million to $15.7 million in 2007 from 2006 and increased $1.7 million to $13.9 million in 2006 from 2005. The increase in research expenses in both 2007 and 2006 was primarily the result of an increase in salaries and related expenses, and to a lesser extent, facilities expense. The increase in salaries and related expenses was principally the result of an increase in personnel required to support our collaborators’ research programs. The increase in salaries and related expense in 2006 is also due to stock compensation costs incurred with the adoption of Statement 123(R) as of July 1, 2005.

Preclinical and Clinical Testing:   Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $729,000 to $8.1 million in 2007 from 2006 and $2.3 million to $7.3 million in 2006 from 2005. In 2007 and 2006 there were substantial increases in salaries and related expense, the result of an increase in personnel to support both our own as well as our collaborators’ preclinical and clinical activities, as well as salary increases, and for the increase in 2006, stock compensation costs incurred with the adoption of Statement 123(R) as of July 1, 2005. Contract service expense increased substantially in 2007 due principally to various toxicity studies related to huC242-DM4 and huN901-DM1. Clinical trial costs increased in 2006 due to the advancement of our own clinical programs.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased approximately $136,000 to $5.6 million in 2007 from 2006 and increased approximately $962,000 to $5.5 million in 2006 from 2005. The increases in 2007 and 2006 are primarily the result of an increase in salaries and related expenses due to increases in personnel to support our own as well as our collaborators’ development activities, and to a lesser extent, facilities expense. The increase in salaries and related expenses in 2006 is also due to stock compensation costs incurred with the adoption of Statement 123(R) as of July 1, 2005. Partially offsetting these increases in 2007, contract service expense decreased significantly due principally to a decrease in process development costs related to ansamitocins P3 and DMx.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying Statement of Operations. Manufacturing operations expense increased $2.4 million to $16.5 million in 2007 from 2006 and increased $5.4 million to $14.2 million in 2006 from 2005. The increase in 2007 was primarily the result of (i) an increase in contract service expense substantially due to higher development costs with contract manufacturing organizations for the potential production of later-stage materials; (ii) an increase in salaries and related expenses due to an increase in personnel, as well as salary increases; (iii) an increase in consulting fees; and (iv) an increase in the cost of disposable and chemical supplies due to increased production, batch scale, and pricing. Partially offsetting these increases was higher overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the year. The increase in 2006 as compared to 2005 was primarily the result of (i) an increase in salaries and related expenses due to an increase in personnel, along with stock compensation costs incurred with the adoption of Statement 123(R) as of July 1, 2005, (ii) an increase in contract service expense substantially due to higher antibody purchases as well as development costs with contract manufacturing organizations for the potential production of later-stage materials, (iii) lower overhead utilization from the manufacture of clinical materials on behalf of our collaborators, (iv) an increase in facilities expense related to the addition of two manufacturing suites that were placed into service during the prior fiscal year, and (v) an increase in administrative expense resulting primarily from increases in freight in, electricity, and recruiting fees. Partially offsetting these increases was the use of material that was reserved as excess in prior fiscal years.

Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $6.7 million in 2007, $7.1 million in 2006, and $1.3 million in 2005. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

During fiscal 2005, we recorded research and development expenses of $2.3 million related to ansamitocin P3 and DMx inventory that we identified as excess based upon our inventory policy. We did not incur any similar expenses in fiscal 2007 or 2006. Reserve requirements for excess quantities of ansamitocin P3 and DMx are principally determined based on our collaborators’ forecasted demand compared to our inventory position. Due to lead times required to secure material and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. See “Inventory” within our Critical Accounting Policies above for further discussion of our inventory reserve policy.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2007 increased $1.1 million to $11.0 million from $9.9 million for the year ended June 30, 2006. General and administrative expenses for the year ended June 30, 2005 were $8.6 million. The increase in 2007 as compared to 2006 was primarily the result of (i) an increase in salaries and related expenses due to salary increases; (ii) an increase in consulting fees; (iii) an increase in directors fees due principally to the change in payout structure; (iv) an increase in patent costs resulting from expanded filings; (v) an increase in legal fees resulting primarily from lease activity; and (vi) an increase in recruiting fees to fill open positions on our board of directors and within our company. The increases in 2006 primarily relate to increases in salaries and related expenses, and expanded patent filings. Salaries and related expenses increased due to an increase in personnel, along with stock compensation costs incurred with the adoption of Statement 123(R) as of July 1, 2005.

Interest Income

Interest income for the years ended June 30, 2007 and 2006 was $3.3 million. Interest income for the year ended June 30, 2005 was $1.8 million. The increase in interest income from fiscal 2007 and fiscal 2006 to fiscal 2005 is primarily the result of higher yields on investments tied to market rates partially offset by the lower average investable balances in each of the last three years.

Net Realized Losses on Investments

Net realized losses on investments were $1,000, $28,000, and $81,000, for the years ended June 30, 2007, 2006, and 2005, respectively. The net realized losses in 2007, 2006, and 2005 are attributable to the timing of investment sales.

Other Income

Other income for the year ended June 30, 2007 decreased $311,000 to $9,000 as compared to an increase of $313,000 for the year ended June 30, 2006. During the year ended June 30, 2006, we recorded as other income $365,000 for consideration of the expected cost of the obligations assumed by us resulting from the Amendment to the January 7, 2004 Termination Agreement executed by us and Vernalis. Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete Study 002 for huN901-DM1. Offsetting this amount, we incurred foreign currency translation expenses related to obligations with non-U.S. dollar-based suppliers. Other income for the year ended June 30, 2005 was $8,000.

Liquidity and Capital Resources

	June 30,
	2007	2006
	(In thousands)
Cash and short-term investments	$59,700	$75,023
Working capital	57,766	73,821
Stockholders’ equity	58,401	72,350
Cash used for operating activities	(15,781)	(14,281)
Cash provided by investing activities	19,423	14,521
Cash provided by financing activities	2,150	1,150

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of June 30, 2007, we had approximately $59.7 million in cash and marketable securities. Net cash used in operations was $15.8 million, $14.3 million and $2.1 million during the years ended June 30, 2007, 2006 and 2005, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in operational cash use from fiscal 2005 to fiscal 2006 and fiscal 2007 is principally due to the increased net loss, as a result of increased research and development costs and general and administrative expenses compared to the previous years, without the benefit of the reduction in working capital that occurred in fiscal 2005.

Net cash provided by investing activities was $19.4 million and $14.5 million for the years ended June 30, 2007 and 2006, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Net cash used for investing activities was $1.8 million for the year ended June 30, 2005 and represents cash outflows for capital expenditures partially offset by proceeds from the sales and maturities of marketable securities. Capital expenditures were $2.0 million, $2.1 million and $2.4 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Capital expenditures for the years ended June 30, 2007 and 2006 consisted primarily of laboratory equipment. For the year ended June 30, 2005, capital expenditures consisted primarily of capacity and capability expansion at our existing conjugate manufacturing facility located in Norwood, Massachusetts.

Net cash provided by financing activities was $2.2 million, $1.2 million and $529,000 for the years ended June 30, 2007, 2006 and 2005, respectively, which represents the proceeds from the exercise of 870,000, 454,000 and 231,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments, including committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for at least the balance of fiscal 2008 and at least a portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

On July 11, 2007, we filed a Registration Statement on Form S-3 (Registration No. 333-144488) with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million shares of our common stock.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligation(1)	$61,107	$1,173	$14,143	$9,918	$35,873
Other operating lease obligations	7,761	3,177	4,584	—	—
Purchase obligations	8,308	8,308	—	—	—
Total	$77,176	$12,658	$18,727	$9,918	$35,873

       (1) Lease agreement was signed on July 27, 2007.

We intend to sublease approximately 15,000 square feet of laboratory and office space located at 148 Sidney Street, Cambridge, MA and approximately 12,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. However, we have not included estimated sublease income in the table above.

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF, Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (our fiscal year 2009). The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. We do not believe the adoption of EITF 07-3 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have evaluated the effects of adopting Statement 159, and we currently do not believe the adoption will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or Statement 157, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the U.S., and expands disclosures about fair value measurements. Statement 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have evaluated the effects of adopting Statement 157, and we do not currently believe the adoption will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN48, which applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, or Statement 109. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in Statement 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We have evaluated the effects of adopting FIN 48 and we do not believe the adoption will have a material impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

None.

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

Our market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts. Generally, these contracts provide that we receive certain foreign currencies and pay U.S. dollars at specified exchange rates at specified future dates.

Item 8.                        Financial Statements and Supplementary Data

IMMUNOGEN, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Boston, Massachusetts
August 28, 2007

IMMUNOGEN, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND JUNE 30, 2006
In thousands, except per share amounts

	June 30, 2007	June 30, 2006
ASSETS
Cash and cash equivalents	$10,605	$4,813
Marketable securities	49,095	70,210
Accounts receivable	1,536	1,569
Unbilled revenue	5,980	5,419
Inventory	3,267	1,235
Prepaid and other current assets	1,571	1,298
Total current assets	72,054	84,544
Property and equipment, net of accumulated depreciation	8,149	9,319
Other assets	218	265
Total assets	$80,421	$94,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,226	$1,346
Accrued compensation	1,213	925
Other accrued liabilities	4,476	3,129
Current portion of deferred revenue	6,373	5,323
Total current liabilities	14,288	10,723
Deferred revenue, net of current portion	7,402	10,705
Other long-term liabilities	330	350
Total liabilities	22,020	21,778
Commitments and contingencies (Note H)
Stockholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 42,346 shares and 41,474 shares as of June 30, 2007 and 2006, respectively	423	414
Additional paid-in capital	315, 621	310,851
Accumulated deficit	(257,548)	(238,561)
Accumulated other comprehensive loss	(95)	(354)
Total stockholders’ equity	58,401	72,350
Total liabilities and stockholders’ equity	$80,421	$94,128

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Year Ended June 30,
	2007	2006	2005
Revenues:
Research and development support	$25,486	$21,849	$18,419
License and milestone fees	7,585	7,151	6,776
Clinical materials reimbursement	5,141	3,088	10,523
Total revenues	38,212	32,088	35,718
Operating Expenses:
Cost of clinical materials reimbursed	3,572	2,668	9,236
Research and development	45,837	40,908	30,539
General and administrative	11,029	9,898	8,620
Total operating expenses	60,438	53,474	48,395
Loss from operations	(22,226)	(21,386)	(12,677)
Other income (expense), net	3,274	3,569	1,755
Loss before provision for income taxes	(18,952)	(17,817)	(10,922)
Provision for income taxes	35	17	29
Net loss	$(18,987)	$(17,834)	$(10,951)
Basic and diluted net loss per common share	$(0.45)	$(0.43)	$(0.27)
Basic and diluted weighted average common shares outstanding	41,759	41,184	40,868

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

	Common Stock		Additional Paid-In	Deferred	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’	Comprehensive Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity	(Loss)
Balance at June 30, 2004	40,787	$408	$306,670	$(63)	$(209,776)	$(102)	$97,137
Unrealized (losses) gains on marketable securities, net	—	—	—	—	—	8	8	8
Net loss for the year ended June 30, 2005	—	—	—	—	(10,951)	—	(10,951)	(10,951)
Stock options exercised	231	2	526	—	—	—	528	—
Issuance of stock for directors’ compensation	2	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	35	—	—	35	—
Compensation for stock options	—	—	74	—	—	—	74	—
Recapture and reversal of compensation expense for stock options related to terminated employees	—	—	(4)	15	—	—	11	—
Balance at June 30, 2005	41,020	$410	$307,266	$(13)	$(220,727)	$(94)	$86,842
Comprehensive loss								$(10,943)
Unrealized (losses) gains on marketable securities	—	—	—	—	—	(260)	(260)	(260)
Net loss for the year ended June 30, 2006	—	—	—	—	(17,834)	—	(17,834)	(17,834)
Stock options exercised	454	4	1,146	—	—	—	1,150	—
Compensation for stock options	—	—	2,452	—	—	—	2,452	—
Reversal of deferred compensation	—	—	(13)	13	—	—	—	—
Balance at June 30, 2006	41,474	$414	$310,851	$—	$(238,561)	$(354)	$72,350
Comprehensive loss								$(18,094)
Unrealized (losses) gains on marketable securities	—	—	—	—	—	259	259	259
Net loss for the year ended June 30, 2007	—	—	—	—	(18,987)	—	(18,987)	(18,987)
Stock options exercised	870	9	2,141	—	—	—	2,150	—
Compensation for stock options	—	—	2,348	—	—	—	2,348	—
Directors’ compensation	—	—	281	—	—	—	281	—
Shares issued upon resignation of director	2	—	—	—	—	—	—	—
Balance at June 30, 2007	42,346	$423	$315,621	$—	$(257,548)	$(95)	$58,401
Comprehensive loss								$(18,728)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:	$(18,987)	$(17,834)	$(10,951)
Net loss
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,153	2,688	2,222
(Gain) loss on disposal of fixed assets	(1)	(1)	39
Loss on sale of marketable securities	1	28	81
Gain on forward contracts	(112)
Stock and deferred share unit compensation	2,540	2,424	176
Deferred rent	69	53	5
Change in operating assets and liabilities:
Accounts receivable	33	(151)	3,446
Unbilled revenue	(561)	(384)	615
Inventory	(2,032)	285	5,118
Prepaid and other current assets	(193)	100	(571)
Other assets	47	48	19
Accounts payable	880	(753)	(47)
Accrued compensation	288	197	156
Other accrued liabilities	1,347	1,802	(37)
Deferred revenue	(2,253)	(2,783)	(2,336)
Net cash used for operating activities	(15,781)	(14,281)	(2,065)
Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	297,690	553,396	1,067,761
Purchases of marketable securities	(276,318)	(536,752)	(1,067,135)
Purchases of property and equipment	(1,982)	(2,126)	(2,435)
Proceeds from settlement of forward contracts	32
Proceeds from sale of fixed assets	1	3	—
Net cash provided by (used for) investing activities	19,423	14,521	(1,809)
Cash flows from financing activities:
Proceeds from stock options exercised	2,150	1,150	529
Net cash provided by financing activities	2,150	1,150	529
Net change in cash and cash equivalents	5,792	1,390	(3,345)
Cash and cash equivalents, beginning balance	4,813	3,423	6,768
Cash and cash equivalents, ending balance	$10,605	$4,813	$3,423
Supplemental disclosure:
Cash paid for income taxes	$34	$17	$35

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

A.                Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company continues to research and develop its various product candidates and technologies and does not expect to derive revenue from commercial product sales within the near future. It is anticipated that the Company’s existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for at least the balance of fiscal 2008 and at least a portion of the next fiscal year. However, if the Company is unable to achieve future milestones under its collaborative agreements (see Note C) or raise additional capital, the Company may be required to defer or limit some or all of its research, development and/or clinical projects.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple elements which typically include non-refundable

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At June 30, 2007, the Company had the following four types of collaborative contracts with the parties identified below:

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

•       Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

•       Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

•       Non-exclusive license to the Company’s humanization technology, which was developed to enable antibodies initially of murine origin to appear to be human to the human immune system:

sanofi-aventis

Generally, the foregoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or twelve years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

Generally, upfront payments on single target licenses are deferred over the period of the Company’s substantial involvement during development. The Company’s employees are available to assist the Company’s collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

substantial involvement over which the Company amortizes its upfront license fees. In the fiscal year ended June 30, 2007, this reassessment increased the recognition of license and milestone fees by approximately $56,000 from the prior year’s estimate. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

The Company defers upfront payments received from its broad licenses over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and twelve years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single target license, as discussed above. In the event a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue is recognized when such milestones are achieved. In addition, the Company recognizes research and development support revenue from certain collaboration and development agreements based upon the level of research services performed during the period of the research agreement. Deferred revenue substantially represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where the Company has no continuing involvement, the Company will record non-refundable license fees as revenue upon receipt and will record revenue upon achievement of milestones by its collaborative partners.

The Company produces preclinical and clinical materials for its collaborators. The Company is reimbursed for its direct and overhead costs to produce clinical materials and, in some cases, direct and overhead costs plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the materials produced or services performed as a component of research and development support.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at June 30, 2007 and 2006 is summarized below (in thousands):

	June 30,
	2007	2006
Raw materials	$1,070	$—
Work in process	2,197	1,235
Total	$3,267	$1,235

All Tumor-Activated Prodrug (TAP) product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4 (collectively referred to as DMx) are both manufactured from a precursor, ansamitocin P3.

Inventory cost is stated net of write-downs of $1.4 million and $2.9 million as of June 30, 2007 and June 30, 2006, respectively. The write-downs represent the cost of DMx and ansamitocin P3 that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

Due to yield fluctuations, the actual amount of ansamitocin P3 and DMx that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of ansamitocin P3 and/or DMx produced could be more than is required to support the development of the Company’s and its collaborators’ product candidates. Such excess supply, as determined under the Company’s inventory reserve policy, is charged to cost of clinical materials reimbursed.

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’ actual manufacturing orders and their projections could result in usage of DMx and ansamitocin P3 varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is contractually required to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

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

c)               the Company considers more than a twelve month supply of ansamitocin P3 and/or DMx that is not supported by firm, fixed orders or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess ansamitocin P3 or DMx inventory with a corresponding charge to cost of clinical materials reimbursed; and

d)              the Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the DMx and ansamitocin P3 inventory at each reporting period.

In the year ended June 30, 2005, the Company recorded as research and development expense $2.3 million of ansamitocin P3 and DMx that the Company identified as excess based upon the Company’s inventory policy as described above. No additional amounts were recorded during the fiscal years ended June 30, 2007 and 2006 related to excess inventory, as a substantial amount of the Company’s on-hand supply of DMx and ansamitocin P3 was fully reserved. However, in the year ended June 30, 2006, the Company recorded $153,000 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. Increases in the Company’s on-hand supply of DMx or ansamitocin P3, or a reduction to the Company’s collaborators’ projections could result in significant changes in the Company’s estimate of the net realizable value of such DMx and ansamitocin P3 inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess DMx and/or ansamitocin P3 inventory and the Company would then evaluate the need to record further write-downs, included as charges to cost of clinical materials reimbursed.

Unbilled Revenue

The majority of the Company’s unbilled revenue at June 30, 2007 and 2006 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis and license agreement with Biotest that the Company has not yet invoiced; (iii) research funding earned based on actual resources utilized under the Company’s development, license and service agreements with Biogen Idec, Centocor and Genentech; and (iv) DMx used in preclinical activities that the Company has not yet invoiced.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

Other Accrued Liabilities

Other accrued liabilities consisted of the following at June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Accrued contract payments	$3,257	$1,820
Other current accrued liabilities	348	540
Accrued professional services	471	407
Accrued employee benefits	251	208
Accrued public reporting charges	149	154
Total	$4,476	$3,129

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

•       activities pursuant to our development and license agreements with various other collaborators;

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

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with two financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of U.S. Treasury bonds, high-grade corporate bonds, asset-backed and U.S.government agency securities, banknotes and commercial paper. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, other than U.S. Treasury securities, thereby reducing credit risk concentrations.

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

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Net gains on forward contracts for the year ended June 30, 2007 are $112,000 and are included in the accompanying consolidated statement of operations as other income. As of June 30, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $6.5 million (4.8 million in Euros), all maturing on or before March 27, 2008. As of June 30, 2006, there were no foreign currency forward contracts outstanding.

Cash Equivalents

Cash equivalents consist principally of money market funds and other investments with original maturities of three months or less at the date of purchase at June 30, 2007 and 2006.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded a $1,000 gain on disposal of certain equipment during the years ended June 30, 2007 and 2006. The Company recorded a $39,000 loss on the disposal of certain equipment during the year ended June 30, 2005.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Computation of Net Loss Per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of stock options, warrants and other convertible securities. The total number of options and warrants convertible

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

into the Company’s common stock and the resulting Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	June 30,
	2007	2006	2005
Options to purchase common stock	5,763	5,923	6,202
Common stock equivalents under treasury stock method	771	1,423	1,633

The company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2007, the Company has one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the Plan. The Plan was approved by the Company’s Board of Directors and the stockholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan. The Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

On February 1, 2006, the Company’s Board of Directors approved certain changes to the Former Plan. The amendments provide that in the event of a Change of Control of the Company all options outstanding under the Former Plan shall become fully vested and immediately exercisable as of the date of the Change of Control. This provision shall apply to all options currently outstanding under the Former Plan and all new options granted on or after the date of the amendment. At the time of the amendments, the Company was not involved in any transactions or discussions thereof that would constitute a Change in Control. The amendments did not have an impact on the accompanying statement of operations.

The Company follows the provisions of FASB Statement No. 123(R), Share-Based Payment, or Statement 123(R). As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the years ended June 30, 2007 and 2006 is $0.05 and $0.06 per share, respectively, greater than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 in 2005 to options granted under the Company’s stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods (in thousands, except per share data).

Fiscal Year Ended June 30, 2005
Net loss, as reported	$(10,951)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	11
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(2,832)
Net loss, pro forma	$(13,772)
Basic and diluted net loss per common share, as reported	$(0.27)
Basic and diluted net loss per common share, pro forma	$(0.34)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2007	2006	2005
Dividend	None	None	None
Volatility	73.42%	84.76%	89.87%
Risk-free interest rate	5.14%	4.83%	3.70%
Expected life (years)	6.9	6.5	5.9

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2007, 2006 and 2005 was $3.99, $2.78, and $4.15 per share, respectively.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

A summary of option activity under the Plan as of June 30, 2007, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2006	5,923	$6.53
Granted	1,408	5.54
Exercised	(870)	2.47
Forfeited/Canceled	(698)	9.50
Outstanding at June 30, 2007	5,763	$6.54	6.34	$5,506
Exercisable at June 30, 2007	3,623	$7.33	4.55	$4,707

As of June 30, 2007, the estimated fair value of unvested employee awards was $4.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

A summary of option activity for shares vested during the fiscal years ended June 30, 2007, 2006 and 2005 is presented below (in thousands):

	Year Ended June 30,
	2007	2006	2005
Total fair value of shares vested	$2,406	$2,488	$2,619
Total intrinsic value of options exercised	2,053	920	848
Cash received for exercise of stock options	2,150	1,150	529

During the year ended June 30, 2007, the Company recorded approximately $80,000 of compensation expense related to the modification of certain outstanding common stock options.

Comprehensive Loss

The Company presents comprehensive loss in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Segment Information

During the three fiscal years ended June 30, 2007, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for approximately 64%, 72% and 63% of revenues for the years ended June 30, 2007, 2006 and 2005, respectively. Revenues from Genentech accounted for approximately 22%, 16% and 5% of revenues for the years ended June 30, 2007, 2006 and 2005,

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

respectively. Revenues from Boehringer Ingelheim accounted for approximately 0%, 0% and 13% of revenues for the years ended June 30, 2007, 2006 and 2005, respectively. Revenues from Millennium Pharmaceuticals accounted for 2%, 2% and 13% of revenues for the years ended June 30, 2007, 2006 and 2005 respectively. There were no other significant customers of the Company in fiscal 2007, 2006 and 2005.

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (our fiscal year 2009). The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. We do not believe the adoption of EITF 07-3 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have evaluated the effects of adopting this standard, and we currently do not believe the adoption will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or Statement 157, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have evaluated the effects of adopting this standard, and we do not currently believe the adoption will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes,or FIN 48, which applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, or Statement 109. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position,

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

B.               Summary of Significant Accounting Policies (Continued)

based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in Statement 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We have evaluated the effects of adopting this standard and we do not believe the adoption will have a material impact on our results of operations or financial position.

C.               Agreements

Significant Research and Development Agreements

sanofi-aventis

In July 2003, the Company and Aventis Pharmaceuticals, Inc. (now sanofi-aventis) entered into a broad collaboration agreement to discover, develop and commercialize anticancer therapeutics. The agreement provides sanofi-aventis with worldwide commercialization rights to new product candidates created through the collaboration as well as worldwide commercialization rights to three of the then-most-advanced product candidates in the Company’s pipeline: an anti-CD33 TAP compound for acute myeloid leukemia (AVE9633), anti-IGF-1R antibody for multiple cancers (AVE1642), and an anti-CD19 TAP compound for certain B-cell malignancies (SAR3419). The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. The agreement provides that the Company is entitled to receive committed research funding totaling $79.3 million over the five years of the research collaboration, which includes the initial three-year period and two twelve-month extensions that have each been exercised. Sanofi-aventis paid the Company an upfront fee of $12.0 million in August 2003. The Company has deferred the upfront fee and is recognizing it as revenue over the Company’s estimated period of substantial involvement. The Company estimates this period to be five years, which includes the terms of the collaborative research program the extensions that sanofi-aventis has exercised.

In August 2005, sanofi-aventis exercised the first of its two options to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

C.               Agreements (Continued)

$18.2 million in research and support over the twelve months beginning September 1, 2006. This funding is in addition to the $50.7 million in research support already committed for the three-year period ending August 31, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, the Company was no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling the Company to use such targets in the development of its own proprietary products. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. During the fiscal years ended June 30, 2007, 2006 and 2005 the Company recorded $18.9, $19.0 and 16.4 million, respectively, of research and development support revenue under this agreement.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, the Company will receive milestone payments of between $21.5 million and $30.0 million per antigen target. The agreement provides the Company an option to certain co-promotion rights in the U.S. on a product-by-product basis. Sanofi-aventis will be responsible for product development, manufacturing, and commercialization, and will cover all associated costs for any products created through the collaboration. The Company will be reimbursed for any preclinical and clinical materials that it makes under the agreement.

The terms of the Company’s collaboration agreement with sanofi-aventis place certain restrictions upon the Company. Subject to the Company’s pre-existing obligations under its other collaboration agreements that were in effect at the time the Company signed the collaboration agreement with sanofi-aventis, (i) the Company may only enter into a specified number of additional single target collaboration agreements and (ii) during the term of the collaborative research program and for a specified period thereafter, ImmunoGen is prohibited from entering into any single target license, other than with sanofi-aventis, utilizing the Company’s TAP technology to bind any taxane effector molecule to any antibody. Any new oncology targeting antibodies discovered by the Company during the term of the collaboration must be made available to sanofi-aventis for their potential further development. Additionally, the terms of the collaboration agreement allow sanofi-aventis to elect to terminate the Company’s participation in the research program and/or the Company’s co-promotion rights upon a change of control of the Company.

In March 2005, sanofi-aventis informed the Company that it initiated clinical testing of one of the product candidates under its agreement with the Company, the anti-CD33 TAP compound AVE9633, which triggered the receipt and recognition of $2 million related to the achievement of this milestone. This milestone amount is included in license and milestone fees revenue for the fiscal year ended June 30, 2005. Additionally, in October 2006, sanofi-aventis informed the Company that clinical testing of AVE1642 had begun, triggering a $2 million milestone payment to us. This milestone amount is included in license and milestone fees revenue for the fiscal year ended June 30, 2007.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

C.               Agreements (Continued)

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary resurfacing technology to humanize antibodies. This license provides sanofi-aventis with the non-exclusive right to use the Company’s proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company was due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. We have deferred the $500,000 portion of the upfront payment already received and are recognizing this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with the Company that provides it the right to gain expanded and extended access to the Company’s TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with the Company prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate the Company’s TAP technology with antibodies to targets not included in the existing research collaboration between the companies-with certain restrictions-and to license the right to use the technology to develop products for such targets on agreed-upon terms. The Company received payment of $500,000 with the signing of this option agreement, which we have deferred and are recognizing over the option period,

Genentech, Inc.

In May 2000, the Company executed two separate licensing agreements with Genentech. The first agreement grants an exclusive license to Genentech for the Company’s maytansinoid technology for use with antibodies, such as trastuzumab (Herceptin®), that target HER2. Trastuzumab is the antibody in the product marketed by Genentech as Herceptin®. Under the terms of the agreement, Genentech receives exclusive worldwide rights to use the Company’s maytansinoid TAP technology with antibodies to HER2. Genentech will be responsible for product development, manufacturing and marketing of any products resulting from the agreement; the Company will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. The Company received a $2.0 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales, when and if such sales commence, the terms of the agreement include certain other payments based upon Genentech’s achievement of milestones. Assuming all benchmarks are met, the Company will receive $39.5 million of upfront and milestone payments. On May 4, 2006, the Company and Genentech amended the May 2000 agreement. This amendment increases the potential milestone payments to ImmunoGen under this agreement by $6.5 million to $44 million and the potential royalties to the Company on any HER2-targeting TAP compound that may be developed by Genentech, including trastuzumab-DM1.

The second agreement with Genentech provides Genentech with broad access to the Company’s TAP technology for use with Genentech’s other proprietary antibodies. This multi-year agreement provides Genentech with a license to utilize the Company’s TAP platform in its antibody product research efforts and an option to obtain product licenses for a limited number of antigen targets over the agreement’s five-year term. Under this agreement, the Company received a non-refundable technology

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

C.     Agreements (Continued)

access fee of $3.0 million in May 2000. The upfront fee was deferred and recognized ratably over the period during which Genentech may elect to obtain product licenses. This agreement also provides for other payments based upon Genentech’s achievement of milestones per antigen target and royalties on net sales of any resulting products. Assuming all benchmarks are met, the Company will receive $39.0 million in license and milestone payments for each antigen target licensed under this agreement. Genentech will be responsible for manufacturing, product development and marketing of any products developed through this collaboration. The Company will be reimbursed for any preclinical and clinical materials that it manufactures under the agreement. This May 2000 agreement included a provision that allows Genentech to renew the agreement for one additional three-year term by payment of a $2.0 million access fee. On April 27, 2005, Genentech confirmed its intention to renew the agreement and paid the $2.0 million technology access fee to the Company.

On April 27, 2005, July 22, 2005 and December 12, 2005, Genentech licensed exclusive rights to use the Company’s maytansinoid TAP technology with its antibodies to three undisclosed targets. These licenses are in addition to the existing agreement between the companies that grants Genentech exclusive rights to use the Company’s technology with therapeutic antibodies to HER2. Under the terms defined in the May 2000 agreement, the Company received a $1.0 million license fee for each license, and is entitled to receive milestone payments; the Company also is entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from the licenses.

On January 27, 2006, Genentech notified the Company that the trastuzumab-DM1 Investigational New Drug application submitted by Genentech to the U.S. Food and Drug Administration had become effective. Under the terms of the May 2000 exclusive license agreement for the HER2 target, this event triggered a $2.0 million milestone payment to the Company. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2006.

Genentech began Phase II evaluation of trastuzumab-DM1 in July 2007 and the Company earned a $5 million milestone payment with this event. The Phase II trial underway is designed to assess the compound in patients with HER2-expressing metastatic breast cancer that progressed on treatment with Herceptin plus chemotherapy. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

Biotest AG

In July 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest AG exclusive rights to use the Company’s TAP technology with antibodies to a specific target to create anticancer therapeutics. Under the agreement, we received a $1 million upfront payment upon execution of the agreement, and could potentially receive up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. The Company will receive manufacturing payments for any preclinical and clinical materials made at the request of Biotest. The agreement also provides ImmunoGen with the right to elect to participate, at specific stages during the clinical evaluation

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

C.     Agreements (Continued)

of any compound created under this agreement, in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, the Company would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from United States product sales.

Other Agreements

BioInvent International AB

In June 2006, the Company entered into a supply agreement with BioInvent AB to produce quantities of a monoclonal antibody that is a component of one of our internal products pursuant to the cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. During the fiscal years ended June 30, 2007 and 2006, the Company recorded $1.3 million and $144,000, respectively, in antibody-related expenses under the supply agreement.

Diosynth RTP, Inc.

In August 2005, the Company entered into a bioprocessing services agreement with Diosynth RTP, Inc. (Diosynth). Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of the Company’s product candidates pursuant to the cGMP regulations. Under the terms of the agreement, the Company agreed to pay Diosynth a stated price for the technology transfer and process development. During the fiscal years ended June 30, 2007 and 2006, the Company recorded $3.3 million and $4.2 million, respectively, in antibody-related expenses under the agreement.

Laureate Pharma, L.P.

In April 2004, we entered into an antibody supply agreement with Laureate Pharma, L.P. (Laureate). Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of our antibodies pursuant to cGMP requirements. Under the terms of the agreement, we pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement.

In December 2005, the Company entered into an additional antibody supply agreement with Laureate Pharma, L.P. (Laureate). Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of the Company’s antibodies pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. In January 2007, the agreement was amended to provide additional quantities of the monoclonal antibody at a stated price per manufactured batch of antibody. During the fiscal years ended June 30, 2007, 2006 and 2005, the Company recorded $1.5 million, $2.3 million and $1.3 million, respectively, in antibody-related expenses under these agreements.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

C.     Agreements (Continued)

Società Italiana Corticosteroidi S.r.l (SICOR)

Effective November 2004 the Company entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of the Company’s TAP products. Under the terms of the agreement, the Company agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. On June 21, 2006, the Company amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR will also provide preparatory activities in order to scale-up the production of ansamitocin, a precursor to DMx compounds, in anticipation of large-scale production of ansamitocin and DM1 to be used in TAP compounds for later-stage clinical trials and commercialization. During the fiscal years ended June 30, 2007, 2006 and 2005, the Company recorded $2.4 million, $1.3 million and $677,000, respectively, in expenses under the two agreements.

On April 30, 2007, we entered into a manufacturing agreement with SICOR. Under the terms of the agreement, SICOR agreed to produce a certain number of cGMP compliant batches of DMx which are used in the production of TAP compounds. Under the terms of the agreement, we agreed to pay SICOR five million Euros for these cGMP compliant batches of DMx through completion of the contract in early 2008. The DMx produced will be used by us in our development programs and be available for sale to our collaborative partners.

D.              Marketable Securities

As of June 30, 2007, $10.6 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2007 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$10,605	$—	$—	$10,605
Federal agencies
Due in one year or less	2,475	—	(1)	2,474
Due in one to three years	2,939	—	(12)	2,927
Asset-backed securities
Due in one year or less	11,279	3	(34)	11,248
Due in one to three years	6,224	2	(21)	6,205
Corporate notes
Due in one year or less	22,318	—	(22)	22,296
Due in one to three years	3,955	2	(12)	3,945
Total	$59,795	$7	$(102)	$59,700
Less amounts classified as cash and cash equivalents	(10,605)			(10,605)
Total marketable securities	$49,190	$7	$(102)	$49,095

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

D.     Marketable Securities (Continued)

As of June 30, 2006, $4.8 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2006 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$4,813	$—	$—	$4,813
Commercial paper	350	—	—	350
Government treasury notes
Due in one year or less	4,392	6	—	4,398
Due in one to three years	3,953	—	(8)	3,945
Federal agencies
Due in one year or less	1,397	2	—	1,399
Due in one to three years	5,345	—	(50)	5,295
Asset-backed securities
Due in one year or less	23,168	6	(51)	23,123
Due in one to three years	6,007	—	(83)	5,924
Corporate notes
Due in one year or less	14,379	—	(46)	14,333
Due in one to three years	11,573	—	(130)	11,443
Total	$75,377	$14	$(368)	$75,023
Less amounts classified as cash and cash equivalents	(4,813)			(4,813)
Total marketable securities	$70,564	$14	$(368)	$70,210

In 2007, the Company realized losses of $19,000 and realized gains of $18,000. In 2006, the Company realized losses of $45,000 and realized gains of $18,000. In 2005, realized losses totaled $81,000 and there were no realized gains.

As of June 30, 2007, we had 118 investments in our portfolio, of which 95 were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $45.3 million, of which $17.8 million have been in an unrealized loss position for more than one year, as of June 30, 2007. All such other investments as of June 30, 2007 have been or were in an unrealized loss position for less than a year. As of June 30, 2006, we had 153 investments in our portfolio, of which 126 were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $55.9 million as of June 30, 2006, of which $1.8 million had been in an unrealized loss position for more than a year, as of June 30, 2006. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. Investments in an unrealized loss position were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at June 30, 2007 and 2006. The Company believes it has the ability and intends to hold these investments until anticipated recovery, which the Company currently estimates to be upon maturity.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

E.               Property and Equipment

Property and equipment consisted of the following at June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Leasehold improvements	$16,028	$15,934
Machinery and equipment	11,395	9,879
Computer hardware and software	2,041	1,695
Furniture and fixtures	498	470
Assets under construction	36	24
	$29,998	$28,002
Less accumulated depreciation	(21,849)	(18,683)
Property and equipment, net	$8,149	$9,319

Depreciation expense was approximately $3.2 million, $2.7 million and $2.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.

F.                Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2007	2006	2005
Loss before income tax expense	$(18,952)	$(17,817)	$(10,922)
Expected tax benefit at 34%	$(6,444)	$(6,058)	$(3,713)
State tax benefit net of federal benefit	(718)	(1,117)	(685)
Increase in valuation allowance	1,518	5,045	4,525
Expired loss and credit carryforwards	5,703	3,418	—
Other	(24)	(1,271)	(98)
Provision for income taxes	$35	$17	$29

At June 30, 2007, the Company has net operating loss carryforwards of approximately $186.0 million available to reduce federal taxable income that expire in 2008 through 2027 and $81.2 million available to reduce state taxable income that expire in fiscal 2008 through fiscal 2012. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $11.3 million available to offset federal and state income taxes, which expire beginning in fiscal 2008. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

F.     Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2007 and 2006 are as follows (in thousands):

	June 30,
	2007	2006
Net operating loss carryforwards	$68,343	$66,652
Research and development tax credit carryforwards	9,630	9,648
Capitalized research costs	60	262
Property and other intangible assets	3,276	2,869
Deferred revenue	5,547	6,455
Stock compensation	435	37
Other liabilities	718	658
Total deferred tax assets	$88,009	$86,581
Valuation allowance	(88,009)	(86,581)
Net deferred tax assets	$—	$—

The valuation allowance increased by $1.4 million during 2007 due primarily to an increase in net operating loss carryforwards related to the Company’s net loss offset by write-offs of expiring federal and state net operating loss carry forwards and research and development credits.

G.              Capital Stock

Common Stock Reserved

At June 30, 2007, the Company has reserved 8.042 million shares of authorized common stock for the future issuance of shares under the Plan. See “Stock-Based Compensation” in Note B for a description of the Plan and the Former Plan.

Stock Options

As of June 30, 2007, the Plan was the only share-based compensation plan of the Company. During the year ended June 30, 2007, holders of options issued under the Plan exercised their rights to acquire an aggregate of 870,412 shares of common stock at prices ranging from $0.84 to $5.62 per share. The total proceeds to the Company from these option exercises were approximately $2.2 million.

The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2007, 2006 and 2005:

	Exercisable	Weighted- Average Exercise Price
June 30, 2007	3,623	$7.33
June 30, 2006	4,307	$7.21
June 30, 2005	4,250	$7.11

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

G.            Capital Stock (Continued)

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

During the years ended June 30, 2007, 2006 and 2005, the Company recorded approximately $49,000, $(64,000) and $34,000 in compensation expense or (expense reduction), respectively, related to stock units outstanding under the Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Pursuant to the Director Plan, during the year ended June 30, 2007, the Company paid a retiring director approximately $40,000 to settle outstanding stock units.

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

Pursuant to the 2004 Director Plan, during the year ended June 30, 2007, the Company paid a retiring director approximately $41,000 to settle outstanding deferred share units.

The 2004 Director Plan was amended on September 5, 2006. Per the terms of the amended 2004 Director Plan, the redemption amount for deferred share units will be paid in shares of common stock of the Company in lieu of cash. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date in the amount of $175,000 and the total value of the awards, as calculated on the modification date, is being expensed over the remainder of the vesting period. Accordingly, the value of the share units is fixed and will no longer be adjusted to market value at each reporting period.

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

G.            Capital Stock (Continued)

Pursuant to the 2004 Director Plan, as amended, the Company recorded approximately $210,000 in compensation expense related to the issuance of 44,000 deferred share units during the year ended June 30, 2007 and 32,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $40,000 in compensation expense related to the issuance of 14,000 deferred share units during the year ended June 30, 2006 and 18,000 deferred share units previously issued under the 2004 Director Plan. During the year ended June 30, 2005, the Company recorded $62,000 related to the issuance of 18,000 deferred share units.

H.              Commitments and Contingencies

Leases

At June 30, 2007, the Company leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. Facilities rent expense was approximately $3.2 million, $3.3 million and $3.1 million during fiscal years 2007, 2006 and 2005, respectively.

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company plans to occupy the space on April 1, 2008 and intends to use this space for its corporate headquarters and other operations currently located in Cambridge, MA. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2008	$4,350
2009	6,341
2010	6,406
2011	5,979
2012	4,959
Total minimum lease payments	$28,035

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

H.              Commitments and Contingencies (Continued)

We intend to sublease approximately 15,000 and 12,000 square feet of laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively. However, we have not included estimated sublease income in the table above.

Litigation

The Company is not party to any material litigation.

I.                   Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary. The Company makes a matching contribution of 20% of the first 7% of the eligible employees’ contributions. In fiscal years 2007, 2006 and 2005, the Company’s contributions to the 401(k) Plan totaled approximately $170,000, $147,000, and $122,000, respectively.

J.                  Quarterly Financial Information (Unaudited)

	Fiscal Year 2007
	First Quarter Ended September 30, 2006	Second Quarter Ended December 31, 2006	Third Quarter Ended March 31, 2007	Fourth Quarter Ended June 30, 2007
	In thousands, except per share data
Revenues:
Research and development support	$5,507	$6,593	$6,583	$6,803
License and milestone fees	1,406	3,428	1,497	1,254
Clinical materials reimbursement	857	2,051	1,756	477
Total revenues	7,770	12,072	9,836	8,534
Expenses:
Cost of clinical materials reimbursed	646	1,588	997	341
Research and development	11,416	11,768	11,965	10,688
General and administrative	2,797	2,566	2,848	2,818
Total expenses	14,859	15,922	15,810	13,847
Loss from operations	(7,089)	(3,850)	(5,974)	(5,313)
Other income (expense), net	846	815	822	791
Loss before income tax expense	(6,243)	(3,035)	(5,152)	(4,522)
Income tax expense	10	9	9	7
Net loss	$(6,253)	$(3,044)	$(5,161)	$(4,529)
Basic and diluted net loss per common share	$(0.15)	$(0.07)	$(0.12)	$(0.11)

IMMUNOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF JUNE 30, 2007

J.                  Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2006
	First Quarter Ended September 30, 2005	Second Quarter Ended December 31, 2005	Third Quarter Ended March 31, 2006	Fourth Quarter Ended June 30, 2006
	In thousands except per share data
Revenues:
Research and development support	$5,685	$5,231	$5,258	$5,675
License and milestone fees	1,261	1,275	3,275	1,340
Clinical materials reimbursement	831	81	822	1,354
Total revenues	7,777	6,587	9,355	8,369
Expenses:
Cost of clinical materials reimbursed	905	94	779	890
Research and development	9,492	8,760	10,216	12,441
General and administrative	2,793	2,332	2,193	2,580
Total expenses	13,190	11,186	13,188	15,911
Loss from operations	(5,413)	(4,599)	(3,833)	(7,542)
Other income (expense), net	717	1,103	853	897
Loss before income tax expense	(4,696)	(3,496)	(2,980)	(6,645)
Income tax expense	10	6	1	—
Net loss	$(4,706)	$(3,502)	$(2,981)	$(6,645)
Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.07)	$(0.16)

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

1                    Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were adequate and effective.

2                    Internal Control Over Financial Reporting

(a)         Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2007 the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2007. This report appears immediately below.

(b)         Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
August 28, 2007

(c)          Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3                    Limitations on the Effectiveness of Controls

The Company’s management, including its the Company’s chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.               Other Information

None

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2007 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)         Financial Statements:

(1)   See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(2)   The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2007, 2006 and 2005.

(3)   See Exhibit Index following the signature page to this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.
By:	/s/ MITCHEL SAYARE
Mitchel Sayare Chairman of the Board and Chief Executive Officer

Dated: August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MITCHEL SAYARE	Chairman of the Board of Directors	August 30, 2007
Mitchel Sayare	Chief Executive Officer and President (Principal Executive Officer)
/s/ DANIEL M. JUNIUS	Executive Vice President and	August 30, 2007
Daniel M. Junius	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAVID W. CARTER	Director	August 30, 2007
David W. Carter
/s/ STEPHEN MCCLUSKI	Director	August 30, 2007
Stephen McCluski
/s/ NICOLE ONETTO, M.D.	Director	August 30, 2007
Nicole Onetto
/s/ MARK SKALETSKY	Director	August 30, 2007
Mark Skaletsky
/s/ JOSEPH VILLAFRANCA	Director	August 30, 2007
Joseph Villafranca

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Organization(1)
(3.2)	Articles of Amendment to Restated Articles of Organization(12)
(3.3)	Amended and Restated By-Laws of ImmunoGen(2)
(4.1)	Article 4 of the Restated Articles of Organization as amended (See Exhibits 3.1 and 3.2)(1)
(4.2)	Form of Common Stock Certificate(6)
(10.1)

Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.) with addenda dated as of August 13, 1987 and August 22, 1989(4)

(10.2)	Amended and Restated Registration Rights Agreement dated as of December 23, 1988 by and among the Registrant and various beneficial owners of the Registrant’s securities(4)
(10.3)x	Restated Stock Option Plan(16)
(10.3.1)x	Form of Incentive Stock Option Agreement(16)
(10.3.2)x	Form of Non-Qualified Stock Option Agreement(16)
(10.4)	Lease dated May 15, 1997 by and between Harry F. Stimpson, III, as trustees, lessor, and the Registrant, lessee(3)
(10.5)

Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. (“Lessee”) together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant(6)

(10.6)	First Amendment, dated as of May 9, 1991, to Lease dated as of June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant(7)
(10.7)	Confirmatory Second Amendment to Lease dated June 21, 1988 by and between James A. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant, Lessee(3)
(10.8)	Lease dated as of December 23, 1992 by and between Massachusetts Institute of Technology, lessor, and the Registrant, lessee(5)
(10.9)	Amendment to Lease dated August 31, 1995 between Massachusetts Institute of Technology, as lessor, and the Registrant, as lessee(8)
(10.10)	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(9)
(10.11)	Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.*(9)
(10.12)	Collaboration and License Agreement dated as of September 29, 2000 by and between the Company and MorphoSys AG*(10)
(10.13)	Option and License Agreement dated September 5, 2000 by and between Abgenix, Inc. and the Company*(11)
(10.14)	Letter Agreement for Stock Purchase dated September 6, 2000 by and between Abgenix, Inc. and the Company*(11)
(10.15)	Agreement between ImmunoGen, Inc. and Millennium Pharmaceuticals, Inc., dated March 30, 2001*(12)

(10.16)	Development and License Agreement dated effective November 27, 2001 by and between the Registrant and Boehringer Ingelheim International GmbH*(13)
(10.17)	Termination of the Developmental, Commercialization and License Agreement made between Vernalis (R&D) Limited, dated January 2004*(14)
(10.18)	Biopharmaceutical Development and Services Agreement dated April 16, 2004 by and between Laureate Pharma, L.P. and the Company*(15)
(10.19)x	Letter Agreement Regarding Employment dated as of April 18, 2005 between the Registrant and Mr. Daniel M. Junius(20)
(10.20)	Process Development Agreement between the Registrant and Genentech, Inc., dated as of May 3, 2006*(21)
(10.21)	Amendment to License Agreement for Anti-HER2 Antibodies between the Registrant and Genentech, dated as of May 3, 2006*(21)
(10.22)x	2004 Non-Employee Director Compensation and Deferred Share Unit Plan(15)
(10.23)	Sublease Agreement by and between the Registrant and Alkermes, Inc., dated as of September 15, 2004(17)
(10.24)	Development and License Agreement by and between the Registrant and Biogen Idec, Inc., dated October 1, 2004*(18)
(10.25)	Development and License Agreement by and between the Registrant and Centocor, Inc., dated December 23, 2004*(18)
(10.26)	Amendment No. 1 to the Collaboration and License Agreement with sanofi-aventis*(22)
(10.27)	Collaborative Development and License Agreement with Biotest AG.*(22)
(10.28)	Amendment No. 1 to Collaborative Development and License Agreement with Biotest AG*(22)
(10.29)x	2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as Amended September 5, 2006(22)
(10.30)x	ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan(24)
(10.31)x	Form of 2006 Incentive Stock Option Agreement.(24)
(10.32)x	Form of 2006 Non-Qualified Stock Option Agreement(24)
(10.33)x	Form of 2006 Incentive Stock Option Agreement for Executives(24)
(10.34)x	Form of Non-Qualified Stock Option Agreement for Executives(24)
(10.35)x	Form of Non-Qualified Stock Option Agreement for Directors(24)
(10.36)x	Form of Restricted Stock Agreement for Non-Executives(24)
(10.37)x	Form of Restricted Stock Agreement for Directors(24)
(10.38)x	Form of Restricted Stock Agreement for Executives (24)
(10.39)	License Agreement dated October 5, 2006 between the Company and sanofi-aventis U.S. LLC(23)
(10.40)	Option and License Agreement dated December 21, 2006 between the Company and sanofi-aventis U.S. LLC(23)
(10.41)	License Agreement executed November 13, 2006, effective as of July 22, 2005, between the Company and Genentech, Inc.(23)

(10.42)x	Employment Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare(23)
(10.43)x	Severance Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare(23)
(10.44)	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and Mitchel Sayare(23)
(10.45)x	Employment Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler(23)
(10.46)x	Severance Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler(23)
(10.47)	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and Walter A. Blättler(23)
(10.48)x	Employment Agreement dated as of November 30, 2006 between the Company and John M. Lambert(23)
(10.49)x	Severance Agreement dated as of November 30, 2006 between the Company and John M. Lambert(23)
(10.50)	Proprietary Information, Inventions and Competition Agreement dated as of November 30, 2006 between the Company and John M. Lambert(23)
(10.51)x	Employment Agreement dated as of November 30, 2006 between the Company and Daniel M. Junius(23)
(10.52)x	Severance Agreement dated as of November 30, 2006 between the Company and Daniel M. Junius(23)
(10.53)	Proprietary Information, Inventions and Competition agreement dated as of November 30, 2006 between the Company and Daniel M. Junius(23)
(10.54)	License Agreement executed February 21, 2007, effective as of April 27, 2005, between the Company and Genentech, Inc.*(25)
(10.55)	License Agreement executed February 21, 2007, effective as of December 12, 2005, between the Company and Genentech, Inc.*(25)
(10.56)	Scale Up Agreement executed April 30, 2007 between the Company and Societa Italiana Corticosteroidi S.r.l.*, filed herewith
(21)	Subsidiaries of the Registrant, filed herewith
(23)	Consent of Ernst & Young LLP, filed herewith
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
(32)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) Previously filed with the Commission as Exhibits to, and incorporated then herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 33-38883.

       (2) Previously filed with the Commission as Exhibit 3.1, and incorporated herein by reference from, the Registrant’s current report on Form 8-K, filed on April 6, 2007.

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

       (8) Previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.

       (9) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2000.

(10) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s current report on Form 8-K filed October 10, 2000.

(11) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s current report on Form 8-K/A filed October 10, 2000.

(12) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(13) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report, as amended on Form 10-Q/A for the fiscal quarter ended December 31, 2001.

(14) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(15) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2004, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed on February 7, 2006.

(17) Previously filed as an exhibit to, and incorporated herein by reference from the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2004.

(19) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report, as filed with the 10-Q for the quarter ended March 31, 2005.

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

(22) Previously filed as an exhibit to, and incorporated herein by reference from the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(23) Previously filed as an exhibit to, and incorporated herein by reference from, the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2006.

(24) Previously filed with the Commission on November 15, 2006, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-138713.

(25)   Previously filed as an exhibit to, and incorporated herein by reference from the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006.

(x)           Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

(*)          Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment.

IMMUNOGEN, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS		COLUMN D	COLUMN E
Inventory Write-downs	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2007	$ 2,922	—	—	(1,492)	$ 1,430
Year End June 30, 2006	$ 3,686	153	—	(917)	$ 2,922
Year End June 30, 2005	$ 1,684	2,312	—	(310)	$ 3,686