Form 10-Q
period 2007-09-30
IMMUNOGEN INC
filed 2007-11-07
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares of common stock, par value $.01 per share:  42,635,859 shares outstanding as of October 30, 2007.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$26,275	$10,605
Marketable securities	27,328	49,095
Accounts receivable	2,851	1,536
Unbilled revenue	4,369	5,980
Inventory	3,088	3,267
Prepaid and other current assets	2,509	1,351
Restricted cash	268	268
Total current assets	66,688	72,102

Property and equipment, net of accumulated depreciation	8,586	8,149
Long-term restricted cash	3,872	95
Other assets	12	75

Total assets	$79,158	$80,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,892	$2,226
Accrued compensation	1,357	1,213
Other accrued liabilities	2,024	4,476
Current portion of deferred revenue	7,453	6,373
Total current liabilities	12,726	14,288

Deferred revenue, net of current portion	7,103	7,402
Other long-term liabilities	1,268	330
Total liabilities	21,097	22,020
Commitments and contingencies (Note D)
Shareholders’ equity:
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 42,453 shares and 42,346 shares as of September 30, 2007 and June 30, 2007, respectively	425	423
Additional paid-in capital	316,335	315,621
Accumulated deficit	(258,580)	(257,548)
Accumulated other comprehensive loss	(119)	(95)
Total shareholders’ equity	58,061	58,401
Total liabilities and shareholders’ equity	$79,158	$80,421

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2007	2006
Revenues:
Research and development support	$4,473	$5,507
License and milestone fees	4,188	1,406
Clinical materials reimbursement	2,764	857

Total revenues	11,425	7,770

Operating Expenses:
Cost of clinical materials reimbursed	1,729	646
Research and development	9,105	11,416
General and administrative	2,424	2,797

Total operating expenses	13,258	14,859

Loss from operations	(1,833)	(7,089)

Other income (expense), net	813	846

Loss before provision for income taxes	(1,020)	(6,243)

Provision for income taxes	12	10

Net loss	$(1,032)	$(6,253)

Basic and diluted net loss per common share	$(0.02)	$(0.15)

Basic and diluted weighted average common shares outstanding	42,416	41,482

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,032)	$(6,253)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,049	691
Loss on disposal of fixed assets	11	—
Loss on sale of marketable securities	—	1
Gain on forward contracts	(193)	—
Stock—based compensation	531	647
Deferred rent	5	17
Changes in operating assets and liabilities:
Accounts receivable	(1,315)	(697)
Unbilled revenue	1,611	317
Inventory	179	(686)
Prepaid and other current assets	(1,024)	184
Restricted cash	(3,777)	—
Other assets	63	48
Accounts payable	(334)	522
Accrued compensation	144	221
Other accrued liabilities	(2,543)	281
Deferred revenue	781	149
Net cash used for operating activities	(5,844)	(4,558)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	21,744	55,857
Purchases of marketable securities	—	(49,369)
Purchases of property and equipment	(470)	(493)
Proceeds from settlement of forward contracts	69	—
Net cash provided by investing activities	21,343	5,995

Cash flows from financing activities:
Proceeds from stock options exercised	171	26
Net cash provided by financing activities	171	26

Net change in cash and cash equivalents	15,670	1,463

Cash and cash equivalents, beginning of period	10,605	4,813

Cash and cash equivalents, ending of period	$26,275	$6,276

Supplemental disclosure:
Cash paid for income taxes	$18	$15

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements at September 30, 2007 and June 30, 2007 and for the three months ended September 30, 2007, and 2006 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. With the exception of the June 30, 2007 consolidated balance sheet, the consolidated financial statements are unaudited, however, they include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple revenue elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At September 30, 2007, the Company had the following four types of collaborative contracts with the parties identified below:

• License to a single target antigen (single target license):

Biogen Idec, Inc.

Biotest AG

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple single target licenses)

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

• Non-exclusive license to the Company’s humanization technology, which was developed to enable antibodies initially of    murine origin to appear to be human to the human immune system:

sanofi-aventis

Generally, the foregoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievement of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

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

When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue is recognized when such milestones are achieved. In addition, the Company recognizes research and development support revenue from certain collaboration and development agreements based upon the level of research services performed during the period of the relevant research agreement. Deferred revenue substantially represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where the Company has no continuing involvement, the Company will record non-refundable license fees as revenue upon receipt and will record revenue upon achievement of milestones by its collaborative partners.

The Company produces preclinical and clinical materials for its collaborators. The Company is reimbursed for its direct and overhead costs to produce clinical materials and, in some cases, direct and overhead costs plus a profit margin. The Company recognizes revenue on preclinical and clinical materials when (i) the materials have passed all of the quality testing required for collaborator acceptance and (ii) title and risk of loss have transferred to the collaborator.

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

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income (expense), net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income (expense), net. The cost of securities sold is based on the specific identification method.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2007 and June 30, 2007 primarily represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis and license agreement with Biotest; and (iii) research funding earned based on actual resources utilized under the Company’s development, license and service agreements with Biogen Idec, Biotest, Centocor, and Genentech.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2007 and June 30, 2007 is summarized below (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$624	$1,070
Work in process	2,464	2,197

Total	$3,088	$3,267

All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4, collectively referred to as DMx, are both manufactured from a precursor, ansamitocin P3. Raw materials inventory at September 30, 2007 and June 30, 2007 consisted entirely of DMx.

Inventory cost is stated net of write-downs of $952,000 and $1.4 million as of September 30, 2007 and June 30, 2007, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on current firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

       Due to yield fluctuations, the actual amount of raw materials that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of raw materials produced could be more than is required to support the development of the Company’s and its collaborators’ product candidates. Such excess supply, as determined under the Company’s inventory reserve policy, is charged to cost of clinical materials reimbursed.

       The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of on-going clinical trials for which the Company is producing clinical material for itself and its collaborators, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’

actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is generally required by contract to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the raw material inventory as follows:

a)              Raw material is capitalized as inventory upon receipt of the material.  That portion of the raw material that the Company uses in the production of its own products is recorded as research and development expense as consumed;

b)             to the extent that the Company has collaborator projections for up to twelve months of firm, fixed orders and/or projections, the Company capitalizes the value of raw materials that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

c)              the Company considers more than twelve month supply of raw materials that is not supported by firm, fixed orders or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to cost of clinical materials reimbursed; and

d)             the Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the raw material inventory at each reporting period.

The Company did not record any cost of clinical materials reimbursement expense related to excess inventory during the three months ended September 30, 2007.  Increases in the Company’s on-hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to cost of clinical materials reimbursed.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2007	2006
Options to purchase common stock	5,442	5,863

Common stock equivalents under treasury stock method	787	711

        The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Financial Accounting Standards Board, or FASB, Statement No. 130, Reporting Comprehensive Income. For the three months ended September 30, 2007 and 2006, total comprehensive loss equaled $1.1 million and $6.0 million, respectively. Comprehensive loss was comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of September 30, 2007, the Company has one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the Plan. The Plan was approved by the Company’s Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan.  The Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2007	2006
Dividend	None	None
Volatility	71.04%	84.86%
Risk-free interest rate	4.71%	5.01%
Expected life (years)	6.6	6.7

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2007 and 2006 was $3.57 and $2.37, respectively.

As of September 30, 2007, the estimated fair value of unvested employee awards was $2.7 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

During the three months ended September 30, 2007, holders of options issued under the Plan exercised their rights to acquire an aggregate of 107,038 shares of common stock at prices ranging from $1.31 to $3.95 per share.  The total proceeds to the Company from these option exercises were approximately $171,000.

Derivatives

       Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying consolidated balance sheets. The fair value of these instruments represents the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

      The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the three month period ended September 30, 2007 are $193,000, and are included in the accompanying consolidated statement of operations as other income (expense), net.  As of September 30, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $4.0 million (3.0 million Euros), all maturing on or before July 31, 2008. As of June 30, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $6.5 million (4.8 million Euros). As of September 30, 2006, there were no foreign currency forward contracts outstanding. We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

       Reclassifications

       Certain prior year balances have been reclassified to conform to current year presentation.

Segment Information

During the three months ended September 30, 2007, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based cancer therapeutics.

Revenues from sanofi-aventis accounted for 45% and 67% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Revenues from Genentech accounted for 46% and 24% of total revenues for the three months ended September 30, 2007 and 2006, respectively.  There were no other significant customers of the Company in the three months ended September 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (the Company’s fiscal year 2009). The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company does not believe the adoption of EITF 07-3 will have a material impact on its results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has evaluated the effects of adopting this standard, and currently does not believe the adoption will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or Statement 157, which is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009). Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has evaluated the effects of adopting this standard, and does not currently believe the adoption will have a material impact on its results of operations or financial position.

B.     Significant Research and Development Agreements

       sanofi-aventis

In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, the Company was no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling the Company to use such targets in the development of its own proprietary products. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. During the three months ended September 30, 2007 and 2006, the Company recorded $3.4 million and $4.3 million, respectively, of research and development support revenue under this agreement.

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary resurfacing technology to humanize antibodies. This license provides sanofi-aventis with the non-exclusive right to use the Company’s proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company is due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. The Company has deferred the $500,000 portion of the upfront payment already received and is recognizing this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with the Company that provides it the right to gain expanded and extended access to the Company’s TAP technology. The option agreement provides sanofi-aventis with the right to enter into a multi-target agreement with the Company prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate the Company’s TAP technology with antibodies to targets not included in the existing research collaboration between the companies-with certain restrictions-and to license the right to use the technology to develop products for such targets on agreed-upon terms. The Company received payment of $500,000 with the signing of this option agreement, which has been deferred and is being recognized over the option period.

In October 2007, sanofi-aventis informed the Company that clinical testing of SAR3419 had begun, triggering a $1 million milestone payment to the Company. SAR3419 is a potential new treatment for non-Hodgkin’s lymphoma and other B-cell malignancies, and was created by ImmunoGen and licensed to sanofi-aventis as part of the broad collaboration agreement to discover, develop and commercialize anticancer therapeutics entered into by the companies in July 2003.

Genentech, Inc.

Genentech began Phase II evaluation of trastuzumab-DM1 (T-DM1) in July 2007 and as a result, the Company received $5 million in milestone payments. Included in license and milestone fees for the three months ended September 30, 2007 is $3 million of the $5 million payment, and the remaining $2 million has been deferred as it is contingent upon the completion of an additional deliverable which the Company expects to occur during the second quarter of fiscal 2008. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2007 Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2007 and 2006, the Company recorded approximately $(14,000) and $10,000 in (expense reduction) or compensation expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or 2004 Director Plan, was amended on September 5, 2006. Per the terms of the amended 2004 Director Plan, the redemption amount for deferred share units will be paid in shares of common stock of the Company in lieu of cash. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date in the amount of $175,000 and the total value of the awards, as calculated on the modification date, was expensed over the remainder of the vesting period. Accordingly, the value of the share units is fixed and will no longer be adjusted to market value at each reporting period.

During the three months ended September 30, 2007 and 2006, the Company recorded approximately $8,000 and $54,000 in compensation expense, respectively, related to deferred share units outstanding under the amended 2004 Director Plan.

D.     Commitments and Contingencies

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

As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million build out laboratory and office space to the Company’s specifications.  The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FAS Technical Bulletin 88-1, Issues Relating to Accounting for Leases. The lease term began on October 1, 2007, when the Company had physical use of the space in order to begin construction.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (nine months remaining)	$3,423
2009	6,341
2010	6,406
2011	5,979
2012	4,959
Total minimum lease payments	$27,108

The Company intends to sublease approximately 15,000 and 12,000 square feet of its current laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively.  The Company has not included any estimated sublease income in the table above.

E.     Income Taxes

The Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB Statement No. 109, or Statement 109, on July 1, 2007. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows for the current period. As of June 30, 2007, the Company had federal and state net operating loss, or NOL, carry forwards and federal and state research and development, or R&D, credit carry forwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in fiscal 2008 and going through 2027. Utilization of the NOL and R&D credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for the foreseeable future.

The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. The Company’s loss carry forwards are subject to adjustment by state and federal taxing authorities, commencing when those losses are utilized to reduce taxable income.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       Since our inception, we have been principally engaged in the development of targeted antibody-based anticancer therapeutics. The combination of our expertise in antibodies and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our Tumor-Activated Prodrug, or TAP, technology relates to the attachment of one of our proprietary, extremely potent small molecule cytotoxic, or cell-killing, agents to monoclonal antibodies that bind specifically to cancer cells. The antibody serves to target the cytotoxic agent specifically to cancer cells and the cytotoxic agent serves to kill the cells. Our TAP technology is designed to selectively kill cancer cells with limited damage to healthy tissue. All TAP compounds currently in preclinical and clinical testing by us or our collaborative partners contain either DM1 or DM4 as the cytotoxic agent. DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or unconjugated, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc. (formerly Abgenix, Inc.), Biogen Idec, Biotest AG, Centocor, Inc. (a wholly-owned subsidiary of Johnson & Johnson), Genentech, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed within the collaboration during its research program term. Under the terms of the agreement, we also are entitled to receive committed research funding. The commitment was for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. Through the end of September 30, 2007, we have earned $71.3 million, of which $3.4 million and $4.3 million was recognized during the three-month period ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we have $9.5 million of committed research funding remaining under this arrangement.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million per antigen target. Through September 30, 2007, we have earned $4.5 million of a potential $81.5 million with the achievement of various milestones related to three targets.

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

In December 2006, sanofi-aventis entered into an option agreement with us that provides sanofi-aventis with the right to enter into a multi-target agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies to targets not included in the existing research collaboration between the companies — with certain restrictions — and to license the right to use the technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement, which we have deferred and are recognizing over the option period.

In October 2007, sanofi-aventis informed us that clinical testing of SAR3419 had begun, triggering a $1 million milestone payment to us. SAR3419 is a potential new treatment for non-Hodgkin’s lymphoma and other B-cell malignancies, and was created by ImmunoGen and licensed to sanofi-aventis as part of the broad collaboration agreement to discover, develop and commercialize anticancer therapeutics entered into by the companies in July 2003.

In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies to HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales of any HER2-targeting TAP compounds developed under this agreement if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and royalties. Assuming all requirements are met under this agreement, we will receive $44 million in milestone payments under this agreement.

In January 2006, Genentech notified us that the Investigational New Drug, or IND, application for trastuzumab-DM1(T-DM1) application submitted by Genentech to the U.S. Food and Drug Administration, or FDA, had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. In July 2007, Genentech began Phase II evaluation of T-DM1 and we received a $5 million milestone payment with this event. Included in license and milestone fees for the three months ended September 30, 2007 is $3 million of the $5 million payment, and the remaining $2 million has been deferred as it is contingent upon the completion of an additional deliverable which we expect to occur during the second quarter of fiscal 2008.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of September 30, 2007, we had approximately $53.6 million in cash and marketable securities compared to $59.7 million in cash and marketable securities as of June 30, 2007.

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

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based cancer therapeutics. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, we recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of our agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. We evaluate such arrangements to determine if the deliverables are separable into units of accounting and then apply applicable revenue recognition criteria to each unit of accounting.

At September 30, 2007, we had the following four types of collaborative contracts with the parties identified below:

•       License to a single target antigen (single target license):

Biogen Idec, Inc.

Biotest AG

Boehringer Ingelheim International GmbH

Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson

Genentech, Inc. (multiple single target licenses)

Millennium Pharmaceuticals, Inc.

•       Broad option agreements to acquire rights to a limited number of targets over a specified time period (broad license):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

•       Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

•       Non-exclusive license to our humanization technology, which was developed to enable antibodies initially of murine origin to appear to be human to the human immune system:

sanofi-aventis

Generally, the foregoing collaboration agreements provide that we will (i) at the collaborator’s request, manufacture preclinical and clinical materials at our cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievement of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or twelve years after product launch. We are required to provide technical training and to share any process improvements and know-how with our collaborators during the research term of the collaboration agreements.

Generally, upfront payments on single target licenses are deferred over the period of our substantial involvement during development. Our employees are available to assist our collaborators during the development of their products. We estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees. In the event that a single-target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

We defer upfront payments received from our broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and twelve years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target license to the collaborator, we defer the license fee and account for the fee as we would an upfront payment on a single target license, as discussed above. In the event a broad license agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue is recognized when such milestones are achieved. In addition, we recognize research and development support revenue from certain collaboration and development agreements based upon the level of research services performed during the period of the research agreement. Deferred revenue substantially represents amounts received under collaborative agreements and not yet earned pursuant to these policies. Where we have no continuing involvement, we will record non-refundable license fees as revenue upon receipt and will record revenue upon achievement of milestones by our collaborative partners.

We produce preclinical and clinical materials for our collaborators. We are reimbursed for our direct and overhead costs to produce clinical materials and, in some cases, direct and overhead costs plus a profit margin. We recognize revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

We also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody-specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for our direct and overhead costs of producing these materials or providing these services. We record the amounts received for the materials produced or services performed as a component of research and development support.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. To date, we have fully reserved any such material identified as excess with a corresponding charge to research and development expense. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and maximum tolerated dose of each clinical trial. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators’ projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to cost of clinical materials reimbursed.

Stock-Based Compensation

As of September 30, 2007, we have one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. The compensation cost that has been incurred during the three months ended September 30, 2007 and 2006 is $537,000   and $583,000, respectively.

As of September 30, 2007, the estimated fair value of unvested employee awards was $2.7 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

Derivatives

       Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying consolidated balance sheets. The fair value of these instruments represents the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

       We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains on forward contracts for the three month period ended September 30, 2007 are $193,000, and are included in the accompanying consolidated statement of operations as other income (expense), net.  As of September 30, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $4 million (3 million Euros), all maturing on or before July 31, 2008. As of September 30, 2006, there were no foreign currency forward contracts outstanding. We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

RESULTS OF OPERATIONS

Revenues

Our total revenues for the three months ended September 30, 2007 and 2006 were $11.4 million and $7.8 million, respectively. The $3.6 million increase in revenues in the three months ended September 30, 2007 from the same period in the prior year is primarily attributable to an increase in license and milestone fees and clinical materials reimbursement revenue, partially offset by a decrease in research and development support revenue.

Research and development support was $4.5 million for the three months ended September 30, 2007, compared with $5.5 million for the three months ended September 30, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development.

The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2007 and 2006 is included in the following table (in thousands):

	Three Months Ended September 30,
	2007	2006
Collaborative Partner:
Sanofi-aventis	3,410	4,260
Biogen Idec	45	82
Biotest	426	18
Centocor	377	152
Genentech	176	951
Other	39	44
Total	$4,473	$5,507

Revenues from license and milestone fees for the three months ended September 30, 2007, increased $2.8 million to $4.2 million from $1.4 million in the same period ended September 30, 2006. Included in license and milestone fees for the three months ended September 30, 2007 was a $3 million milestone related to the initiation of Phase II clinical testing of T-DMI by Genentech. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2007 and 2006 is included in the following table (in thousands):

	Three Months Ended September 30,
	2007	2006
Collaborative Partner:
Amgen (formerly Abgenix)	$108	$100
Sanofi-aventis	709	600
Biogen Idec	38	22
Biotest	42	38
Centocor	—	38
Genentech	3,291	390
Millennium	—	218
Total	$4,188	$1,406

    Deferred revenue of $14.6 million as of September 30, 2007 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $1.9 million in the three months ended September 30, 2007, to nearly $2.8 million from $857,000 in the three months ended September 30, 2006. During the three months ended September 30, 2007, we shipped clinical materials in support of the T-DM1 clinical trials and SAR3419 clinical trials, as well as DMx shipments to certain collaborators in support of development and manufacturing efforts. During the three months ended September 30, 2006, we shipped clinical materials in support of the T-DM1 clinical trials and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in the current period is primarily related to the advancement of the clinical trials of T-DM1. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2007 decreased $2.3 million to $9.1 million from $11.4 million for the three months ended September 30, 2006. The change in research and development expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 was primarily due to a decrease in antibody costs incurred during the current three-month period, and was also due to a decrease in development costs with manufacturing organizations related to the potential production of later-stage materials. We anticipate higher antibody and development costs over the balance of the current fiscal year. The number of our research and development personnel increased to 165 at September 30, 2007 compared to 152 at September 30, 2006. Research and development salaries and related expenses increased by $393,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Facilities expense, including depreciation, increased $330,000 during the three months ended September 30, 2007 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our anticipated move from Cambridge during the second half of fiscal 2008, as well as new capital purchases.

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

	Three Months Ended September 30,
	2007	2006
Research and Development
Research	$3,804	$3,674
Preclinical and Clinical Testing	1,685	1,927
Process and Product Development	1,487	1,311
Manufacturing Operations	2,129	4,504

Total Research and Development Expense	$9,105	$11,416

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2007 increased $130,000 to $3.8 million from $3.7 million for the three months ended September 30, 2006. The increase in research and development expenses was primarily the result of an increase in facilities expense.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2007 decreased $242,000 to $1.7 million compared to $1.9 million for the three months ended September 30, 2006. This decrease is primarily due to a decrease in salaries and related expense resulting from a decrease in average headcount, as well as a decrease in clinical trial costs resulting from reduced patient enrollment during the current period.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2007, total development expenses increased $176,000 to $1.5 million, compared to $1.3 million for the three months ended September 30, 2006.  The increase is primarily due to an increase in facilities expense, as well as an increase in salaries and related expense.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates, quality control and assurance activities and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying consolidated statements of operations. For the three months ended September 30, 2007, manufacturing operations expense decreased $2.4 million to $2.1 million compared to $4.5 million in the same period last year. The decrease in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily the result of a decrease in antibody costs incurred during the current period, as well as a decrease in development costs related to the potential production of later-stage materials incurred at contract manufacturing organizations. Overhead utilization from the manufacture of clinical materials on behalf of our collaborators was higher during the three months ended September 30, 2007 as compared to the same period ended September 30, 2006. Partially offsetting these decreases during the current period was an increase in salaries and related expense.

Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $601,000 and $2.7 million in the three months ended September 30, 2007 and 2006, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future. We anticipate greater antibody costs over the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 decreased $373,000 to $2.4 million compared to $2.8 million for the three months ended September 30, 2006. The decrease is primarily due to a decrease in patent prosecution costs during the current period.

Interest Income

        Interest income for the three months ended September 30, 2007 decreased $198,000 to $667,000 from $865,000 for the three months ended September 30, 2006. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Losses on Investments

Net realized losses on investments were $1,000 for the three months ended September 30, 2006. There were no losses recognized in the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,
	2007	2006
	(In thousands)
Cash and short-term investments	$53,603	$70,276
Working capital	53,962	68,314
Shareholders’ equity	58,061	66,985
Cash used for operating activities	(5,844)	(4,558)
Cash provided by investing activities	21,343	5,995
Cash provided by financing activities	171	26

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, clinical materials reimbursement and research funding. As of September 30, 2007, we had approximately $53.6 million in cash and marketable securities. Net cash used in operations was $5.8 million and $4.6 million during the three months ended September 30, 2007 and 2006, respectively. The increase in operational cash use from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is principally due to payments made during the quarter that had previously been accrued to contract manufacturers and a deposit made to secure new leased space in Waltham, MA.

Net cash provided by investing activities was $21.3 million and $6.0 million for the three months ended September 30, 2007 and 2006, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. During the three months ended September 30, 2007, for liquidity purposes we transferred approximately $16.9 million from our investment portfolio to a high-yielding money market fund. Capital expenditures, primarily for the purchase of new equipment, were $470,000 and $493,000 for the three-month periods ended September 30, 2007and 2006, respectively

Net cash provided by financing activities was $171,000 and $26,000 for the three months ended September 30, 2007 and 2006, respectively, which represents proceeds from the exercise of 107,000 and 56,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments, including committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for the balance of fiscal 2008 and at least a portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

On July 11, 2007, we filed a Registration Statement on Form S-3 (Registration No. 333-144488) with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock.

Contractual Obligations

         Effective July 27, 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We plan to occupy the space on April 1, 2008 and intend to use this space for our corporate headquarters and other operations currently located in Cambridge, MA. The initial term of the lease is for twelve years with an option for us to extend the lease for two additional terms of five years. We are required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, we received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to our specifications.  The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FAS Technical Bulletin 88-1, Issues Relating to Accounting for Leases. The lease term began on October 1, 2007, when the Company had physical use of the space in order to begin construction.

         The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (nine months remaining)	$3,423
2009	6,341
2010	6,406
2011	5,979
2012	4,959
Total minimum lease payments	$27,108

We intend to sublease approximately 15,000 and 12,000 square feet of our current laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively. We have not included any estimated sublease income in the table above.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have evaluated the effects of adopting this standard, and we currently do not believe the adoption will have a material impact on our results of operations or financial position.

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

Forward-Looking Statements

       This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•                  future products revenues, expenses, liquidity and cash needs;

•                  anticipated agreements with collaboration partners;

•                  anticipated clinical trial timelines or results;

•                  anticipated research and product development results;

•                  projected regulatory timelines;

•                  descriptions of plans or objectives of management for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2007. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

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

Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in European currencies and have maturities of less than one year. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.

Our market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts. Generally, these contracts provide that we receive certain foreign currencies and pay U.S. dollars at specified exchange rates at specified future dates. Although we are exposed to credit and market risk in the event of future nonperformance by a counterparty, management has no reason to believe that such an event will occur.

ITEM 4.                             Controls and Procedures

(a)          Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were adequate and effective.

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings

None.

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes from the factors disclosed in our 2007 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                             Defaults Upon Senior Securities

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

None.

ITEM 5.       Other Information

None.

ITEM 6.                             Exhibits

10.1	Summary of Annual Executive Bonus Program
10.2	Lease dated July 27, 2007 by and between Intercontinental Fund III 830 Winter Street, LLC, lessor, and the Registrant, lessee.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 7, 2007	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2007	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Summary of Annual Executive Bonus Program
10.2	Lease dated July 27, 2007 by and between Intercontinental Fund III 830 Winter Street, LLC, lessor, and the Registrant, lessee.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.