Form 10-Q
period 2007-12-31
IMMUNOGEN INC
filed 2008-02-07
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  42,907,702 shares outstanding as of February 4, 2008.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

(UNAUDITED)

	December 31, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$12,365	$10,605
Marketable securities	36,293	49,095
Accounts receivable	1,743	1,536
Unbilled revenue	4,239	5,980
Inventory	2,023	3,267
Prepaid and other current assets	2,463	1,351
Restricted cash	268	268
Total current assets	59,394	72,102

Property and equipment, net of accumulated depreciation	16,495	8,149
Long-term restricted cash	3,872	95
Other assets	12	75

Total assets	$79,773	$80,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,168	$2,226
Accrued compensation	2,355	1,213
Other accrued liabilities	2,133	4,476
Current portion of lease incentive obligation	459	—
Current portion of deferred revenue	6,249	6,373
Total current liabilities	13,364	14,288

Lease incentive obligation, net of current portion	5,172	—
Deferred revenue, net of current portion	6,863	7,402
Other long-term liabilities	1,237	330
Total liabilities	26,636	22,020
Commitments and contingencies (Note D)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 42,901 shares and 42,346 shares as of December 31, 2007 and June 30, 2007, respectively	429	423
Additional paid-in capital	317,696	315,621
Accumulated deficit	(264,792)	(257,548)
Accumulated other comprehensive loss	(196)	(95)
Total shareholders’ equity	53,137	58,401
Total liabilities and shareholders’ equity	$79,773	$80,421

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Research and development support	$3,672	$6,593	$8,145	$12,100
License and milestone fees	2,680	3,428	6,868	4,834
Clinical materials reimbursement	3,399	2,051	6,163	2,908

Total revenues	9,751	12,072	21,176	19,842

Operating Expenses:
Cost of clinical materials reimbursed	2,426	1,588	4,155	2,235
Research and development	10,732	11,768	19,837	23,184
General and administrative	3,527	2,566	5,951	5,363

Total operating expenses	16,685	15,922	29,943	30,782

Loss from operations	(6,934)	(3,850)	(8,767)	(10,940)

Other income (expense), net	727	815	1,540	1,662

Loss before provision for income taxes	(6,207)	(3,035)	(7,227)	(9,278)

Provision for income taxes	5	9	17	20

Net loss	$(6,212)	$(3,044)	$(7,244)	$(9,298)

Basic and diluted net loss per common share	$(0.15)	$(0.07)	$(0.17)	$(0.22)

Basic and diluted weighted average common shares outstanding	42,700	41,571	42,558	41,526

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,244)	$(9,298)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,111	1,402
Amortization of lease incentive obligation	(77)	—
Loss (gain) on disposal of fixed assets	11	(1)
Loss (gain) on sale of marketable securities	—	(5)
Gain on forward contracts	(242)	(8)
Stock–based compensation	1,085	1,261
Deferred rent	929	32
Changes in operating assets and liabilities:
Accounts receivable	(207)	(1,624)
Unbilled revenue	1,741	(100)
Inventory	1,244	(762)
Prepaid and other current assets	(1,100)	214
Restricted cash	(3,777)	—
Other assets	63	(141)
Accounts payable	(58)	(253)
Accrued compensation	1,142	1,396
Other accrued liabilities	(2,393)	849
Deferred revenue	(663)	(892)
Proceeds from landlord for tenant improvements	550	—
Net cash used for operating activities	(6,885)	(7,930)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	26,306	100,160
Reclassification of cash equivalent balance to marketable securities	(13,605)	—
Purchases of marketable securities	—	(91,199)
Purchases of property and equipment	(5,311)	(920)
Proceeds from sale of fixed assets	—	1
Proceeds from settlement of forward contracts	280	—
Net cash provided by investing activities	7,670	8,042

Cash flows from financing activities:
Proceeds from stock options exercised	975	257
Net cash provided by financing activities	975	257

Net change in cash and cash equivalents	1,760	369

Cash and cash equivalents, beginning of period	10,605	4,813

Cash and cash equivalents, ending of period	$12,365	$5,182

Supplemental disclosure:
Cash paid for income taxes	$22	$20

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(UNAUDITED)

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2007 and June 30, 2007 and for the three and six months ended December 31, 2007, and 2006 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company’s agreements contain multiple revenue elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

At December 31, 2007, the Company had the following four types of collaborative contracts with the parties identified below:

• License to a single target antigen (single target license):

Biogen Idec Inc.

Biotest AG

Boehringer Ingelheim International GmbH

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

Generally, upfront payments on single-target licenses are deferred over the period of the Company’s substantial involvement during development. The Company’s employees are available to assist the Company’s collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses the periods of substantial involvement over which the Company amortizes its upfront license fees. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

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

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for its direct and overhead costs of producing these preclinical materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support. The Company also has been retained by two of its collaborators to develop conjugation processes for materials for later stage testing and commercialization. The Company is reimbursed for its direct and overhead costs and may receive milestone payments for developing these processes and these are recorded as a component of research and development support.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income (expense), net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income (expense), net. The cost of securities sold is based on the specific identification method.  During the quarter, the Company was notified by a fund manager that a fund in which the Company holds an investment in is currently unable to meet shareholder redemptions on a timely basis.  The Company held approximately $13.6 million in this fund at December 31, 2007. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. The Company has the option of redeeming the entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. As a result, the Company has reclassified the balance in this fund from cash and cash equivalents to marketable securities.

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2007 and June 30, 2007 primarily represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) research funding earned based on actual resources utilized under the Company’s development, license and service agreements with Biotest; and (iii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis and license agreement with Biotest.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2007 and June 30, 2007 is summarized below (in thousands):

	December 31,	June 30,
	2007	2007
Raw materials	$509	$1,070
Work in process	1,514	2,197
Total	$2,023	$3,267

All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4, collectively referred to as DMx, are both manufactured from a precursor, ansamitocin P3. Raw materials inventory consists entirely of DMx.

Inventory cost is stated net of write-downs of $832,000 and $1.4 million as of December 31, 2007 and June 30, 2007, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on current firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

b)             to the extent that the Company has up to twelve months of firm, fixed orders and/or projections from its collaborators, the Company capitalizes the value of raw materials that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

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

The Company did not record any cost of clinical materials reimbursement expense related to excess inventory during the six months ended December 31, 2007.  Increases in the Company’s on-hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to cost of clinical materials reimbursed.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	4,889	5,693	4,889	5,693
Common stock equivalents under treasury stock method	462	1,149	483	841

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Financial Accounting Standards Board, or FASB, Statement No. 130, Reporting Comprehensive Income. For the three and six months ended December 31, 2007, total comprehensive loss equaled $6.3 million and $7.3 million, respectively. For the three and six months ended December 31, 2006, total comprehensive loss equaled $3.1 million and $9.1 million, respectively. Comprehensive loss was comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of December 31, 2007, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the Plan. The Plan was approved by the Company’s Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan.  The Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend	None	None	None	None
Volatility	75.82%	79.14%	75.49%	82.27%
Risk-free interest rate	3.85%	4.59%	3.91%	4.86%
Expected life (years)	7.5	6.4	7.4	6.5

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2007 and 2006 were $3.50 and $3.13, respectively, and $3.50 and $2.72 for options granted during the six months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the estimated fair value of unvested employee awards was $1.9 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

During the six months ended December 31, 2007, holders of options issued under the Plan exercised their rights to acquire an aggregate of 554,000 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds to the Company from these option exercises were approximately $975,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. For the three and six months ended December 31, 2007, net gains recognized on forward contracts were $49,000 and $242,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net. As of December 31, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $7.4 million (5.1 million Euros), all maturing on or before July 31, 2008. As of June 30, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $6.5 million (4.8 million Euros). For the three and six months ended December 31, 2006, net gains recognized on forward contracts were $13,000.  As of December 31, 2006, the Company had outstanding forward contracts with notional amounts equivalent to approximately $4.1 million (2.6 million Euros and 4.8 million Swedish Krona).  We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Segment Information

During the three and six months ended December 31, 2007, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2007 and 2006 are included in the following table:

	Three Months Ended December 31,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaborative Partner:
sanofi-aventis	58%	67%	51%	67%
Genentech	16%	18%	32%	21%
Biogen Idec	13%	6%	6%	4%
Biotest	12%	4%	8%	3%

There were no other significant customers of the Company in the three and six months ended December 31, 2007 and 2006.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company is currently evaluating the impact EITF 07-1 may have on its results of operations or financial position.

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

B.     Significant Research and Development Agreements

sanofi-aventis

In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, the Company was no longer obligated to present new targets for antibody-based anticancer therapeutics to sanofi-aventis, enabling the Company to use such targets in the development of its own proprietary products. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. During the three and six months ended December 31, 2007, the Company recorded $2.9 million and $6.3 million, respectively, of research and development support revenue under this agreement. During the three and six months ended December 31, 2006, the Company recorded $4.8 million and $9.0 million, respectively, of research and development support revenue under this agreement.

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

In December 2007, sanofi-aventis notified the Company that one of the preclinical product candidates under its discovery, development and commercialization agreement with the Company had achieved a certain milestone, triggering a $500,000 payment to the Company. This milestone is included in license and milestone fee revenue for the current period.

Genentech, Inc.

Genentech began Phase II evaluation of trastuzumab-DM1 (T-DM1) in July 2007 and as a result, the Company received $5 million in milestone payments. Included in license and milestone fees for the six months ended December 31, 2007 is $3 million of the $5 million payment, and the remaining $2 million has been deferred as it is contingent upon the completion of an additional deliverable which the Company expects to occur during the third quarter of fiscal 2008. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

Centocor, Inc.

In December 2007, the Company licensed from Centocor Inc., a wholly owned subsidiary of Johnson and Johnson, the exclusive, worldwide rights to develop and commercialize a TAP compound that consists of an integrin-binding antibody developed by Centocor and one of the Company’s maytansinoid cell-killing agents.  This license reallocates the parties’ respective responsibilities and financial obligations from a previous license Centocor had obtained from the Company to develop a TAP compound. Centocor has the right to opt-in on future development and commercialization of this compound, IMGN388, at an agreed-upon stage in clinical testing.  Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and it will also be entitled to royalties on IMGN388 sales, if any. In this event, the

Company has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, the Company would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the USA, and the Company would receive royalties on any international sales.  The companies have agreed to share certain third-party expenses. The unamortized balance of a $1 million upfront payment Centocor made to the Company as part of the previous license amounted to $644,000 at December 31, 2007 and will be recognized as revenue over the estimated period of the Company’s significant involvement under the new agreement.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2007 Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2007, the Company recorded approximately $(8,000) and $(21,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. During the three and six months ended December 31, 2006, the Company recorded as compensation expense approximately $32,000 and $42,000, respectively. The value of the stock units is adjusted to market value at each reporting period.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or 2004 Director Plan, was amended on September 5, 2006. Per the terms of the amended 2004 Director Plan, the redemption amount for deferred share units will be paid in shares of common stock of the Company in lieu of cash. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date and the total value of the awards, as calculated on the modification date, was expensed over the remainder of the vesting period. Accordingly, the value of the deferred share units is fixed and will no longer be adjusted to market value at each reporting period.

During the three and six months ended December 31, 2007, the Company recorded approximately $16,000 and $23,000 in compensation expense, respectively, related to vesting of deferred share units issued under the amended 2004 Director Plan. The Company recorded approximately $67,000 and $121,000 in compensation expense related to vesting of deferred share units issued under the 2004 Director Plan during the three and six months ended December 31, 2006, respectively.

D.               Commitments and Contingencies

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company plans to occupy the space on or about April 1, 2008 and intends to use this space for its corporate headquarters and other operations currently located in Cambridge, MA. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company’s specifications.  The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through December 31, 2007, the Company has recorded $5.7 million of leasehold improvements under the construction allowance. Through December 31, 2007, the Company has received $550,000 from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was either paid directly by the landlord or has yet to be paid or received by the Company. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (six months remaining)	$2,497
2009	6,341
2010	6,406
2011	5,979
2012	4,959
Total minimum lease payments	$26,182

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

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc. (formerly Abgenix, Inc.), Biogen Idec Inc., Biotest AG, Genentech, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed within the collaboration during its research program term. Under the terms of the agreement, we also are entitled to receive committed research funding. The commitment was for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. Through the end of December 31, 2007, we have earned $74.3 million, of which $2.9 million and $6.3 million was recognized during the three and six months ended December 31, 2007, respectively, and $4.8 million and $9.0 million was recognized during the three and six months ended December 31, 2006, respectively. As of December 31, 2007, we have $6.6 million of committed research funding remaining under this arrangement.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million per antigen target. Through December 31, 2007, we have received and earned $6 million of a potential $103 million with the achievement of various milestones related to four targets.

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

In December 2006, sanofi-aventis entered into an option agreement with us that provides sanofi-aventis with the right to enter into a multi-target agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The multi-target agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies to targets not included in the existing research collaboration between the companies – with certain restrictions – and to license the right to use the technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement that we have deferred and are recognizing over the option period.

In October 2007, sanofi-aventis informed us that clinical testing of SAR3419 had begun, triggering payment and recognition of a $1 million milestone payment to us. This milestone is included in license and milestone fees revenue for the three and six months ended December 31, 2007. SAR3419 is a potential new treatment for non-Hodgkin’s lymphoma and other B-cell malignancies, and was created by ImmunoGen and licensed to sanofi-aventis as part of the broad collaboration agreement to discover, develop and commercialize anticancer therapeutics entered into by the companies in July 2003.

In December 2007, sanofi-aventis notified us that one of the product candidates under its discovery, development and commercialization agreement with us had achieved a certain milestone, triggering a $500,000 payment to the Company. This milestone is included in license and milestone fee revenue for the current period.

In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies that target HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales of any HER2-targeting TAP compounds developed under this agreement if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and royalties. Assuming all requirements are met under this agreement, we are to receive $44 million in milestone payments under this agreement in addition to royalties on sales, if any. Through December 31, 2007, we have received $9 million.

In January 2006, Genentech notified us that the Investigational New Drug, or IND, application for trastuzumab-DM1(T-DM1) submitted by Genentech to the U.S. Food and Drug Administration, or FDA, had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. In July 2007, Genentech began Phase II evaluation of T-DM1 and we received a $5 million milestone payment with this event. Included in license and milestone fees for the six months ended December 31, 2007 is $3 million of the $5 million payment, and the remaining $2 million has been deferred as it is contingent upon the completion of an additional deliverable which we expect to occur during the third quarter of fiscal 2008.

In December 2007, we licensed from Centocor Inc., a wholly owned subsidiary of Johnson and Johnson, the exclusive, worldwide rights to develop and commercialize a TAP compound that consists of an integrin-binding antibody developed by Centocor and one of our maytansinoid cell-killing agents. This license reallocates the parties’ respective responsibilities and financial obligations from a previous license Centocor had obtained from us to develop a TAP compound. Centocor has the right to opt-in on future development and commercialization of this compound, IMGN388, at an agreed-upon stage in clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and it will also be entitled to royalties on IMGN388 sales, if any. In this event, we have the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, we would receive an opt-in fee and be released from our obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the USA, and we would receive royalties on any international sales. The companies have agreed to share certain third-party expenses. The unamortized balance of a $1 million upfront payment Centocor made to us as part of the previous license amounted to $644,000 at December 31, 2007 and will be recognized as revenue over the estimated period of our significant involvement under the new agreement.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we will have a commercially approved product within the near future. Research and development expenses are expected to increase significantly in the near term as we continue our development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of December 31, 2007, we had approximately $48.7 million in cash and marketable securities compared to $59.7 million in cash and marketable securities as of June 30, 2007.

We anticipate that the increase in total cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and the committed research funding to which we are entitled pursuant to the sanofi-aventis collaboration. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

At December 31, 2007, we had the following four types of collaborative contracts with the parties identified below:

•       License to a single target antigen (single target license):

Biogen Idec Inc.

Biotest AG

Boehringer Ingelheim International GmbH

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

We also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody-specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for our direct and overhead costs of producing these preclinical materials or providing these services. We record the amounts received for the preclinical materials produced or services performed as a component of research and development support. We have also been retained by two of our collaborators to develop conjugation processes for materials for later stage testing and commercialization. We are reimbursed for our direct and overhead costs and may receive milestone payments for developing these processes and these are recorded as a component of research and development support.

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

Stock-Based Compensation

As of December 31, 2007, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. The compensation cost that has been incurred during the three and six months ended December 31, 2007 is $546,000   and $1.1 million, respectively.

As of December 31, 2007, the estimated fair value of unvested employee awards was $1.9 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

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

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract.  Net gains recognized on forward contracts for the three and six months ended December 31, 2007 were $49,000 and $242,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net.  As of December 31, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $7.4 million (5.1 million Euros), all maturing on or before July 31, 2008. Net gains recognized on forward contracts for the three and six months ended December 31, 2006 were $13,000. As of December 31, 2006, we had outstanding forward contracts with notional amounts equivalent to approximately $4.1 million (2.6 million Euros and 4.8 million Swedish Krona). We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2007 and 2006

Revenues

Our total revenues for the three months ended December 31, 2007 and 2006 were $9.8 million and $12.1 million, respectively.  The $2.3 million decrease in revenues in the three months ended December 31, 2007 from the same period in the prior year is primarily attributable to a decrease in research and development support revenue, and to a lesser extent, license and milestone fees, partially offset by an increase in clinical materials reimbursement revenue.

Research and development support was $3.7 million for the three months ended December 31, 2007, compared with $6.6 million for the three months ended December 31, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2007 and 2006 is included in the following table (in thousands):

	Three months Ended December 31,
	2007	2006
Collaborative Partner:
sanofi-aventis	$2,916	$4,785
Biogen Idec	61	151
Biotest	453	420
Centocor	50	117
Genentech	189	1,053
Other	3	67
Total	$3,672	$6,593

Revenues from license and milestone fees for the three months ended December 31, 2007, decreased $748,000 to $2.7 million from $3.4 million in the same period ended December 31, 2006. Included in license and milestone fees for the three months ended December 31, 2007 was a $1 million milestone related to the initiation of Phase I clinical testing of SAR3419 and $500,000 related to an additional milestone achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the three months ended December 31, 2006 was a $2 million milestone related to the initiation of Phase I clinical testing of AVE1642 by sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2007 and 2006 is included in the following table (in thousands):

	Three months Ended December 31,
	2007	2006
Collaborative Partner:
Amgen (formerly Abgenix)	$108	$100
sanofi-aventis	2,200	2,625
Biogen Idec	39	22
Biotest	42	38
Centocor	—	39
Genentech	291	386
Millennium	—	218
Total	$2,680	$3,428

Deferred revenue of $13.1 million as of December 31, 2007 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $1.3 million in the three months ended December 31, 2007, to $3.4 million from $2.1 million in the three months ended December 31, 2006. During the three months ended December 31, 2007, we shipped clinical materials in support of the T-DM1 and SAR3419 clinical trials, clinical materials in anticipation of the start of certain clinical trials, as well as preclinical materials and DMx shipments to certain collaborators in support of development and manufacturing efforts. During the three months ended December 31, 2006, we shipped clinical materials in support of the T-DM1 and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in the current period is primarily related to the advancement of clinical trials, as well as clinical materials shipped in anticipation of Phase I clinical trials. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

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

•       activities related to the preclinical and clinical development of IMGN901 (huN901-DM1) and IMGN242 (huC242-DM4);

•       process development related to production of the huN901 antibody and IMGN901 conjugate for clinical materials;

•       process development related to production of the huC242 antibody and IMGN242 conjugate for clinical materials;

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

Research and development expense for the three months ended December 31, 2007 decreased $1.1 million to $10.7 million from $11.8 million for the three months ended December 31, 2006. The change in research and development expenses for the three months ended December 31, 2007, compared to the three months ended December 31, 2006 was primarily due to a decrease in antibody costs incurred during the current three-month period, and was also due to a decrease in development costs with manufacturing organizations related to the potential production of later-stage materials. We anticipate higher antibody costs over the balance of the current fiscal year. The number of our research and development personnel increased to 166 at December 31, 2007 compared to 162 at December 31, 2006. Research and development salaries and related expenses increased by $153,000 in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Facilities expense, including depreciation, increased $324,000 during the three months ended December 31, 2007 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our anticipated move from Cambridge during the second half of fiscal 2008, as well as new capital investments.

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

	Three months Ended December 31,
	2007	2006
Research and Development
Research	$3,754	$3,846
Preclinical and Clinical Testing	1,760	2,218
Process and Product Development	1,482	1,367
Manufacturing Operations	3,736	4,337
Total Research and Development Expense	$10,732	$11,768

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended December 31, 2007 decreased $92,000 to $3.8 million.

Preclinical and Clinical Testing:   Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2007 decreased $458,000 to $1.8 million compared to $2.2 million for the three months ended December 31, 2006. This decrease is primarily due to a decrease in salaries and related expense resulting from a decrease in average headcount, as well as a decrease in contract service expense resulting from decreased costs associated with preclinical studies.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2007, total development expenses increased $115,000 to $1.5 million, compared to $1.4 million for the three months ended December 31, 2006.  The increase is primarily due to an increase in facilities expense.

Manufacturing Operations:    Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates, quality control and assurance activities and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying consolidated statements of operations. For the three months ended December 31, 2007, manufacturing operations expense decreased $601,000 to $3.7 million compared to $4.3 million in the same period last year. The decrease in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was primarily the result of a decrease in antibody costs incurred during the current period and a decrease in development costs related to the potential production of later-stage materials incurred at contract manufacturing organizations. Partially offsetting these decreases during the current period was an increase in salaries and related expense.

Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $1.6 million and $2.0 million in the three months ended December 31, 2007 and 2006, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future. We anticipate greater antibody costs over the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2007 increased $961,000 to $3.5 million compared to $2.6 million for the three months ended December 31, 2006. The increase is primarily due to an increase in rent expense incurred during the current period related to laboratory and office space located in Waltham, MA.

Interest Income

Interest income for the three months ended December 31, 2007 decreased $198,000 to $676,000 from $874,000 for the three months ended December 31, 2006. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Losses on Investments

Net realized gains on investments were $5,000 for the three months ended December 31, 2006 as compared to zero net gains (losses) on investments for the three months ended December 31, 2007.

Comparison of Six Months ended December 31, 2007 and 2006

Revenues

Our total revenues for the six months ended December 31, 2007 and 2006 were $21.2 million and $19.8 million, respectively.  The $1.4 million increase in revenues in the six months ended December 31, 2007 from the same period in the prior year is primarily attributable to an increase in license and milestone fees and clinical materials reimbursement revenue, partially offset by a decrease in research and development support revenue.

Research and development support was $8.1 million for the six months ended December 31, 2007, compared with $12.1 million for the six months ended December 31, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2007 and 2006 is included in the following table (in thousands):

	Six Months Ended December 31,
	2007	2006
Collaborative Partner:
Sanofi-aventis	$6,327	$9,045
Biogen Idec	105	233
Biotest	879	438
Centocor	428	269
Genentech	365	2,004
Other	41	111
Total	$8,145	$12,100

Revenues from license and milestone fees for the six months ended December 31, 2007, increased $2.1 million to $6.9 million from $4.8 million in the same period ended December 31, 2006. Included in license and milestone fees for the six months ended December 31, 2007 was a $3 million milestone related to the initiation of Phase II clinical testing of T-DM1 by Genentech, a $1 million milestone related to the initiation of Phase I clinical testing of SAR3419 and $500,000 related to an additional milestone achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the six months ended December 31, 2006 was a $2 million milestone related to the initiation of Phase I clinical testing of AVE1642 by sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2007 and 2006 is included in the following table (in thousands):

	Six Months Ended December 31,
	2007	2006
Collaborative Partner:
Amgen (formerly Abgenix)	$217	$200
Sanofi-aventis	2,909	3,226
Biogen Idec	76	43
Biotest	84	77
Centocor	—	76
Genentech	3,582	777
Millennium	—	435
Total	$6,868	$4,834

Clinical materials reimbursement increased by approximately $3.3 million in the six months ended December 31, 2007, to $6.2 million from $2.9 million in the six months ended December 31, 2006. During the six months ended December 31, 2007, we shipped clinical materials in support of the T-DM1 clinical trials, SAR3419 clinical trials, clinical materials in anticipation of the start of certain clinical trials, as well as preclinical materials and DMx shipments to certain collaborators in support of development and manufacturing efforts. During the six months ended December 31, 2006, we shipped clinical materials in support of the T-DM1 clinical trials and AVE9633 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in the current period is primarily related to the advancement of clinical trials, as well as clinical materials shipped in anticipation of Phase I clinical trials. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2007 decreased $3.4 million to $19.8 million from $23.2 million for the six months ended December 31, 2006. The change in research and development expenses for the six months ended December 31, 2007, compared to the six months ended December 31, 2006 was primarily due to a decrease in antibody costs incurred during the current six-month period and a decrease in development costs with manufacturing organizations related to the potential production of later-stage materials. We anticipate higher antibody and development costs over the balance of the current fiscal year. The number of our research and development personnel increased to 166 at December 31, 2007 compared to 162 at December 31, 2006. Research and development salaries and related expenses increased by $546,000 in the six months ended December 31, 2007 compared to the six months ended December 31, 2006. Facilities expense, including depreciation, increased $654,000 during the six months ended December 31, 2007 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our anticipated move from Cambridge during the second half of fiscal 2008, as well as new capital investments.

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

	Six Months Ended December 31,
	2007	2006
Research and Development
Research	$7,558	$7,520
Preclinical and Clinical Testing	3,445	4,145
Process and Product Development	2,969	2,678
Manufacturing Operations	5,865	8,841
Total Research and Development Expense	$19,837	$23,184

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the six months ended December 31, 2007 increased $38,000 to $7.6 million from $7.5 million for the six months ended December 31, 2006. The increase in research and development expenses was primarily the result of an increase in facilities expense, partially offset by a decrease in contract service expense.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2007 decreased $701,000 to $3.4 million compared to $4.1 million for the six months ended December 31, 2006. This decrease is primarily due to a decrease in salaries and related expense resulting from a decrease in average headcount, a decrease in clinical trial costs, and a decrease in contract service expense resulting from decreased costs associated with preclinical studies.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2007, total development expenses increased $291,000 to $3.0 million, compared to $2.7 million for the six months ended December 31, 2006.  The increase is primarily due to an increase in facilities expense.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates, quality control and assurance activities and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying consolidated statements of operations. For the six months ended December 31, 2007, manufacturing operations expense decreased $2.9 million to $5.9 million compared to $8.8 million in the same period last year. The decrease in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 was primarily the result of a decrease in antibody costs incurred during the current period, as well as a decrease in development costs related to the potential production of later-stage materials incurred at contract manufacturing organizations. Overhead utilization from the manufacture of clinical materials on behalf of our collaborators was higher during the six months ended December 31, 2007 as compared to the same period ended December 31, 2006. Partially offsetting these decreases during the current period was an increase in salaries and related expense.

Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $2.2 million and $4.7 million in the six months ended December 31, 2007 and 2006, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future. We anticipate greater antibody costs over the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2007 increased $588,000 to $6 million compared to $5.4 million for the six months ended December 31, 2006. The increase is primarily due to an increase in rent expense incurred during the current period related to laboratory and office space located in Waltham, MA.

Interest Income

Interest income for the six months ended December 31, 2007 decreased $396,000 to $1.3 million from $1.7 million for the six months ended December 31, 2006. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Losses on Investments

Net realized gains on investments were $5,000 for the six months ended December 31, 2006 as compared to zero net gains (losses) on investments for the six months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2007	2006
	(In thousands)
Cash and marketable securities	$48,658	$66,682
Working capital	46,030	65,673
Shareholders’ equity	53,137	64,912
Cash used for operating activities (six months ended)	(6,885)	(7,930)
Cash provided by investing activities (six months ended)	7,670	8,042
Cash provided by financing activities (six months ended)	975	257

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital investments. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, clinical materials reimbursement and research funding. As of December 31, 2007, we had approximately $48.7 million in cash and marketable securities. Net cash used in operations was $6.9 million and $7.9 million during the six months ended December 31, 2007 and 2006, respectively.

Net cash provided by investing activities was $7.7 million and $8.0 million for the six months ended December 31, 2007 and 2006, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. During the quarter, we were notified by a fund manager that a fund in which we hold an investment in is currently unable to meet shareholder redemptions on a timely basis.  We held approximately $13.6 million in this fund at December 31, 2007. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. We have the option of redeeming our entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. As a result, we have reclassified the balance in this fund from cash and cash equivalents to marketable securities.   Capital expenditures were $5.3 million and $920,000 for the six-month periods ended December 31, 2007and 2006, respectively.  The increase in capital expenditures during the current six-month period is primarily due to expansion and improvements of our manufacturing plant in Norwood, MA.

Net cash provided by financing activities was $975,000 and $257,000 for the six months ended December 31, 2007 and 2006, respectively, which represents proceeds from the exercise of 554,000 and 168,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments, including committed research funding due us under the sanofi-aventis collaboration over the remainder of the research program, will enable us to meet our operational expenses and capital expenditures for the balance of fiscal 2008 and at least a substantial portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

Contractual Obligations

Effective July 27, 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We plan to occupy the space on or about April 1, 2008 and intend to use this space for our corporate headquarters and other operations currently located in Cambridge, MA.The initial term of the lease is for twelve years with an option for us to extend the lease for two additional terms of five years. We are required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, we received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to our specifications.  The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through December 31, 2007, we have recorded $5.7 million of leasehold improvements under the construction allowance.  Through December 31, 2007, we have received $550,000 from the landlord and paid out the same amount towards these leasehold improvements.  The remaining balance of the improvements was either paid directly by the landlord or has yet to be paid or received by us.  The lease term began on October 1, 2007, when we obtained physical control of the space in order to begin construction.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (six months remaining)	$2,497
2009	6,341
2010	6,406
2011	5,979
2012	4,959
Total minimum lease payments	$26,182

We intend to sublease approximately 15,000 and 12,000 square feet of our current laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively. We have not included any estimated sublease income in the table above.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  We are currently evaluating the impact EITF 07-1 may have on our results of operations or financial position.

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

Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts are denominated in European currencies and have maturities of less than one year. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings

None.

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes from the factors disclosed in our 2007 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                             Defaults Upon Senior Securities

None.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on November 13, 2007 (the “Meeting”). At the Meeting, shareholders fixed the number of Directors constituting the full Board of Directors at six. The voting results were as follows:

For:	36,331,043
Against:	366,793
Abstain:	66,987

At the Meeting, the shareholders elected six Directors as follows:

	FOR	WITHHELD
Mitchel Sayare, Ph.D.	36,142,724	622,099
David W. Carter	36,181,330	583,493
Mark Skaletsky	36,171,196	593,627
Joseph J. Villafranca, Ph.D.	36,207,125	557,698
Nicole Onetto, MD	36,207,741	557,082
Stephen C. McCluski	36,079,557	685,266

ITEM 5.                             Other Information

None.

ITEM 6.                             Exhibits

10.1	Employment Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.2	Severance Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.3	Proprietary Information, Inventions and Competition Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.4	Amendment No. 2 to the Collaboration and License Agreement with sanofi-aventis*
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.

(*) Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 7, 2008	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2008	By:	/s/ Daniel E. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.2	Severance Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.3	Proprietary Information, Inventions and Competition Agreement dated as of November 27, 2007 between the Company and John A. Tagliamonte
10.4	Amendment No. 2 to the Collaboration and License Agreement with sanofi-aventis*
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the
Sarbanes-Oxley Act of 2002.

(*) Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.