Form 10-Q
period 2008-03-31
IMMUNOGEN INC
filed 2008-05-09
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Winter Street, Waltham, MA 02451
(Address of principal executive offices, including zip code)

(781) 895-0600
(Registrant’s telephone number, including area code)

128 Sidney Street, Cambridge, MA 02139
(Former address, if changed since last report)

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

Shares of common stock, par value $.01 per share:  42,908,509 shares outstanding as of May 2, 2008.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$15,472	$10,605
Marketable securities	25,720	49,095
Accounts receivable	2,937	1,536
Unbilled revenue	3,601	5,980
Inventory	1,112	3,267
Prepaid and other current assets	4,543	1,351
Restricted cash	48	268
Total current assets	53,433	72,102

Property and equipment, net of accumulated depreciation	23,688	8,149
Long-term restricted cash	4,792	95
Other assets	12	75

Total assets	$81,925	$80,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,502	$2,226
Accrued compensation	2,696	1,213
Other accrued liabilities	5,437	4,476
Current portion of lease incentive obligation	985	—
Current portion of deferred revenue	2,528	6,373
Total current liabilities	21,148	14,288

Lease incentive obligation, net of current portion	10,837	—
Deferred revenue, net of current portion	6,399	7,402
Other long-term liabilities	2,080	330
Total liabilities	40,464	22,020
Commitments and contingencies (Note D)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 42,908 shares and 42,346 shares as of March 31, 2008 and June 30, 2007, respectively	429	423
Additional paid-in capital	318,646	315,621
Accumulated deficit	(277,640)	(257,548)
Accumulated other comprehensive loss	26	(95)
Total shareholders’ equity	41,461	58,401
Total liabilities and shareholders’ equity	$81,925	$80,421

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Research and development support	$3,516	$6,583	$11,661	$18,683
License and milestone fees	5,228	1,497	12,096	6,331
Clinical materials reimbursement	5,846	1,756	12,009	4,664

Total revenues	14,590	9,836	35,766	29,678

Operating Expenses:
Cost of clinical materials reimbursed	9,015	997	13,170	3,232
Research and development	14,267	11,965	34,104	35,149
General and administrative	4,675	2,848	10,626	8,211

Total operating expenses	27,957	15,810	57,900	46,592

Loss from operations	(13,367)	(5,974)	(22,134)	(16,914)

Other income (expense), net	524	822	2,064	2,484

Loss before provision for income taxes	(12,843)	(5,152)	(20,070)	(14,430)

Provision for income taxes	5	9	22	28

Net loss	$(12,848)	$(5,161)	$(20,092)	$(14,458)

Basic and diluted net loss per common share	$(0.30)	$(0.12)	$(0.47)	$(0.35)

Basic and diluted weighted average common shares outstanding	42,906	41,705	42,673	41,585

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,092)	$(14,458)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,253	2,125
Amortization of lease incentive obligation	(278)	—
Loss (gain) on disposal of fixed assets	11	(1)
Gain on sale of marketable securities	(7)	—
Impairment of investments	255	—
Gain on forward contracts	(699)	(64)
Stock–based compensation	2,003	1,872
Deferred rent	1,779	47
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(412)
Unbilled revenue	2,379	(731)
Inventory	2,155	(1,046)
Prepaid and other current assets	(623)	(256)
Restricted cash	(4,477)	—
Other assets	63	47
Accounts payable	7,276	856
Accrued compensation	1,483	1,845
Other accrued liabilities	890	1,130
Deferred revenue	(4,848)	(2,469)
Proceeds from landlord for tenant improvements	8,332	—
Net cash used for operating activities	(2,546)	(11,515)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	36,854	213,887
Reclassification of cash equivalent balance to marketable securities	(13,605)	—
Purchases of marketable securities	—	(200,072)
Purchases of property and equipment	(17,638)	(1,430)
Proceeds from sale of fixed assets	—	1
Proceeds from settlement of forward contracts	804	7
Net cash provided by investing activities	6,415	12,393

Cash flows from financing activities:
Proceeds from stock options exercised	998	1,637
Net cash provided by financing activities	998	1,637

Net change in cash and cash equivalents	4,867	2,515

Cash and cash equivalents, beginning of period	10,605	4,813

Cash and cash equivalents, ending of period	$15,472	$7,328

Supplemental disclosure:
Cash paid for income taxes	$25	$32

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2008 and June 30, 2007 and for the three and nine months ended March 31, 2008, and 2007 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

At March 31, 2008, the Company had the following four types of collaborative contracts with the parties identified below:

• License to a single target antigen (single target license):

Biogen Idec Inc.

Biotest AG

Boehringer Ingelheim International GmbH

Genentech, Inc. (multiple single target licenses)

Millennium Pharmaceuticals, Inc.

• Option agreements for a defined period of time to acquire rights use our TAP technology with antibodies to a limited number of targets on established terms (broad option agreements):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

• Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

• Non-exclusive license to the Company’s humanization technology, which was developed to enable monoclonal antibodies initially of murine origin to appear to be human to the human immune system:

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

The Company defers upfront payments received from its broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company’s substantial involvement under the license acquired. In the event that a broad option agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

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

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income (expense), net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income (expense), net, as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary due to a decline in value. The cost of securities sold is based on the specific identification method.  During the second quarter of fiscal 2008, the Company was notified by a fund manager that a fund in which the Company holds an investment was unable to meet shareholder redemptions on a timely basis.  The Company held approximately $8.3 million in this fund at March 31, 2008. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. The Company has the option of redeeming the entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. As a result, as of December 31, 2007, the Company reclassified the balance in this fund from cash and cash equivalents to marketable securities.

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2008 and June 30, 2007 primarily represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis and (ii) research funding earned based on actual resources utilized under the Company’s development, license and service agreements with Biotest.  Also included in unbilled revenue at March 31, 2008 is $500,000 of license and milestone fee revenue related to a certain milestone achieved under the sanofi-aventis collaboration.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2008 and June 30, 2007 is summarized below (in thousands):

	2008	2007
Raw materials	$753	$1,070
Work in process	359	2,197
Total	$1,112	$3,267

All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4, collectively referred to as DMx, are both manufactured from a precursor, ansamitocin P3. Raw materials inventory consists entirely of DMx.

Inventory cost is stated net of write-downs of $2.8 million and $1.4 million as of March 31, 2008 and June 30, 2007, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on current firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of Company and collaborator on-going clinical trials for which the Company is producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’ actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is generally required by contract to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

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

During the three-month period ended March 31, 2008, the Company obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, the Company had committed to a level of production which yielded more material than will be required by its collaborators over the next twelve months. As a result, the Company recorded $2.1 million as cost of clinical materials reimbursed related to excess inventory during the three months ended March 31, 2008. The Company also recorded $1.6 million as cost of clinical materials reimbursed to write down this material to its net realizable value. Increases in the Company’s on-hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to cost of clinical materials reimbursed.

Computation of Net Loss Per Common Share

Basic and diluted net loss per common share are calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Options to purchase common stock	4,843	4,941	4,843	4,491
Common stock equivalents under treasury stock method	159	891	375	701

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with Financial Accounting Standards Board, or FASB, Statement

No. 130, Reporting Comprehensive Income. For the three and nine months ended March 31, 2008, total comprehensive loss equaled $12.1 million and $20.0 million, respectively. For the three and nine months ended March 31, 2007, total comprehensive loss equaled $5.1 million and $14.2 million respectively. Comprehensive loss was comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of March 31, 2008, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Company’s Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan.  The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the 2006 Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Dividend	None	None	None	None
Volatility	66.02%	79.81%	73.60%	81.84%
Risk-free interest rate	2.97%	4.67%	3.73%	4.79%
Expected life (years)	7.1	6.9	7.3	6.6

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2008 and 2007 were $1.96 and $3.62, respectively, and $3.20 and $2.87 for options granted during the nine months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the estimated fair value of unvested employee awards was $1.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

During the nine months ended March 31, 2008, holders of options issued under the Former Plan exercised their rights to acquire an aggregate of 561,367 shares of common stock at prices ranging from $0.84 to $3.95 per share.  The total proceeds to the Company from these option exercises were approximately $998,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2008, net gains recognized on forward contracts were $457,000 and $699,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net. As of March 31, 2008, the Company had outstanding forward contracts with notional amounts equivalent to approximately $4.7 million (3.1 million Euros), all maturing on or before July 31, 2008. As of June 30, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $6.5 million (4.8 million Euros). For the three and nine months ended March 31, 2007, net gains recognized on forward contracts were $68,000 and $75,000 respectively.  As of March 31, 2007, the Company had outstanding forward contracts with notional amounts equivalent to approximately $6.8 million (5.1 million Euros).  We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

       Reclassifications

       Certain prior year balances have been reclassified to conform to current year presentation.

Segment Information

During the three and nine months ended March 31, 2008, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2008 and 2007 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Collaborative Partner:
sanofi-aventis	35%	59%	44%	64%
Genentech	45%	22%	37%	21%
Biogen Idec	11%	1%	8%	3%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or Statement 161, which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company is currently evaluating the impact that Statement 161 will have on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or Statement 141(R), which is effective for transactions occurring on or after January 1, 2009. This Statement will require the Company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when the Company acquires another business. In addition, the Company will capitalize IPR&D when the Company acquires another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. The Company does not believe the adoption of Statement 141(R) will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or Statement 160. This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Statement is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by Statement 160. The Company does not believe the adoption of Statement 160 will have a material impact on its results of operations or financial position.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its results of operations or financial position.

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

B.     Significant Research and Development Agreements

       sanofi-aventis

In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. Additionally, effective September 1, 2006, the Company was no longer obligated to present new targets for potential antibody-based anticancer therapeutics to sanofi-aventis, enabling the Company to use such targets in the development of its own proprietary products. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. During the three and nine months ended March 31, 2008, the Company recorded $2.3 million and $8.6 million, respectively, of research and development support revenue under this agreement. During the three and nine months ended March 31, 2007, the Company recorded $5.1 million and $14.2 million, respectively, of research and development support revenue under this agreement.

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary humanization technology, which humanizes monoclonal antibodies of murine origin by resurfacing them. This license provides sanofi-aventis with the non-exclusive right to use the Company’s proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company is due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound containing an antibody humanized using the Company’s technology. The Company has deferred the $500,000 portion of the upfront payment already received and is recognizing this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with the Company that provides it with the right to gain extended access to the Company’s TAP technology. The option agreement provides sanofi-aventis with the right to enter into abroad option agreement with the Company prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The broad option agreement would allow sanofi-aventis to evaluate the Company’s TAP technology with antibodies to targets not included in the existing research collaboration between the companies – with certain restrictions – and to license the right to use the technology to develop products for such targets on agreed-upon terms. The Company received payment of $500,000 with the signing of this option agreement, which has been deferred and is being recognized over the option period.

In October 2007, sanofi-aventis informed the Company that clinical testing of SAR3419 had begun, triggering a $1 million milestone payment to the Company that is included in license and milestone fee revenue for the current nine-month period. SAR3419 is a potential new treatment for non-Hodgkin’s lymphoma and other B-cell malignancies, and was created by ImmunoGen and licensed to sanofi-aventis as part of the broad collaboration agreement to discover, develop and commercialize anticancer therapeutics entered into by the companies in July 2003.

In December 2007 and in March 2008, sanofi-aventis notified the Company that two preclinical product candidates that are included in its discovery, development and commercialization agreement with the Company had achieved a certain milestone, triggering a $500,000 payment to the Company for each achievement. These two milestone payments are included in license and milestone fee revenue for the current nine-month period.

Genentech, Inc.

Genentech began Phase II evaluation of trastuzumab-DM1 (T-DM1) in July 2007 and as a result, the Company received a $5 million milestone payment which is included in license and milestone fees for the current nine-month period. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

Centocor, Inc.

In December 2007, the Company licensed from Centocor Inc., a wholly owned subsidiary of Johnson & Johnson, the exclusive, worldwide rights to develop and commercialize a TAP compound that consists of an integrin-binding antibody developed by Centocor and one of the Company’s maytansinoid cell-killing agents.  This license reallocates the parties’ respective responsibilities and financial obligations from a previous license Centocor had obtained from the Company to develop a TAP compound. Centocor has the right to opt-in on future development and commercialization of this compound, IMGN388, at an agreed-upon stage in clinical testing.  Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and it will also be entitled to royalties on IMGN388 sales, if any. In this event, the Company has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, the Company would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the USA, and the Company would receive royalties on any international sales.  The companies have agreed to share certain third-party expenses. The unamortized balance of a $1 million upfront payment Centocor made to the Company as part of the previous license is being recognized as revenue over the estimated period of the Company’s significant involvement under the new agreement.

Biogen Idec, Inc.

In January 2008, Biogen Idec submitted an Investigational New Drug (IND) application for BIIB015.  This event triggered a $1.5 million milestone payment to the Company.  This milestone is included in license and milestone fee revenue for the current period.   In addition, due to the IND filing, no portion of the upfront payment of $1 million to the Company received in October 2004 is now refundable and the remaining balance of this payment will be amortized over the remaining estimated period of substantial involvement.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2007 Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2008, the Company recorded approximately $(9,000) and $(30,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. During the three and nine months ended March 31, 2007, the Company recorded as (expense reduction) or compensation expense approximately $(4,000) and $38,000, respectively. The value of the stock units is adjusted to market value at each reporting period.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or 2004 Director Plan, was amended on September 5, 2006. Per the terms of the amended 2004 Director Plan, the redemption amount for deferred share units will be paid in shares of common stock of the Company under the 2006 Plan in lieu of cash. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date and the total value of the awards, as calculated on the modification date, was expensed over the remainder of the vesting period. Accordingly, the value of the deferred share units is fixed and will no longer be adjusted to market value at each reporting period.

During the three and nine months ended March 31, 2008, the Company recorded approximately $35,000 and $58,000 in compensation expense, respectively, related to vesting of deferred share units issued under the amended 2004 Director Plan. The Company recorded approximately $28,000 and $150,000 in compensation expense related to vesting of deferred share units issued under the 2004 Director Plan during the three and nine months ended March 31, 2007, respectively.

D.     Commitments and Contingencies

 Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company occupied the space on March 24, 2008 and will use this space for its corporate headquarters and other operations previously located in Cambridge, MA. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company’s specifications. The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through March 31, 2008, the Company has recorded $12.1 million of leasehold improvements under the construction allowance. Through March 31, 2008, the Company has received $8.3 million from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was either paid directly by the landlord or has yet to be paid or received by the Company. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (three months remaining)	$1,440
2009	5,566
2010	5,632
2011	5,721
2012	4,959
Total minimum lease payments	$23,318

The Company intends to sublease approximately 15,000 and 12,000 square feet of its current laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively.  The Company entered into a sub-sublease effective May 1, 2008 for the space at 148 Sidney Street, however, this sub-sublease is contingent upon obtaining the consent of the master landlord and sublandlord. The Company has included estimated sub-sublease income for the 148 facility in the table above, but has not included any estimated sublease income for the space in Waltham.

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

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       Since our inception, we have been principally engaged in the development of targeted antibody-based anticancer therapeutics. The combination of our expertise in monoclonal antibodies, cytotoxic small molecules, and cancer biology has resulted in the development of both proprietary product candidates and technologies. Our Tumor-Activated Prodrug, or TAP, technology relates to the attachment of one of our proprietary, extremely potent small molecule cytotoxic, or cell-killing, agents to antibodies that bind specifically to cancer cells. The antibody serves to target the cytotoxic agent specifically to cancer cells and the cytotoxic agent serves to kill the cells. Our TAP technology is designed to selectively kill cancer cells with limited damage to healthy tissue. All TAP compounds currently in preclinical and clinical testing by us or our collaborative partners contain either DM1 or DM4 as the cytotoxic agent. DM1 and DM4, collectively called DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or unconjugated, antibody anticancer product candidates.

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

In July 2003, we announced a discovery, development and commercialization collaboration with Aventis Pharmaceuticals, Inc. (now sanofi-aventis).  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to three of the then-most-advanced product candidates in our preclinical pipeline and the commercialization rights to certain new product candidates developed within the collaboration during its research program term. Under the terms of the agreement, we also are entitled to receive committed research funding. The commitment was for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. Through the end of March 31, 2008, we have earned $76.6 million, of which $2.3 million and $8.6 million was recognized during the three and nine months ended March 31, 2008, respectively, and $5.1 million and $14.2 million was recognized during the three and nine months ended March 31, 2007, respectively. As of March 31, 2008, we have $4.3 million of committed research funding remaining under this arrangement.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million per antigen target. Through March 31, 2008, we have received and earned $6.5 million of a potential $124.5 million with the achievement of various milestones related to five targets.

Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary humanization technology, which humanizes antibodies of murin origin via resurfacing. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we are due a $1 million license fee, half of which was paid upon contract signing and the second half is due on August 31, 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each compound humanized under this agreement. We have deferred the $500,000 portion of the upfront payment already received and are recognizing this amount as revenue over the estimated period of substantial involvement.

In December 2006, sanofi-aventis entered into an option agreement with us that provides sanofi-aventis with the right to enter into a broad option agreement with us prior to or on August 31, 2008 by payment of an agreed-upon option exercise fee. The broad option agreement would allow sanofi-aventis to evaluate our TAP technology with antibodies to targets not included in the existing research collaboration between the companies – with certain restrictions – and to license the right to use the technology to develop products for such targets on agreed-upon terms. We received payment of $500,000 with the signing of this option agreement that we have deferred and are recognizing over the option period.

In October 2007, sanofi-aventis informed us that clinical testing of SAR3419 had begun, triggering payment and recognition of a $1 million milestone payment to us. This milestone is included in license and milestone fees revenue for the nine months ended March 31, 2008. SAR3419 is a potential new treatment for non-Hodgkin’s lymphoma and other B-cell malignancies, and was created by ImmunoGen and licensed to sanofi-aventis as part of the broad collaboration agreement to discover, develop and commercialize anticancer therapeutics entered into by the companies in July 2003.

In December 2007 and in March 2008, sanofi-aventis notified us that two preclinical product candidates that are included in its discovery, development and commercialization agreement with us had achieved a certain milestone, triggering a $500,000 payment to the Company for each achievement. These two milestone payments are included in license and milestone fee revenue for the current nine-month period.

In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies that target HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales of any HER2-targeting TAP compounds developed under this agreement if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and royalties. Assuming all requirements are met under this agreement, we are to receive $44 million in milestone payments under this agreement in addition to royalties on sales, if any. Through March 31, 2008, we have received $9 million in upfront and milestone payments.

In January 2006, Genentech notified us that the Investigational New Drug, or IND, application for trastuzumab-DM1 (T-DM1) submitted by Genentech to the U.S. Food and Drug Administration, or FDA, had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. In July 2007, Genentech began Phase II evaluation of T-DM1 and we received a $5 million milestone payment with this event which is included in license and milestone fees for the nine months ended March 31, 2008.

In December 2007, we licensed from Centocor Inc., a wholly owned subsidiary of Johnson & Johnson, the exclusive, worldwide rights to develop and commercialize a TAP compound that consists of an integrin-binding antibody developed by Centocor and one of our maytansinoid cell-killing agents. This license reallocates the parties’ respective responsibilities and financial obligations from a previous license Centocor had obtained from us to develop a TAP compound. Centocor has the right to opt-in on future development and commercialization of this compound, IMGN388, at an agreed-upon stage in clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and it will also be entitled to royalties on IMGN388 sales, if any. In this event, we have the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, we would receive an opt-in fee and be released from our obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the USA, and we would receive royalties on any international sales. The companies have agreed to share certain third-party expenses. The unamortized balance of a $1 million upfront payment Centocor made to us as part of the previous license is being recognized as revenue over the estimated period of our significant involvement under the new agreement.

In January 2008, Biogen Idec submitted an Investigational New Drug (IND) application for BIIB015.  This event triggered a $1.5 million milestone payment to us.  This milestone is included in license and milestone fee revenue for the current period.   In addition,

due to the IND filing, no portion of the upfront payment of $1 million the Company received in October 2004 is now refundable and the remaining balance of this payment will be amortized over the remaining estimated period of substantial involvement.

To date, we have not generated commercial revenues from either product sales or royalties on product sales, and we expect to incur significant operating losses for the foreseeable future. We do not anticipate that we or our partners will have a commercially approved product within the near future. Research and development expenses are expected to increase significantly over the next several years as we continue our proprietary development efforts, including an expanded clinical trial program and development of commercial-scale production capabilities at third-party suppliers. As of March 31, 2008, we had approximately $41.2 million in cash and marketable securities compared to $59.7 million in cash and marketable securities as of June 30, 2007.

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

At March 31, 2008, we had the following four types of collaborative contracts with the parties identified below:

•       License to a single target antigen (single target license):

Biogen Idec Inc.

Biotest AG

Boehringer Ingelheim International GmbH

Genentech, Inc. (multiple single target licenses)

Millennium Pharmaceuticals, Inc.

•       Broad option agreements to acquire exclusive rights to use our TAP technology with antibodies to a limited number of targets over a specified time period (broad option agreement):

Amgen, Inc. (formerly Abgenix, Inc.)

Genentech, Inc.

•       Broad agreement to discover, develop and commercialize antibody-based anticancer products:

sanofi-aventis

•       Non-exclusive license to our humanization technology, which was developed to enable monoclonal antibodies initially of murine origin to appear to be human to the human immune system:

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

We defer upfront payments received from our broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and twelve years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target license to the collaborator, we defer the license fee and account for the fee as we would an upfront payment on a single target license, as discussed above. In the event a broad option agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

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

We also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including the development of antibody-specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for our direct and overhead costs of producing these preclinical materials or providing these services. We record the amounts received for the preclinical materials produced or services performed as a component of research and development support. We have also been retained by two of our collaborators to develop conjugation processes for materials for later stage testing and commercialization. We are reimbursed for our direct and overhead costs and may receive milestone payments for developing these processes and these are recorded as a component of research and development support.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During the nine-month period ended March 31, 2008, we obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, we had committed to a level of production which yielded more material than will be required by our collaborators over the next twelve months. As a result, during the nine months ended March 31, 2008, we recorded $2.1 million as cost of clinical materials reimbursed related to raw material inventory identified as excess.  We also recorded $1.6 million as cost of clinical materials reimbursed to write down the raw material inventory purchased during the current period to its net realizable value. No similar costs were recorded during the nine months ended March 31, 2007. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators’ projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to cost of clinical materials reimbursed.

Stock-Based Compensation

As of March 31, 2008, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. The compensation cost that has been incurred during the three and nine months ended March 31, 2008 is $892,000 and $2.0 million, respectively.

As of March 31, 2008, the estimated fair value of unvested employee awards was $1.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

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

Net gains recognized on forward contracts for the three and nine months ended March 31, 2008 were $457,000 and $699,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net.  As of March 31, 2008, we had outstanding forward contracts with notional amounts equivalent to approximately $4.7 million (3.1 million Euros), all maturing on or before July 31, 2008. Net gains recognized on forward contracts for the three and nine months ended March 31, 2007 were $68,000 and $75,000, respectively.  As of March 31, 2007, we had outstanding forward contracts with notional amounts equivalent to approximately $6.8 million (5.1 million Euros).  We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2008 and 2007

Revenues

Our total revenues for the three months ended March 31, 2008 and 2007 were $14.6 million and $9.8 million, respectively.  The $4.8 million increase in revenues in the three months ended March 31, 2008 from the same period in the prior year is primarily attributable to an increase in both clinical materials reimbursement and license and milestone fees, partially offset by a decrease in research and development support.

Research and development support was $3.5 million for the three months ended March 31, 2008, compared with $6.6 million for the three months ended March 31, 2007. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2008 and 2007 is included in the following table (in thousands):

	2008	2007
Collaborative Partner:
sanofi-aventis	$2,654	$5,107
Biogen Idec	90	124
Biotest	340	569
Centocor	30	70
Genentech	328	675
Other	74	38
Total	$3,516	$6,583

Revenues from license and milestone fees for the three months ended March 31, 2008, increased $3.7 million to $5.2 million from $1.5 million in the same period ended March 31, 2007. Included in license and milestone fees for the three months ended March 31, 2008 was $2 million of the $5 milestone payment that we received with the initiation of Phase II clinical testing of T-DM1 by Genentech. The $2 million had previously been deferred as it was contingent upon an additional deliverable. This deliverable was completed in March 2008.  Also included in license and milestone fee revenue during the three months ended March 31, 2008 was a $1.5 million milestone related to Biogen Idec’s filing of an IND for BIIB015 and $500,000 related to a preclinical milestone achieved under the collaboration agreement with sanofi-aventis.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2008 and 2007 is included in the following table (in thousands):

	2008	2007
Collaborative Partner:
Amgen (formerly Abgenix)	$108	$100
sanofi-aventis	1,201	700
Biogen Idec	1,551	22
Biotest	42	38
Centocor	35	38
Genentech	2,291	381
Millennium	—	218
Total	$5,228	$1,497

    Deferred revenue of $8.9 million as of March 31, 2008 represents payments received from our collaborators pursuant to our license and supply agreements which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $4.1 million in the three months ended March 31, 2008, to $5.9 million from $1.8 million in the three months ended March 31, 2007. During the three months ended March 31, 2008, we shipped clinical materials in support of AVE9633 clinical trials and in anticipation of the start of certain clinical trials by our collaborators, as well as DMx shipments to certain collaborators in support of development and manufacturing efforts. During the three months ended March 31, 2007, we shipped clinical materials in support of the T-DM1 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in the current period is primarily related to $4.0 million of DMx shipped during the current period. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

      Cost of clinical materials reimbursed increased $8.0 million in the three months ended March 31, 2008, to $9.0 million from $997,000 in the three months ended March 31, 2007.  During the three months ended March 31, 2008, we recorded $2.1 million as cost of clinical materials reimbursed related to raw material inventory identified as excess.  We also recorded $1.6 million as cost of clinical materials reimbursed to write down raw material inventory purchased during the current period to its net realizable value. No similar costs were recorded during the three months ended March 31, 2007. As mentioned in the clinical materials reimbursement discussion above, we also shipped significant quantities of DMx during the current period.

Research and Development Expenses

We report research and development expense net of certain reimbursements we receive from our collaborators. Our net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

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

•       operation and maintenance of our conjugate manufacturing facility;

•       process improvements to our TAP technology;

•       identification and evaluation of potential antigen targets;

•       evaluation of internally developed and/or in-licensed product candidates and technologies; and

•       development and evaluation of additional cytotoxic agents and linkers.

Research and development expense for the three months ended March 31, 2008 increased $2.3 million to $14.3 million from $12.0 million for the three months ended March 31, 2007. The change in research and development expenses for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 was primarily due to a $2.9 million increase in both antibody development and supply costs incurred during the current three-month period to support current clinical trials and to prepare for the supply of materials to registration trials. Facilities expense, including depreciation, increased $376,000 during the three months ended March 31, 2008 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our move from Cambridge during the third quarter of fiscal 2008, as well as new capital investments.

We are unable to accurately estimate which potential product candidates, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these compounds as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or that we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or prevent our obtaining necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other factors, the clinical indications, the timing, size and design of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found to be ineffective or to cause unacceptable side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impracticable to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

	2008	2007
Research and Development
Research	$3,912	$3,991
Preclinical and Clinical Testing	1,694	2,079
Process and Product Development	1,420	1,391
Manufacturing Operations	7,241	4,504
Total Research and Development Expense	$14,267	$11,965

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended March 31, 2008 decreased $79,000 to $3.9 million.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2008 decreased $385,000 to $1.7 million compared to $2.1 million for the three months ended March 31, 2007. This decrease is primarily due to a decrease in salaries and related expense resulting from a decrease in average headcount, a decrease in clinical trial costs, and a decrease in contract service expense resulting from decreased costs associated with preclinical studies.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2008, total development expenses increased $29,000 to $1.4 million. The increase is primarily due to an increase in facilities expense.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying consolidated statements of operations. For the three months ended March 31, 2008, manufacturing operations expense increased $2.7 million to $7.2 million compared to $4.5 million in the same period last year. The increase in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily the result of an increase in antibody development and supply costs incurred during the current period, and to a lesser extent, lower overhead utilization resulting from fewer batches being manufactured during the current period as compared to the same period last year. Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $4.1 million and $1.2 million in the three months ended March 31, 2008 and 2007, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future. Partially offsetting these increases during the current period was a decrease in development costs related to the potential production of later-stage materials incurred at contract manufacturing organizations, as well as, an increase in salaries and related expense.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 increased $1.8 million to $4.7 million compared to $2.9 million for the three months ended March 31, 2007. The increase is primarily due to an increase in rent expense incurred during the current period related to laboratory and office space located in Waltham, MA, as well as move-related costs. In addition, patent expenses increased $360,000 over the current three month period as compared to the same period last year due to timing of patent activity.

Interest Income

        Interest income for the three months ended March 31, 2008 decreased $246,000 to $511,000 from $757,000 for the three months ended March 31, 2007. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $7,000 for the three months ended March 31, 2008 compared to net realized (losses) on investments of $(5,000) for the three months ended March 31, 2007.

Other than Temporary Impairment

In the three months ended March 31, 2008, we recognized $255,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  No similar charges were recognized in the three months ended March 31, 2007.

Comparison of Nine Months ended March 31, 2008 and 2007

Revenues

Our total revenues for the nine months ended March 31, 2008 and 2007 were $35.8 million and $29.7 million, respectively.  The $6.1 million increase in revenues in the nine months ended March 31, 2008 from the same period in the prior year is primarily attributable to an increase in license and milestone fees and clinical materials reimbursement revenue, partially offset by a decrease in research and development support revenue.

Research and development support was $11.7 million for the nine months ended March 31, 2008, compared with $18.7 million for the nine months ended March 31, 2007. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2008 and 2007 is included in the following table (in thousands):

	2008	2007
Collaborative Partner:
Sanofi-aventis	$8,982	$14,152
Biogen Idec	196	361
Biotest	1,218	1,060
Centocor	458	338
Genentech	692	2,686
Other	115	86
Total	$11,661	$18,683

Revenues from license and milestone fees for the nine months ended March 31, 2008, increased $5.8 million to $12.1 million from $6.3 million in the same period ended March 31, 2007. Included in license and milestone fees for the nine months ended March 31, 2008 was a $5 million milestone related to the initiation of Phase II clinical testing of T-DM1 by Genentech, a $1 million milestone related to the initiation of Phase I clinical testing of SAR3419, a $1.5 million milestone related to Biogen Idec’s filing of an investigational new drug application for BIIB015 and $1.0 million related to preclinical milestones achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the nine months ended March 31, 2007 was a $2 million milestone related to the initiation of Phase I clinical testing of AVE1642 by sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2008 and 2007 is included in the following table (in thousands):

	2008	2007
Collaborative Partner:
Amgen (formerly Abgenix)	$325	$300
Sanofi-aventis	4,110	3,926
Biogen Idec	1,627	65
Biotest	126	115
Centocor	34	114
Genentech	5,874	1,158
Millennium	—	653
Total	$12,096	$6,331

Clinical materials reimbursement increased by approximately $7.3 million in the nine months ended March 31, 2008, to $12.0 million from $4.7 million in the nine months ended March 31, 2007. During the nine months ended March 31, 2008, we shipped clinical materials in support of the T-DM1 clinical trials, SAR3419 clinical trials, AVE9633 clinical trials, and in anticipation of the start of certain clinical trials by our collaborators, as well as preclinical materials and DMx shipments to certain collaborators in support of development and manufacturing efforts. During the nine months ended March 31, 2007, we shipped clinical materials in support of the T-DM1 clinical trials and AVE9633 clinical trials, and in the anticipation of the clinical trials to be conducted by our collaborators, as well as preclinical materials in support of the development efforts of certain other collaborators. The increase in clinical materials reimbursement in the current period is primarily related to $5.0 million of DMx shipped during the current period, the advancement of clinical trials, and clinical materials shipped in anticipation of Phase I clinical trials. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials reimbursed, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials reimbursed may vary significantly from quarter to quarter and year to year.

      Cost of clinical materials reimbursed increased $10.0 million in the nine months ended March 31, 2008, to $13.2 million from $3.2 million in the nine months ended March 31, 2007.  During the nine months ended March 31, 2008, we recorded $2.1 million as cost of clinical materials reimbursed related to raw material inventory identified as excess.  We also recorded $1.6 million as cost of clinical materials reimbursed to write down raw material inventory purchased during the current period to its net realizable value. No similar costs were recorded during the three months ended March 31, 2007. As mentioned in the clinical materials reimbursement discussion above, we also shipped significant quantities of DMx during the current period.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2008 decreased $1.1 million to $34.1 million from $35.2 million for the nine months ended March 31, 2007. The change in research and development expenses for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007 was primarily due to a $2.7 million decrease in contract service expense related to a decrease in development costs with manufacturing organizations involving the potential production of later-stage materials. Facilities expense, including depreciation, increased $1 million during the nine months ended March 31, 2008 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge facilities resulting from our move from Cambridge during the third quarter of fiscal 2008, as well as new capital investments.

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

	2008	2007
Research and Development
Research	$11,470	$11,510
Preclinical and Clinical Testing	5,139	6,224
Process and Product Development	4,389	4,069
Manufacturing Operations	13,106	13,346
Total Research and Development Expense	$34,104	$35,149

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the nine months ended March 31, 2008 decreased $40,000 to $11.5 million.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2008 decreased $1.1 million to $5.1 million compared to $6.2 million for the nine months ended March 31, 2007. This decrease is primarily due to a decrease in salaries and related expense resulting from a decrease in average headcount, a decrease in clinical trial costs, and a decrease in contract service expense resulting from decreased costs associated with preclinical studies.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2008, total development expenses increased $320,000 to $4.4 million, compared to $4.1 million for the nine months ended March 31, 2007.  The increase is primarily due to an increase in facilities expense.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own product candidates, quality control and assurance activities and costs to support the operation and maintenance of our conjugate manufacturing plant. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing costs related to the production of material for our collaborators are recorded as cost of clinical material reimbursed in our accompanying consolidated statements of operations. For the nine months ended March 31, 2008, manufacturing operations expense decreased $240,000 to $13.1 million compared to $13.3 million in the same period last year. The decrease in the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was primarily the result of a decrease in development costs related to the potential production of later-stage materials incurred at contract manufacturing organizations. Partially offsetting this decrease, overhead utilization from the manufacture of clinical materials on behalf of our collaborators was lower during the nine months ended March 31, 2008 as compared to the same period ended March 31, 2007 and there was an increase in salaries and related expense.

Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $6.3 million and $5.9 million in the nine months ended March 31, 2008 and 2007, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2008 increased $2.4 million to $10.6 million compared to $8.2 million for the nine months ended March 31, 2007. The increase is primarily due to an increase in rent expense incurred during the current period related to laboratory and office space located in Waltham, MA and move-related costs.

Interest Income

        Interest income for the nine months ended March 31, 2008 decreased $643,000 to $1.9 million from $2.5 million for the nine months ended March 31, 2007. The decrease in interest income is primarily the result of a decrease in our average investment balance.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $7,000 for the nine months ended March 31, 2008 as compared to zero net gains (losses) on investments for the nine months ended March 31, 2007.

Other than Temporary Impairment

In the nine months ended March 31, 2008, we recognized $255,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  No similar charges were recognized in the nine months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,
	2008	2007
	(In thousands)
Cash and marketable securities	$41,192	$64,023
Working capital	32,285	61,694
Shareholders’ equity	41,461	61,801
Cash used for operating activities (nine months ended)	(2,546)	(11,515)
Cash provided by investing activities (nine months ended)	6,415	12,393
Cash provided by financing activities (nine months ended)	998	1,637

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital investments. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, clinical materials reimbursement and research funding. As of March 31, 2008, we had approximately $41.2 million in cash and marketable securities. Net cash used in operations was $2.5 million and $11.5 million during the nine months ended March 31, 2008 and 2007, respectively.

Net cash provided by investing activities was $6.4 million and $12.4 million for the nine months ended March 31, 2008 and 2007, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. During December 2007, we were notified by a fund manager that a fund in which we hold an investment in was unable to meet shareholder redemptions on a timely basis.  We held approximately $8.3 million in this fund at March 31, 2008. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash.  We have the option of redeeming our entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. As a result, we reclassified the balance in this fund from cash and cash equivalents to marketable securities as of December 31, 2007.  Capital expenditures were $17.6 million and $1.4 for the nine-month periods ended March 31, 2008 and 2007, respectively.  The increase in capital expenditures during the current nine-month period is primarily due to leasehold improvements made to our Waltham facility related to the construction allowance received from the landlord to build out laboratory and office space to our specifications, as well as expansion and improvements of our manufacturing plant in Norwood, MA.

Net cash provided by financing activities was $998,000 and $1.6 million for the nine months ended March 31, 2008 and 2007, respectively, which represents proceeds from the exercise of 561,367 and 748,984 stock options, respectively.

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

Contractual Obligations

Effective July 27, 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We occupied the space on March 24, 2008 and will use this space for our corporate headquarters and other operations previously located in Cambridge, MA. The initial term of the lease is for twelve years with an option for us to extend the lease for two additional terms of five years. We are required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, we received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to our specifications.  The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through March 31, 2008, we have recorded $12.1 million of leasehold improvements under the construction allowance.  Through March 31, 2008, we have received $8.3 million from the landlord and paid out the same amount towards these leasehold improvements.  The remaining balance of the improvements was either paid directly by the landlord or has yet to be paid or received by us.  The lease term began on October 1, 2007, when we obtained physical control of the space in order to begin construction.

         The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under non-cancelable operating lease agreements are as follows (in thousands):

2008 (three months remaining)	$1,440
2009	5,566
2010	5,632
2011	5,721
2012	4,959
Total minimum lease payments	$23,318

We intend to sublease approximately 15,000 and 12,000 square feet of our current laboratory and office space located at 148 Sidney Street, Cambridge, MA, and 830 Winter Street, Waltham, MA, respectively. We have entered into a sub-sublease effective May 1, 2008 for the space at 148 Sidney Street, however, this sub-sublease is contingent upon obtaining the consent of the master landlord and sublandlord. We have included estimated sub-sublease income for the 148 facility in the table above, but have not included any estimated sublease income for the space in Waltham.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or Statement 161, which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  We are currently evaluating the impact that Statement 161 will have on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or Statement 141(R), which is effective for transactions occurring on or after January 1, 2009. This Statement will require us to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when we acquire another business. In addition, we will capitalize IPR&D when we acquire another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. We do not believe the adoption of Statement 141(R) will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or Statement 160. This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Statement is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by Statement 160. We do not believe the adoption of Statement 160 will have a material impact on its results of operations or financial position.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  We do not believe the adoption of EITF 07-1 will have a material impact on our results of operations or financial position.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  – Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have evaluated the effects of adopting this standard, and we currently do not believe the adoption will have a material impact on our results of operations or financial position.

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

Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts are denominated in Euros and have maturities of less than one year. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.

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

(b)   Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are subject to legal proceedings, claims and tax audits that arise in the ordinary course of business and in the opinion of management the outcome of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ImmunoGen, Inc.

Date: May 9, 2008	By:	/s/ Mitchel Sayare
Mitchel Sayare
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Daniel M. Junius
Daniel M. Junius
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.