Form 10-K
period 2008-06-30
IMMUNOGEN INC
filed 2008-09-02
CIK 855654

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2726691 (I.R.S. Employer Identification No.)
830 Winter Street, Waltham, MA 02451 (Address of principal executive offices, including zip code)
(781) 895-0600 (Registrant's telephone number, including area code)
128 Sidney Street, Cambridge, MA 02139 (Former address, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Market

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2007 $181,598,190 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 28, 2008: 50,785,760 shares.

ImmunoGen, Inc.
Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2008 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

The Company

        We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small molecule cytotoxic, or cell-killing, agents. Our Tumor-Activated Prodrug, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells, and consists of a monoclonal antibody that binds specifically to a cancer target with one of our proprietary cell-killing agents attached. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen and the cytotoxic agent serves to kill the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products.

        We believe that our TAP technology along with our expertise in antibodies has made us a leader in the field of "armed antibody" therapeutics for the treatment of cancer. We achieved this position through the creation of our own anticancer compounds and through out-licenses of our TAP technology to other companies. The out-licensing of our TAP technology allows us to expand the number of anticancer therapeutics in which we have a financial interest by enabling the creation of TAP compounds with antibodies proprietary to other companies to which we do not have access for our own development programs. There are now multiple anticancer compounds in clinical trials utilizing our TAP and/or antibody technology. Our out-licensing partners include: sanofi-aventis, Genentech, Inc., Amgen Inc., Biogen Idec Inc. and Biotest AG.

        We believe that the key initiatives central to our future success are:

  •
  Develop our own proprietary products.  We currently have three TAP compounds in clinical testing: IMGN242, a potential treatment for stomach cancer and other CanAg-expressing malignancies; IMGN901, a potential treatment for multiple myeloma, small-cell lung cancer or SCLC, ovarian cancer and other CD56-expressing cancers; and IMGN388, a potential treatment for solid tumors including melanomas, sarcomas and many carcinomas. We are advancing these compounds and also are using our cancer biology and antibody expertise, along with our TAP technology, to develop additional proprietary compounds. Several compounds are in the research assessment phase from which we will determine their suitability to advance to preclinical development over the next twelve months.

  •
  Support and expand our collaborative arrangements.  Part of our business model is to out-license our TAP technology to other companies to enable its use with antibodies to targets proprietary to these companies to which we do not have access for our own product programs. These licenses provide us with upfront payments and the opportunity to earn milestone payments, research and manufacturing revenue, and royalties on the sales of any resulting products. For example, Genentech created T-DM1, now in Phase II clinical testing, through one of these collaborative agreements. We intend to continue to out-license our TAP technology.

    We also establish other types of collaborative arrangements to expand the opportunity for us to earn a return from our product programs, our technology, and our capabilities. We have licensed sanofi- aventis expanded access to our antibody humanization technology, which was developed to enable monoclonal antibodies initially of murine origin to avoid detection by the human immune system. We have entered into arrangements with two of our collaborators—Genentech and sanofi-aventis—to assist them in scaling up their manufacturing processes for TAP compounds. In 2003, we entered into a broad collaboration with sanofi-aventis that has been providing us with committed research funding and has enabled us to work together with sanofi-aventis to develop additional TAP and naked antibody anticancer compounds. Three compounds—AVE9633, AVE1642 and SAR3419—have entered clinical testing through this collaboration, and we expect additional compounds to follow over the next several years.

  •
  Support our TAP technology to maintain our strong position in our field.  We have developed highly potent cell-killing agents designed specifically for attachment to antibodies for selective delivery to cancer cells, and have a portfolio of linkers to affix our cytotoxic agents to antibodies. These cell-killing agents and linkers provide us and our collaborators the flexibility to select the design that works best for each antibody and target. More antibody-cytotoxic agent compounds have advanced into clinical testing using our technology than that of any other company. We continue to invest in our TAP and antibody technology and to conduct research to develop additional cell-killing agents and linkers to retain our strong position in the field.

        We were organized as a Massachusetts corporation in March 1981. Our principal offices are located at 830 Winter Street, Waltham, Massachusetts (MA) 02451, and our telephone number is (781) 895-0600. We maintain a website at www.immunogen.com, where certain information about us is available. Please note that information contained on the website is not a part of this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through the "Investor Information" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Senior Officer and Financial Personnel Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the "Investor Information" section of our website.

Our TAP Technology

        Traditional chemotherapeutic agents typically kill any rapidly-dividing cell, including healthy cells. This can limit the ability of these agents to be dosed to full therapeutic potential, and can result in significant adverse side effects. Monoclonal antibodies, in contrast, can be made that bind specifically to targets that can be found predominantly or exclusively on cancer cells, thereby allowing the antibody to attach to these cancer cells. Many antibodies that bind to cancer cells, however, have been found to have little or no therapeutic effect.

        Our TAP technology uses antibodies to deliver one of our highly potent cell-killing agents specifically to cancer targets. Our TAP technology can be used with antibodies that have anticancer activity of their own to create compounds with enhanced anticancer activity. In addition, our TAP technology can be used with antibodies that lack anticancer activity to achieve an effective therapeutic, since the attached cell-killing agent can kill the cancer cell. Therefore, we believe our TAP technology can be used to create effective, well-tolerated anticancer therapeutics with antibodies that may, as well as with those that may not, have the potential to become commercial products as naked antibodies.

        We developed our cell-killing agents specifically for antibody-directed delivery to cancer targets. Our cell-killing agents are:

  •
  Potent.  Our cytotoxic agents are 1,000- to 10,000-fold more potent than traditional chemotherapeutic agents, and are thus capable of killing cancer cells when the agents are present at low concentrations. This is important for an agent delivered to a cancer cell attached to an antibody, as generally only a small amount of antibody, and therefore, the attached cell-killing agent, will reach the cancer cells. The agents used in the TAP compounds currently in clinical or preclinical development are our proprietary derivatives of maytansine, a highly potent molecule that interferes with the activity of tubulin, a substance necessary for cells, including cancer cells, to successfully divide.

  •
  Attachable.  Our cytotoxic agents can be attached to an antibody using one of our proprietary "linkers." Our linkers are designed to achieve a bond between the agent and the antibody that remains intact while the TAP compound is circulating in the bloodstream, rendering the cytotoxic agent inactive, but then enables the cytotoxic agent to exhibit its full potency once inside a cancer cell.

  •
  Non-immunogenic.  Our cytotoxic agents are small molecules rather than protein-based toxins to avoid the stimulation of an immune response that would limit the activity of TAP compounds upon repeat administration. To date, our TAP compounds have been tested in over 400 patients with no evidence of an immunogenic response in any patient.

  •
  Producible.  Our cytotoxic agents can be readily manufactured and our supplier produces these agents for us in a manner that can be scaled-up to commercial production quantities. We have extensive experience attaching our agents to antibodies and have produced numerous TAP compounds at our manufacturing facility in Norwood, MA for use in clinical testing.

  •
  Protectable.  We patent our cytotoxic agents and related derivatives to protect these assets. We hold U.S. patents claiming a process for the preparation of certain cell-killing agents, including our maytansinoid agents, and claiming methods of preparation of conjugates composed of our cell-killing and cell-binding agents.

        We have developed alternative maytansinoid cell-killing agents (such as DM1 and DM4) and linkers. This enables us to create highly-hindered disulfide bonds, less-hindered disulfide bonds and also a non-reducible or "non-cleavable" thioether bond. This provides us and our collaborators with flexibility in the construction of TAP compounds as the best design for each TAP compound varies depending upon the particular antibody and its target. We have active programs to further expand our portfolio of linkers and cell-killing agents, and recently unveiled a new family of ImmunoGen linkers that provide enhanced activity against multi-drug resistant cancers. In recent years, we have gained increasing recognition by our collaborative partners for the depth of our expertise in the design, evaluation and development of antibody-cytotoxic agent compounds.

        Additionally, we have established capabilities and expertise with monoclonal antibodies. We have extensive experience in cancer biology and in the evaluation of potential targets for antibody-based anticancer treatments. We can create monoclonal antibodies for promising targets, and using our patented humanization technology we can modify these antibodies so that the human immune system is unable to detect them. We also have considerable expertise in functions critical to the advancement of an antibody-based product from the laboratory to the clinic, including cell-line development, preclinical evaluation and process development.

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

Product Candidate	Antigen Target	Cancer(s) expressing target(1)	Development Stage(2)	Collaborative Partner
T-DM1	HER2	Breast cancer	Phase II	Genentech
IMGN901	CD56	Hematological malignancies, including multiple myeloma; SCLC; ovarian cancer; other cancers of neuroendocrine origin	Phase I—multiple myeloma Phase II and Phase I—SCLC; other solid tumors	Proprietary to ImmunoGen
IMGN242	CanAg	Gastrointestinal cancers, including gastric, pancreatic, and colorectal cancers; non-small-cell lung cancers	Phase I—CanAg-expressing cancers Phase II—gastric cancer	Proprietary to ImmunoGen
IMGN388	An integrin	Multiple tumor types	Phase I	ImmunoGen; Centocor has opt-in rights
AVE9633(3)	CD33	Acute myeloid leukemia	Phase I	sanofi-aventis
AVE1642(4)	IGF-1R	Solid tumors; hematological malignancies	Phase I	sanofi-aventis
SAR3419	CD19	B-cell malignancies including non-Hodgkin's lymphoma	Phase I	sanofi-aventis
BIIB015	Cripto	Solid tumors	Phase I	Biogen Idec
BT-062	Undisclosed	Multiple myeloma, other	Phase I(5)	Biotest; ImmunoGen has opt-in rights
SAR566658	CA6	Breast; ovarian; other solid tumors	Preclinical	sanofi-aventis
SAR650984(4)	CD38	Hematological malignancies	Preclinical	sanofi-aventis
TAP and other compounds	Undisclosed	Undisclosed	Research/preclinical	ImmunoGen/ collaborators

(1)
Types of cancers that express the target antigen. Not all tumors of any given type may express the antigen target.

(2)
Compounds in clinical testing are being assessed in patients whose cancer expresses the target antigen. Compounds that are not in clinical testing and have an undisclosed status are listed as research/preclinical.

(3)
Sanofi-aventis has informed us that they plan to discontinue the development of AVE9633 after the completion of the treatment of study patients.

(4)
Naked antibody.

(5)
Patient recruitment underway.

Trastuzumab-DM1 (T-DM1)

        T-DM1 is in development by Genentech for the treatment of HER2 postive metastatic breast cancer. It comprises Genentech's anti-HER2 antibody, trastuzumab, with our DM1 attached, and was developed under a HER2-specific 2000 license agreement between the companies. Trastuzumab is the active, antibody component of the anticancer compound marketed as Herceptin®.

        In January 2006, Genentech informed us that the Investigational New Drug, or IND, application for T-DM1 had become effective, triggering a $2 million milestone payment to us. T-DM1 began Phase I evaluation in April 2006. Genentech began Phase II evaluation of T-DM1 in July 2007 and we earned a $5 million milestone payment with this event.

        Beginning in December 2006, Genentech began reporting data from the Phase I evaluation of T-DM1, which was conducted in patients who all had HER2-positive metastatic breast cancer that progressed on treatment with Herceptin plus chemotherapy. The most comprehensive presentation of these findings was at the annual meeting of the American Society of Clinical Oncology, or ASCO, in June 2008. In Phase I testing, 12 of the 15 patients treated with T-DM1 given every three weeks at its maximum tolerated dose, or MTD, had either stable disease or an objective response by RECIST criteria. Median progression-free survival in these patients was 9.8 months. At its MTD, T-DM1 was found to be generally well tolerated. It was found that dosing T-DM1 weekly yielded comparable efficacy and safety data as administration once every three weeks. It should be noted that findings in the limited number of patients in these studies may not be predictive of the findings in a larger population.

        In late calendar 2007, Roche exercised their right with Genentech to opt-in on the development and commercialization of T-DM1.

        In July 2008, Genentech disclosed in their quarterly conference call that patient enrollment had been completed in the Phase II study begun in July 2007, and that they expect to report interim findings from this study at the ASCO Breast Cancer Symposium that is being held in September 2008. In this call, Genentech also discussed their development plans for T-DM1 for the treatment of HER2-positive metastatic breast cancer:

  •
  Genentech reported that they plan to initiate a Phase II trial assessing T-DM1 as a third-line treatment for this cancer during the second half of 2008 and that if the results from this study are compelling, that they will discuss an earlier approval pathway with the US Food and Drug Administration, or FDA;

  •
  Genentech discussed that they plan to initiate a Phase II trial assessing T-DM1 as a first-line treatment for this cancer during the second half of 2008, comparing T-DM1 used alone with Herceptin used together with Taxotere (docetaxel);

  •
  Genentech also noted that they plan to make a Phase III decision in 2008 related to potentially also evaluating T-DM1 as a second-line treatment for this cancer.

IMGN901

        Our IMGN901 TAP compound, previously called huN901-DM1, targets the antigen known as CD56. CD56-expressing cancers include many cases of multiple myeloma as well as other hematological malignancies, small-cell lung cancer, or SCLC, ovarian cancer and other cancers of neuroendocrine origin. IMGN901 consists of our CD56-binding antibody huN901 with our DM1 cell-killing agent attached.

        We currently have three clinical trials underway with IMGN901. Study 001 is evaluating the compound for the treatment of SCLC. Study 002 is evaluating it for the treatment of CD56-expressing solid tumors, including SCLC. Study 003 is evaluating IMGN901 for the treatment of CD56-expressing multiple myeloma. IMGN901 is administered alone, as monotherapy, in all three of these trials as part of establishing the safety of the agent. We expect to report clinical findings in both multiple myeloma and solid tumors in the fourth quarter of 2008.

        We believe development of IMGN901 for the treatment of multiple myeloma, of which approximately 70% of such cases express CD56, represents a faster pathway to marketing approval for this compound than its development for the treatment of SCLC or other solid tumors. We also believe that we can develop IMGN901 faster for use in combination with an approved multiple myeloma agent than as monotherapy in light of current trends in the management of multiple myeloma. Thus, after we establish the MTD of IMGN901 as monotherapy in multiple myeloma patients, we intend to initiate a

Phase I/II trial evaluating it used in combination with an approved agent in a less treatment-resistant patient population. We expect this combination trial to begin in the first half of 2009.

IMGN242

        Our TAP product candidate IMGN242, previously called huC242-DM4, consists of our CanAg-binding antibody, huC242, with our DM4 cell-killing agent attached. The CanAg antigen is found on many gastrointestinal tumors including gastric (stomach), pancreatic and colorectal cancers, as well as many non-small-cell lung cancers.

        Our IMGN242 Phase I clinical trial is designed to assess the safety and tolerability of the compound and to establish its MTD when administered once every three weeks to patients with CanAg-expressing cancers. To qualify for enrollment, patients must have failed the approved treatments for their particular cancer. Prior to the establishment of the MTD, patients with any level of CanAg expression were eligible for enrollment in the trial. Once the MTD was established, enrollment was limited to patients with cancer that strongly and consistently expresses CanAg.

        In July 2007, we initiated a Phase II clinical trial assessing IMGN242 for the treatment of CanAg-expressing gastric cancer. The patients in this trial have metastatic or locally-advanced CanAg-expressing gastric or gastroesophageal cancer that has failed to respond to front-line therapy. We estimate that approximately 50% of such cancers express CanAg. We reported IMGN242 pharmacokinetic/pharmacodynamic data at the ASCO annual meeting in June 2008. The poster presented described one of the first patients treated with IMGN242 in this study who had an encouraging response to treatment, but did not qualify as an objective response by RECIST criteria. In early 2008, the protocol for this study was amended to reduce the dose of IMGN242 administered in patients with low plasma levels of CanAg. The current design of the study is to evaluate IMGN242 in 23 patients, treated at 126 mg/m2, with CanAg-expressing gastric or gastroesophageal cancer. If an objective response by RECIST criteria is seen in any of these 23 patients, the study is to be expanded to approximately 40 patients. Otherwise, the study will end. Our goal is to complete enrollment of the 23 patients by the end of our 2009 fiscal year on June 30, 2009.

IMGN388

        Our TAP compound IMGN388 comprises our DM4 cell-killing agent attached to an integrin-targeting antibody developed by Centocor. The target for this compound is found on the cancer cells of melanomas, sarcomas and many carcinomas, including lung, bladder, renal cell and thyroid carcinomas. It is also found on endothelial cells that are engaged in forming new blood vessels. All solid tumors require the formation of new blood vessels in order to grow. Thus, IMGN388 can potentially attack tumors in two ways: (1) by attaching to cancerous cells that express its target and killing them; and (2) by disrupting the formation of the new blood vessels that a solid tumor needs to grow. ImmunoGen initiated Phase I testing of IMGN388 in July 2008 in patients with solid tumors. Centocor has opt-in rights for this compound.

AVE9633

        This TAP compound was created by us and licensed to sanofi-aventis from our preclinical pipeline as part of a broader collaboration. It comprises our huMy9-6 antibody, which targets a CD33-binding antibody that was developed and humanized by us and our DM4 cell-killing agent. In March 2005, sanofi-aventis informed us that patient dosing with AVE9633 had begun in a Phase I clinical trial, triggering a $2 million milestone payment to us. This compound currently is being evaluated in its third Phase I clinical study for the treatment of acute myeloid leukemia. Sanofi-aventis has informed us that they plan to discontinue the development of AVE9633 after the completion of the treatment of study patients.

AVE1642

        We created this naked-antibody compound and licensed it to sanofi-aventis from our preclinical pipeline as part of our broader collaboration with sanofi-aventis. AVE1642 binds to the IGF-1 receptor. Its purpose is to block cancer cells from using an IGF-1-mediated survival pathway to withstand exposure to chemotherapy treatments. Thus, AVE1642 is intended to be used in combination with chemotherapeutic agents to kill cancer cells. It has potential utility for the treatment of certain solid tumors and hematological malignancies. In October 2006, sanofi-aventis informed us that patient dosing had begun in the Phase I evaluation of AVE1642, triggering a $2 million milestone payment to us. Phase I studies are underway to conduct an initial assessment of the compound when used in combination with approved chemotherapeutic agents. Phase I data were reported at the ASCO annual meeting in June 2008 that showed AVE1642 demonstrates promising tolerability and activity used in combination with docetaxel for the treatment of solid tumors.

SAR3419

        Sanofi-aventis also licensed rights to this TAP compound as part of our broader collaboration. SAR3419 consists of a CD19-targeting antibody developed and humanized by us and our DM4 cell-killing agent. CD19 is associated with certain B-cell hematological malignancies, including non-Hodgkin's lymphoma. Sanofi-aventis initiated a dose-escalation Phase I clinical trial of SAR3419 in October 2007, triggering a $1 million milestone payment to us. The trial is designed to assess the safety and tolerability of SAR3419 and to establish its MTD when administered once every three weeks to patients with relapsed or refractory B-cell non-Hodgkin's lymphoma. Preliminary evidence of anti-lymphoma activity is also being assessed. The first findings from this study are expected to be reported at a medical conference in December 2008.

BIIB015

        This TAP compound was created by Biogen Idec under a 2004 license that grants Biogen Idec the exclusive right to use our maytansinoid TAP technology with antibodies that target Cripto. BIIB015 consists of Biogen Idec's Cripto-binding antibody and our DM4 cell-killing agent. Biogen Idec submitted the IND for this compound to the FDA in February 2008, triggering a $1.5 million milestone payment to us. BIIB015 advanced into Phase I testing in the summer of 2008.

BT-062

        This TAP compound was created by Biotest under the 2006 license that grants Biotest the exclusive right to use our maytansinoid TAP technology with antibodies to an undisclosed target found on multiple myeloma and certain other cancers. Biotest submitted the IND for this compound to the FDA in March 2008 and patient recruitment is underway for its open Phase I study. We have opt-in rights on BT-062 in the U.S.

SAR566658

        This TAP compound is in development through our collaboration with sanofi-aventis. It consists of an antibody that binds to a target found on breast and ovarian cancers as well as on other solid tumors and our DM4 cell-killing agent.

SAR650984

        SAR650984 is a naked antibody compound developed in our collaboration with sanofi-aventis. Its target, CD38, is expressed on a number of hematological malignancies.

Other Compounds in Development

        Additional product candidates using our technology are in various stages of preclinical research and development internally and at our collaborators.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society projects that 1.4 million new cases of cancer will be diagnosed in the U.S. in 2008 and that 566,000 people will die from various cancers in the U.S. in 2008. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time. Additionally, patients often receive multiple drug regimens sequentially, either to treat or help prevent recurrence of the disease.

        In July 2007, we began Phase II evaluation of our TAP product candidate, IMGN242, for the treatment of CanAg-expressing gastric cancer. We estimate that approximately half of all gastric cancer tumors express CanAg. Globally, gastric cancer is one of the leading causes of death in both high- and middle-income countries, according to the World Health Organization. It is particularly common among Asian populations, but occurs across ethnicities. The American Cancer Society estimates that in the U.S., in 2008 alone, 21,500 new cases of gastric cancer will be diagnosed and 10,880 people will die from the disease.

        We are assessing our IMGN901 compound for the treatment of multiple myeloma, SCLC, and other CD56-expressing solid tumors. Our highest priority is the development of IMGN901 for the treatment of multiple myeloma. According to the American Cancer Society, approximately 20,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2008, and close to 11,000 people will die from the disease in 2008. Based on research conducted, we believe that approximately 70% of multiple myeloma cases express the CD56 antigen targeted by IMGN901.

        We are assessing IMGN388 for the treatment of solid tumors. IMGN388 may be able to be used for solid tumors that do not express its target antigen as well as ones that do because of the potential ability of the compound to interfere with the formation of the new blood vessels that all solid tumors require in order to grow. Over 1 million of the new cancer cases diagnosed in a year are solid tumors.

        In recent years, several antibody-based anticancer drugs—such as Herceptin®, Rituxan®, Avastin®, and Erbitux®—have enjoyed considerable commercial success, as have other targeted anticancer agents.

Outlicenses and Collaborations

        As part of our business strategy to expand the use and financial return from our TAP technology, we enter into license agreements with third parties where we grant them the exclusive right to use our TAP technology with their antibodies to proprietary or non-proprietary targets. In some cases, we have out-licensed rights to our own TAP compounds to companies with product development and commercialization capabilities that we desired to access. In exchange, we are entitled to receive upfront fees, potential milestone payments and royalties on any product sales. Our principal out-licenses and collaborative agreements are described below.

sanofi-aventis

        In July 2003, we entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The product candidates (targets) currently in the collaboration include AVE9633 (CD33), AVE1642 (IGF-1R), SAR3419 (CD19), SAR566658 (DS6), SAR650984 (CD38) and additional compounds at earlier stages of development that have yet to be disclosed.

        The collaboration agreement entitles us to receive milestone payments potentially totaling $21.5 million to $30.0 million, per antigen target, for each therapeutic developed under the collaboration agreement. To date we have earned a $2 million milestone payment in March 2005 with the start of clinical testing of AVE9633, a $2 million milestone payment in October 2006 with the start of clinical testing of AVE1642, a $500,000 milestone payment in September 2004 for a preclinical milestone related to SAR3419, a $1 million milestone payment in October 2007 with the start of clinical testing of SAR3419, a $500,000 milestone payment in December 2007 for a preclinical milestone related to SAR650984 and a $500,000 milestone payment in March 2008 for a preclinical milestone related to SAR566658.

        The agreement also entitles us to royalties on the commercial sales of any resulting products, if and when such sales commence. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement. The collaboration agreement also provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow sanofi-aventis to terminate our co-promotion rights if there is a change of control of our company.

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid us an upfront fee of $12.0 million in August 2003. Inclusive of its extensions, the agreement entitled us to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The 2003 agreement committed sanofi-aventis to a minimum of $50.7 million of committed research funding during the three-year research period. Under the 2003 agreement, sanofi-aventis was granted the option, whereby upon giving 12 months' advance notice for each, they could request that we extend the research program for two additional 12-month periods. In August 2005, sanofi-aventis exercised their contractual right to extend the term of their research program with us and committed to fund $18.2 million in additional research and support over the 12-month period following September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with us for another year, and committed to pay us a minimum of $10.4 million in additional research support over the twelve months beginning September 1, 2007.

        In October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we are entitled to a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million for each antibody humanized under this agreement and also royalties on commercial sales, if any.

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets based on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on commercial sales. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 we received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

Genentech, Inc.

        In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid TAP technology for use with antibodies, such as Herceptin (trastuzumab), that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. We are reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2 million non-refundable payment upon execution of the agreement. In addition to royalties on net sales if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. In May 2006, we and Genentech amended this agreement. This amendment increases the potential milestone payments to us under this agreement and the potential royalties to us on any HER2 targeting TAP compound that may be developed by Genentech, including T-DM1. Assuming all benchmarks are met under this agreement, we will receive up to $44 million in milestone payments. In January 2006, Genentech notified us that the IND application for T-DM1 submitted to the FDA had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to us. Genentech began Phase II evaluation of T-DM1 in July 2007 and we earned a $5 million milestone payment with this event.

        In May 2000 we entered into a second agreement with Genentech. This second agreement provided Genentech with the right to test our maytansinoid TAP technology with Genentech antibodies to a defined number of targets on an exclusive basis for a specified period of time, known as the "option period," and to take exclusive licenses for individual targets on agreed upon terms to use our maytansinoid TAP technology to develop products. We received a non-refundable technology access fee of $3 million when we entered into this five-year agreement in May 2000, and an additional technology access fee of $2 million when Genentech renewed this agreement in April 2005 for the one additional three-year period allowed. Genentech no longer has the right to designate new targets under this "right to test" agreement, although there are option periods with respect to previously-designated targets that remain in effect for the remainder of the respective option periods.

        Under this agreement, in April 2005, July 2005 and December 2005, Genentech licensed exclusive rights to use our maytansinoid TAP technology with antibodies that target three undisclosed targets. Under the terms defined in the 2000 "right-to-test" agreement, for each license we received a $1 million license fee and may receive up to $38 million in milestone payments. We are also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

Biogen Idec Inc.

        In October 2004, we entered into a development and license agreement with Biogen Idec MA Inc., or Biogen. Under the terms of the agreement, Biogen received exclusive worldwide rights to develop and commercialize anticancer therapeutics using antibodies to the tumor cell target, Cripto, and a maytansinoid cell-killing agent developed by us. Biogen is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, we received from Biogen an upfront payment of $1 million upon execution of the agreement. In January 2008, Biogen submitted an IND for their TAP compound, BIIB015, to the FDA. We earned a $1.5 million milestone payment with this event. Biogen began Phase I evaluation of BIIB015 in June 2008. Assuming all benchmarks are met, we could receive up to $42 million in milestone payments under this agreement. We are also entitled to receive royalties on net sales of resulting products. We will also receive compensation from Biogen for product development research done on its behalf, as well as for the production of preclinical and clinical materials.

Biotest AG

        In July 2006, we entered into a development and license agreement with Biotest AG, or Biotest. The agreement grants Biotest exclusive rights to use our TAP technology with antibodies that target a specific antigen that occurs on multiple myeloma cells to create anticancer therapeutics. In March 2008, Biotest submitted an IND to the FDA for a TAP compound, BT-062, developed under this agreement to the FDA. Under the agreement, we received a $1 million upfront payment upon execution of the agreement, and could potentially receive up to $35.5 million in milestone payments, and royalties on the sales of any resulting products. We receive payments for manufacturing any preclinical and clinical materials made at the request of Biotest. The agreement also provides us with the right to elect to participate, at specific stages during the clinical evaluation of any compound created under this agreement, in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and the milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

Amgen, Inc.

        In September 2000, we entered into a ten-year collaboration agreement with Amgen, Inc., or Amgen. The agreement provides Amgen with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on an exclusive and non-exclusive basis for a specified period of time, known as the "option period," and to take exclusive licenses for individual targets on agreed upon terms to use our maytansinoid TAP technology to develop products. We received a $5 million technology access fee in September 2000 and are entitled to potential milestone payments and royalties on net sales of products developed under any licenses taken under this agreement, if and when such sales commence. In addition, on September 7, 2000, Amgen purchased $15 million of our common stock in accordance with the agreement. We understand that these shares were sold in fiscal 2006. In April 2007 and July 2008, we granted Amgen a non-exclusive option and exclusive option, respectively, to test our TAP technology with antibodies to specific targets. For each option taken, Amgen paid us a nominal fee. Under this agreement, there can be option periods in effect that extend beyond the expiration of this right to test agreement in September 2010.

In-Licenses

        From time to time we may in-license certain rights to targets or technologies, in conjunction with our internal efforts to develop both TAP and naked-antibody products and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Centocor, Inc.

        In December 2004, we entered into a development and license agreement with Centocor, Inc., or Centocor, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Centocor was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to an integrin cancer target and a maytansinoid cell-killing agent developed by us. Under the terms of the agreement, we received a non-refundable upfront payment of $1 million upon execution of the agreement.

        In December 2007, we licensed from Centocor the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an integrin-binding antibody developed by them and one of our maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above. Centocor has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party expenses. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third party, half of which is to be paid by ImmunoGen.

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

Other Agreements

Cytovance Biologics LLC

        In August 2007, we entered into an agreement with Cytovance Biologics LLC, or Cytovance, to develop a process for production of our huN901 antibody in accordance with current Good Manufacturing Practices, or cGMP, for potential use in IMGN901 clinical materials for pivotal trials and commercial applications. Under the terms of the agreement, we pay Cytovance incremental amounts for each step in the development process.

Laureate Pharma, Inc.

        In October 2007, we entered into an agreement with Laureate Pharma, Inc., or Laureate, to develop a process for cGMP production of our huC242 antibody for potential use in IMGN242 clinical materials for pivotal trials and commercial applications. Under the terms of the agreement, we pay Laureate incremental amounts for each step in the development process.

Patents, Trademarks and Trade Secrets

        We seek patent protection for our proprietary technologies, product candidates, and related innovations in the U.S., Europe, Japan and elsewhere. Patents that have been issued to us in the U.S. include the following: claiming composition and use of certain maytansinoids; claiming conjugates composed of maytansinoids and cell-binding agents; claiming a process for the preparation of certain maytansinoids; claiming methods of preparation of conjugates composed of maytansinoids and cell-binding agents; and a method of antibody humanization. In many cases, we have received comparable patents outside the U.S.

        We have also submitted additional patent applications in the U.S., Europe, Japan, and elsewhere covering proprietary derivatives of cell-killing molecules, methods of attachment of such molecules to antibodies, TAP compounds, antibody compounds and use of some of these product candidates and inventions for certain diseases. We expect that our work will also lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. We cannot provide assurance, however, that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. Three of these companies, Wyeth, Seattle Genetics, Inc., and Medarex, Inc. have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

        In particular, competitive factors within the antibody and cancer therapeutic market include:

  •
  the safety and efficacy of products;

  •
  the timing of regulatory approval and commercial introduction;

  •
  special regulatory designation of products, such as Orphan Drug designation; and

  •
  the effectiveness of marketing, sales, and reimbursement efforts.

        Our competitive position depends on our ability to develop effective proprietary products, implement clinical development programs, production plans and marketing plans, including collaborations with other companies with greater marketing resources than ours, and to obtain patent protection and secure sufficient capital resources.

        Continuing development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. In addition, antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, additional antibodies may compete with our product candidates. In addition, other companies have created or have programs to create potent cell-killing agents for attachment to antibodies. These companies may compete with us for technology out-license arrangements.

        Because of the acceptance of combination therapy for the treatment of cancer and the variety of genes and targets implicated in cancer incidence and progression, we believe that products resulting from applications of new technologies may be complementary to our own.

        Such new technologies include, but are not limited to:

  •
  the use of genomics technology to identify new gene-based targets for the development of anticancer drugs;

  •
  the use of high-throughput screening to identify and optimize lead compounds;

  •
  the use of gene therapy to deliver genes to regulate gene function; and

  •
  the use of therapeutic vaccines.

Regulatory Matters

        Our product candidates are regulated in the U.S. by the FDA in accordance with the U.S. Federal Food, Drug, and Cosmetic Act, as well as the Public Health Service Act. We expect that IMGN242, IMGN901, IMGN388 and other TAP compounds developed by us or our collaborators will be reviewed by the FDA's Center for Drug Evaluation and Research, or CDER. In addition, each drug manufacturer in the U.S. must be registered with the FDA.

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

        Even if we, or our collaborators, obtain regulatory approvals for our product candidates, our products and the facilities in which our products are manufactured are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Manufacturing establishments are subject to periodic inspections by the FDA and must comply with the FDA's cGMP regulations. In complying with cGMP regulations, manufacturers must expend funds, time and effort in the areas of production, quality control and recordkeeping to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

Orphan Drug Designation

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

        If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor's product for the same indication or disease.

        The FDA also administers a clinical research grants program, whereby researchers may compete for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices, and medical foods for rare diseases and conditions. A product does not have to be designated as an orphan drug to be eligible for the grant program. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.

        We may pursue this designation with respect to product candidates intended for qualifying patient populations.

New Drugs for Serious or Life-Threatening Illnesses

        The FDA Modernization Act allows the designation of "Fast Track" status to expedite development of new drugs, including review and approvals, and is intended to speed the availability of new therapies to desperately ill patients. "Fast Track" procedures permit early consultation and commitment from the FDA regarding preclinical studies and clinical trials necessary to gain marketing approval. We may seek "Fast Track" status for some, or all, of our product candidates.

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

Research and Development Spending

        During each of the three years ended June 30, 2008, 2007 and 2006, we spent approximately $60.0 million, $49.4 million and $43.6 million, respectively, on research and development activities. During the year ended June 30, 2008, approximately 36% of our full-time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration compared to 55% and 58% during the years ended June 30, 2007 and 2006, respectively.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, ansamitocin P3, DM1, DM4, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Laureate Pharma, Inc., Cytovance Biologics LLC, SAFC, Inc. and Società Italiana Corticosteroidi S.r.l.

        In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is reimbursed by our collaborators based on the number of batches of preclinical and clinical materials produced on their behalf. Over the past few years, we have expanded and upgraded the capabilities of our manufacturing facility.

Employees

        As of June 30, 2008, we had 210 full-time employees, of whom 165 were engaged in research and development activities. Seventy-one employees hold post-graduate degrees, of which 40 hold Ph.D. degrees and three hold M.D. degrees. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin®, Rituxan® and Avastin® are registered trademarks of Genentech. Taxotere® is a registered trademark of sanofi-aventis. Erbitux® is a registered trademark of ImClone Systems.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2008, we had an accumulated deficit of $289.6 million. For the years ended June 30, 2008, 2007, and 2006, we generated losses of $32.0 million, $19.0 million and $17.8 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our or our collaborators' product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates or royalties on revenues from the commercial sale of our collaborators' product candidates for several years, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements for fiscal year 2009 and at least a portion of the following fiscal year. However, we may need additional financing sooner due to a number of factors including:

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

        Our TAP technology yields novel product candidates for the treatment of cancer. No TAP product candidate has obtained regulatory approval and the most advanced TAP product candidate is in Phase II clinical testing. Our TAP product candidates and/or our collaborators' TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only one compound that is a conjugate of an antibody and a cytotoxic small molecule that has obtained approval by the FDA, and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborative partners' product candidates will be lengthy and expensive and their outcome is uncertain.

        Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. Our, as well as our collaborative partners', most advanced product candidate is in Phase II clinical testing. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials of our product candidates for various reasons, including:

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

        Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborative partners' product candidates could severely harm our business.

We and our collaborative partners are subject to extensive government regulations and we and our collaborative partners may not be able to obtain necessary regulatory approvals.

        We and our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborative partners, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products or our collaborators' potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the U.S. or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our or our collaborative partners' product candidates may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our or our collaborative partners' product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

Our and our collaborative partners' product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborative partners fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

        Even if we or our collaborative partners receive regulatory approval to market a particular product candidate, the approval could be conditioned on us or our collaborative partners conducting costly post-approval studies or could limit the indicated uses included in product labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners' ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping related to the product remain subject to extensive regulatory requirements. We or our collaborative partners may be slow to adapt, or we or our collaborative partners may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

        If we or our collaborative partners fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners' products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

        Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation and maintenance of collaborative arrangements. Collaborations provide an opportunity for us to:

  •
  generate cash flow and revenue;

  •
  fund some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

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

        If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborative partners may devote to our product candidates. Our collaborative partners may separately pursue competing product candidates, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborative partners may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

  •
  a change in the collaborative partner's strategic focus as a result of merger, management changes, adverse business events, or other causes;

  •
  a change in the priority of the product candidate relative to other programs in the collaborator's pipeline;

  •
  a reassessment of the patent situation related to the compound or its target;

  •
  a change in the anticipated competition for the product candidate;

  •
  preclinical studies and clinical trial results; and

  •
  a reduction in the financial resources the collaborator can or is willing to apply to the development of new compounds.

        Even if our collaborative partners continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborative partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborative partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of the products would be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business would be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis that entitles us to receive committed research funding. From inception through June 30, 2008, we have recorded $78.8 million of research and development support revenue under this agreement. As of June 30, 2008, we have $2.1 million of committed research funding remaining under this arrangement. At this time, there are no other current agreements that entitle us to committed research funding. As a result, we expect our research and development revenue to decline in future years. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, its continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If our collaborative partners' requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be adversely affected.

        We procure certain components of finished conjugate, including ansamitocin P3, DM1, DM4, and linker, on behalf of our collaborators. In order to meet our commitments to our collaborative partners, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborative partners. If our collaborative partners do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses. Collaborators have discontinued development of product candidates in the past and in the periods subsequent to these discontinuations, we had significantly reduced demand for conjugated material which adversely impacted our financial results.

        In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is reimbursed by our collaborators based on the number of batches of preclinical and clinical materials produced on their behalf. If we produce fewer batches of clinical materials for our collaborators, a smaller amount of the cost of operating the conjugate manufacturing facility will be charged to our collaborative partners and our financial condition could be adversely affected.

If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, the inability to procure additional antibody in a timely manner could impair our ability to initiate or advance our clinical trials.

        We rely on third-party suppliers to manufacture antibodies used in our own proprietary product candidates. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials. For example, enrollment of new patients into all clinical trials of IMGN901 was suspended in late 2006 due to insufficient supply of IMGN901. Additional material has since been produced. Study 003 began re-enrolling new patients in March 2007. Study 001 was reopened for new patient enrollment in late 2007, and patient enrollment in Study 002 resumed in the third quarter of fiscal 2008 in both the U.S. and the United Kingdom. We believe we have resolved these supply issues and that we have sufficient supply of IMGN901 to complete these three trials on a timely basis. There can be no assurance that we will not have future supply problems that could delay or stop our clinical trials or otherwise could have a material adverse effect on our business.

We currently rely on one third-party manufacturer with commercial production experience to produce our cell-killing agents, DM1 and DM4.

        We rely on third-party suppliers to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4—collectively DMx—are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we have transitioned from our original supplier of ansamitocin P3, as well as our single supplier that converts ansamitocin P3 to DMx, to one larger company with more commercial production experience. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations and preclinical studies and clinical trials of our product candidates and our collaborators' product candidates, which could negatively affect our business.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners' potential products.

        Currently, we have only one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and our collaborative partners for preclinical studies and early-stage clinical testing. While partners of ours have established separate manufacturing capacity, we do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later-stage clinical trials and commercialization of our potential products. We are currently in the process of developing our relationships with third-party manufacturers that we believe will be necessary to continue the development of our product candidates. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

        In addition to the outsourcing of manufacturing, we may develop our manufacturing capacity in part by expanding our current facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for later-stage clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture our and our collaborative partners' product candidates for clinical testing.

        Currently, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for companies licensing our TAP technology. We manufacture this material, as well as material for our own product candidates, in our conjugate manufacturing facility. We have only one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

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

        We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the U.S. have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

        We currently have no direct sales or marketing capabilities. We anticipate relying on third parties to market and sell most of our primary product candidates or we may outlicense these products prior to the time when these capabilities are needed. If we decide to market our potential products through a direct sales force, we would need either to hire a sales force with expertise in pharmaceutical sales or to contract with a third party to provide a sales force which meets our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products and be competitive. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our compounds successfully.

If our product candidates or those of our collaborative partners do not gain market acceptance, our business will suffer.

        Even if clinical trials demonstrate the safety and efficacy of our and our collaborative partners' product candidates and the necessary regulatory approvals are obtained, our and our collaborative partners' product candidates may not gain market acceptance among physicians, patients, healthcare payors and other members of the medical community. The degree of market acceptance of any product candidates that we or our collaborative partners develop will depend on a number of factors, including:

  •
  their degree of clinical efficacy and safety;

  •
  their advantage over alternative treatment methods;

  •
  our/the marketer's and our collaborative partners' ability to gain acceptable reimbursement and the reimbursement policies of government and third-party payors; and

  •
  the quality of the distribution capabilities for product candidates, both ours and our collaborative partners.

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

        Also, patents and applications owned or licensed by us may become the subject of interference proceedings before the U.S. Patent and Trademark Office or a patent office in a foreign jurisdiction to determine priority of invention that could result in substantial cost to us. An adverse decision in an interference proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully challenge our patents or a challenge could result in limitations of the patents' coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights held by third parties and we may be unable to protect our rights to, or commercialize, our product candidates.

        Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. From time to time, we have received correspondence from third parties alleging that we infringe their intellectual property rights. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

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

        Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, as a result of market trends and as a result of our low stock price and daily trading volume. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our TAP technology, new collaborations, and clinical advancement or discontinuation of product candidates that make use of our TAP technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

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

        On July 11, 2007, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock. Pursuant to the shelf registration statement, on June 20, 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

        These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and other similar terms and phrases, including references to assumptions. These statements are contained in the "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, as well as other sections of this Annual Report on Form 10-K.

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

  •
  our reliance on third-party manufacturers to achieve supplies of our maytansinoid cell-killing agents, DM1 and DM4;

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the "Risk Factors" section and in other sections of this Annual Report on Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 89,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The initial term of the 830 Winter Street lease expires on March 31, 2020, with an option for us to extend the lease for two additional five-year terms. We currently intend to sublease approximately 14,000 square feet of laboratory and office space at this location. We also lease approximately 43,850 square feet of space in Norwood, MA, which serves as our conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2011, with an option for us to extend the lease for an additional five-year term.

        We also lease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, MA, which we vacated in March 2008 when we relocated all our Cambridge operations to Waltham, MA. The 148 Sidney Street lease expires on October 30, 2010. In May 2008, we entered into a sub-sublease for this entire space for the remainder of the lease term.

Item 3.    Legal Proceedings

        From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2008.

Item 4.1.    Executive Officers of the Registrant

        ImmunoGen's executive officers are appointed by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders or at other Board meetings as appropriate, and hold office until the first Board meeting following the next annual meeting of shareholders and until a successor is chosen, subject to prior death, resignation or removal. Information regarding our executive officers is presented below.

        Mitchel Sayare, Ph.D., age 60, has been a director of ImmunoGen since 1986. Dr. Sayare has served as our Chief Executive Officer since 1986 and as our Chairman of the Board since 1989, and served as our President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare holds a Ph.D. in Biochemistry from Temple University School of Medicine. Dr. Sayare is also a director of ImmuCell Corporation, in addition to a number of private companies.

        Daniel M. Junius, age 55, joined ImmunoGen in 2005, and has served as our President and Chief Operating Officer and Acting Chief Financial Officer since July 2008. Prior to that he served as our Executive Vice President and Chief Financial Officer from 2006 to July 2008, and as our Senior Vice President and Chief Financial Officer from 2005 to 2006. Prior to joining ImmunoGen, he served as Executive Vice President and Chief Financial Officer of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 2002 to 2004, and as Senior Vice President and Chief Financial Officer of NEBS from 1998 to 2002.

        John M. Lambert, Ph.D., age 57, joined ImmunoGen in 1987, and has served as our Executive Vice President, Research and Development and Chief Scientific Officer since July 2008. Prior to that he served as our Senior Vice President, Research and Development and Chief Scientific Officer from early 2008 to July 2008, as our Senior Vice President, Pharmaceutical Development, from 2000 to early 2008, as our Vice President, Research and Development, from 1994 to 2000, and as our Senior Director of Research from 1987 to 1994. Prior to joining ImmunoGen, Dr. Lambert was an assistant professor at

Harvard Medical School working at the Dana-Farber Cancer Institute. Dr. Lambert holds a Ph.D. in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        John A. Tagliamonte, age 41, joined ImmunoGen, Inc. in 2007, and has served as Vice President, Business Development, since that date. Prior to joining ImmunoGen, he served as Senior Director, Strategy and Corporate Development, at Millipore Corporation, a life sciences company, from 2005 to 2007. Prior to that he served as Acting Vice President of Commercial Operations at Laureate Pharma, Inc., a contract manufacturing organization providing development and manufacturing services to pharmaceutical, diagnostic and biotech companies, from 2004 to 2005 while a Venture Principal with Safeguard Scientifics, and as Director of Business Development and Strategic Planning of the Ortho-Clinical Diagnostics unit of Johnson & Johnson, a diversified healthcare company, from 2001 to 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$5.72	$4.29	$3.72	$2.84
Second Quarter	$5.43	$3.97	$5.61	$3.53
Third Quarter	$4.18	$2.73	$5.45	$4.29
Fourth Quarter	$4.73	$3.01	$6.17	$4.86

        As of August 13, 2008, the closing price per share of our common stock was $5.60, as reported by NASDAQ, and we had approximately 553 holders of record of our common stock and, according to our estimates, approximately 13,800 beneficial owners of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	5,678	$6.28	1,058
Equity compensation plans not approved by security holders	—	—	—

Total	5,678	$6.28	1,058

(1)
These plans consist of the Restated Stock Option Plan and the 2006 Employee, Director and Consultant Equity Incentive Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2008. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Total revenues	$40,249	$38,212	$32,088	$35,718	$25,956
Total operating expenses	74,361	60,438	53,474	48,395	34,369
Other income, net	2,119	3,274	3,569	1,755	2,542
Income tax expense	27	35	17	29	46

Net loss	$(32,020)	$(18,987)	$(17,834)	$(10,951)	$(5,917)

Basic and diluted net loss per common share	$(0.75)	$(0.45)	$(0.43)	$(0.27)	$(0.15)

Basic and diluted weighted average common shares outstanding	42,969	41,759	41,184	40,868	40,646

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$47,871	$59,700	$75,023	$90,565	$94,610
Total assets	83,338	80,421	94,128	110,132	122,630
Stockholders' equity	55,299	58,401	72,350	86,842	97,137

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small molecule cytotoxic, or cell-killing, agents. Our Tumor-Activated Prodrug, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer targets, and consists of a monoclonal antibody that binds to a cancer target with one of our proprietary cell-killing agents attached. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen and the cytotoxic agent serves to kill the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners' TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop "naked," or unconjugated, antibody anticancer product candidates.

        We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates containing their antibodies. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront license fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner's request. We are reimbursed certain of our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc., Biogen Idec Inc., Biotest AG, Genentech, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

        sanofi-aventis—In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained worldwide commercialization rights to new anticancer therapeutics developed to targets included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The agreement included a research support funding commitment by sanofi-aventis for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. Through the end of fiscal 2008, we have earned $78.8 million of committed research funding for activities performed under the agreement, of which $10.8 million, $18.9 million, and $19.0 million was recognized during fiscal years 2008, 2007 and 2006, respectively. As of June 30, 2008, we have $2.1 million of committed research funding remaining under this arrangement.

        The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million, per antigen target, for each product candidate developed under this agreement. Through the end of fiscal 2008, we have earned $6.5 million of a potential $124.5 million with the achievement of various milestones related to five of the targets included in this collaboration.

        Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary humanization technology, which enables antibodies of murine origin to avoid detection by the human immune system. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we are due a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each antibody humanized under this agreement. We have deferred the $500,000 portion of the upfront payment already received and are recognizing this amount as revenue over the five-year term of the agreement.

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on commercial sales. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 we received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

        Genentech—In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies that target HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales of any HER2-targeting TAP compounds developed under this agreement if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and royalties. Assuming all requirements are met under this agreement, we are to receive $44 million in milestone payments under this agreement in addition to royalties on sales, if any. Through the end of fiscal 2008, we have received $7 million in milestone payments.

        Biogen Idec Inc.—In October 2004, we entered into a development and license agreement with Biogen Idec MA Inc. Under the terms of the agreement, Biogen Idec received exclusive worldwide rights to develop and commercialize anticancer therapeutics using antibodies to the tumor cell target Cripto and a maytansinoid cell-killing agent developed by us. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. Under the terms of the agreement, we received from Biogen Idec an upfront payment of $1 million upon execution of the agreement. In January 2008, Biogen Idec submitted an IND for their TAP compound, BIIB015, to the FDA. We earned a $1.5 million milestone payment with this event. Assuming all benchmarks are met, we could receive up to $42 million in milestone payments under this agreement. We are also entitled to receive royalties on net sales of resulting products. We will also receive compensation from Biogen Idec for product development research done on its behalf, as well as for the production of preclinical and clinical materials.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2008, we had approximately $47.9 million in cash and marketable securities compared to $59.7 million in cash and marketable securities as of June 30, 2007.

        We anticipate that total cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and upfront fees. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

Revenue Recognition

        We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. We follow the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with

Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, we recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of our agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. We evaluate such arrangements to determine if the deliverables are separable into units of accounting and then apply applicable revenue recognition criteria to each unit of accounting.

        At June 30, 2008, we had the following four types of collaborative contracts with the parties identified below:

  •
  License to use our TAP technology for a single antigen (single-target license):

    Biogen Idec Inc.

    Biotest AG

    Boehringer Ingelheim International GmbH (terminated in August 2008)

    Genentech, Inc. (multiple single-target licenses)

    Millennium Pharmaceuticals, Inc. (terminated in July 2008)

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

  •
  Non-exclusive license to our humanization technology:

    sanofi-aventis

        Generally, the foregoing collaboration agreements provide that we will (i) at the collaborator's request, manufacture and provide to them preclinical and clinical materials at our cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators' achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or twelve years after product launch. We are required to provide technical training and to share any process improvements and know-how with our collaborators during the research term of the collaboration agreements.

        Generally, upfront payments on single-target licenses are deferred over the period of our substantial involvement during development. The determination of the length of this period is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Our employees are available to assist our collaborators during the development of their products. We estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees. In the event that a single-target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

        We defer upfront payments received from our broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single-target license to the collaborator, we defer the license fee and account for the fee as we would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, we would recognize any remaining deferred option fee over the period of our substantial involvement under the license acquired. In the event a broad option agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

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

        We produce preclinical and clinical materials for our collaborators. We are reimbursed for certain of our direct and overhead costs to produce clinical materials. We recognize revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

        We also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody-specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for certain of our direct and overhead costs of producing these materials or providing these services. We record the amounts received for the materials produced or services performed as a component of research and development support. We have also been retained by two of our collaborators to develop conjugation processes for materials for later stage testing and commercialization. We are reimbursed for certain of our direct and overhead costs and may receive milestone payments for developing these processes and these are recorded as a component of research and development support.

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal 2008, we obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, we had committed to a level of production which yielded more material than will be required by our collaborators over the next twelve months. As a result, during the year ended June 30, 2008, we recorded a $2.1 million charge to research and development expense related to raw material inventory identified as excess. We also recorded $1.6 million to write down the raw material inventory purchased during the current period to its net realizable value, which is also included in research and development expense for the year ended June 30, 2008. No similar costs were recorded during the year ended June 30, 2007, and $153,000 was recorded during the year ended June 30, 2006. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators' projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2008, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. Compensation cost incurred during the year ended June 30, 2008 was $2.9 million. Compensation cost incurred during each year ended June 30, 2007 and 2006 was $2.4 million.

  Investment in Marketable Securities

        We invest in marketable securities of highly rated financial institutions and investment-grade debt instruments and limit the amount of credit exposure with any one entity. These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or Statement 115. We have classified our marketable securities as "available-for-sale" and, accordingly, carry such securities at aggregate fair value. In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of operations. The factors that we consider in our evaluation include the fair market value of the security, the duration and magnitude of the security's decline, and our intent and ability to hold the security to recovery. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results. During the fiscal year ended June 30, 2008, we recorded approximately $535,000 in other-than-temporary impairment charges. No similar charges were recorded in fiscal years ended June 30, 2007 and 2006.

  Derivatives

        Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange rate fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying consolidated balance sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

        We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Net gains recognized on forward contracts for the years ended June 30, 2008 and 2007 were $699,000 and $112,000, respectively, and are included in the accompanying consolidated statement of operations as other income, net. As of June 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros), all maturing on or before August 20, 2008. As of June 30, 2007, we had outstanding forward contracts with amounts equivalent to approximately $6.5 million (4.8 million in Euros). As of June 30, 2006, there were no foreign currency forward contracts outstanding. We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Results of Operations

  Revenues

        Our total revenues for the year ended June 30, 2008 were $40.2 million compared with $38.2 million and $32.1 million for the years ended June 30, 2007 and 2006, respectively. The $2.0 million increase in revenues in fiscal 2008 from fiscal 2007 is primarily attributable to higher revenues from clinical materials reimbursement and license and milestone fees, as discussed below. The $6.1 million increase in revenues in fiscal 2007 from fiscal 2006 is primarily attributable to higher revenues from research development support and clinical materials reimbursement, as well as increases in license and milestone fees, as discussed below.

        Research and development support was $15.0 million for the year ended June 30, 2008, $25.5 million for the year ended June 30, 2007, $21.8 million for the year ended June 30, 2006. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we are entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which includes the initial three-year term of the research program ending August 31, 2006, plus the two 12-month extensions beginning September 1, 2006. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2008, 2007 and 2006 is included in the following table (in thousands):

	Year Ended June 30,
	2008	2007	2006
Collaborative Partner:
sanofi-aventis	$11,697	$18,916	$18,995
Biogen Idec	336	447	672
Biotest	1,648	1,653	22
Centocor	466	418	1,446
Genentech	741	3,487	569
Other	147	565	145

Total	$15,035	$25,486	$21,849

        Revenue from license and milestone fees for the year ended June 30, 2008 increased approximately $5.6 million to $13.2 million from $7.6 million in the year ended June 30, 2007. Revenue from license and milestone fees for the year ended June 30, 2006 was $7.2 million. Included in license and milestone fees for the year ended June 30, 2008 was $5 million related to the achievement of a milestone under the Genentech agreement from the initiation of Phase II clinical testing of T-DM1, $1.5 million related to the achievement of a milestone under the Biogen Idec agreement from the submission of the IND application for BIIB015, $2 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of SAR3419 and certain preclinical milestones. Included in license and milestone fees for the year ended June 30, 2007 was $2 million related to the achievement of a milestone under the sanofi-aventis agreement from the initiation of clinical testing of AVE1642. Included in license and milestone fees for the year ended June 30, 2006 was $2 million related to the achievement of a milestone under the Genentech agreement from the initiation of Phase I clinical testing of T-DM1. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2008, 2007 and 2006 is included in the following table (in thousands):

	Year Ended June 30,
	2008	2007	2006
Collaborative Partner:
Amgen	$433	$406	$400
Biogen Idec	1,684	88	45
Biotest	169	157	—
Centocor	69	113	159
Genentech	5,991	1,550	3,639
Millennium	—	653	508
sanofi-aventis	4,810	4,618	2,400

Total	$13,156	$7,585	$7,151

        Deferred revenue of $7.9 million at June 30, 2008 represents payments received from our collaborators pursuant to our license and supply agreements with them, which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials reimbursement increased by approximately $7.0 million to $12.1 million in the year ended June 30, 2008 compared to $5.1 million in the year ended June 30, 2007. We earned clinical materials reimbursement of $3.1 million during the year ended June 30, 2006. During the years ended June 30, 2008, 2007 and 2006, we shipped clinical materials in support of a number of clinical trials including, for certain of these years, those of T-DM1, AVE9633, SAR3419, BIIB015, BT0-62, and of Centocor's planned clinical testing of their antibody-DMx conjugate now called IMGN388, as well as preclinical materials in support of the development efforts of certain other collaborators and DMx shipments to certain collaborators in support of development and manufacturing efforts. The increase in clinical materials reimbursement in fiscal 2008 as compared to fiscal 2007 is primarily related to $5.0 million in revenue recognized from supplying DMx to a collaborator, along with the advancement of the clinical trials of AVE9633 and SAR3419. The increase in clinical materials reimbursement in fiscal 2007 as compared to fiscal 2006 is primarily related to the advancement of the clinical trials of T-DM1, along with significant amounts of DMx used in development efforts. We are reimbursed for our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to (i) the number of clinical trials our collaborators have or plan to have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

  Research and Development Expenses

        Our net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators' product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

  •
  activities pursuant to our discovery, development and commercialization agreement with sanofi-aventis;

  •
  activities pursuant to our development and license agreements with various other collaborators;

  •
  activities related to the preclinical and clinical development of IMGN901, IMGN242 and IMGN388;

  •
  process development related to production of the huN901 antibody and IMGN901 conjugate for clinical materials;

  •
  process development related to production of the huC242 antibody and IMGN242 conjugate for clinical materials;

  •
  process development related to production of IMGN388 conjugate for clinical materials;

  •
  process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

  •
  funded development activities with contract manufacturers for the huN901 antibody, the huC242 antibody and DM1, DM4 and their precursor, ansamitocin P3;

  •
  operation and maintenance of our conjugate manufacturing facility, including production of our own and our collaborators' clinical materials;

  •
  process improvements to our TAP technology;

  •
  identification and evaluation of potential antigen targets;

  •
  evaluation of internally developed and/or in-licensed product candidates and technologies; and

  •
  development and evaluation of additional cytotoxic agents and linkers.

        Research and development expense for the year ended June 30, 2008 increased $10.6 million to $60.0 million from $49.4 million for the year ended June 30, 2007. Research and development expense was $43.6 million for the year ended June 30, 2006. The average number of our research and development personnel increased to 172 for the year ended June 30, 2008 compared to 167 at June 30, 2007. We had an average of 152 research and development personnel for the year ended June 30, 2006. Research and development salaries and related expenses increased by $336,000 in the year ended June 30, 2008 compared to the year ended June 30, 2007 and increased by $3.3 million in the year ended June 30, 2007 compared to the year ended June 30, 2006. Included in salaries and related expenses for the year ended June 30, 2008 is $1.6 million of stock compensation costs compared to $1.4 million of stock compensation costs for fiscal 2007 and 2006. Facilities expense, including depreciation, increased $1.2 million during the year ended June 30, 2008 as compared to the same period in 2007 and increased $533,000 in the year ended June 30, 2007 compared to the year ended June 30, 2006. The increase in facilities expense in 2008 was principally due to an increase in depreciation and amortization and an increase in rent expense. The increase in depreciation and amortization is due to the acceleration of amortization of leasehold improvements for our Cambridge, MA facilities resulting from our move to Waltham, MA in fiscal 2008, as well as new capital purchases. The increase in facilities expense in 2007 was principally due to an increase in depreciation and amortization, an increase in salaries and related expenses, and higher utility costs.

        Included in research and development expenses for the year ended June 30, 2008 is a $2.1 million charge related to raw material inventory identified as excess and a $1.6 million charge to write down raw material purchased during that year to its net realizable value. No similar costs were recorded during fiscal 2007, and $153,000 was recorded during fiscal 2006. Reserve requirements for excess quantities of ansamitocin P3 and DMx are principally determined based on our collaborators' forecasted demand compared to our inventory position. The DMx purchased during the year was produced by a supplier in conjunction with process scale-up, resulting in more material being produced than was anticipated to be required by our collaborators in the next twelve months. Due to lead times required to secure material, process development and the changing requirements of our collaborators, expenses to provide for excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. See "Inventory" within our Critical Accounting Policies above for further discussion of our inventory reserve policy.

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

        We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development	2008	2007	2006
Research	$15,265	$15,647	$13,943
Preclinical and Clinical Testing	8,280	8,072	7,343
Process and Product Development	5,731	5,599	5,463
Manufacturing Operations	30,737	20,091	16,827

Total Research and Development Expense	$60,013	$49,409	$43,576

         Research:    Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our product candidates and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses decreased $382,000 to $15.3 million in 2008 from 2007 and increased $1.7 million to $15.7 million in 2007 from 2006. The decrease in research expenses in 2008 was principally the result of a decrease in salaries and related expenses, partially offset by an increase in facilities expense. Included in salaries and related expense for the year ended June 30, 2007 were severance costs related to the departure of an executive. We also reorganized departments in March 2008, resulting in lower personnel costs included in research expenses for the current year. The increase in research expenses in 2007 was principally the result of an increase in salaries and related expenses, and to a lesser extent, facilities expense.

         Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $208,000 to $8.3 million in 2008 from 2007 and $729,000 to $8.1 million in 2007 from 2006. The increase in 2008 was primarily the result of a $500,000 milestone fee incurred with a third party related to gaining authorization from the FDA to begin clinical testing with IMGN388, as well as increased consulting and recruiting fees. These increases were partially offset by a decrease in salaries and related expense resulting from a decrease in personnel due to turnover. In 2007 there were substantial increases in salaries and related expense, the result of an increase in personnel to support both our own as well as our collaborators' preclinical and clinical activities, as well as salary increases. Contract service expense increased substantially in 2007 due principally to various toxicity studies related to IMGN242 and IMGN901.

         Process and Product Development:    Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $132,000 to $5.7 million in 2008 from 2007 and increased $136,000 to $5.6 million in 2007 from 2006. The increase in 2008 is primarily the result of an increase in facilities expense. The increase in 2007 is primarily the result of an increase in salaries and related expenses due to increases in personnel, and to a lesser extent, facilities expense. Partially offsetting these increases in 2007, contract service expense decreased significantly due principally to a decrease in process development costs related to ansamitocins P3 and DMx.

         Manufacturing Operations:    Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators' preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense increased $10.6 million to $30.7 million in 2008 from 2007 and increased $3.3 million to $20.1 million in 2007 from 2006. The increase in 2008 was primarily the result of (i) an increase in supply of DMx and clinical materials to our collaborators; (ii) an increase in salaries and related expenses due to an increase in personnel, as well as salary increases; (iii) an increase in antibody supply and development expenses; (iv) an increase in facilities expense; and (v) an increase in charges incurred related to the write down of raw material inventory purchased during the year to its net realizable value and raw material inventory identified as excess. Partially offsetting these increases contract service expense decreased due primarily to lower DMx development costs for the potential production of later-stage materials. The increase in 2007 was primarily the result of (i) an increase in supply of DMx and clinical materials to our collaborators; (ii) an increase in salaries and related expenses due to an increase in personnel, as well as salary increases; (iii) an increase in contract service expense substantially due to higher development costs with contract manufacturing organizations for the potential production of later-stage materials; (iv) an increase in consulting fees; and (v) an increase in the cost of disposable and chemical supplies due to increased production, batch scale, and pricing.

        Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $7.4 million in 2008, $6.8 million in 2007, and $7.1 million in 2006. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

  General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2008 increased $3.3 million to $14.3 million from $11.0 million for the year ended June 30, 2007. General and administrative expenses for the year ended June 30, 2006 were $9.9 million. The increase in 2008 as compared to 2007 was primarily the result of (i) an increase in rent expense for the new facility for the period prior to occupancy; (ii) an increase in move-related expenses; (iii) an increase in salaries and related expenses due to an increase in personnel, salary increases, and higher stock compensation costs; (iv) an increase in patent costs resulting from expanded filings; and (v) an increase in facilities expense. The increase in 2007 as compared to 2006 was primarily the result of (i) an increase in salaries and related expenses due to salary increases; (ii) an increase in consulting fees; (iii) an increase in directors fees due principally to the change in payout structure; (iv) an increase in patent costs resulting from expanded filings; (v) an increase in legal fees resulting primarily from lease activity; and (vi) an increase in recruiting fees to fill open positions on our board of directors and within our company.

  Other Income, net

        Other income, net for the years ended June 30, 2008, 2007, and 2006 is included in the following table (in thousands):

	Year Ended June 30,
Other Income, net	2008	2007	2006
Interest Income	$2,152	$3,265	$3,273
Net Realized Gains (Losses) on Investments	39	(1)	(28)
Other Than Temporary Impairment	(535)	—	—
Other Income	463	10	324

Total Other Income, net	$2,119	$3,274	$3,569

  Interest Income

        Interest income for the year ended June 30, 2008 was $2.2 million. Interest income for the years ended June 30, 2007 and 2006 was $3.3 million. The decrease in interest income in fiscal 2008 from fiscal 2007 and 2006 is primarily the result of lower average investable balances and lower yields on investments tied to market rates.

  Net Realized Gains (Losses) on Investments

        Net realized gains (losses) on investments were $39,000, ($1,000) and ($28,000), for the years ended June 30, 2008, 2007, and 2006, respectively. The net realized losses in 2007 and 2006 are attributable to the timing of investment sales.

  Other than Temporary Impairment

        During the year ended June 30, 2008, we recognized $535,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. No similar charges were recognized during the years ended June 30, 2007 and 2006.

  Other Income

        Other income for the year ended June 30, 2008 increased $453,000 to $463,000 as compared to a decrease of $314,000 for the year ended June 30, 2007. During the years ended June 30, 2008 and 2007, we recorded net gains on forward contracts of $699,000 and $112,000, respectively. Partially offsetting these amounts, we incurred $243,000 and $105,000 in foreign currency translation expenses related to obligations with non-U.S. dollar-based suppliers during the years ended June 30, 2008 and 2007, respectively. During the year ended June 30, 2006, we recorded as other income $365,000 for consideration of the expected cost of the obligations assumed by us resulting from the Amendment to the January 7, 2004 Termination Agreement executed by us and Vernalis. Under the terms of the Amendment, we assumed responsibility as of December 15, 2005, at our own expense, to complete Study 002 for IMGN901. Offsetting this amount, we incurred foreign currency translation expenses related to obligations with non-U.S. dollar-based suppliers.

Liquidity and Capital Resources

	June 30,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$47,871	$59,700
Working capital	45,655	57,814
Stockholders' equity	55,299	58,401
Cash used for operating activities	(20,149)	(15,781)
Cash provided by investing activities	15,154	19,423
Cash provided by financing activities	26,009	2,150

  Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of June 30, 2008, we had approximately $47.9 million in cash and marketable securities. Net cash used in operations was $20.1 million, $15.8 million and $14.3 million during the years ended June 30, 2008, 2007 and 2006, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. The increase in operational cash use from fiscal 2006 and fiscal 2007 to fiscal 2008 is principally due to the increased net loss.

        Net cash provided by investing activities was $15.2 million, $19.4 million and $14.5 million for the years ended June 30, 2008, 2007 and 2006, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $18.0 million, $2.0 million and $2.1 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The increase in capital expenditures during the current year was primarily due to leasehold improvements made to our Waltham, MA facility related to the construction allowance received from the landlord to build out laboratory and office space to our specifications, as well as expansion and improvements of our manufacturing plant in Norwood, MA. The leasehold improvements made to the Waltham, MA facility were paid by the landlord, with such reimbursement recorded as a benefit to cash used in operations. Capital expenditures for the years ended June 30, 2007 and 2006 consisted primarily of laboratory equipment.

        During December 2007, we were notified by a fund manager that a fund in which we hold an investment in was unable to meet shareholder redemptions on a timely basis. We held approximately $6.2 million in this fund at June 30, 2008. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. We have the option of redeeming our entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. We opted to stay in the fund and have received $12.2 million in redemptions since December 2007. We reclassified the balance in this fund from cash and cash equivalents to marketable securities. We expect to receive $4.9 million in redemptions during fiscal 2009.

        Net cash provided by financing activities was $26.0 million, $2.2 million and $1.2 million for the years ended June 30, 2008, 2007 and 2006, respectively, which represents the proceeds from the exercise of 619,000, 870,000 and 454,000 stock options, respectively. Also, in June 2008, pursuant to a securities purchase agreement with a private investor, we issued and sold 7,812,500 shares of our common stock resulting in net proceeds of $24.9 million. The shares of common stock offered were registered under our existing shelf registration statement on Form S-3 which was filed with the Securities and Exchange Commission in July 2007.

        We anticipate that our current capital resources and future collaborator payments will enable us to meet our operational expenses and capital expenditures for fiscal 2009 and at least a portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        As mentioned above, on July 11, 2007, we filed a Registration Statement on Form S-3 (Registration No. 333-144488) with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock, $25 million of which we sold in the transaction discussed above.

  Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2008 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligation(1)	$54,456	$2,576	$8,826	$9,292	$33,762
Other operating lease obligations	4,616	1,663	2,953	—	—
Purchase obligations	500	500	—	—	—

Total	$59,572	$4,739	$11,779	$9,292	$33,762

(1)
Lease agreement was signed on July 27, 2007.

        The Company entered into a sub-sublease in May 2008 for the entire space at 148 Sidney Street, Cambridge, MA through 2011, the remainder of the sublease. We will receive approximately $1.8 million in minimum rental payments over the term of the sub-sublease, which is not included in the table above. We intend to sublease approximately 14,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. However, we have not included estimated sublease income in the table above.

  Recent Accounting Pronouncements

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We do not believe the adoption of Statement 162 will have a material impact on our results of operations or financial position.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or Statement 161, which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010). Statement 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of Statement 161 will have a material impact on our financial statements.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or Statement 141(R), which is effective for transactions occurring on or after January 1, 2009. This Statement will require us to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when we acquire another business. In addition, we will capitalize IPR&D when we acquire another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. We do not believe the adoption of Statement 141(R) will have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or Statement 160. This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Statement is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by Statement 160. We do not believe the adoption of Statement 160 will have a material impact on our results of operations or financial position.

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

Off-Balance Sheet Arrangements

        None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Some of our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

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

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 28, 2008

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND JUNE 30, 2007

In thousands, except per share amounts

	June 30, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$31,619	$10,605
Marketable securities	16,252	49,095
Accounts receivable	396	1,536
Unbilled revenue	3,472	5,980
Inventory	2,116	3,267
Restricted cash	366	268
Prepaid and other current assets	1,820	1,351

Total current assets	56,041	72,102
Property and equipment, net of accumulated depreciation	22,751	8,149
Long-term restricted cash	4,508	95
Other assets	38	75

Total assets	$83,338	$80,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,411	$2,226
Accrued compensation	1,164	1,213
Other accrued liabilities	4,304	4,476
Current portion of deferred lease incentive	935	—
Current portion of deferred revenue	2,572	6,373

Total current liabilities	10,386	14,288
Deferred lease incentive, net of current portion	10,052	—
Deferred revenue, net of current portion	5,293	7,402
Other long-term liabilities	2,308	330

Total liabilities	28,039	22,020
Commitments and contingencies (Note H)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 50,778 and 42,346 shares as of June 30, 2008 and 2007, respectively	508	423
Additional paid-in capital	344,498	315,621
Accumulated deficit	(289,568)	(257,548)
Accumulated other comprehensive loss	(139)	(95)

Total stockholders' equity	55,299	58,401

Total liabilities and stockholders' equity	$83,338	$80,421

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Year Ended June 30,
	2008	2007	2006
Revenues:
Research and development support	$15,035	$25,486	$21,849
License and milestone fees	13,156	7,585	7,151
Clinical materials reimbursement	12,058	5,141	3,088

Total revenues	40,249	38,212	32,088
Operating Expenses:
Research and development	60,013	49,409	43,576
General and administrative	14,348	11,029	9,898

Total operating expenses	74,361	60,438	53,474

Loss from operations	(34,112)	(22,226)	(21,386)
Investment income, net	2,191	3,264	3,245
Other than temporary impairment	(535)	—	—
Other income, net	463	10	324

Loss before provision for income taxes	(31,993)	(18,952)	(17,817)
Provision for income taxes	27	35	17

Net loss	$(32,020)	$(18,987)	$(17,834)

Basic and diluted net loss per common share	$(0.75)	$(0.45)	$(0.43)

Basic and diluted weighted average common shares outstanding	42,969	41,759	41,184

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at June 30, 2005	41,020	$410	$307,266	$(13)	$(220,727)	$(94)	$86,842
Unrealized losses on marketable securities	—	—	—	—	—	(260)	(260)	(260)
Net loss	—	—	—	—	(17,834)	—	(17,834)	(17,834)
Stock options exercised	454	4	1,146	—	—	—	1,150	—
Stock-based compensation expense	—	—	2,452	—	—	—	2,452	—
Reversal of deferred compensation	—	—	(13)	13	—	—	—	—

Balance at June 30, 2006	41,474	$414	$310,851	$—	$(238,561)	$(354)	$72,350

Comprehensive loss								$(18,094)

Unrealized gains on marketable securities	—	—	—	—	—	259	259	259
Net loss	—	—	—	—	(18,987)	—	(18,987)	(18,987)
Stock options exercised	870	9	2,141	—	—	—	2,150	—
Stock-based compensation expense	—	—	2,348	—	—	—	2,348	—
Directors' stock-based compensation	—	—	281	—	—	—	281	—
Shares issued upon resignation of director	2	—	—	—	—	—	—	—

Balance at June 30, 2007	42,346	$423	$315,621	$—	$(257,548)	$(95)	$58,401

Comprehensive loss								$(18,728)

Unrealized losses on marketable securities	—	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	—	(32,020)	—	(32,020)	(32,020)
Stock options exercised	619	6	1,087	—	—	—	1,093	—
Stock-based compensation expense	—	—	2,861	—	—	—	2,861	—
Issuance of Common Stock in a private offering, net of financing costs	7,813	79	24,837	—	—	—	24,916	—
Directors' stock-based compensation	—	—	92	—	—	—	92	—

Balance at June 30, 2008	50,778	$508	$344,498	$—	$(289,568)	$(139)	$55,299

Comprehensive loss								$(32,064)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(32,020)	$(18,987)	$(17,834)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,445	3,153	2,688
Loss (gain) on sale/disposal of fixed assets	103	(1)	(1)
Amortization of deferred lease incentive obligation	(512)	—	—
(Gain) loss on sale of marketable securities	(39)	1	28
Impairment of investments	535	—	—
Gain on forward contracts	(699)	(112)	—
Stock and deferred share unit compensation	2,915	2,540	2,424
Deferred rent	1,816	69	53
Change in operating assets and liabilities:
Accounts receivable	1,140	33	(151)
Unbilled revenue	2,508	(561)	(384)
Inventory	1,151	(2,032)	285
Prepaid and other current assets	(241)	27	100
Restricted cash	(4,511)	(173)	48
Other assets	37	—	—
Accounts payable	(815)	880	(753)
Accrued compensation	(49)	288	197
Other accrued liabilities	(44)	1,347	1,802
Deferred revenue	(5,910)	(2,253)	(2,783)
Proceeds from landlord for tenant improvements	10,041	—	—

Net cash used for operating activities	(20,149)	(15,781)	(14,281)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	45,908	297,690	553,396
Purchases of marketable securities	—	(276,318)	(536,752)
Reclassification of cash equivalent balance to marketable securities	(13,605)	—	—
Purchases of property and equipment	(18,000)	(1,982)	(2,126)
Proceeds from settlement of forward contracts	846	32	—
Proceeds from sale of fixed assets	5	1	3

Net cash provided by investing activities	15,154	19,423	14,521

Cash flows from financing activities:
Proceeds from stock options exercised	1,093	2,150	1,150
Proceeds from common stock issuance, net	24,916	—	—

Net cash provided by financing activities	26,009	2,150	1,150

Net change in cash and cash equivalents	21,014	5,792	1,390
Cash and cash equivalents, beginning balance	10,605	4,813	3,423

Cash and cash equivalents, ending balance	$31,619	$10,605	$4,813

Supplemental disclosure:
Cash paid for income taxes	$27	$34	$17

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company continues to research and develop its various product candidates and technologies and does not expect to derive revenue from commercial product sales within the near future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for fiscal 2009 and at least a portion of fiscal 2010. However, if the Company is unable to achieve future milestones under its collaborative agreements (see Note C) or raise additional capital, the Company may be required to defer or limit some or all of its research, development and/or clinical projects. Additional funding may not be available to us on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants that could restrict our business activities.

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

  Reclassifications

        The following prior period amounts have been adjusted to conform to the current year presentation (i) prior year treasury stock balances have been reclassified to common stock and additional paid-in capital; (ii) deposits included in prepaid and other current assets and other assets in prior years have been reclassified to short and long-term restricted cash and (iii) cost of clinical materials reimbursed has been reclassified to research and development expenses.

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

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The Company follows the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company's agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

        At June 30, 2008, the Company had the following four types of collaborative contracts with the parties identified below:

  •
  License to use our TAP technology to develop compounds to a single antigen (single-target license):

    Biogen Idec Inc.

    Biotest AG

    Boehringer Ingelheim International GmbH (terminated in August 2008)

    Genentech, Inc. (multiple single-target licenses)

    Millennium Pharmaceuticals, Inc. (terminated in July 2008)

  •
  Option agreements for a defined period of time to acquire rights to use our TAP technology with antibodies to a limited number of targets on established terms (broad option agreements):

    Amgen, Inc.

    Genentech, Inc.

  •
  Broad agreement to discover, develop and commercialize antibody-based anticancer products:

    sanofi-aventis

  •
  Non-exclusive license to the Company's humanization technology:

    sanofi-aventis

        Generally, the foregoing collaboration agreements provide that the Company will (i) at the collaborator's request, manufacture and provide to them preclinical and clinical materials at the Company's cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators' achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or twelve years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

        Generally, upfront payments on single-target licenses are deferred over the period of the Company's substantial involvement during development. The Company's employees are available to

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

        The Company defers upfront payments received from its broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between seven and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company's substantial involvement under the license acquired. In the event that a broad option agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and the Company's remaining period of substantial involvement can be estimated.

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

        The Company produces preclinical and clinical materials for its collaborators. The Company is reimbursed for its direct and certain overhead costs to produce clinical materials. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all of the quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

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

        Inventory at June 30, 2008 and 2007 is summarized below (in thousands):

	June 30,
	2008	2007
Raw materials	$565	$1,070
Work in process	1,551	2,197

Total	$2,116	$3,267

        All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company's collaborations. DM1 and DM4, collectively referred to as DMx, are both manufactured from a precursor, ansamitocin P3. Raw materials inventory consists entirely of DMx.

        Inventory cost is stated net of write-downs of $2.5 million and $1.4 million as of June 30, 2008 and June 30, 2007, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

        Due to yield fluctuations, the actual amount of raw materials that will be produced in future periods under supply agreements is highly uncertain. As such, the amount of raw materials produced could be more than is required to support the development of the Company's and its collaborators' product candidates. Such excess supply, as determined under the Company's inventory reserve policy, is charged to research and development expense.

        The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of Company and collaborator on-going clinical trials for which the Company is producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators' actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is generally required by contract to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

        The Company accounts for the raw material inventory as follows:

  a)
  raw material is capitalized as inventory upon receipt of the materials. The portion of the raw material the Company uses in the production of its own products is recorded as research and development expense as consumed;

  b)
  to the extent that the Company has up to twelve months of firm, fixed orders and/or projections from its collaborators, the Company capitalizes the value of raw materials that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

  c)
  the Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense; and

  d)
  the Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the raw material inventory at each reporting period.

        During the year ended June 30, 2008, the Company obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, the Company had committed to a level of production which yielded more material than will be required by its collaborators over the next twelve months. As a result, the Company recorded a $2.1 million charge to research and development expense related to excess inventory during the year ended June 30, 2008. The Company also recorded $1.6 million as research and development expense to write down this material to its net realizable value. No similar costs were recorded during the year ended June 30, 2007, and $153,000 was recorded during the year ended June 30, 2006 to write down certain batches of ansamitocin P3 and DMx and certain work in process amounts to their net realizable value. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2008 and 2007 represents (i) committed research funding earned based on actual resources utilized under the Company's

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

discovery, development and commercialization agreement with sanofi-aventis and (ii) reimbursable expenses incurred under the Company's discovery, development and commercialization agreement with sanofi-aventis and license agreement with Biotest.

  Restricted Cash

        Restricted cash at June 30, 2008 and 2007 are cash balances securing irrevocable letters of credit required for the Company to receive value added tax reimbursements related to payments to foreign vendors for activities performed in fiscal 2008 and 2007 and as security deposits for the Company's leased facilities.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2008 and 2007 (in thousands):

	June 30,
	2008	2007
Accrued contract payments	$2,335	$3,257
Other current accrued liabilities	1,004	348
Accrued professional services	535	471
Accrued employee benefits	305	251
Accrued public reporting charges	125	149

Total	$4,304	$4,476

  Research and Development Expenses

        The Company's net research and development expenses relate to (i) research to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of its own and, in certain instances, its collaborators' product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations.

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

        The Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB Statement No 109, or Statement 109, on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 did not impact the Company's financial condition, results of operation or cash flows for the current year.

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with two financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities, bank notes and commercial paper. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

        Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for manufacturing/development contracts to be paid in Euros. Derivatives are estimated at fair value and classified as other current assets or liabilities. The fair value of these instruments represents the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Net gains on forward contracts for the years ended June 30, 2008 and 2007 were $699,000 and $112,000, respectively, and are included in the accompanying Consolidated Statement of Operations as other income, net. As of June 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros), all maturing on or before August 20, 2008. As of June 30, 2007, we had outstanding forward contracts with amounts equivalent to approximately $6.5 million (4.8 million in Euros). As of June 30, 2006, there were no foreign currency forward contracts outstanding. We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

  Cash Equivalents

        Cash equivalents consist principally of money market funds and other investments with original maturities of three months or less at the date of purchase at June 30, 2008 and 2007.

  Marketable Securities

        The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income, net, as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary due to a decline in value. The cost of securities sold is based on the specific identification method. In December 2007, the Company was notified by a fund manager that a fund in which the Company held an $18.2 million investment was unable to meet shareholder redemptions on a timely basis. The Company held approximately $6.2 million in this fund at June 30, 2008. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. The Company has the option of redeeming the entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. The Company opted to stay in the fund and has received $12.2 million in redemptions since December 2007. The Company reclassified the balance in this fund from cash and cash equivalents to marketable securities. The Company expects to receive $4.9 million in redemptions during fiscal 2009.

  Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment	3-5 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 7 years

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded a $103,000 loss on the sale/disposal of certain furniture and equipment during the year ended June 30, 2008. The Company recorded a $1,000 gain on the sale of certain equipment during the years ended June 30, 2007 and 2006.

  Impairment of Long-Lived Assets

        In accordance with the Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	June 30,
	2008	2007	2006
Options to purchase common stock	5,678	5,763	5,923
Common stock equivalents under treasury stock method	483	771	1,423

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-Based Compensation

        As of June 30, 2008, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Company's Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company's stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2008	2007	2006
Dividend	None	None	None
Volatility	66.6%	73.42%	84.76%
Risk-free interest rate	3.72%	5.14%	4.83%
Expected life (years)	7.1	6.9	6.5

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2008, 2007 and 2006 was $2.38, $3.99, and $2.78 per share, respectively.

        A summary of option activity under the Plan as of June 30, 2008, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2007	5,763	$6.54
Granted	1,197	3.52
Exercised	(619)	1.77
Forfeited/Canceled	(663)	7.81

Outstanding at June 30, 2008	5,678	$6.28	6.61	$214

Outstanding at June 30, 2008—vested or unvested and expected to vest	4,917	$6.60	6.19	$213

Exercisable at June 30, 2008	3,430	$7.57	4.90	$201

        As of June 30, 2008, the estimated fair value of unvested employee awards was $4.7 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

        A summary of option activity for shares vested during the fiscal years ended June 30, 2008, 2007 and 2006 is presented below (in thousands):

	Year Ended June 30,
	2008	2007	2006
Total fair value of shares vested	$2,817	$2,406	$2,488
Total intrinsic value of options exercised	1,749	2,053	920
Cash received for exercise of stock options	1,093	2,150	1,150

        During the year ended June 30, 2007, the Company recorded approximately $80,000 of compensation expense related to the modification of certain outstanding common stock options.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2008, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2008, 2007 and 2006 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2008	2007	2006
sanofi-aventis	48%	64%	72%
Genentech	34%	22%	16%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2008, 2007 and 2006.

  Recent Accounting Pronouncements

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not believe the adoption of Statement 162 will have a material impact on its results of operations or financial position.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or Statement 161, which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010). Statement 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The Company does not believe the adoption of Statement 161 will have a material impact on its financial statements.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

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

        In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which is effective for fiscal years beginning after December 15, 2008 (the Company's fiscal year 2010). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its results of operations or financial position.

        In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (the Company's fiscal year 2009). The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company does not believe the adoption of EITF 07-3 will have a material impact on its results of operations or financial position.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (the Company's fiscal year 2009). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has evaluated the effects of adopting this standard, and currently does not believe the adoption will have a material impact on its results of operations or financial position.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or Statement 157, which is effective for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009). Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 codifies the definition of fair value as the price that would be received to sell an asset or

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

B.    Summary of Significant Accounting Policies (Continued)

paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has evaluated the effects of adopting this standard, and currently does not believe the adoption will have a material impact on its results of operations or financial position.

C.    Agreements

Significant Collaborative Agreements

  sanofi-aventis

        In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets included in the collaboration, including the right to use the Company's TAP technology and humanization technology in the creation of therapeutics to these targets. The product candidates (targets) as of June 30, 2008 in the collaboration include AVE9633 (CD33), AVE1642 (IGF-1R), SAR3419 (CD19), SAR566658 (DS6), SAR650984 (CD38) and additional compounds at earlier stages of development that have yet to be disclosed.

        The collaboration agreement entitles the Company to receive milestone payments potentially totaling $21.5 million and $30.0 million, per antigen target, for each therapeutic developed under the collaboration agreement. To date the Company has earned a $2 million milestone payment in March 2005 with the start of clinical testing of AVE9633, a $2 million milestone payment in October 2006 with the start of clinical testing of AVE1642, a $500,000 milestone payment in September 2004 for a preclinical milestone related to SAR3419, a $1 million milestone payment in October 2007 with the start of clinical testing of SAR3419, a $500,000 milestone payment in December 2007 for a preclinical milestone related to SAR650984 and a $500,000 milestone payment in March 2008 for a preclinical milestone related to SAR566658.

        The agreement also entitles the Company to royalties on the commercial sales of any resulting products, if and when such sales commence. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. The Company is reimbursed for any preclinical and clinical materials that it makes under the agreement. The collaboration agreement also provides the Company an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow sanofi-aventis to terminate the Company's co-promotion rights if there is a change of control of the company.

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid the Company an upfront fee of $12.0 million in August 2003. Inclusive of its extensions, the agreement entitled the Company to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The 2003 agreement committed sanofi-aventis to a minimum of $50.7 million of committed research funding during the three-year research

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

C.    Agreements (Continued)

period. Under the 2003 agreement, sanofi-aventis was granted the option, whereby upon giving 12 months' advance notice for each, they could request that the Company extend the research program for two additional 12-month periods. In August 2005, sanofi-aventis exercised their contractual right to extend the term of their research program with the Company and committed to fund $18.2 million in additional research and support over the 12-month period following September 1, 2006. In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in additional research support over the twelve months beginning September 1, 2007. Through the end of fiscal 2008, we have earned $78.8 million of committed research funding for activities performed under the agreement, of which $10.8 million, $18.9 million, and $19.0 million was recognized during fiscal years 2008, 2007 and 2006, respectively.

        In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company's proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. This license provides sanofi-aventis with the non-exclusive right to use the Company's proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company is entitled to a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million for each antibody humanized under this agreement and also royalties on commercial sales, if any.

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to ImmunoGen's TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, the Company's maytansinoid TAP technology with antibodies to targets not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. ImmunoGen is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on commercial sales. ImmunoGen also is entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

  Genentech, Inc.

        In May 2000, the Company entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to the Company's maytansinoid TAP technology for use with antibodies, such as Herceptin® (trastuzumab), that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non-refundable payment upon execution of the agreement. In addition to royalties on net

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

C.    Agreements (Continued)

sales if and when they occur, the terms of the agreement include other payments based upon Genentech's achievement of milestones. In May 2006, the Company and Genentech amended this agreement. This amendment increases the potential milestone payments to ImmunoGen under this agreement and the potential royalties to the Company on any HER2-targeting TAP compound that may be developed by Genentech, including T-DM1. Assuming all benchmarks are met under this agreement, the Company will receive up to $44 million in milestone payments. In January 2006, Genentech notified the Company that the IND application for T-DM1 submitted to the FDA had become effective. Under the terms of this agreement, this event triggered a $2 million milestone payment to ImmunoGen, which is included in license and milestone fees for the fiscal year ended June 30, 2006. Genentech began Phase II evaluation of T-DM1 in July 2007 and the Company earned a $5 million milestone payment with this event. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2008.

        In May 2000 the Company entered into a second agreement with Genentech. This second agreement provided Genentech with the right to test the Company's maytansinoid TAP technology with Genentech antibodies to a defined number of targets on an exclusive basis for a specified period of time, known as the "option period," and to take exclusive licenses for individual targets on agreed upon terms to use the Company's maytansinoid TAP technology to develop products. The Company received a non-refundable technology access fee of $3.0 million when the Company entered into this five-year agreement in May 2000, and an additional technology access fee of $2 million when Genentech renewed this agreement in April 2005 for the one additional three-year period allowed. The upfront fees were deferred and recognized ratably over the period during which Genentech may elect to obtain product licenses. This agreement also provides for other payments based upon Genentech's achievement of milestones per antigen target and royalties on net sales of any resulting products. Genentech no longer has the right to designate new targets under this "right to test" agreement, although there are option periods with respect to previously-designated targets that remain in effect for the remainder of the respective option periods.

        Under this agreement, in April 2005, July 2005 and December 2005, Genentech licensed exclusive rights to use the Company's maytansinoid TAP technology with antibodies for three undisclosed targets. Under the terms defined in the 2000 "right-to-test" agreement, for each license the Company received a $1 million license fee and may receive up to $38 million in milestone payments. The Company is also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

  Other Collaborative Agreements

        In July 2008, the Company received notice of Millennium Pharmaceuticals Inc.'s election to terminate its exclusive license to the Company's TAP technology to develop and commercialize antibody-based cytotoxic products directed to the prostate specific membrane antigen (PSMA) target. This license was granted pursuant to the Access, Option and License Agreement between the Company and Millennium dated March 30, 2001. As a result of the termination, the Company will recognize the remaining $361,000 of the $1 million upfront fee received from Millennium upon execution of the license which had been previously deferred.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

C.    Agreements (Continued)

        In August 2008, the Company received notice of Boehringer Ingelheim's election to terminate its exclusive license to use the Company's technology to develop and commercialize TAP compounds to CD44 or the alternative target selected. This license was granted pursuant to the Development and License Agreement between the Company and Boehringer Ingelheim dated November 27, 2001. As a result of the termination, the Company will recognize the remaining $486,000 of the $1 million upfront fee received from Boehringer Ingelheim upon execution of the license agreement which had been previously deferred.

Other Agreements

  Cytovance Biologics LLC

        In August 2007, the Company entered into an agreement with Cytovance Biologics LLC., or Cytovance, to develop a process for production of our huN901 antibody in accordance with current Good Manufacturing Practices, or cGMP, for potential use in IMGN901 clinical materials for pivotal trials and commercial applications. Under the terms of the agreement, the Company pays Cytovance incremental amounts for each step in the development process. During the fiscal year ended June 30, 2008, the Company incurred $1.7 million in antibody-related expenses under the supply agreement.

  Laureate Pharma, Inc.

        In December 2005, the Company entered into an antibody supply agreement with Laureate Pharma, Inc., or Laureate. Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of the Company's antibodies pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. In January 2007, the agreement was amended to provide additional quantities of the monoclonal antibody at a stated price per manufactured batch of antibody. In October 2007, the Company entered into an additional agreement with Laureate to develop a process for cGMP production of the Company's huC242 antibody for potential use in IMGN242 clinical materials for pivotal trials and commercial applications. Under the terms of the agreements, the Company pays Laureate incremental amounts for each step in the development process. During the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded $5.5 million, $1.5 million and $2.3 million, respectively, in antibody-related expenses under these agreements.

  BioInvent International AB

        In June 2006, the Company entered into a supply agreement with BioInvent International AB to produce quantities of a monoclonal antibody that is a component of one of the Company's internal products pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. During the fiscal years ended June 30, 2007 and 2006, the Company recorded $1.3 million and $144,000, respectively, in antibody-related expenses under the supply agreement. No expenses were incurred in the year ended June 30, 2008.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

C.    Agreements (Continued)

  Diosynth RTP, Inc.

        In August 2005, the Company entered into a bioprocessing services agreement with Diosynth RTP, Inc., or Diosynth. Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of the Company's product candidates pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay Diosynth a stated price for the technology transfer and process development. During the fiscal years ended June 30, 2007 and 2006, the Company recorded $3.3 million and $4.2 million, respectively, in antibody-related expenses under the agreement. No expenses were incurred in the year ended June 30, 2008.

  Società Italiana Corticosteroidi S.r.l (SICOR)

        Effective November 2004, the Company entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of the Company's TAP products. Under the terms of the agreement, the Company agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. In June 2006, the Company amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR also provides preparatory activities in order to scale-up the production of ansamitocin P3, a precursor to DM1 and DM4, collectively DMx, in anticipation of large-scale production of ansamitocin P3 to be used in TAP compounds for later-stage clinical trials and commercialization. During the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded $1.0 million, $2.4 million and $1.3 million, respectively, in expenses under the agreement.

        In April 2007, the Company entered into a manufacturing agreement with SICOR. Under the terms of the agreement, SICOR agreed to produce a certain number of cGMP-compliant batches of DMx for use in the production of TAP compounds. Under the terms of the agreement, the Company agreed to pay SICOR five million Euros for these cGMP-compliant batches of DMx through completion of the contract in early calendar 2008. The DMx produced will be used by us in our development programs and be available for sale to our collaborative partners.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

D.    Marketable Securities

        As of June 30, 2008, $31.6 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$31,619	$—	$—	$31,619
Money market fund reclassified to marketable securities	6,193	—	—	6,193
Asset-backed securities
Due within one year	3,070	7	(147)	2,930
Due in one to five years	3,558	9	(4)	3,563
Corporate notes
Due within one year	3,570	14	(18)	3,566

Total	$48,010	$30	$(169)	$47,871
Less amounts classified as cash and cash equivalents	(31,619)			(31,619)

Total marketable securities	$16,391	$30	$(169)	$16,252

        As of June 30, 2007, $10.6 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2007 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$10,605	$—	$—	$10,605
Federal agencies
Due within one year	2,475	—	(1)	2,474
Due in one to three years	2,939	—	(12)	2,927
Asset-backed securities
Due within one year	11,279	3	(34)	11,248
Due in one to three years	6,224	2	(21)	6,205
Corporate notes
Due within one year	22,318	—	(22)	22,296
Due in one to three years	3,955	2	(12)	3,945

Total	$59,795	$7	$(102)	$59,700
Less amounts classified as cash and cash equivalents	(10,605)			(10,605)

Total marketable securities	$49,190	$7	$(102)	$49,095

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

D.    Marketable Securities (Continued)

        In 2008, the Company realized losses of $42,000 and realized gains of $3,000. In 2007, the Company realized losses of $19,000 and realized gains of $18,000. In 2006, the Company realized losses of $45,000 and realized gains of $18,000.

        As of June 30, 2008, the Company had 47 individual securities in its investment portfolio, of which 19 were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $4.4 million, of which $3.5 million have been in an unrealized loss position for more than one year, as of June 30, 2008. All such other investments as of June 30, 2008 have been or were in an unrealized loss position for less than a year. As of June 30, 2007, the Company had 118 individual securities in its investment portfolio, of which 95 were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $45.3 million as of June 30, 2007, of which $17.8 million had been in an unrealized loss position for more than a year, as of June 30, 2007. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying value is not recoverable within a reasonable period of time. The Company reviewed its investments with unrealized losses and as a result recorded $535,000 as an other-than-temporary impairment charge during the year ended June 30, 2008. No similar charges were incurred during the fiscal years ended June 30, 2007 and 2006.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2008 and 2007 (in thousands):

	June 30,
	2008	2007
Leasehold improvements	$23,760	$16,028
Machinery and equipment	11,418	11,395
Computer hardware and software	949	2,041
Furniture and fixtures	1,297	498
Assets under construction	1,882	36

	$39,306	$29,998
Less accumulated depreciation	(16,555)	(21,849)

Property and equipment, net	$22,751	$8,149

        During the current fiscal year, the Company added $3.7 million in improvements to its capabilities at its manufacturing plant in Norwood, MA and $11.5 million to build out the laboratory and office space at the Waltham, MA facility occupied by ImmunoGen in late March 2008. The $11.5 million of leasehold improvements are being paid by the landlord of the Waltham, MA facility. During the current fiscal year, the Company also performed a physical observation of all fixed assets, resulting in $9.7 million of gross assets with a net book value of approximately $69,000 determined to be no longer in use and subsequently written off. Depreciation expense was approximately $4.4 million, $3.2 million and $2.7 million for the years ended June 30, 2008, 2007 and 2006, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2008	2007	2006
Loss before income tax expense	$(31,993)	$(18,952)	$(17,817)

Expected tax benefit at 34%	$(10,888)	$(6,444)	$(6,058)
State tax benefit net of federal benefit	(394)	(718)	(1,117)
Increase in valuation allowance, net	4,538	1,518	5,045
Expired loss and credit carryforwards	6,235	5,703	3,418
Other	536	(24)	(1,271)

Provision for income taxes	$27	$35	$17

        At June 30, 2008, the Company has net operating loss carryforwards of approximately $205.0 million available to reduce federal taxable income, if any, that expire in 2009 through 2028 and $92.6 million available to reduce state taxable Income, if any, that expire in fiscal 2009 through fiscal 2013. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $11.5 million available to offset federal and state income taxes, which expire beginning in fiscal 2009. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2008 and 2007 are as follows (in thousands):

	June 30,
	2008	2007
Net operating loss carryforwards	$75,504	$68,343
Research and development tax credit carryforwards	9,625	9,630
Capitalized research costs	—	60
Property and other intangible assets	(2,067)	3,276
Deferred revenue	3,167	5,547
Stock compensation	590	435
Deferred lease incentive	4,424	—
Other liabilities	1,318	718

Total deferred tax assets	$92,561	$88,009
Valuation allowance	(92,561)	(88,009)

Net deferred tax assets	$—	$—

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

F.    Income Taxes (Continued)

        The valuation allowance increased by $4.6 million during 2008 due primarily to an increase in net operating loss carryforwards related to the Company's net loss offset by write-offs of expiring federal and state net operating loss carry forwards and research and development credits.

        The Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB Statement No. 109, or Statement 109, on July 1, 2007. The adoption of FIN 48 did not impact the Company's financial condition, results of operations or cash flows for the current period. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company does not expect to have any taxable income for at least the next several years.

        The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. The Company's loss carry forwards are subject to adjustment by state and federal taxing authorities, commencing when those losses are utilized to reduce taxable income.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

G.    Capital Stock

  Sale of Common Stock

        On July 11, 2007, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock. Pursuant to the shelf registration statement, on June 20, 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million.

  Common Stock Reserved

        At June 30, 2008, the Company has reserved 6.736 million shares of authorized common stock for the future issuance of shares under the 2006 Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan.

  Stock Options

        As of June 30, 2008, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2008, holders of options issued under the Former Plan exercised their rights to acquire an aggregate of 619,185 shares of common stock at prices ranging from $0.84 to $3.95 per share. The total proceeds to the Company from these option exercises were approximately $1.1 million.

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2008, 2007 and 2006:

	Exercisable	Weighted- Average Exercise Price
June 30, 2008	3,430	$7.57
June 30, 2007	3,623	$7.33
June 30, 2006	4,307	$7.21

  2001 Non-Employee Director Stock Plan

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The Director Plan provided for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company's common stock on the last date of the Company's fiscal quarter for which the services are rendered. The Director Plan was administered by the Board of Directors which was authorized to interpret the provisions of the Director Plan, determine which Non-Employee Directors would be granted awards, and determine the number of shares of stock for which a stock right will be granted. The Director Plan was replaced in 2004 by the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

G.    Capital Stock (Continued)

        During the years ended June 30, 2008, 2007 and 2006, the Company recorded approximately $(38,000), $49,000 and $(64,000) in (expense reduction) or compensation expense, respectively, related to stock units outstanding under the Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

        Pursuant to the Director Plan, during the year ended June 30, 2007, the Company paid a retiring director approximately $40,000 to settle outstanding stock units.

  2004 Non-Employee Director Compensation and Deferred Share Unit Plan

        In June 2004, the Board of Directors approved the establishment of the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan. The 2004 Director Plan provided for the compensation to Non-Employee Directors, awarding their annual retainers in the form of deferred share units, and, at their discretion, to have all or a portion of their other compensation such as meeting fees in the form of cash or deferred share units. The deferred share units for annual retainers vested one-twelfth monthly over the next year after the award; other deferred share units vested immediately upon issuance. The number of deferred share units issued was determined by the market value of the Company's common stock on the last date of the Company's fiscal year prior to the fiscal year for which services were rendered. The deferred share units were to be paid out in cash to each non-employee director based upon the market value of the Company's common stock on the date of such director's retirement from the Board of Directors of the Company. The 2004 Director Plan was administered by the Board of Directors.

        Pursuant to the 2004 Director Plan, during the year ended June 30, 2007, the Company paid a retiring director approximately $41,000 to settle outstanding deferred share units.

        The 2004 Director Plan was amended on September 5, 2006. Under the terms of the amended 2004 Director Plan, the redemption amount of deferred share units will be paid in shares of common stock of the Company under the 2006 Plan in lieu of cash. As a result of the change in payout structure, the value of the vested awards was transferred to additional paid-in capital as of the modification date and the total value of the awards, as calculated on the modification date, was expensed over the remainder of the vesting period. Accordingly, the value of the share units is fixed and will no longer be adjusted to market value at each reporting period. In addition, the amended 2004 Director Plan changed the vesting for annual retainers to take place quarterly over the three years after the award and the number of deferred share units awarded for all compensation is now based on the market value of the Company's common stock on the date of the award.

        Pursuant to the 2004 Director Plan, as amended, the Company recorded approximately $92,000 in compensation expense related to the issuance of 49,000 deferred share units during the year ended June 30, 2008 and 108,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $210,000 in compensation expense related to the issuance of 76,000 deferred share units during the year ended June 30, 2007 and 32,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $40,000 in compensation expense related to the issuance of 14,000 deferred share units during the year ended June 30, 2006 and 18,000 deferred share units previously issued under the 2004 Director Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

H.    Commitments and Contingencies

  Leases

        Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company will use this space for its corporate headquarters and other operations previously located in Cambridge, MA. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

        As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company's specifications. The construction allowance will be accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through June 30, 2008, the Company has recorded $11.5 million of leasehold improvements under the construction allowance. Through June 30, 2008, the Company has received $10.0 million from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was either paid directly by the landlord or has yet to be paid or received by the Company. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

        At June 30, 2008, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through 2011, the remainder of the sublease.

        Facilities rent expense was approximately $5.3 million, $3.2 million and $3.3 million during fiscal years 2008, 2007 and 2006, respectively. During fiscal 2008 the Company recorded $1.8 million of rent expense related to the Waltham, MA facility for the period prior to occupancy, which has been classified as general and administrative expense in the accompanying consolidated statement of operations for the year ended June 30, 2008.

        The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2009	$4,239
2010	6,108
2011	5,671
2012	4,646
2013	4,646

Total minimum lease payments	25,310
Total minimum rental income from sub-sublease	(1,840)

Total minimum lease payments, net	$23,470

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

H.    Commitments and Contingencies (Continued)

  Purchase Obligations

        At June 30, 2008, the Company is obligated to a vendor for certain contractual services to be performed in fiscal 2009. If these services are not operationally required by the Company and the contract is terminated, a $500,000 payment may still be required to be made to the vendor.

  Litigation

        The Company is not party to any material litigation.

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary. Effective February 1, 2008, the Company increased its matching contribution to 50% of the first 6% of the eligible employees' contributions, compared to 20% of the first 7% of the eligible employees' contributions. In fiscal years 2008, 2007 and 2006, the Company's contributions to the 401(k) Plan totaled approximately $268,000, $170,000, and $147,000, respectively.

J.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2008
	First Quarter Ended September 30, 2007	Second Quarter Ended December 31, 2007	Third Quarter Ended March 31, 2008	Fourth Quarter Ended June 30, 2008
	(In thousands, except per share data)
Revenues:
Research and development support	$4,473	$3,672	$3,516	$3,374
License and milestone fees	4,188	2,680	5,228	1,060
Clinical materials reimbursement	2,764	3,399	5,846	49

Total revenues	11,425	9,751	14,590	4,483
Expenses:
Research and development	10,834	13,158	23,282	12,739
General and administrative	2,424	3,527	4,675	3,722

Total expenses	13,258	16,685	27,957	16,461

Loss from operations	(1,833)	(6,934)	(13,367)	(11,978)
Other income (expense), net	813	727	524	55

Loss before income tax expense	(1,020)	(6,207)	(12,843)	(11,923)
Income tax expense	12	5	5	5

Net loss	$(1,032)	$(6,212)	$(12,848)	$(11,928)

Basic and diluted net loss per common share	$(0.02)	$(0.15)	$(0.30)	$(0.27)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2008

J.    Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2007
	First Quarter Ended September 30, 2006	Second Quarter Ended December 31, 2006	Third Quarter Ended March 31, 2007	Fourth Quarter Ended June 30, 2007
	(In thousands except per share data)
Revenues:
Research and development support	$5,507	$6,593	$6,583	$6,803
License and milestone fees	1,406	3,428	1,497	1,254
Clinical materials reimbursement	857	2,051	1,756	477

Total revenues	7,770	12,072	9,836	8,534
Expenses:
Research and development	12,062	13,356	12,962	11,029
General and administrative	2,797	2,566	2,848	2,818

Total expenses	14,859	15,922	15,810	13,847

Loss from operations	(7,089)	(3,850)	(5,974)	(5,313)
Other income (expense), net	846	815	822	791

Loss before income tax expense	(6,243)	(3,035)	(5,152)	(4,522)
Income tax expense	10	9	9	7

Net loss	$(6,253)	$(3,044)	$(5,161)	$(4,529)

Basic and diluted net loss per common share	$(0.15)	$(0.07)	$(0.12)	$(0.11)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were adequate and effective.

2.     Internal Control Over Financial Reporting

  (a)
  Management's Annual Report on Internal Control Over Financial Reporting

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on this assessment, management has concluded that, as of June 30, 2008 the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of June 30, 2008. This report appears immediately below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 28, 2008

  (c)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

3.     Limitations on the Effectiveness of Controls

        The Company's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2008 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 4.1 of the Annual Report on Form 10-K.

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

          (2)    The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2008, 2007 and 2006.

          (3)    See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.
By:	/s/ MITCHEL SAYARE Mitchel Sayare Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: September 2, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHEL SAYARE Mitchel Sayare	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 2, 2008
/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2008
/s/ DAVID W. CARTER David W. Carter	Director	September 2, 2008
/s/ STEPHEN MCCLUSKI Stephen McCluski	Director	September 2, 2008
/s/ NICOLE ONETTO, M.D. Nicole Onetto	Director	September 2, 2008
/s/ MARK SKALETSKY Mark Skaletsky	Director	September 2, 2008
/s/ JOSEPH VILLAFRANCA Joseph Villafranca	Director	September 2, 2008
/s/ RICHARD WALLACE Richard Wallace	Director	September 2, 2008

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization		10-Q	November 8, 1996	3.1
3.1(a)	Articles of Amendment to Restated Articles of Organization		10-Q	February 14, 2002	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibits 3.1 and 3.1(a))
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant	X
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant	X
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant	X
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant	X
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant	X
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant	X
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.3	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc., with addenda dated as of August 13, 1987 and August 22, 1989		S-1	September 22, 1989 (File No. 33-31219)	10.1
10.4*	License Agreement dated as of June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB		10-K	September 29, 1998	10.48
10.4(a)	Amendment to License Agreement dated as of October 23, 1998 by and between the Registrant and Pharmacia & Upjohn AB	X
10.5*	Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.52
10.6*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.51
10.6(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.7*	Process Agreement, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.31
10.8*	License Agreement executed November 13, 2006, effective as of July 22, 2005, between the Registrant and Genentech, Inc.		10-Q	February 8, 2007	10.3
10.9*	License Agreement executed February 21, 2007, effective as of April 27, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.1
10.10*	License Agreement executed February 21, 2007, effective as of December 12, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.2
10.11*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Abgenix, Inc.		8-K/A	October 10, 2000	10.1
10.12*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and Aventis Pharmaceuticals Inc.		10-Q	November 14, 2003	10.1
10.12(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	November 3, 2006	10.1
10.13*	License Agreement dated as of October 5, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.1
10.14*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.15*	Development and License Agreement dated as of October 1, 2004 by and between the Registrant and Biogen Idec MA Inc.		10-Q	February 9, 2005	10.1
10.16*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.16(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3
10.17	Securities Purchase Agreement dated as of June 20, 2008 by and between the Registrant and Ziff Asset Management, L.P.		8-K	June 23, 2008	10.1
10.17(a)	Registration Rights Agreement dated as of June 20, 2008 by and between the Registrant and Ziff Asset Management, L.P.		8-K	June 23, 2008	10.2
10.18†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.18(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.18(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.19†	2006 Employee, Director and Consultant Equity Incentive Plan		S-8	November 15, 2006	99.1
10.19(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.19(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.19(c)†	Form of Non-Qualified Stock Option Agreement for Directors		S-8	November 15, 2006	99.6
10.19(d)†	Form of Restricted Stock Agreement for Executives		S-8	November 15, 2006	99.9
10.19(e)†	Form of Restricted Stock Agreement for Directors		S-8	November 15, 2006	99.8
10.20†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.21†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September 5, 2006		10-Q	November 3, 2006	10.4
10.22†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.23†	Employment Agreement dated as of November 30, 2006 between the Registrant and Mitchel Sayare		10-Q	February 8, 2007	10.13
10.23(a)†	Severance Agreement dated as of November 30, 2006 between the Registrant and Mitchel Sayare		10-Q	February 8, 2007	10.14
10.24†	Employment Agreement dated as of November 30, 2006 between the Registrant and Daniel M. Junius		10-Q	February 8, 2007	10.22
10.24(a)†	Severance Agreement dated as of November 30, 2006 between the Registrant and Daniel M. Junius		10-Q	February 8, 2007	10.23
10.25†	Employment Agreement dated as of November 30, 2006 between the Registrant and John M. Lambert		10-Q	February 8, 2007	10.19
10.25(a)†	Severance Agreement dated as of November 30, 2006 between the Registrant and John M. Lambert		10-Q	February 8, 2007	10.20

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.26†	Employment Agreement dated as of November 27, 2007 between the Registrant and John A. Tagliamonte		10-Q	February 7, 2008	10.1
10.26(a)†	Severance Agreement dated as of November 27, 2007 between the Registrant and John A. Tagliamonte		10-Q	February 7, 2008	10.2
10.27†	Summary of Annual Executive Bonus Program		10-Q	November 7, 2007	10.1
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS		COLUMN D	COLUMN E
Inventory Write-downs	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2008	$1,430	3,732	—	(2,628)	$2,534
Year End June 30, 2007	$2,922	—	—	(1,492)	$1,430
Year End June 30, 2006	$3,686	153	—	(917)	$2,922