Form 10-Q
period 2008-09-30
IMMUNOGEN INC
filed 2008-10-31
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  50,792,002 shares outstanding as of October 27, 2008.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2008	June 30, 2008

ASSETS
Cash and cash equivalents	$31,209	$31,619
Marketable securities	13,343	16,252
Accounts receivable	1,153	396
Unbilled revenue	3,351	3,472
Inventory	1,819	2,116
Restricted cash	366	366
Prepaid and other current assets	508	1,820
Total current assets	51,749	56,041

Property and equipment, net of accumulated depreciation	22,183	22,751
Long-term restricted cash	4,460	4,508
Other assets	32	38

Total assets	$78,424	$83,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,720	$1,411
Accrued compensation	1,481	1,164
Other accrued liabilities	3,064	4,304
Current portion of deferred lease incentive	979	935
Current portion of deferred revenue	2,909	2,572
Total current liabilities	10,153	10,386

Deferred lease incentive, net of current portion	10,274	10,052
Deferred revenue, net of current portion	7,606	5,293
Other long-term liabilities	3,029	2,308
Total liabilities	31,062	28,039
Commitments and contingencies (Note D)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 50,792, and 50,778 shares as of September 30, 2008 and June 30, 2008, respectively	508	508
Additional paid-in capital	345,868	344,498
Accumulated deficit	(298,965)	(289,568)
Accumulated other comprehensive loss	(49)	(139)
Total stockholders’ equity	47,362	55,299
Total liabilities and stockholders’ equity	$78,424	$83,338

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2008	2007

Revenues:
Research and development support	$3,207	$4,473
License and milestone fees	2,223	4,188
Clinical materials reimbursement	696	2,764

Total revenues	6,126	11,425

Operating Expenses:
Research and development	11,860	10,834
General and administrative	3,678	2,424

Total operating expenses	15,538	13,258

Loss from operations	(9,412)	(1,833)

Other income, net	16	813

Loss before provision for income taxes	(9,396)	(1,020)

Provision for income taxes	1	12

Net loss	$(9,397)	$(1,032)

Basic and diluted net loss per common share	$(0.19)	$(0.02)

Basic and diluted weighted average common shares outstanding	50,783	42,416

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three months ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(9,397)	$(1,032)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,233	1,049
(Gain) loss on sale/disposal of fixed assets	(1)	11
Amortization of deferred lease incentive	(241)	—
Loss on sale of marketable securities	33	—
Impairment of investments	136	—
Loss (gain) on forward contracts	103	(193)
Stock and deferred share unit compensation	1,355	531
Deferred rent	692	5
Changes in operating assets and liabilities:
Accounts receivable	(757)	(1,315)
Unbilled revenue	121	1,611
Inventory	297	179
Prepaid and other current assets	1,024	(1,024)
Restricted cash	48	(3,777)
Other assets	6	63
Accounts payable	309	(334)
Accrued compensation	317	144
Other accrued liabilities	(1,249)	(2,543)
Deferred revenue	2,650	781
Proceeds from landlord for tenant improvements	750	—
Net cash used for operating activities	(2,571)	(5,844)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	2,830	21,744
Purchases of property and equipment, net	(627)	(470)
Proceeds (payments) from settlement of forward contracts	(85)	69
Net cash provided by investing activities	2,118	21,343

Cash flows from financing activities:
Proceeds from stock options exercised	43	171
Net cash provided by financing activities	43	171

Net change in cash and cash equivalents	(410)	15,670

Cash and cash equivalents, beginning balance	31,619	10,605

Cash and cash equivalents, ending balance	$31,209	$26,275

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

A.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2008 and June 30, 2008 and for the three months ended September 30, 2008, and 2007 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

At September 30, 2008, the Company had the following three types of collaborative contracts with the parties identified below:

• License to use our TAP technology to develop compounds to a single target antigen:

Biogen Idec Inc. (single-target license)

Biotest AG (single-target license)

Genentech, Inc. (multiple single-target licenses)

sanofi-aventis (license to multiple individual targets)

• Option agreement for a defined period of time to secure licenses to use our TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen, Inc.

Genentech, Inc.

sanofi-aventis

• Non-exclusive license to the Company’s humanization technology:

sanofi-aventis

Generally, the forgoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture and provide to them preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 12 years after product launch. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

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

The Company produces preclinical and clinical materials for its collaborators. The Company is reimbursed for certain of its direct and overhead costs to produce clinical materials. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for certain of its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support. The Company has also been retained by two of its collaborators to develop conjugation processes for materials for later stage testing and commercialization. The Company is reimbursed for its direct and overhead costs and may receive milestone payments for developing these processes and these are recorded as a component of research and development support.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income, net, as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary due to a decline in value. The cost of securities sold is based on the specific identification method. In December 2007, the Company was notified by a fund manager that a fund in which the Company held an $18.2 million investment was unable to meet shareholder redemptions on a timely basis. The Company held approximately $5.9 million in this fund at September 30, 2008. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. The Company has the option of redeeming the entire investment from the fund in-kind which would consist of individual securities, or remaining in the fund and receiving cash redemptions as cash becomes available in the fund either through maturities or sales of the underlying securities. The Company opted to stay in the fund and has received $12.6 million in redemptions since December 2007. The Company reclassified the balance in this fund from cash and cash equivalents to marketable securities. The Company expects to receive $4.5 million in redemptions during the remainder of fiscal 2009.

     Fair Value of Financial Instruments

As of July 1, 2008, the Company partially adopted the provisions of FASB Statement No. 157, Fair Value Measurements, or Statement 157, for financial assets and liabilities recognized at fair value on a recurring basis.  Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements.  The provisions of Statement 157 related to other nonfinancial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively.

Fair value is defined under Statement 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under Statement 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities.  In accordance with Statement 157, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$36,035	$36,035	$—	$—
Available-for-sale marketable securities	13,343	—	13,343	—
	$49,378	$36,035	$13,343	$—

The fair value of the Company’s investments is generally determined from quoted market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary.  The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary and considers available evidence regarding the investments.  In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment to recovery, which may be maturity.  The Company also considers credit ratings with respect to our investments provided by investment rating agencies.  All of the Company’s investments are classified as available-for-sale securities and are reflected at fair value.  If a decline in fair value is determined to be other-than-temporary, the Company records a write-down in its consolidated statement of operations and a new cost basis in the security is established.  During the three months ended September 30, 2008, the Company recorded $136,000 as an other-than-temporary charge.  No such write-downs were recorded during the three months ended September 30, 2007.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2008 and June 30, 2008 represents (i) committed research funding earned based on actual resources utilized under the Company’s discovery, development and commercialization agreement with sanofi-aventis; (ii) reimbursable expenses incurred under the Company’s discovery, development and commercialization agreement with sanofi-aventis and license agreement with Biotest that the Company has not yet invoiced; and (iii) research funding earned based on actual resources utilized under the Company’s development, license and service agreements with Biogen Idec and Biotest.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2008 and June 30, 2008 is summarized below (in thousands):

	September 30, 2008	June 30, 2008

Raw materials	$516	$565
Work in process	1,303	1,551

Total	$1,819	$2,116

All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing include either DM1 or DM4 as a cell-killing agent, and these agents are the subject of the Company’s collaborations. DM1 and DM4, collectively referred to as DMx, are both manufactured from a precursor, ansamitocin P3. Raw materials inventory consists entirely of DMx.

Inventory cost is stated net of write-downs of $2.5 million as of September 30, 2008 and June 30, 2008. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

       The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of Company and collaborator anticipated or on-going clinical trials for which the Company is producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’ actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is generally required by contract to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

The Company accounts for the raw material inventory as follows:

a)              raw material is capitalized as inventory upon receipt of the materials.  That portion of the raw material the Company uses in the production of its own products is recorded as research and development expense as consumed;

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

The Company did not record any expense related to excess inventory during the three month periods ended September 30, 2008 and 2007.  Increases in the Company’s on-hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

Computation of Net Loss Per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2008	2007
Options to purchase common stock	5,633	5,442

Common stock equivalents under treasury stock method	739	787

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

Stock-Based Compensation

As of September 30, 2008, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Company’s Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 2,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2008	2007
Dividend	None	None
Volatility	62.9%	71.04%
Risk-free interest rate	3.40%	4.71%
Expected life (years)	7.0	6.6

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2008 and 2007 was $3.13 and $3.57 per share.

Compensation cost incurred during the three months ended September 30, 2008 and 2007 was $1.3 million and $537,000, respectively.  During the three months ended September 30, 2008, the Company recorded approximately $747,000 of compensation expense related to the modification of the terms regarding the exercise of certain options previously granted to the CEO of the Company in accordance with the succession plan approved by ImmunoGen’s Board of Directors in September 2008.

As of September 30, 2008, the estimated fair value of unvested employee awards was $4.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

During the three months ended September 30, 2008, holders of options issued under the Plan exercised their rights to acquire an aggregate of 11,000 shares of common stock at prices ranging from $1.38 to $5.34 per share.  The total proceeds to the Company from these option exercises were approximately $43,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance or future obligation would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2008, net losses recognized on forward contracts were $103,000 and are included in the accompanying consolidated statement of operations as other income, net. As of September 30, 2008, the Company had outstanding forward contracts with amounts equivalent to approximately $1.7 million (1.1 million in Euros), all maturing on or before November 21, 2008. As of June 30, 2008, the Company had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros). For the three months ended September 30, 2007, net gains recognized on forward contracts were $193,000. As of September 30, 2007, the Company had outstanding forward contracts with amounts equivalent to approximately $4.0 million (3.0 million in Euros). The Company does not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Segment Information

During the three months ended September 30, 2008, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2008 and 2007 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2008	2007
sanofi-aventis	49%	45%
Biotest	17%	4%
Biogen	15%	1%
Genentech	1%	46%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2008 and 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (the Company’s current fiscal year).  Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to Statement 115 applies to all entities with available-for-sale and trading securities.  The Company did not elect to adopt the fair value option under this statement.

Effective July 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3.  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

B.    Significant Collaborative Agreements

sanofi-aventis

In August 2006, sanofi-aventis exercised its remaining option to extend the term of the research collaboration with the Company for another year, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. The two companies subsequently agreed to extend the date to complete previously agreed upon research under this agreement through October 31, 2008. The Company records the research funding as it is earned based upon its actual resources utilized in the collaboration. During the three months ended September 30, 2008 and 2007, the Company recorded $1.9 million and $3.4 million, respectively, of research and development support revenue under this agreement. After October 31, 2008, the Company will continue to perform research on behalf of sanofi-aventis as requested.

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. This license provides sanofi-aventis with the non-exclusive right to use the Company’s proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million for each antibody humanized under this agreement and also royalties on commercial sales, if any. The Company has deferred the $1 million upfront payment and is recognizing this amount as revenue over the five-year term of the agreement.

In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to the Company’s TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, the Company’s maytansinoid TAP technology with antibodies to targets not included in the existing collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. The Company is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on commercial sales. The Company is also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 the Company received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee. The Company has deferred the $3.5 million exercise fee and is recognizing this amount as revenue over the initial three-year option term.

In October 2008, the Company earned a $4 million milestone payment from sanofi-aventis with their initiation of an AVE1642 Phase II trial.

Genentech, Inc.

Genentech began Phase II evaluation of trastuzumab-DM1, or T-DM1, in July 2007 and the Company received a $5 million milestone payment with this event. Of the $5 million milestone payment received, $3 million is included in license and milestone fees for the three months ended September 30, 2007. The balance of the $5 million milestone was earned during the third quarter of fiscal 2008. The milestone was earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

Bayer HealthCare AG

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG.  The agreement grants Bayer exclusive rights to use the Company’s TAP technology to develop anticancer compounds to an undisclosed target.  Under the agreement, the Company is due a $4 million upfront payment upon execution of the agreement, and – for each compound developed and marketed by Bayer under this collaboration – the Company could potentially receive up to $170.5 million plus royalties on the sales of any resulting products.  The Company also will receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer, and for any product development research done on behalf of Bayer.

The Company has agreements with other companies with respect to its compounds, as described elsewhere in this Quarterly Report and in its 2008 Annual Report on Form 10-K.

C.    Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2008 and 2007, the Company recorded approximately $28,000 and $(14,000) in compensation expense or (expense reduction), respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or 2004 Director Plan, was amended on September 5, 2006. Under the terms of the amended 2004 Director Plan, the redemption amount of deferred share units will be paid in shares of common stock of the Company. In addition, the vesting for annual retainers is to take place quarterly over the three years after the award and the number of deferred share units awarded for all compensation is now based on the market value of the Company’s common stock on the date of the award.

During the three months ended September 30, 2008 and 2007, the Company recorded approximately $34,000 and $8,000 in compensation expense, respectively, related to deferred share units outstanding under the amended 2004 Director Plan.

D.    Commitments and Contingencies

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company occupied the space on March 24, 2008 and uses this space for its corporate headquarters, research and other operations previously located in Cambridge, MA. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company’s specifications. The construction allowance is accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through September 30, 2008, the Company has recorded $12.0 million of leasehold improvements under the construction allowance. Through September 30, 2008, the Company has received $10.8 million from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was paid directly by the landlord. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

Under the terms of the agreement, the remaining $1.3 million of the construction allowance is to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a $667,000 credit to the Company from the landlord during the current quarter relating to the first six months of occupancy.

At September 30, 2008, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through 2011, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2009 (nine months remaining)	$3,823
2010	6,108
2011	5,671
2012	4,646
2013	4,646
Total minimum lease payments	$24,894
Total minimum rental income from sub-sublease	(1,643)
Total minimum lease payments, net	$23,251

The Company intends to sublease approximately 14,000 rentable square feet of laboratory and office space at 830 Winter Street, Waltham, MA.  The Company has not included any estimated sublease income for the space in Waltham in the table above.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small-molecule cytotoxic, or cell-killing, agents. Our Tumor-Activated Prodrug, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer targets, and consists of a monoclonal antibody that binds to a cancer target with one of our proprietary cell-killing agents attached. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen and the cytotoxic agent serves to kill the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or unconjugated, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Inc., Bayer HealthCare AG, Biogen Idec Inc., Biotest AG, Genentech, Inc., and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

sanofi-aventis–In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis.  Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained commercialization rights to new anticancer therapeutics developed to targets included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The agreement included a research support funding commitment by sanofi-aventis for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. The two companies subsequently agreed to extend the date to complete previously agreed upon research under this agreement through October 31, 2008. Through the end of September 30, 2008, we have earned $80.8 million, of which $1.9 million and $3.4 million was recognized during the three months ended September 30, 2008 and 2007, respectively. After October 31, 2008, we will continue to perform research on behalf of sanofi-aventis as requested.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Assuming all benchmarks are met, we will receive payments of between $21.5 million and $30.0 million per antigen target for each product candidate developed under this agreement. Through September 30, 2008, we have received and earned $6.5 million with the achievement of various milestones related to five of the targets in this collaboration that have been disclosed.

Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary humanization technology, which enables antibodies of murine origin to avoid detection by the human immune system. This license provides sanofi-aventis with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million plus royalties on sales for each antibody humanized under this agreement. We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the five-year term of the agreement.

In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on commercial sales. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 we received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee. We have deferred the $3.5 million exercise fee and are recognizing this amount as revenue over the initial three-year option term.

In October 2008, the Company earned a $4 million milestone payment from sanofi-aventis with their initiation of an AVE1642 Phase II trial.

Genentech–In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies that target HER2. We received a $2 million upfront payment upon execution of the agreement. In addition to royalties on net sales of any HER2-targeting TAP compounds developed under this agreement if and when they occur, the terms of the agreement include other payments based upon Genentech’s achievement of milestones. In May 2006, we amended this agreement which increased the potential milestone payments and certain royalties. Assuming all requirements are met under this agreement, we are to receive $44 million in milestone payments under this agreement in addition to royalties on sales, if any. Through September 30, 2008, we have received $7 million in milestone payments.

Biotest AG–In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to us.  This milestone is included in license and milestone fee revenue for the current period.

Bayer HealthCare AG–In October 2008, we entered into a development and license agreement with Bayer HealthCare AG.  The agreement grants Bayer exclusive rights to use our TAP technology to develop anticancer compounds to an undisclosed target.  Under the agreement, we are due a $4 million upfront payment upon execution of the agreement, and – for each compound developed and marketed by Bayer under this collaboration – we could potentially receive up to $170.5 million plus royalties on the sales of any resulting products.  We also will receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer as well as for any product development research done on behalf of Bayer.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2008, we had approximately $44.6 million in cash and marketable securities compared to $47.9 million in cash and marketable securities as of June 30, 2008.

We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments, clinical material reimbursements and upfront fees. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

At September 30, 2008, we had the following three types of collaborative contracts with the parties identified below:

•   License to use our TAP technology for a single target antigen:

Biogen Idec Inc.

Biotest AG

Genentech, Inc. (multiple single-target licenses)

sanofi-aventis (license to multiple individual targets)

•       Option agreement for a defined period of time to secure licenses to use our TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen, Inc.

Genentech, Inc.

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

Stock Based Compensation

As of September 30, 2008, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. Effective July 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trend. Compensation cost incurred during the three months ended September 30, 2008 and 2007 was $1.3 million and $537,000, respectively.  During the three months ended September 30, 2008, we recorded approximately $747,000 of compensation expense related to the modification of the terms regarding the exercise of certain options previously granted to the CEO of the Company in accordance with the succession plan approved by ImmunoGen’s Board of Directors in September 2008.

As of September 30, 2008, the estimated fair value of unvested employee awards was $4.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

Investment in Marketable Securities

We invest in marketable securities of highly rated financial institutions and investment-grade debt instruments and limit the amount of credit exposure with any one entity. These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or Statement 115. We have classified our marketable securities as “available-for-sale” and, accordingly, carry such securities at aggregate fair value. In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of operations. The factors that we consider in our evaluation include the fair market value of the security, the duration and magnitude of the security’s decline, and our intent and ability to hold the security to recovery. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results. During the three months ended September 30, 2008, we recorded approximately $136,000 in other-than-temporary impairment charges. No similar charges were recorded in three months ended September 30, 2007.

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

We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance or future obligation would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2008, net losses recognized on forward contracts were $103,000 and are included in the accompanying consolidated statement of operations as other income, net.  As of September 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.7 million (1.1 million in Euros), all maturing on or before November 21, 2008. As of June 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros). For the three months ended September 30, 2007, net gains recognized on forward contracts were $193,000.  As of September 30, 2007, we had outstanding forward contracts with amounts equivalent to approximately $4.0 million (3.0 million Euros).  We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

RESULTS OF OPERATIONS

Revenues

Our total revenues for the three months ended September 30, 2008 and 2007 were $6.1 million and $11.4 million, respectively. The $5.3 million decrease in revenues in the three months ended September 30, 2008 from the same period in the prior year is attributable to a decrease in license and milestone fees, clinical materials reimbursement revenue, and research and development support revenue, all of which are discussed below.

Research and development support was $3.2 million for the three months ended September 30, 2008 compared with $4.5 million for the three months ended September 30, 2007. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with Biogen Idec, Biotest, Centocor, and Genentech. Under the terms of the sanofi-aventis agreement, we were entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which included the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. Through the end of September 30, 2008, we have earned $80.8 million, of which $1.9 million and $3.4 million was recognized during the three months ended September 30, 2008 and 2007, respectively. Also included in research and development support revenue are fees related to samples of research-grade material shipped to collaborators. To date, our development fees represent the direct and overhead costs incurred in producing research-grade materials and developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2008 and 2007 is included in the following table (in thousands):

	Three months ended September 30,
	2008	2007
Collaborative Partner:
Biogen Idec	$239	$45
Biotest	525	426
Centocor	—	377
Genentech	9	176
Sanofi-aventis	2,350	3,410
Other	84	39
Total	$3,207	$4,473

Revenues from license and milestone fees for the three months ended September 30, 2008 decreased $2 million to $2.2 million from $4.2 million in the same period ended September 30, 2007.  Included in license and  milestone fees for the three months ended September 30, 2008 was a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest.  Also in this period, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred.  Included in license and milestone fees for the three months ended September 30, 2007 was $3 million of the $5 million milestone payment that we received with the initiation of Phase II clinical testing of trastuzumab-DM1 by Genentech.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2008 and 2007 is included in the following table (in thousands):

	Three months ended September 30,
	2008	2007
Collaborative Partner:
Amgen (formerly Abgenix)	$125	$108
Biogen Idec	57	38
Biotest	542	42
Boehringer Ingelheim	486	—
Centocor	34	—
Genentech	31	3,291
Millennium Pharmaceuticals	361	—
Sanofi-aventis	587	709
Total	$2,223	$4,188

Deferred revenue of $10.5 million as of September 30, 2008 primarily represents payments received from our collaborators pursuant to our license and supply agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $2.1 million in the three months ended September 30, 2008, to nearly $696,000 from $2.8 million in the three months ended September 30, 2007. During the three months ended September 30, 2008, we shipped clinical materials in support of Biogen Idec’s BIIB015 clinical trials, as well as preclinical materials in support of the development efforts of certain other collaborators. During the three months ended September 30, 2007, we shipped clinical materials in support of the trastuzumab-DM1 clinical trials and SAR3419 clinical trials, as well as DMx shipments to certain collaborators in support of development and manufacturing efforts. The decrease in clinical materials reimbursement in the current period is primarily related to timing of batch acceptance by our collaborators, as well as lower revenue recognized on shipments of DMx to collaborators during the current period.  We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin.  The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to (i) the number of clinical trials our collaborators have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and (ii) our production of clinical-grade material on behalf of our collaborators, either in anticipation of clinical trials, or for process development and analytical purposes. As such, the amount of clinical materials reimbursement and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our net research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Our research and development efforts have been primarily focused in the following areas:

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

•       production costs for the supply of the huN901 antibody and the huC242 antibody;

•       production costs for the supply of DMx for our and our partners’ preclinical and clinical activities;

•       operation and maintenance of our conjugate manufacturing facility, including production of our own and our collaborators’ clinical materials;

•       process improvements to our TAP technology;

•       evaluation of potential antigen targets;

•       evaluation of internally developed and/or in-licensed product candidates and technologies; and

•       development and evaluation of additional cytotoxic agents and linkers.

Research and development expense for the three months ended September 30, 2008 increased $1.1 million to $11.9 million from $10.8 million for the three months ended September 30, 2007. The increase in research and development expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 was primarily due to increased employee compensation levels and greater clinical trial costs, facility expenses and research supplies. The average number of our research and development personnel increased to 179 at September 30, 2008 compared to 173 at September 30, 2007. Research and development salaries and related expenses increased by $297,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Facilities expense, including depreciation, increased $192,000 during the three months ended September 30, 2008 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the leasehold improvements made to the Norwood and Waltham facilities in fiscal 2008, as well as new capital purchases.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
	2008	2007
Research and Development
Research	$3,603	$3,804
Preclinical and Clinical Testing	2,242	1,685
Process and Product Development	1,588	1,487
Manufacturing Operations	4,427	3,858

Total Research and Development Expense	$11,860	$10,834

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2008 decreased $201,000 to $3.6 million from $3.8 million for the three months ended September 30, 2007. The decrease in research and development expenses was primarily the result of a decrease in salaries and related expenses due to a reorganization of departments in March 2008 resulting in lower personnel costs included in research expense for the current period.

Preclinical and Clinical Testing:   Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2008 increased $557,000 to $2.2 million compared to $1.7 million for the three months ended September 30, 2007. This increase is primarily due to an increase in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, as well as an increase in clinical trial costs.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2008, total development expenses increased $101,000 to $1.6 million, compared to $1.5 million for the three months ended September 30, 2007.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2008, manufacturing operations expense increased $569,000 to $4.4 million compared to $3.9 million in the same period last year. The increase in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily the result of (i) an increase in contract services due primarily to higher DMx development costs for the potential production of later-stage materials; (ii) an increase in salaries and related expenses due to an increase in personnel, as well as salary increases; and (iii) a decrease in overhead utilization from the manufacture of clinical materials on behalf of our collaborators.  Partially offsetting these increases, cost of clinical materials reimbursed decreased due to timing of batch acceptance by our collaborators and antibody development and supply costs also decreased.  Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $127,000 and $601,000 in the three months ended September 30, 2008 and 2007, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 increased $1.3 million to $3.7 million compared to $2.4 million for the three months ended September 30, 2007. The increase is primarily due to a $1 million increase in salaries and related expenses.  During the three months ended September 30, 2008, we recorded $747,000 of compensation expense related to the modification of the terms regarding the exercise of certain options previously granted to the CEO of the Company in accordance with the succession plan approved by ImmunoGen’s Board of Directors in September 2008.  The remaining increase in salaries and related expense is primarily due to an increase in personnel.

Other Income, net

Other income, net for the three months ended September 30, 2008 and 2007 is included in the following table (in thousands):

	Three Months Ended September 30,
Other Income, net	2008	2007
Interest Income	$303	$667
Net Realized Losses on Investments	(33)	—
Other Than Temporary Impairment	(136)	—
Other (Loss) Income	(118)	146
Total Other Income, net	$16	$813

Interest Income

Interest income for the three months ended September 30, 2008 decreased $364,000 to $303,000 from $667,000 for the three months ended September 30, 2007. The decrease in interest income is primarily the result of lower average investment balances and lower yields on investments tied to market rates.

Net Realized Losses on Investments

Net realized losses on investments were $33,000 for the three months ended September 30, 2008. There were no losses recognized in the three months ended September 30, 2007. The difference is attributable to market conditions and to the timing of investment sales.

Other than Temporary Impairment

During the three months ended September 30, 2008, we recognized $136,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. No similar charges were recognized during the three months ended September 30, 2007.

Other (Loss) Income

During the three months ended September 30, 2008 we recorded net losses on forward contracts of $103,000 compared to net gains on forward contracts of $193,000 for the three months ended September 30, 2007. We incurred $17,000 and $47,000 in foreign currency translation expenses related to obligations with non-U.S. dollar-based suppliers during the three months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

	September 30,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$44,552	$53,603
Working capital	41,596	53,952
Stockholders’ equity	47,362	58,061
Cash used for operating activities (three months ended)	(2,571)	(5,844)
Cash provided by investing activities (three months ended)	2,118	21,343
Cash provided by financing activities (three months ended)	43	171

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of September 30, 2008, we had approximately $44.6 million in cash and marketable securities. Net cash used in operations was $2.6 million and $5.8 million for the three months ended September 30, 2008 and 2007, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash provided by investing activities was $2.1 million and $21.3 million for the three months ended September 30, 2008 and 2007, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. During the three months ended September 30, 2007, for liquidity purposes we transferred approximately $16.9 million from our investment portfolio to a high-yielding money market fund. Capital expenditures, primarily for the purchase of new equipment, were $628,000 and $470,000 for the three-month periods ended September 30, 2008 and 2007, respectively

Net cash provided by financing activities was $43,000 and $171,000 for the three months ended September 30, 2008 and 2007, respectively, which represents proceeds from the exercise of 11,000 and 107,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments will enable us to meet our operational expenses and capital expenditures for the balance of fiscal 2009 and at least a significant portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

Effective July 27, 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. We occupied the space on March 24, 2008 and use this space for our corporate headquarters, research and other operations previously located in Cambridge, MA. The initial term of the lease is for twelve years with an option for us to extend the lease for two additional terms of five years. We are required to pay certain operating expenses for the leased premises subject to escalation charges for such expense increases over a base amount.

As part of the lease agreement, we received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to our specifications. The construction allowance is accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. Through September 30, 2008, we have recorded $12.0 million of leasehold improvements under the construction allowance. Under the terms of the agreement, the remaining $1.3 million of the construction allowance is to be applied evenly as a credit to rent for the first year.

At September 30, 2008, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through 2011, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2009 (nine months remaining)	$3,823
2010	6,108
2011	5,671
2012	4,646
2013	4,646
Total minimum lease payments	$24,894
Total minimum rental income from sub-sublease	(1,643)
Total minimum lease payments, net	$23,251

We intend to sublease approximately 14,000 rentable square feet of laboratory and office space at 830 Winter Street, Waltham, MA.  We have not included any estimated sublease income for the space in Waltham in the table above.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or Statement 159, which is effective for fiscal years beginning after November 15, 2007 (our current fiscal year).  Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value, thereby providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to Statement 115 applies to all entities with available-for-sale and trading securities.  We did not elect to adopt the fair value option under this statement.

Effective July 1, 2008, we adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3.  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  The adoption of EITF 07-03 did not have a material impact on our financial statements

Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include, but are not limited to, one or more of the following subjects:

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

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2008. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes from the factors disclosed in our 2008 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                             Defaults Upon Senior Securities

None.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                             Other Information

None.

ITEM 6.                             Exhibits

10.1	Amendment to Stock Option Agreements for Mitchel Sayare effective September 24, 2008.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 31, 2008	By:	/s/ Mitchel Sayare
Mitchel Sayare
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2008	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment to Stock Option Agreements for Mitchel Sayare effective September 24, 2008.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.