Form 10-Q
period 2009-03-31
IMMUNOGEN INC
filed 2009-05-07
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  51,109,578 shares outstanding as of April 29, 2009.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2009	June 30, 2008

ASSETS
Cash and cash equivalents	$36,860	$31,619
Marketable securities	6,506	16,252
Accounts receivable	166	396
Unbilled revenue	928	3,472
Inventory	1,695	2,116
Restricted cash	366	366
Prepaid and other current assets	2,076	1,820
Total current assets	48,597	56,041

Property and equipment, net of accumulated depreciation	20,563	22,751
Long-term restricted cash	4,460	4,508
Other assets	27	38

Total assets	$73,647	$83,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,471	$1,411
Accrued compensation	3,671	1,164
Other accrued liabilities	1,473	4,304
Current portion of deferred lease incentive	979	935
Current portion of deferred revenue	3,244	2,572
Total current liabilities	11,838	10,386

Deferred lease incentive, net of current portion	9,785	10,052
Deferred revenue, net of current portion	10,328	5,293
Other long-term liabilities	3,665	2,308
Total liabilities	35,616	28,039
Commitments and contingencies (Note D)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 51,094 and 50,778 shares as of March 31, 2009 and June 30, 2008, respectively	511	508
Additional paid-in capital	348,381	344,498
Accumulated deficit	(310,678)	(289,568)
Accumulated other comprehensive loss	(183)	(139)
Total shareholders’ equity	38,031	55,299
Total liabilities and shareholders’ equity	$73,647	$83,338

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenues:
Research and development support	$908	$3,516	$6,398	$11,661
License and milestone fees	7,314	5,228	14,303	12,096
Clinical materials reimbursement	4	5,846	2,985	12,009

Total revenues	8,226	14,590	23,686	35,766

Operating Expenses:
Research and development	9,493	23,282	34,241	47,274
General and administrative	3,243	4,675	10,442	10,626

Total operating expenses	12,736	27,957	44,683	57,900

Loss from operations	(4,510)	(13,367)	(20,997)	(22,134)

Other (expense) income, net	(100)	524	(213)	2,064

Loss before provision for income taxes	(4,610)	(12,843)	(21,210)	(20,070)

Provision (benefit) for income taxes	—	5	(100)	22

Net loss	$(4,610)	$(12,848)	$(21,110)	$(20,092)

Basic and diluted net loss per common share	$(0.09)	$(0.30)	$(0.41)	$(0.47)

Basic and diluted weighted average common shares outstanding	51,037	42,906	50,880	42,673

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(21,110)	$(20,092)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,758	3,253
Loss on sale/disposal of fixed assets	3	11
Amortization of deferred lease incentive	(731)	(278)
Loss (gain) on sale of marketable securities	33	(7)
Impairment of marketable securities	516	255
Loss (gain) on forward contracts	258	(699)
Stock and deferred share unit compensation	3,062	2,003
Deferred rent	1,421	1,779
Changes in operating assets and liabilities:
Accounts receivable	230	(1,401)
Unbilled revenue	2,544	2,379
Inventory	421	2,155
Prepaid and other current assets	(512)	(623)
Restricted cash	48	(4,477)
Other assets	11	63
Accounts payable	1,060	7,276
Accrued compensation	2,507	1,483
Other accrued liabilities	(2,926)	890
Deferred revenue	5,707	(4,848)
Proceeds from landlord for tenant improvements	750	8,332
Net cash used for operating activities	(2,950)	(2,546)

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	9,153	36,854
Reclassification of cash equivalent balance to marketable securities	—	(13,605)
Purchases of property and equipment, net	(1,536)	(17,638)
(Payments) proceeds from settlement of forward contracts	(311)	804
Net cash provided by investing activities	7,306	6,415

Cash flows from financing activities:
Proceeds from stock options exercised	885	998
Net cash provided by financing activities	885	998

Net change in cash and cash equivalents	5,241	4,867

Cash and cash equivalents, beginning balance	31,619	10,605

Cash and cash equivalents, ending balance	$36,860	$15,472

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

A.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2009 and June 30, 2008 and for the three and nine months ended March 31, 2009, and 2008 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

At March 31, 2009, the Company had the following three types of collaborative contracts with the parties identified below:

• Exclusive license to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen:

Bayer HealthCare AG (single-target license)

Biogen Idec Inc. (single-target license)

Biotest AG (single-target license)

Genentech, a wholly-owned member of the Roche Group (multiple single-target licenses)

sanofi-aventis (license to multiple individual targets)

• Option agreement for a defined period of time to secure licenses to use our TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen Inc.

Genentech

sanofi-aventis

• Non-exclusive license to the Company’s humanization technology:

sanofi-aventis

Generally, the foregoing collaboration agreements provide that the Company will (i) at the collaborator’s request, manufacture and provide to them preclinical and clinical materials at the Company’s cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators’ achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on certain intellectual property rights. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

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

The Company defers upfront payments received from its broad option agreements over the related period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between three and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single-target license to the collaborator, the Company defers the license fee and accounts for the fee as it would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, the Company would recognize any remaining deferred option fee over the period of the Company’s substantial involvement under the license acquired. In the event that a broad license agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and the Company’s remaining period of substantial involvement can be estimated.

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

The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for certain of its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is reimbursed for its direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support.

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income, net, as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary due to a significant, continuing decline in value. The cost of securities sold is based on the specific identification method. In December 2007, the Company was notified by a fund manager that a fund in which the Company held an $18.2 million investment was unable to meet shareholder redemptions on a timely basis. The Company held approximately $3.7 million in this fund at March 31, 2009. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash. The Company has received $14.8 million in redemptions, all at par, since December 2007. In December 2007, the Company reclassified the balance in this fund from cash and cash equivalents to marketable securities.

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

As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities.  In accordance with Statement 157, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$41,686	$41,686	$—	$—
Available-for-sale marketable securities	6,506	—	6,506	—
	$48,192	$41,686	$6,506	$—

The fair value of the Company’s investments is generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary and considers available evidence regarding the investments.  In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment to recovery, which may be maturity. The Company also considers credit ratings with respect to our investments provided by investment rating agencies. All of the Company’s investments are classified as available-for-sale securities and are reflected at fair value. If a decline in fair value is determined to be other-than-temporary, the Company records a write-down in its consolidated statement of operations and a new cost basis in the security is established. During the three and nine months ended March 31, 2009, the Company recorded $114,000 and $516,000, respectively as other-than-temporary impairment charges. During the three and nine months ended March 31, 2008, the Company recorded $255,000 as other-than-temporary impairment charges.

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2009 and June 30, 2008 represents (i) research funding earned based on actual resources utilized under the Company’s agreements with Bayer HealthCare, Biogen Idec, Biotest and sanofi-aventis; and (ii) reimbursable expenses incurred under the Company’s agreements with sanofi-aventis and Biogen Idec that the Company has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2009 and June 30, 2008 is summarized below (in thousands):

	March 31, 2009	June 30, 2008

Raw materials	$194	$565
Work in process	1,501	1,551

Total	$1,695	$2,116

All Tumor-Activated Prodrug, or TAP, product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx.

Inventory cost is stated net of write-downs of $2.3 million and $2.5 million as of March 31, 2009 and June 30, 2008, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

The Company did not record any expense related to excess inventory during the nine-month period ended March 31, 2009. During the nine-month period ended March 31, 2008, the Company recorded $2.1 million as research and development expense related to excess inventory and recorded $1.6 million as research and development expense to write down certain raw material inventory to its net realizable value. Increases in the Company’s on-hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Options to purchase common stock	5,879	4,843	5,879	4,843

Common stock equivalents under treasury stock method	823	159	605	375

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

The Company presents comprehensive loss in accordance with FASB Statement No. 130, Reporting Comprehensive Income.  For the three and nine months ended March 31, 2009, total comprehensive loss equaled $4.6 million and $21.2 million, respectively. For the three and nine months ended March 31, 2008, total comprehensive loss equaled $12.1 million and $20.0 million respectively.  Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of March 31, 2009, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Dividend	None	None	None	None
Volatility	62.97%	66.02%	63.10%	73.60%
Risk-free interest rate	2.00%	2.97%	2.40%	3.73%
Expected life (years)	7.2	7.1	7.2	7.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2009 and 2008 were $2.72 and $1.96 per share, respectively, and $2.71 and $3.20 for options granted during the nine months ended March 31, 2009 and 2008, respectively.

Stock compensation expense incurred during the three and nine months ended March 31, 2009 was $731,000 and $2.9 million respectively.  Stock compensation expense incurred during the three and nine months ended March 31, 2008 was $892,000 and $2.0 million respectively. During the three and nine months ended March 31, 2009, we recorded approximately $32,000 and $814,000 of stock compensation expense, which is included in the amounts above, related to the modification of the terms of certain options previously granted to the previous chief executive officer of the Company in accordance with the succession plan approved by our Board of Directors in September 2008.

As of March 31, 2009, the estimated fair value of unvested employee awards was $3.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the nine months ended March 31, 2009, holders of options issued under the Plan exercised their rights to acquire an aggregate of 313,000 shares of common stock at prices ranging from $1.38 to $5.77 per share.  The total proceeds to the Company from these option exercises were approximately $885,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2009, net losses recognized on forward contracts were $(76,000) and $(258,000), respectively, and are included in the accompanying consolidated statement of operations as other (expense) income, net. As of March 31, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $2.7 million (2.1 million in Euros), all maturing on or before May 8, 2009. As of June 30, 2008, the Company had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros). For the three and nine months ended March 31, 2008, net gains recognized on forward contracts were $457,000 and $699,000, respectively. As of March 31, 2008, the Company had outstanding forward contracts with amounts equivalent to approximately $4.7 million (3.1 million in Euros). The Company does not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Segment Information

During the three and nine months ended March 31, 2009, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2009 and 2008 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2009	2008	2009	2008
sanofi-aventis	9%	35%	47%	44%
Genentech	80%	45%	28%	37%
Biogen Idec	2%	11%	5%	8%
Biotest	3%	7%	11%	7%

There were no other customers of the Company with significant revenues in the three or nine months ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

i) FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii) FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii) FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact these standards will have on its financial statements.

B.    Significant Collaborative Agreements

sanofi-aventis

In August 2006, sanofi-aventis exercised its final remaining option to extend the term of the research collaboration with the Company until August 31, 2008, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program and is now compensated for research performed for sanofi-aventis on a mutually-agreed upon basis.

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. Under the terms of the license, the Company received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008.The Company has deferred the $1 million upfront payment and is recognizing this amount as revenue over the five-year term of the agreement.

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

In October 2008, sanofi-aventis began Phase II evaluation of AVE1642, triggering a $4 million milestone payment to the Company. This milestone is included in license and milestone fee revenue for the nine months ended March 31, 2009. In April 2009, sanofi-aventis informed the Company that it planned to discontinue development of AVE1642 for commercial reasons.

Genentech

Genentech began Phase III evaluation of trastuzumab-DM1, or T-DM1, in February 2009 and with that event the Company received a $6.5 million milestone payment which is included in license and milestone fees for the three and nine months ended March 31, 2009. Genentech began Phase II evaluation of T-DM1 in July 2007 and with that event the Company received a $5 million milestone payment, which is included in license and milestone fees for the nine months ended March 31, 2008. These milestones were earned under the May 2000 license agreement, as amended in 2006. This amendment increased the potential milestone payments to the Company in conjunction with the achievement of milestones earned under a separate process development agreement with Genentech.

In December 2008, Genentech licensed the exclusive right to use the Company’s maytansinoid TAP technology with its therapeutic antibodies to an undisclosed target. This license was taken under an agreement entered into by the companies in 2000 that provided Genentech with the right to take exclusive licenses to use the Company’s maytansinoid TAP technology to develop products for individual targets on agreed upon terms. While the agreement expired in May 2008, a limited number of options to targets remain in place for a short period of time. This license was taken under one of these options. Under the terms of the license, the Company received a $1 million upfront payment and is entitled to receive up to $38 million in milestone payments plus royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from this license. The Company has deferred the $1 million upfront payment and is recognizing this amount as revenue over the estimated period of substantial involvement.

Bayer HealthCare AG

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG.  The agreement grants Bayer HealthCare exclusive rights to use the Company’s TAP technology to develop therapeutic compounds to a target found on solid tumors. The Company received a $4 million upfront payment upon execution of the agreement, and — for each compound developed and marketed by Bayer HealthCare under this collaboration — the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company receives royalties on the sales of any resulting products. The Company will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed upon research plan and budget which may be amended from time to time during the term of the agreement. The Company also will receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare, and for any related process development activities. The Company has deferred the $4 million upfront payment and is recognizing this amount as revenue over the estimated period of substantial involvement.

Biogen Idec, Inc.

In October 2004, Biogen Idec licensed exclusive rights to use the Company’s TAP technology to develop and commercialize therapeutic compounds using antibodies to the tumor cell target Cripto. In January 2008, Biogen Idec submitted an Investigational New Drug (IND) application for BIIB015. This event triggered a $1.5 million milestone payment to the Company and this payment is included in license and milestone fee revenue for the three and nine months ended March 31, 2008.

Additional information on the agreements the Company has with other companies is described elsewhere in this Quarterly Report and in its 2008 Annual Report on Form 10-K.

C.    Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2009, the Company recorded approximately $42,000 and $61,000 in compensation expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.  During the three and nine months ended March 31, 2008, the Company recorded approximately $(9,000) and $(30,000) in expense reduction, respectively.

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

During the three and nine months ended March 31, 2009, the Company recorded approximately $51,000 and $122,000 in compensation expense, respectively, related to deferred share units outstanding under the amended 2004 Director Plan. During the three and nine months ended March 31, 2008, the Company recorded approximately $35,000 and $58,000 in compensation expense, respectively.

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

Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during the current nine-month period relating to the first year of occupancy.

At March 31, 2009, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through 2011, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2009 (three months remaining)	$1,519
2010	6,141
2011	5,704
2012	4,676
2013	4,676
Total minimum lease payments	$22,716
Total minimum rental income from sub-sublease	(1,249)
Total minimum lease payments, net	$21,467

The Company intends to sublease approximately 14,000 rentable square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company has not included any estimated sublease income for the space in Waltham in the table above.

E.              Income Taxes

During the nine months ended March 31, 2009, the Company recognized $101,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of legislation passed in July 2008. There were no other significant income tax provisions or benefits for the nine months ended March 31, 2009. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve the remaining tax benefits.

.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small-molecule cytotoxic, or cell-killing, agents. Our Tumor-Activated Prodrug, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer targets, and consists of a monoclonal antibody that binds to a cancer target with one of our proprietary cell-killing agents attached. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen and the cytotoxic agent serves to kill the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or non-conjugate, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed our direct and overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen Inc., Bayer HealthCare AG, Biogen Idec Inc., Biotest AG, Genentech (a wholly-owned member of the Roche Group) and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.

sanofi-aventis–In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis.   The agreement included a research support funding commitment by sanofi-aventis for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed upon research. We earned $81.5 million of committed research funding for activities performed under the completed research term of this agreement, and are now compensated for research performed for sanofi-aventis on a mutually-agreed upon basis.

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through March 31, 2009, we have earned and received an aggregate of $10.5 million in milestone payments under this agreement.

Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary humanization technology, which enables antibodies of murine origin to avoid detection by the human immune system. Under the terms of the license, we received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008.We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the five-year term of the agreement.

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

In October 2008, sanofi-aventis began Phase II evaluation of AVE1642, triggering a $4 million milestone payment to us.  This milestone is included in license and milestone fee revenue for the nine months ended March 31, 2009. In April 2009, sanofi-aventis informed us that it planned to discontinue development of AVE1642 for commercial reasons.

Genentech–In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies that target HER2. In May 2006, we amended this agreement and this increased the potential milestone payments and certain royalties. Assuming all requirements are met under this agreement, we are to receive $44 million in milestone payments under this agreement in addition to royalties on sales, if any. In February 2009, Genentech began Phase III evaluation of T-DM1and we received a $6.5 million milestone payment with this event. This payment is included in license and milestone fees for the three and nine months ended March 31, 2009. Through March 31, 2009, we have received $13.5 million in milestone payments.

In December 2008, Genentech licensed the exclusive right to use our maytansinoid TAP technology with its therapeutic antibodies to an undisclosed target.  This license was taken under an agreement entered into by the companies in 2000 that provided Genentech with the right to take exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed upon terms. While the agreement expired in May 2008, a limited number of options to targets remain in place for a short period of time. This license was taken under one of these options. Under the terms of the license, we received a $1 million upfront payment and are entitled to receive up to $38 million in milestone payments plus royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from this license. We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.

Biotest AG–In July 2006, Biotest licensed the exclusive right to use our TAP technology with its therapeutic antibodies to target a specific antigen that occurs on multiple myeloma cells. In September 2008, Biotest began Phase I evaluation of BT-062 which triggered a $500,000 milestone payment to us.  This milestone is included in license and milestone fee revenue for the nine months ended March 31, 2009.

Bayer HealthCare AG–In October 2008, we entered into a development and license agreement with Bayer HealthCare AG.  The agreement grants Bayer HealthCare exclusive rights to use our TAP technology to develop therapeutic compounds to a target found on solid tumors.  We received a $4 million upfront payment upon execution of the agreement, and — for each compound developed and marketed by Bayer HealthCare under this collaboration — we could potentially receive up to $170.5 million in milestone payments; additionally, we receive royalties on the sales of any resulting products.  We will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed upon research plan and budget which may be amended from time to time during the term of the agreement. We also will receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare as well as for any related process development activities. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.

Biogen Idec, Inc.–In October 2004, Biogen Idec licensed exclusive rights to use our TAP technology to develop and commercialize therapeutic compounds using antibodies to the tumor cell target Cripto.  In January 2008, Biogen Idec submitted an Investigational New Drug (IND) application for BIIB015. This event triggered a $1.5 million milestone payment to us and this payment is included in license and milestone fee revenue for the three and nine months ended March 31, 2008.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2009, we had approximately $43.4 million in cash and marketable securities compared to $47.9 million in cash and marketable securities as of June 30, 2008.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S.  Our financial results are affected by the selection and application of accounting policies and methods. As of July 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. Refer to Note A — Fair Value of Financial Instruments to our unaudited consolidated financial statements included in Item 1 of the Quarterly Report for a discussion of our adoption of this standard.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2009 and 2008

Revenues

Our total revenues for the three months ended March 31, 2009 and 2008 were $8.2 million and $14.6 million, respectively. The $6.4 million decrease in revenues in the three months ended March 31, 2009 from the same period in the prior year is attributable to a decrease in research and development support revenue and clinical materials reimbursement revenue, partially offset by an increase in license and milestone fees, all of which are discussed below.

Research and development support was $908,000 for the three months ended March 31, 2009 compared with $3.5 million for the three months ended March 31, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with sanofi-aventis, Bayer HealthCare, Biogen Idec, Biotest, and Genentech. Under the terms of the sanofi-aventis agreement, we were entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which included the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed upon research. Through the end of the research program, we earned $81.5 million of committed funding. Subsequent to October 31, 2008, we have performed, and will continue to perform, research on behalf of sanofi-aventis as mutually agreed upon. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Three months ended March 31,
Research and Development Support	2009	2008
Collaborative Partner:
Bayer HealthCare	$99	$—
Biogen Idec	83	90
Biotest	201	340
Centocor	—	30
Genentech	55	328
sanofi-aventis	364	2,654
Other	106	74
Total	$908	$3,516

Revenues from license and milestone fees for the three months ended March 31, 2009 increased $2.1 million to $7.3 million from $5.2 million in the same period ended March 31, 2008.  Included in license and milestone fees for the three months ended March 31, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of T-DM1 by Genentech. Included in license and milestone fees for the three months ended March 31, 2008 was $2 million of the $5 million milestone payment that we received with the initiation of Phase II clinical testing of T-DM1 by Genentech, $1.5 million related to the achievement of a milestone under the Biogen Idec agreement from the submission of the IND application for BIIB015 and $500,000 related to an additional preclinical development milestone achieved under the collaboration agreement with sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Three months ended March 31,
License and Milestone Fees	2009	2008
Collaborative Partner:
Amgen	$129	$108
Bayer HealthCare	154	—
Biogen Idec	57	1,551
Biotest	42	42
Centocor	35	35
Genentech	6,538	2,291
sanofi-aventis	359	1,201
Total	$7,314	$5,228

Deferred revenue of $13.6 million as of March 31, 2009 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $5.8 million in the three months ended March 31, 2009, to $4,000 from $5.8 million in the three months ended March 31, 2008. The decrease in clinical materials reimbursement in the current period is primarily related to lower revenue recognized on shipments of DMx to collaborators during the current period, as well as no batches released during the current period. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2009 decreased $13.8 million to $9.5 million from $23.3 million for the three months ended March 31, 2008. The decrease was primarily due to lower cost of clinical materials reimbursed , decreased antibody development and supply costs, decreased contract service expense and higher overhead utilization, partially offset by increased salaries and related expenses and greater clinical trial costs. The average number of our research and development personnel increased to 174 at March 31, 2009 compared to 169 at March 31, 2008. Research and development salaries and related expenses increased by $225,000 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2009	2008
Research	$3,491	$3,912
Preclinical and Clinical Testing	2,492	1,694
Process and Product Development	1,456	1,420
Manufacturing Operations	2,054	16,256
Total Research and Development Expense	$9,493	$23,282

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended March 31, 2009 decreased $421,000 to $3.5 million from $3.9 million for the three months ended March 31, 2008. The decrease in research expenses was primarily the result of a decrease in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, resulting in lower personnel costs included in research expense for the current period.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2009 increased $798,000 to $2.5 million compared to $1.7 million for the three months ended March 31, 2008. This increase is primarily the result of an increase in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, as well as an increase in clinical trial costs.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2009, total development expenses increased $36,000 to $1.5 million, compared to $1.4 million for the three months ended March 31, 2008.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2009, manufacturing operations expense decreased $14.2 million to $2.1 million compared to $16.3 million in the same period last year. The decrease in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily the result of (i) a decrease in cost of clinical materials reimbursed due to lower costs recognized on shipments of DMx to collaborators and no batches released during the current period, as well as significant write downs of inventory recorded during the prior period; (ii) an increase in overhead utilization from the manufacture of clinical materials on behalf of our collaborators; (iii) a decrease in contract service expense; and (iv) a decrease in antibody development and supply costs due to timing of supply requirements. Antibody expense incurred in anticipation of potential future clinical trials, as well as our ongoing trials, was $48,000 and $4.1 million in the three months ended March 31, 2009 and 2008, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 decreased $1.5 million to $3.2 million compared to $4.7 million for the three months ended March 31, 2008. This decrease is primarily due to a decrease in rent expense, a decrease in move-related expenses and a decrease in patent expense for the current three-month period. Rent expense for the prior three-month period included rent for both the Waltham and Cambridge facilities as rent expense for Waltham began upon initiation of the lease term in October 2007 which was prior to our occupancy of the facility in April 2008.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Three Months Ended March 31,
Other (Expense) Income, net	2009	2008
Interest Income	$80	$511
Other than Temporary Impairment	(114)	(255)
Other (Loss) Income	(66)	268
Total Other (Expense) Income, net	$(100)	$524

Interest Income

Interest income for the three months ended March 31, 2009 decreased $431,000 to $80,000 from $511,000 for the three months ended March 31, 2008. The decrease in interest income is primarily the result of lower yields on investments tied to market rates, as well as a slight decrease in our average investment balance.

Other than Temporary Impairment

During the three months ended March 31, 2009 and 2008, we recognized $114,000 and $255,000, respectively in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.

Other (Loss) Income

During the three months ended March 31, 2009 we recorded net (losses) on forward contracts of $(76,000) compared to net gains on forward contracts of $457,000 for the three months ended March 31, 2008. We incurred $10,000 and $(197,000) in foreign currency translation gains (losses) related to obligations with non-U.S. dollar-based suppliers during the three months ended March 31, 2009 and 2008, respectively.

Comparison of Nine Months ended March 31, 2009 and 2008

Revenues

Our total revenues for the nine months ended March 31, 2009 and 2008 were $23.7 million and $35.8 million, respectively. The $12.1 million decrease in revenues in the nine months ended March 31, 2009 from the same period in the prior year is attributable to a decrease in research and development support revenue and clinical materials reimbursement revenue, partially offset by an increase in license and milestone fees, all of which are discussed below.

Research and development support was $6.4 million for the nine months ended March 31, 2009 compared with $11.7 million for the nine months ended March 31, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with sanofi-aventis, Bayer HealthCare, Biogen Idec, Biotest, Centocor, and Genentech. As previously discussed, our agreement with sanofi-aventis for committed research funding ended on October 31, 2008 and subsequent to October 31, 2008, we have performed, and will continue to perform, research on behalf of sanofi-aventis as mutually agreed upon. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Nine months ended March 31,
Research and Development Support	2009	2008
Collaborative Partner:
Bayer HealthCare	$221	$—
Biogen Idec	491	196
Biotest	1,156	1,218
Centocor	—	458
Genentech	63	692
sanofi-aventis	4,310	8,982
Other	157	115
Total	$6,398	$11,661

Revenues from license and milestone fees for the nine months ended March 31, 2009 increased $2.2 million to $14.3 million from $12.1 million in the same period ended March 31, 2008. Included in license and milestone fees for the nine months ended March 31, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of trastuzumab-DM1, or T-DM1, by Genentech, a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest. Also in this period, Millennium Pharmaceuticals and

Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. Included in license and milestone fees for the nine months ended March 31, 2008 was a $5 million milestone payment that we received with the initiation of Phase II clinical testing of T-DM1 by Genentech, a $1 million milestone related to the initiation of Phase I clinical testing of SAR3419, a $1.5 million milestone related to Biogen Idec’s filing of an investigational new drug application for BIIB015 and $1 million related to additional preclinical development milestones achieved under the collaboration agreement with sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Nine months ended March 31,
License and Milestone Fees	2009	2008
Collaborative Partner:
Amgen	$382	$325
Bayer HealthCare	256	—
Biogen Idec	171	1,627
Biotest	626	126
Boehringer Ingelheim	486	—
Centocor	104	34
Genentech	6,613	5,874
Millennium Pharmaceuticals	361	—
sanofi-aventis	5,304	4,110
Total	$14,303	$12,096

Clinical materials reimbursement decreased by approximately $9 million in the nine months ended March 31, 2009, to $3 million from $12 million in the nine months ended March 31, 2008. The decrease in clinical materials reimbursement in the current period is primarily related to lower revenue recognized on shipments of DMx to collaborators during the current period, fewer batches released during the current period, and to a lesser extent, certain collaborators supplying material previously provided by us. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2009 decreased $13.1 million to $34.2 million from $47.3 million for the nine months ended March 31, 2008. The decrease in research and development expenses was primarily due to lower cost of clinical materials reimbursed and decreased antibody development and supply costs. Partially offsetting these decreases, salaries and related expenses, clinical trial costs and facility expenses increased during the current period and overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased. The average number of our research and development personnel increased to 175 at March 31, 2009 compared to 172 at March 31, 2008. Research and development salaries and related expenses increased by $853,000 in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. Facilities expense, including depreciation, increased $556,000 during the nine months ended March 31, 2009 as compared to the same period last year. The increase in facilities expense in the current period was principally due to an increase in depreciation and amortization. The increase in depreciation and amortization is due to the leasehold improvements made to the Norwood and Waltham facilities in fiscal 2008, as well as new capital purchases.

Our categories of research and development expenses are listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2009	2008
Research	$10,561	$11,470
Preclinical and Clinical Testing	7,405	5,139
Process and Product Development	4,512	4,389
Manufacturing Operations	11,763	26,276
Total Research and Development Expense	$34,241	$47,274

Research:  Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the nine months ended March 31, 2009 decreased $909,000 to $10.6 million from $11.5 million for the nine months ended March 31, 2008. The decrease in research expenses was primarily the result of a decrease in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008 resulting in lower personnel costs included in research expense for the current period.

Preclinical and Clinical Testing:  Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2009 increased $2.3 million to $7.4 million compared to $5.1 million for the nine months ended March 31, 2008. This increase is primarily due to an increase in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, as well as an increase in clinical trial costs and contract service expense.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2009, total development expenses increased $123,000 to $4.5 million, compared to $4.4 million for the nine months ended March 31, 2008.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2009, manufacturing operations expense decreased $14.5 million to $11.8 million compared to $26.3 million in the same period last year. The decrease in the nine months ended March 31, 2009 was primarily the result of a decrease in cost of clinical materials reimbursed due to lower costs recognized on shipments of DMx to collaborators and fewer batches released during the current period, as well as significant write downs of inventory recorded during the prior period.  Also contributing to the overall decrease, antibody development and supply costs were significantly lower in the current period due to timing of supply requirements. Partially offsetting these decreases, salaries and related expenses increased, depreciation and amortization increased, and overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased. Antibody expense incurred in anticipation of potential future clinical trials, as well as our ongoing trials, was $502,000 and $6.3 million in the nine months ended March 31, 2009 and 2008, respectively. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2009 decreased $184,000 to $10.4 million compared to $10.6 million for the nine months ended March 31, 2008. The decrease is primarily due to a $1.8 million decrease in rent expense as rent expense for Waltham began upon initiation of the lease term in October 2007 which was prior to our occupancy of the facility in April 2008. Patent expenses and moving expenses also decreased during the current period.  Partially offsetting these decreases, salaries and related expenses increased $1.9 million during the current period.  During the nine months ended March 31, 2009, we recorded $1.2 million of compensation expense related to the transition of the previous chief executive officer of the Company in accordance with the succession plan approved by ImmunoGen’s Board of Directors in September 2008. We also recorded $323,000 of compensation expense related to the termination of the Vice President of Business Development. The remaining increase in salaries and related expense is primarily due to increased employee compensation levels and greater stock compensation costs.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended March 31, 2009 and 2008 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other (Expense) Income, net	2009	2008
Interest Income	$525	$1,854
Net Realized (Losses) Gains on Investments	(33)	7
Other than Temporary Impairment	(516)	(255)
Other (Loss) Income	(189)	458
Total Other (Expense) Income, net	$(213)	$2,064

Interest Income

Interest income for the nine months ended March 31, 2009 decreased $1.3 million to $525,000 from $1.9 million for the nine months ended March 31, 2008. The decrease in interest income is primarily the result of lower yields on investments tied to market rates, as well as a decrease in our average investment balance.

Net Realized (Losses) Gains on Investments

Net realized (losses) on investments were $(33,000) for the nine months ended March 31, 2009 compared to $7,000 of net realized gains on investments for the nine months ended March 31, 2008. The difference is attributable to market conditions and to the timing of investment sales.

Other than Temporary Impairment

During the nine months ended March 31, 2009, we recognized $516,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value compared to $255,000 in charges recognized during the nine months ended March 31, 2008.

Other (Loss) Income

During the nine months ended March 31, 2009 we recorded net (losses) on forward contracts of $(258,000) compared to net gains on forward contracts of $699,000 for the nine months ended March 31, 2008. We incurred $61,000 in foreign currency translation gains related to obligations with non-U.S. dollar-based suppliers during the nine months ended March 31, 2009 compared to $(243,000) in foreign currency translation (losses) during the same period in the prior year.

Liquidity and Capital Resources

	March 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$43,366	$41,192
Working capital	36,759	32,285
Shareholders’ equity	38,031	41,461
Cash used for operating activities (nine months ended)	(2,950)	(2,546)
Cash provided by investing activities (nine months ended)	7,306	6,415
Cash provided by financing activities (nine months ended)	885	998

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of March 31, 2009, we had approximately $43.4 million in cash and marketable securities. Net cash used in operations was $3 million and $2.5 million for the nine months ended March 31, 2009 and 2008, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash provided by investing activities was $7.3 million and $6.4 million for the nine months ended March 31, 2009 and 2008, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $1.5 million and $17.6 million for the nine-month periods ended March 31, 2009 and 2008, respectively. Included in capital expenditures for the prior year nine-month period were leasehold improvements made to our Waltham facility related to the construction allowance received from the landlord to build out laboratory and office space to our specifications, as well as expenditures for expansion and improvements of our manufacturing plant in Norwood, MA. Capital expenditures in the current nine-month period were primarily for the purchase of new equipment.

During December 2007, we were notified by a fund manager that a fund in which we hold an investment was unable to meet shareholder redemptions on a timely basis. We held approximately $3.7 million in this fund at March 31, 2009. Although amounts invested are not currently impaired in value, the balance is not readily convertible to cash.. We have received $14.8 million in redemptions since December 2007. In December 2007, we reclassified the balance in this fund from cash and cash equivalents to marketable securities. We expect to receive at least $2.3 million in redemptions during the fourth quarter of fiscal 2009 and the remainder in subsequent periods.

Net cash provided by financing activities was $885,000 and $998,000 for the nine months ended March 31, 2009 and 2008, respectively, which represents proceeds from the exercise of approximately 313,000 and 561,000 stock options, respectively.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

i) FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii) FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii) FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact these standards will have on our financial statements.

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

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.                             Defaults Upon Senior Securities

None.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

None

ITEM 5.                             Other Information

None.

ITEM 6.                             Exhibits

10.1*                                            Amendment to License Agreements made effective as of March 11, 2009 by and between ImmunoGen, Inc. and Genentech.

31.1                                                   Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                   Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32                                                            Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.

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

ImmunoGen, Inc.

Date: May 7, 2009	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Amendment to License Agreements made effective as of March 11, 2009 by and between ImmunoGen, Inc. and Genentech.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the
Sarbanes-Oxley Act of 2002.

(*) Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.