Form 10-K
period 2009-06-30
IMMUNOGEN INC
filed 2009-08-28
CIK 855654

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2008: $181,094,864 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's common stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 25, 2009: 57,057,596 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 11, 2009 are incorporated by reference into Part III.

ImmunoGen, Inc.
Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2009 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

The Company

        We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to be stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products.

        We believe that our TAP technology and our expertise in the development and humanization of monoclonal antibodies will enable us to become a leader in the application of antibody-based anticancer compounds. We plan to achieve this goal through the development of our own anticancer products and through collaborations with other companies. There are now six TAP compounds in clinical trials through our own programs and those of several of our collaborators. Our collaborators currently include: Amgen, Bayer HealthCare, Biogen Idec, Biotest, Genentech (a wholly-owned member of the Roche Group) and sanofi-aventis.

        We believe that the key initiatives central to our future success are:

  •
  Develop our own proprietary products.  We currently have two TAP compounds in clinical testing: IMGN901, a potential treatment for multiple myeloma, small-cell lung cancer or SCLC, Merkel cell carcinoma, ovarian cancer and other CD56-expressing cancers; and IMGN388, a potential treatment for solid tumors including melanomas, sarcomas and many carcinomas. We are advancing these compounds and also are using our scientific expertise to develop additional antibody-based anticancer compounds. Several of these additional compounds are in the research assessment phase from which we will determine their suitability to advance to preclinical development over the next six to 18 months.

  •
  Support and expand our collaborative arrangements.  Part of our business model is to establish collaborations with other companies in order to expand the application of our TAP technology and to provide us with additional sources of cash and revenue. For example, Genentech created trastuzumab-DM1, or T-DM1, under a collaborative arrangement with us that enabled it to use our maytansinoid cell-killing agents, including DM1, with antibodies that bind to HER2, such as its trastuzumab (Herceptin®) antibody. In February 2009, we earned a $6.5 million milestone payment with the start of T-DM1 Phase III clinical testing. Another compound is SAR3419, which was initially developed by us and was out-licensed to sanofi-aventis (then Aventis) from our preclinical pipeline as part of a broader collaboration between our companies. We have entered into other types of arrangements with collaborators around our technology, expertise, and product programs, and intend to continue to establish collaborations going forward.

  •
  Support our TAP technology to maintain our strong position in our field.  We have developed highly potent cell-killing agents designed specifically for attachment to antibodies for targeted delivery to cancer cells, and have a portfolio of linkers to affix our cytotoxic agents to antibodies. These cell-killing agents and linkers provide us and our collaborators the flexibility to select the design that works best for each antibody and target. More antibody-cytotoxic agent compounds have advanced into clinical testing using our technology than that of any other company. We continue to conduct research to develop additional cell-killing agents and linkers to further strengthen our unique position in the field. We recently reported that we have developed a new family of engineered linkers that we believe will extend the utility of our technology for the treatment of multidrug-resistant cancers. We also recently filed a patent on a new family of cell-killing agents which can kill cancer cells through a different mechanism than used by our maytansinoid agents.

        We were organized as a Massachusetts corporation in 1981. Our principal offices are located at 830 Winter Street, Waltham, Massachusetts (MA) 02451, and our telephone number is (781) 895-0600. We maintain a website at www.immunogen.com, where certain information about us is available. Please note that information contained on the website is not a part of this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through the "Investor Information" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Senior Officer and Financial Personnel Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the "Investor Information" section of our website.

Our TAP Technology

        Traditional chemotherapeutic agents typically kill any rapidly-dividing cell, including healthy cells, which can result in significant adverse side effects and limit their ability to be dosed to full therapeutic potential. The invention of monoclonal antibodies enables scientists to create proteins that bind specifically to antigen targets found on cancer cells. This scientific advancement led to the development of a few highly successful anticancer antibody therapeutics (CD20-binding Rituxan®, HER2-binding Herceptin, CD52-binding Campath® and EGFR-binding Erbitux® and Vectibix®). For many of the targets that have been identified on cancer cells, however, the binding of a monoclonal antibody to the target lacks meaningful anticancer activity.

        We created our TAP technology to significantly enhance the anticancer activity of monoclonal antibodies. We attach—using our engineered linkers—our highly potent cell-killing agents to such antibodies for targeted delivery to cancer cells. Our TAP technology can be used with antibodies that have anticancer activity of their own, such as trastuzumab, to achieve enhanced anticancer activity. The bigger opportunity, however, potentially may be use of our TAP technology with antibodies with little anticancer activity of their own, enabling effective antibody-based therapies to be developed for many more types of cancers.

        We developed our proprietary cell-killing agents specifically for attachment to antibodies for delivery to cancer cells. All TAP compounds currently in clinical or preclinical testing contain one of our maytansinoid cancer-cell killing agents (DM1 or DM4), which act by interfering with the activity of a substance, tubulin, that is essential for successful cell division. Cancer cells undergo frequent cell division, in contrast to most normal cells. Our maytansinoid agents are:

  •
  Potent.  Our proprietary maytansinoid agents are 1,000- to 10,000-fold more potent than traditional chemotherapy agents and are thus capable of killing cancer cells when the agents are present at low concentrations. This is important for an agent delivered to a cancer cell attached to an antibody, as generally only a small amount of antibody, and therefore, the attached cell-killing agent, will reach the cancer cells.

  •
  Attachable.  Our proprietary maytansinoid agents can be attached to an antibody using one of our engineered "linkers." Our linkers are designed to achieve a bond between the agent and the antibody that remains intact while the TAP compound is circulating in the bloodstream, rendering the cytotoxic agent inactive, but then enables the cytotoxic agent to exhibit its full potency once inside a cancer cell.

  •
  Producible.  Our proprietary maytansinoid agents can be readily manufactured and our supplier produces these agents for us in a manner that can be scaled-up to commercial production quantities.

  •
  Protectable.  We hold issued US patents on our maytansinoid agents and related derivatives and also have intellectual property related to their methods of production.

        We have developed other types of cell-killing agents in addition to our maytansinoid agents. Most recently disclosed is our IGN family of highly potent cell-killing agents. Our IGNs kill cancer cells by attacking their DNA and thus offer potential to extend the utility of our technology to cancers that are insensitive to tubulin-acting agents. We have filed a patent on our IGN cell-killing agents.

        We also have developed a portfolio of engineered linkers, which are used to attach our cell-killing agents to antibodies. Our linkers enable our cell-killing agents to remain securely attached to an antibody while a TAP compound is circulating in the blood stream, and then direct its release and activation inside a cancer cell. Our portfolio of linkers enables us to create highly-hindered disulfide bonds, less-hindered disulfide bonds and also a non-reducible or "non-cleavable" thioether bond. This provides us and our collaborators with flexibility in the construction of TAP compounds as the best design for each TAP compound varies depending upon the particular antibody and its target. We recently unveiled a new family of ImmunoGen linkers that have been shown in preclinical testing to provide enhanced activity against multi-drug resistant cancers. In recent years, we have gained increasing recognition by our collaborative partners for the depth of our expertise in the design, evaluation and development of antibody-cytotoxic agent compounds.

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

Product Candidate	Antigen Target	Cancer(s) expressing target(1)	Development Stage(2)	Collaborative Partner, if any
Trastuzumab-DM1 (T-DM1)	HER2	Breast cancer Gastric cancer	For HER2+ metastatic breast cancer: • 3rd line use— Phase II (potentially pivotal trial) • 2nd-line use— Phase III • 1st-line use— Phase II	Genentech/Roche
IMGN901	CD56	Hematological malignancies including multiple myeloma; small-cell lung cancer; Merkel cell carcinoma; other cancers of neuroendocrine origin	Phase I—multiple myeloma Phase I—SCLC and other solid tumors	Proprietary to ImmunoGen
SAR3419	CD19	B-cell malignancies including non-Hodgkin's lymphoma	Phase I—non-Hodgkin's lymphoma	sanofi-aventis
IMGN388	An integrin	Solid tumors	Phase I	ImmunoGen; Centocor has opt-in rights
BIIB015	Cripto	Solid tumors	Phase I	Biogen Idec
BT-062	CD138	Multiple myeloma, other	Phase I—multiple myeloma	Biotest; ImmunoGen has opt-in rights
SAR566658	CA6	Breast; ovarian; other solid tumors	Preclinical	sanofi-aventis
SAR650984(3)	CD38	Hematological malignancies	Preclinical	sanofi-aventis
TAP and other compounds	Undisclosed	Undisclosed	Research/preclinical	ImmunoGen/ collaborators

(1)
Types of cancers that express the target antigen. Not all tumors of any given type may express the antigen target and not all cancers that express the target may be listed.

(2)
Compounds in clinical testing are being assessed in patients whose cancer expresses the target antigen. Compounds that are not in clinical testing and have an undisclosed status are listed as research/preclinical.

(3)
Naked antibody.

Trastuzumab-DM1 (T-DM1)

        T-DM1 consists of our DM1 cell-killing agent attached to the HER2-binding antibody, trastuzumab, using our thioether linker. Trastuzumab is the active component of the marketed anticancer compound, Herceptin. T-DM1 was created under a HER2-specific license agreement established between ImmunoGen and Genentech in 2000. Genentech and its corporate parent, Roche, are developing T-DM1 on a worldwide basis.

        To date, we have earned $13.5 million of a potential $44 million in milestone payments with Genentech/Roche's advancement of T-DM1: $2 million when its Investigational New Drug, or IND, became effective in January 2006, $5 million when it entered Phase II clinical testing in July 2007, and $6.5 million milestone when it began Phase III evaluation in February 2009. In May 2006, Genentech retained us to develop a commercial-scale manufacturing process for T-DM1. We have completed and transferred this process.

        Multiple trials are being conducted by Genentech and/or Roche that evaluate T-DM1 for the treatment of HER2-positive metastatic breast cancer (HER2+ MBC). In March 2009, patient enrollment was completed in a Phase II trial evaluating T-DM1 as a third-line treatment for HER2+ MBC. Roche has disclosed that this trial could be used to gain approval of T-DM1 in the U.S. if the findings are compelling and that the findings from this trial are expected to be available in the fourth quarter of 2009, which would enable potential submission to the FDA in 2010. In February 2009, patient dosing began in a Phase III trial evaluating T-DM1 as a second-line treatment for HER2+ MBC. T-DM1 also is being evaluated as a first-line treatment for HER2+ MBC in a Phase II trial that began in July 2008. Clinical trials also are underway that evaluate T-DM1 used in combination with other agents.

IMGN901

        Our IMGN901 TAP compound targets the antigen known as CD56. CD56-expressing (CD56+) cancers include multiple myeloma as well as other hematological malignancies. They also include small-cell lung cancer, or SCLC, Merkel cell carcinoma, ovarian tumors and other cancers of neuroendocrine origin. IMGN901 consists of our CD56-binding antibody, huN901, with our DM1 cell-killing agent attached using one of our engineered linkers.

        We are evaluating IMGN901 for the treatment of CD56+ solid tumors in our Study 002 and intend to use the expansion phase of this Phase I trial to gain additional information on the compound for specific types of CD56+ solid tumors. Almost 100% of SCLC and Merkel cell carcinomas express CD56, and we recently reported encouraging initial clinical data with IMGN901 for the treatment of these cancers.

        We also are evaluating IMGN901 for the treatment of CD56+ multiple myeloma. Our Study 003 evaluates IMGN901 when used as a single agent for the treatment of this cancer, and our Study 005 is designed to evaluate it when used in combination with lenalidomide (Revlimid®) plus dexamethasone. We expect to start our Study 005 later this calendar year. Approximately 70% of multiple myeloma cases express CD56.

SAR3419

        SAR3419 consists of our DM4 cell-killing agent attached using one of our engineered linkers to a CD19-binding antibody that was created and humanized by us. We licensed this compound to sanofi-aventis in 2003 as part of a broader research collaboration. We earned a $1 million milestone payment from sanofi-aventis in October 2007 with the start of SAR3419 clinical testing. SAR3419 is being evaluated for the treatment of non-Hodgkin's lymphoma in two Phase I clinical trials that have different dosing schedules. Data from the first clinical trial are expected to be reported in December 2009. Like Genentech, sanofi-aventis retained us to develop a commercial-scale manufacturing process for SAR3419. We have completed our process work for sanofi-aventis.

BIIB015

        BIIB015 was created by Biogen Idec under a 2004 license that grants Biogen Idec the exclusive right to use our maytansinoid TAP technology with antibodies that target Cripto, an antigen found on solid tumors. BIIB015 consists of Biogen Idec's Cripto-binding antibody with our DM4 cell-killing agent attached using one of our engineered linkers. Biogen Idec submitted the IND for this compound to the FDA in February 2008, triggering a $1.5 million milestone payment to us. BIIB015 advanced into Phase I testing in the summer of 2008.

BT-062

        BT-062 was created by Biotest under a 2006 license that grants Biotest the exclusive right to use our maytansinoid TAP technology with antibodies that target CD138, an antigen found on multiple myeloma and certain other cancers. BT-062 consists of Biotest's anti-CD138 antibody with our DM4 cell-killing agent attached using one of our engineered linkers. Biotest advanced BT-062 into Phase I evaluation in September 2008, triggering a $500,000 milestone payment to us. We have opt-in rights on BT-062 in the U.S.

Other Compounds

        A number of product candidates using our technology are in various stages of preclinical research and development internally and at our collaborators. Among these are the TAP compound, SAR566658, and the naked (non-TAP) antibody, SAR650984, both of which are in development through our collaboration with sanofi-aventis.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society projects that 1.5 million new cases of cancer will be diagnosed in the U.S. in 2009 and that approximately 562,000 people will die from various cancers. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time. Additionally, patients often receive multiple drug regimens sequentially, either to treat or help prevent recurrence of the disease.

        We are assessing our IMGN901 compound for the treatment of CD56+ solid tumors and multiple myeloma. According to the American Cancer Society, approximately 21,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2009, and close to 11,000 people will die from the disease. Based on research conducted, we estimate that approximately 70% of multiple myeloma cases express the CD56 antigen targeted by IMGN901.

        IMGN901 has shown encouraging initial clinical findings for the treatment of SCLC and Merkel cell carcinoma. Close to 100% of these cancers express CD56. It is expected that approximately 29,000 new cases of SCLC will be diagnosed in the U.S. in 2009, as these cancers account for an estimated 13% of all U.S. lung cancer cases. Newly diagnosed patients generally respond to their first treatment regimen, but typically their SCLC then recurs. While many patients with recurrent disease could be eligible for additional treatment, survival at this stage is usually less than 6 months.

        Merkel cell carcinoma is an aggressive neuroendocrine cancer of the skin that typically occurs on the head/neck, most often in individuals of European ancestry. There are approximately 800 to 1400 new cases of MCC diagnosed in the U.S. each year, with the incidence considered to be increasing. Medicinal therapy is generally used with patients whose cancer has recurred following surgery and with patients who have metastases at the time of diagnosis. Metastatic disease is associated with a poor outcome, with a median survival time of 6.8 months

        We are assessing our IMGN388 compound for the treatment of solid tumors. Cancers of particular interest include melanoma and lung, breast, and ovarian cancers. According to the American Cancer Society, approximately 504,000 new cases of these cancers are expected to be diagnosed in the U.S. in 2009.

        In recent years, several antibody-based anticancer drugs—such as Herceptin, Rituxan and Erbitux—have enjoyed considerable commercial success, as have other targeted anticancer agents.

Out-licenses and Collaborations

        As part of our business strategy to expand the use of and financial return from our TAP technology, we enter into license agreements with third parties where we grant the other party the exclusive right to use our TAP technology with their antibodies to specific antigen targets. We also had a research collaboration with sanofi-aventis that provided them access to compounds in our preclinical pipeline. As part of these agreements, we are entitled to receive upfront fees, potential milestone payments and royalties on the sales of any resulting products. Our principal out-licenses and collaborative agreements are described below.

sanofi-aventis

        In July 2003, we entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR566658 (CA6), SAR650984 (CD38) and additional compounds at earlier stages of development that have yet to be disclosed.

        The collaboration agreement entitles us to receive milestone payments potentially totaling $21.5 million per antigen target for each therapeutic developed under the collaboration agreement. We have earned a $500,000 payment in September 2004 for a preclinical milestone related to SAR3419, a $1 million milestone payment in October 2007 with the start of clinical testing of SAR3419, a $500,000 payment in December 2007 for a preclinical milestone related to SAR650984 and a $500,000 payment in March 2008 for a preclinical milestone related to SAR566658. We also earned an aggregate of $8 million of milestone payments related to two product candidates that previously had been in the collaboration, AVE9633 and AVE1642. Rights to these two product candidates and their respective targets have been returned to us.

        The agreement also entitles us to royalties on the commercial sales of any resulting products if and when such sales commence. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement. The collaboration agreement also provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow sanofi-aventis to terminate our co-promotion rights if there is a change of control of our company.

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid us an upfront fee of $12.0 million in August 2003. Inclusive of its extensions, the agreement entitled us to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. We earned $81.5 million of committed research funding for activities performed under the completed research term of this agreement, and are now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

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

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets based on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 we received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

Genentech

        In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid TAP technology for use with antibodies, such as trastuzumab, that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. We are reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2 million non-refundable payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Genentech and Roche began Phase III evaluation of T-DM1 in February 2009, which triggered a $6.5 million milestone payment to us. Through June 30, 2009, we have received a total of $13.5 million in milestone payments.

        In May 2000 we also entered into a "right-to-test" agreement with Genentech. This agreement provided Genentech with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses for individual targets on agreed-upon terms to use our maytansinoid TAP technology to develop products. We received non-refundable technology access fees totaling $5 million for the eight-year term of the agreement. Genentech no longer has the right to designate new targets under this "right-to-test" agreement, although there are options with respect to previously designated targets that remain in effect for the remainder of the respective option periods, which will expire during 2009.

        Under this agreement, in April 2005, July 2005, December 2005 and December 2008, Genentech licensed exclusive rights to use our maytansinoid TAP technology with antibodies to four undisclosed targets. Under the terms defined in the 2000 "right-to-test" agreement, for each license we received a $1 million license fee and may receive up to $38 million in milestone payments. We are also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

Bayer HealthCare

        In October 2008, we entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the net sales of any resulting products. We also are entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer HealthCare as well as for any related process development activities.

Biogen Idec

        In October 2004, we entered into a development and license agreement with Biogen Idec MA Inc. The agreement grants Biogen Idec exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target Cripto. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. We received a $1 million upfront payment upon execution of the agreement. In January 2008, Biogen Idec submitted an IND to the FDA for BIIB015, which was created under this agreement. This event triggered a $1.5 million milestone payment to us.. Assuming all benchmarks are met, we could receive up to $42 million in milestone payments under this agreement. We are also entitled to receive royalties on net sales of resulting products. We also receive compensation from Biogen Idec for any product development research done on its behalf, as well as for the production of preclinical and clinical materials.

Biotest

        In July 2006, we entered into a development and license agreement with Biotest AG. The agreement grants Biotest exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target CD138. We received a $1 million upfront payment upon execution of the agreement. In September 2008, Biotest began Phase I evaluation of BT-062, which was created under this agreement. This event triggered a $500,000 milestone payment to us. Assuming all benchmarks are met under this agreement, we could receive up to $35.5 million in milestone payments. We are also entitled to receive royalties on net sales of any resulting products. We receive payments for manufacturing any preclinical and clinical materials made at the request of Biotest.

        The agreement also provides us with the right to elect, at specific stages during the clinical evaluation of any compound created under this agreement, to participate in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales and the milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

Amgen

        In September 2000, we entered into a ten-year "right-to-test" agreement with Abgenix, Inc., which was later acquired by Amgen, Inc. The agreement provides Amgen with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on an exclusive and non-exclusive basis for specified option periods and to take exclusive or non-exclusive licenses for individual targets on agreed-upon terms to use our maytansinoid TAP technology to develop products. We received a $5 million technology access fee in September 2000 and, with respect to each exclusive license taken, we are entitled to an upfront payment of $1 million and milestone payments potentially totaling $34 million and royalties on net sales of resulting products, if and when such sales commence. In April 2007 and July 2008, we granted Amgen a non-exclusive option and exclusive option, respectively, to test our TAP technology with antibodies to specific targets. For each option taken, Amgen paid us a nominal fee. Under this "right-to-test" agreement, there can be option periods in effect that extend beyond the expiration of the agreement in September 2010. As of the date of this Annual Report on Form 10-K, Amgen has not taken any licenses under this agreement.

In-Licenses

        From time to time we may in-license certain rights to targets or technologies for use in conjunction with our internal efforts to develop both TAP and naked-antibody products and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Centocor, Inc.

        In December 2004, we entered into a development and license agreement with Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Centocor was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that comprise an antibody developed by Centocor that binds to an integrin cancer target and a maytansinoid cell-killing agent developed by us. Under the terms of the agreement, we received an upfront payment of $1 million upon execution of the agreement.

        In December 2007, we licensed from Centocor the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an integrin-binding antibody developed by them and one of our maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above. Centocor has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party expenses. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third party, half of which was paid by ImmunoGen.

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our product candidates. These licenses include rights to certain antibodies.

Patents, Trademarks and Trade Secrets

        We have a strategy of obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2009, our patent portfolio had a total of 268 worldwide issued patents and 473 patent applications worldwide that we own or license from third parties.

        We have issued and pending patents related to monoclonal antibodies. These antibodies may be a component of a TAP compound or may be developed as a "naked" antibody anticancer therapeutic. Among these patents is an issued U.S. patent claiming a method of humanizing murine antibodies to avoid their detection by the human immune system. This patent covers certain technology that we have licensed to sanofi-aventis on a non-exclusive basis, as described elsewhere in this Annual Report on Form 10-K under the heading "Outlicenses and Collaboration—sanofi-aventis." We have received comparable patents in other jurisdictions, primarily in the major countries of Europe and in Japan. These patents will expire between 2013 and 2014.

        Of the eight product candidates named in the table on page 6 of this Annual Report on Form 10-K that are being developed by us or by our collaboration partners, one is a naked antibody and seven are TAP compounds that contain our proprietary maytansinoid cell-killing agents. We seek to protect our maytansinoids and TAP compounds through a multi-pronged approach. As of June 30, 2009, we owned 20 issued U.S. patents related to our maytansinoid technology, as follows: claiming composition and use of certain maytansinoids; claiming conjugates composed of maytansinoids and cell-binding agents; claiming a process for the preparation of certain maytansinoids; and claiming methods of preparation of conjugates composed of maytansinoids and cell-binding agents. In all cases we have received or are applying for comparable patents in other jurisdictions, primarily in the major countries of Europe and in Japan. We also have submitted patent applications in the U.S., Europe, Japan and elsewhere covering other aspects of our TAP technology, including methods of attachment of cell-killing molecules to antibodies and the antibody component of TAP compounds as discussed above, as well as the use of some of these product candidates and inventions for certain diseases. We expect our work will lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents.

        Typically, multiple issued and pending patents can apply for each TAP compound, and the patents that apply can vary among the TAP compounds and over time. For example, we have issued patents that extend beyond 2020 that cover aspects of the manufacturing of the maytansinoid cell-killing agents used to make T-DM1, IMGN901 and other TAP compounds. We have issued patents covering our DM1 and DM4 maytansinoid cell-killing agents that expire in 2010 and 2024, respectively, and a pending patent application covering conjugates using our SMCC thioether linker which, if issued as filed, would cover antibody-maytansinoid conjugates using this linker, such as T-DM1.

        As of June 30, 2009, we also owned issued patents covering proprietary derivatives of non-maytansinoid cell-killing molecules. These additional patent families are currently not material to our business.

        As described elsewhere in this annual report on Form 10-K under the heading "In-Licenses—Centocor, Inc.," we have in-licensed certain technology from Centocor in connection with the development of our IMGN388 product candidate. In addition, we have in-licensed intellectual property relating to our IMGN901 product candidate from Dana-Farber Cancer Institute. We do not believe that the terms of this license are material to our business or prospects.

        We cannot provide assurance that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Wyeth, Seattle Genetics, Inc., and Medarex, Inc. have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

  •
  the use of therapeutic vaccines.

Regulatory Matters

Government Regulation and Product Approval

        Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the U.S.

U.S. Drug Development Process

        In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

  •
  submission to the FDA of an IND which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

  •
  submission to the FDA of an NDA or BLA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA or BLA.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

        Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed.

        Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

        Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase I:  The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

  •
  Phase II:  Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase III:  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

        In addition, under the Pediatric Research Equity Act of 2007, or PREA, an NDA, BLA and certain types of supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. PREA sunsets on October 1, 2012.

        The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA or BLA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured.

        NDAs or BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition,

products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

        If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing which involves clinical trials designed to further assess a drug's safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

        Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

        Pediatric exclusivity is another type of exclusivity in the U.S. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study. The current pediatric exclusivity provision will sunset on October 1, 2012.

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

New Drugs for Serious or Life Threatening Illnesses

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

        "Fast Track" status also incorporates initiatives announced by the President of the U.S. and the FDA Commissioner in March 1996 intended to provide cancer patients with faster access to new cancer therapies. One of these initiatives states that the initial basis for approval of anticancer agents to treat refractory, hard-to-treat cancer may be objective evidence of response, rather than statistically improved disease-free and/or overall survival, as had been common practice. The sponsor of a product approved under this accelerated mechanism is required to follow up with further studies on clinical safety and effectiveness in larger groups of patients.

Post-Approval Requirements

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

        Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007, or FDAAA, gave the FDA enhanced postmarket authority, including the authority to require postmarket studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. Failure to comply with any requirements under the new law may result in significant penalties. The new law also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank, including summary adverse effect information. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

        In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. For drugs without approval in any Member State, the decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State's assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

Reimbursement

        Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government healthcare programs, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and included a major expansion of the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

        It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for future approved drugs. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, the administration of President Obama is supporting and Congress is currently considering major changes to the way that healthcare is provided to U.S. citizens. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have an effect on the payments for our approved products, if any, and could have a material adverse effect on our business, financial condition and profitability.

        In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Research and Development Spending

        During each of the three years ended June 30, 2009, 2008 and 2007, we spent approximately $45.9 million, $60.0 million and $49.4 million, respectively, on research and development activities. During the year ended June 30, 2009, approximately 14% of our full-time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration compared to 36% and 55% during the years ended June 30, 2008 and 2007, respectively.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, ansamitocin P3, DM1, DM4, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Cytovance Biologics LLC, SAFC, Inc. and Società Italiana Corticosteroidi S.r.l.

        In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is reimbursed by our collaborators based on the number of batches of preclinical and clinical materials produced on their behalf. Over the past few years, we have expanded and upgraded the capabilities of our manufacturing facility.

Employees

        As of June 30, 2009, we had 210 full-time employees, of whom 174 were engaged in research and development activities. Seventy-four research and development employees hold post-graduate degrees, of which 39 hold Ph.D. degrees and five hold M.D. degrees. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin is a registered trademark of Genentech. Rituxan is a registered trademark of Biogen Idec. Erbitux is a registered trademark of ImClone Systems.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2009, we had an accumulated deficit of $321.5 million. For the years ended June 30, 2009, 2008, and 2007, we generated losses of $31.9 million, $32.0 million and $19.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our or our collaborators' product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our product candidates or royalties on revenues from the commercial sale of our collaborators' product candidates in the near future, and we may never generate revenues from the commercial sale of products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements for fiscal year 2010 and at least a portion of the following fiscal year. However, we may need additional financing sooner due to a number of factors including:

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

        Our TAP technology yields novel product candidates for the treatment of cancer. To date, no TAP product candidate has obtained regulatory approval and the most advanced TAP product candidate is in Phase III clinical testing. Our TAP product candidates and/or our collaborators' TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only one compound that is a conjugate of an antibody and a cytotoxic small molecule that has obtained approval by the FDA and is based on technology similar to our TAP technology. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborative partners' product candidates will be lengthy and expensive and their outcome is uncertain.

        Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. Our, as well as our collaborative partners', most advanced TAP product candidate is in Phase III clinical testing. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials of our product candidates for various reasons, including:

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

        If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborative partners may devote to our product candidates. Our collaborative partners may separately pursue competing product candidates, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborative partners may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

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

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis that entitled us to receive committed research funding. We recorded $81.5 million of committed research and development support revenue under this agreement. The committed funding portion of this agreement ended in October 2008 and there are no other agreements in place at this time that entitle us to committed research funding. As a result, we expect a reduction in our research and development revenue. To date, we have recorded $13.5 million in milestone payments with the advancement of T-DM1. Our agreement with Genentech entitles us to receive up to $44 million in milestone payments and also royalties on commercial sales, if any. Failure of Genentech to continue to advance T-DM1 would have an adverse effect on our financial outlook. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, its continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

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

        We rely on third-party suppliers to manufacture antibodies used in our own proprietary product candidates. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials. For example, enrollment of new patients into all clinical trials of IMGN901 was suspended in late 2006 due to insufficient supply of IMGN901. We believe we have resolved these supply issues and that we have sufficient supply of IMGN901 to complete these trials on a timely basis. There can be no assurance that we will not have future supply problems that could delay or stop our clinical trials or otherwise could have a material adverse effect on our business.

We currently rely on one third-party manufacturer with commercial production experience to produce our cell-killing agents, DM1 and DM4.

        We rely on third-party suppliers to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4—collectively DMx—are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we have transitioned from our original supplier of ansamitocin P3, as well as our single supplier that converts ansamitocin P3 to DMx, to one larger company with more commercial production experience. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations, preclinical studies and clinical trials of our product candidates and our collaborators' product candidates, which could negatively affect our business.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners' potential products.

        Currently, we have only one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and our collaborative partners for preclinical studies and early-stage clinical testing. Two of our partners have contracted for separate large, scale manufacturing capacity to make materials to support potential future commercialization of their compounds. We do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later-stage clinical trials and commercialization of our potential products. We are currently in the process of developing relationships with third-party manufacturers that we believe will be necessary to continue the development of our product candidates. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

        In addition to the outsourcing of manufacturing, we may develop our manufacturing capacity in part by expanding our current facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for later-stage clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these cGMP regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

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

        We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

        The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Wyeth, Seattle Genetics, Inc. and Medarex, Inc. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

        Our product candidates, if approved and commercialized, will also compete against well-established, existing, therapeutic products that are currently reimbursed by government healthcare programs, private health insurers and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from generic products if the product candidate is a small molecule drug, or biosimilars if the product candidate is a biologic. The route to market for generic versions of small molecule drugs was established with the passage of the Hatch-Waxman Amendments in 1984, but there currently is no process in the U.S. for the submission or approval of a biosimilar product. The U.S. Congress has been considering the issue and legislation has been proposed. It is not currently evident, however, whether any of the pending legislative proposals will be enacted. In Europe, however, the European Agency for the Evaluation of Medical Products has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the U.S. or Europe, it could have a negative effect on sales of the potential product and our financial condition.

        We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding antibody-based therapeutics for cancer continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

If we are unable to protect our intellectual property rights adequately, the value of our technology and our product candidates could be diminished.

        Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving, is surrounded by a great deal of uncertainty and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents. Although we own numerous patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance.

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

        In recent years, policymakers have also proposed reforming U.S. patent laws and regulations. For example, patent reform legislation was introduced in both houses of the U.S. Congress in 2009, and the Senate Judiciary Committee approved a patent reform bill in April 2009. In general, the proposed legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, changing the way damages for patent infringement are calculated, establishing new procedures for challenging patents and establishing different methods for invalidating patents. While we cannot predict what form any new patent reform laws or regulations ultimately may take, final legislation could introduce new substantive rules and procedures for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business and prospects.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights held by third parties and we may be unable to protect our rights to, or to commercialize, our product candidates.

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

        Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, as a result of market trends and as a result of our low stock price and daily trading volume. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our TAP technology, new collaborations and clinical advancement or discontinuation of product candidates that make use of our TAP technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

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

        On July 11, 2007, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock. Pursuant to the shelf registration statement, on June 20, 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million. Additionally, on June 23, 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 89,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The initial term of the 830 Winter Street lease expires on March 31, 2020, with an option for us to extend the lease for two additional five-year terms. We currently are attempting to sublease approximately 14,000 square feet of laboratory and office space at this location. We also lease approximately 43,850 square feet of space in Norwood, MA, which serves as our conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2011, with an option for us to extend the lease for an additional five-year term.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2009.

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

        Daniel M. Junius, age 57, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since January 2009. Prior to that he served as our President and Chief Operating Officer and Acting Chief Financial Officer since July 2008 to December 2008, as our Executive Vice President and Chief Financial Officer from 2006 to July 2008, and as our Senior Vice President and Chief Financial Officer from 2005 to 2006. Prior to joining ImmunoGen, he served as Executive Vice President and Chief Financial Officer of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 2002 to 2004, and as Senior Vice President and Chief Financial Officer of NEBS from 1998 to 2002. Mr. Junius is also a director of ImmunoGen.

        John M. Lambert, Ph.D., age 58, joined ImmunoGen in 1987, and has served as our Executive Vice President, Research and Development and Chief Scientific Officer since July 2008. Prior to that he served as our Senior Vice President, Research and Development and Chief Scientific Officer from early 2008 to July 2008, as our Senior Vice President, Pharmaceutical Development, from 2000 to early 2008, as our Vice President, Research and Development, from 1994 to 2000, and as our Senior Director of Research from 1987 to 1994. Prior to joining ImmunoGen, Dr. Lambert was an assistant professor at Harvard Medical School working at the Dana-Farber Cancer Institute. Dr. Lambert holds a Ph.D. in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        James J. O'Leary, MD, age 45, joined ImmunoGen in 2008, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, Dr. O'Leary served as Senior Medical Director Clinical Oncology of Bayer Corporation, a pharmaceutical company from 2006 to

2008. Prior to that, he served as Medical Director Clinical Oncology of Pfizer Global Research and Development, a pharmaceutical company, from 2003 to 2006, and as Assistant Medical Director Clinical Oncology of Pfizer from 2000 to 2003. Prior to that, he served as a Medical Reviewer, Division of Oncology Drug Products at the U.S. Food and Drug Administration from 1998 to 2000. Dr. O'Leary has a Doctor of Medicine degree from the State University of New York—Health Science Center at Brooklyn.

        Gregory D. Perry, age 49, joined ImmunoGen in January 2009, and has served as our Senior Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, he served as Chief Financial Officer of Elixir Pharmaceuticals, Inc., a pharmaceutical company, from 2007 to 2008. Prior to that, he served as Chief Financial Officer for Domantis Ltd., a biopharmaceutical company, in 2006, and as Senior Vice President, Finance and Chief Financial Officer of Transkaryotic Therapies, Inc., a biopharmaceutical company, from 2003 to 2005.

        Peter Williams, age 55, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date. Prior to joining ImmunoGen, he served as a Senior Director of Business Development at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from 2006 to August 2009. Prior to that, he served as Vice President of Business Development of Link Medicine Corporation, a drug development company, from 2005 to 2006. Prior to that he, acted as an independent business development consultant from 2003 to 2006. Prior to that, he served as a Senior Director of Business Development at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2003.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$5.80	$2.95	$5.72	$4.29
Second Quarter	$4.89	$2.47	$5.43	$3.97
Third Quarter	$7.19	$3.85	$4.18	$2.73
Fourth Quarter	$8.83	$6.49	$4.73	$3.01

        As of August 12, 2009, the closing price per share of our common stock was $7.36, as reported by NASDAQ, and we had approximately 530 holders of record of our common stock and, according to our estimates, approximately 9,331 beneficial owners of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

			(c)
	(a)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders(1)	5,529	$6.36	2,734
Equity compensation plans not approved by security holders	—	—	—

Total	5,529	$6.36	2,734

(1)
These plans consist of the Restated Stock Option Plan and the 2006 Employee, Director and Consultant Equity Incentive Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2009. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Total revenues	$27,988	$40,249	$38,212	$32,088	$35,718
Total operating expenses	59,804	74,361	60,438	53,474	48,395
Other (expense) income, net	(221)	2,119	3,274	3,569	1,755
(Benefit) provision for income taxes	(100)	27	35	17	29

Net loss	$(31,937)	$(32,020)	$(18,987)	$(17,834)	$(10,951)

Basic and diluted net loss per common share	$(0.63)	$(0.75)	$(0.45)	$(0.43)	$(0.27)

Basic and diluted weighted average common shares outstanding	51,068	42,969	41,759	41,184	40,868

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$71,125	$47,871	$59,700	$75,023	$90,565
Total assets	100,704	83,338	80,421	94,128	110,132
Stockholders' equity	66,857	55,299	58,401	72,350	86,842

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small molecule cytotoxic, or cell-killing, agents. Our Targeted Antibody Payload, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells, and consists of a tumor-targeting monoclonal antibody with one of our proprietary cell-killing agents attached using one of our engineered linkers. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners' TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop "naked," or non-conjugated, antibody anticancer product candidates.

        We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner's request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Bayer HealthCare, Biogen Idec, Biotest , Genentech (a wholly-owned member of the Roche Group) and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements follow.

        sanofi-aventis—In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. Under the terms of this agreement, in consideration of an upfront payment of $12 million, sanofi-aventis gained worldwide commercialization rights to new anticancer therapeutics developed to targets included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The agreement included a research support funding commitment by sanofi-aventis for $50.7 million over the first three years of the agreement, and then for an additional $18.2 million when the agreement was extended for a fourth year, and then for an additional $10.4 million when the agreement was extended for a fifth year. We earned $81.5 million of committed research funding for activities performed under the completed research term of this agreement, of which $2.7 million, $10.8 million, and $18.9 million was recognized during fiscal years 2009, 2008 and 2007, respectively, and are now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

        The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through the end of fiscal 2009, we have earned an aggregate of $10.5 million in milestone payments under this agreement.

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

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting product. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 we received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee. We have deferred the $3.5 million exercise fee and are recognizing this amount as revenue over the initial three-year option term.

        Genentech—In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from

Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through the end of fiscal 2009, we have received $13.5 million in milestone payments.

        In December 2008, Genentech licensed the exclusive right to use our maytansinoid TAP technology with its therapeutic antibodies to an undisclosed target. This license was taken under a "right-to-test" agreement entered into by the companies in 2000 that provided Genentech with the right to take exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed-upon terms. While the agreement expired in May 2008, a limited number of options to targets remain in place for a short period of time. This license was taken under one of these options. Under the terms of the license, we received a $1 million upfront payment and are entitled to receive up to $38 million in milestone payments plus royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from this license. We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.

        Bayer HealthCare—In October 2008, we entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. We will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. We also are entitled to receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare as well as for any related process development activities. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2009, we had approximately $71.1 million in cash and marketable securities compared to $47.9 million in cash and marketable securities as of June 30, 2008.

        We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and upfront fees. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

        At June 30, 2009, we had the following three types of collaborative contracts with the parties identified below:

  •
  Exclusive license to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen:

    Bayer HealthCare (single-target license)

    Biogen Idec (single-target license)

    Biotest (single-target license)

    Genentech (multiple single-target licenses)

    sanofi-aventis (license to multiple individual targets)

  •
  Option agreement for a defined period of time to secure licenses to use our TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

    Amgen

    Genentech

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

        We defer upfront payments received from our broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between three and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and is recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single-target license to the collaborator, we defer the license fee and account for the fee as we would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, we would recognize any remaining deferred option fee over the period of our substantial involvement under the license acquired. In the event a broad option agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single-target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

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

        We produce preclinical and clinical materials for our collaborators. We are reimbursed for our direct costs and a portion of our overhead costs to produce clinical materials. We recognize revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

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

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that is not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal 2008, we obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, we had committed to a level of production which yielded more material than would be required by our collaborators over the next twelve months. As a result, during the year ended June 30, 2008, we recorded a $2.1 million charge to research and development expense related to raw material inventory identified as excess. We also recorded $1.6 million to write down the raw material inventory purchased during the fiscal year 2008 to its net realizable value, which is also included in research and development expense for the year ended June 30, 2008. No similar costs were recorded during the years ended June 30, 2009 and 2007. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators' projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2009, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or Statement 123(R), using the modified-prospective-transition method. Under this methodology, the estimated fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2009, 2008 and 2007 was $4.0 million, $2.9 million and $2.4 million, respectively. During fiscal year 2009, we recorded approximately $843,000 of stock compensation cost related to the modification of certain outstanding common stock options in accordance with the former Chief Executive Officer's succession plan.

  Investment in Marketable Securities

        We invest in marketable securities of highly rated financial institutions and investment-grade debt instruments and limit the amount of credit exposure with any one entity. We have classified our marketable securities as "available-for-sale" and, accordingly, carry such securities at aggregate fair value. In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge related to any credit loss in our consolidated statement of operations. The factors that we consider in our evaluation include the fair market value of the security, the duration and magnitude of the security's decline, and our intent to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results. During the fiscal years ended June 30, 2009 and 2008, we recorded approximately $516,000 and $535,000, respectively, in other-than-temporary impairment charges. No similar charges were recorded in the fiscal year ended June 30, 2007. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS 115-2, which amended the other-than-temporary impairment model for debt securities. As a result of the adoption of this standard, during fiscal year 2009 we reclassified $54,000 of previously recognized other-than-temporary impairment charges to other comprehensive loss as a cumulative effect adjustment.

  Fair Value of Financial Instruments

        As of July 1, 2008, we partially adopted the provisions of FASB Statement No. 157, Fair Value Measurements, or Statement 157, for financial assets and liabilities recognized at fair value on a recurring basis. Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. The provisions of Statement 157 related to other non-financial assets and liabilities will be effective for us on July 1, 2009, and will be applied prospectively.

        Fair value is defined under Statement 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Statement 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable. As noted in Note B., Summary of Significant Accounting Policies, the fair value of our investments is generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

        Effective this quarter, we implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact our financial position or results of operations.

        Effective this quarter, we have also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of

Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations.

  Derivatives

        Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange rate fluctuations for existing or anticipated receivable and payable balances denominated in foreign currency. Derivatives are estimated at fair value and classified as other current assets or liabilities in the accompanying consolidated balance sheets. The fair value of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

        We do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net (losses) gains recognized on forward contracts for the years ended June 30, 2009, 2008 and 2007 were $(234,000), $699,000 and $112,000, respectively, and are included in the accompanying Consolidated Statement of Operations as other (expense) income, net. As of June 30, 2009, we had outstanding forward contracts with amounts equivalent to approximately $517,000 (371,000 in Euros), all maturing on or before July 24, 2009. As of June 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros), all maturing on or before August 20, 2008. As of June 30, 2007, we had outstanding forward contracts with amounts equivalent to approximately $6.5 million (4.8 million in Euros). We do not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2009 were $28.0 million compared with $40.2 million and $38.2 million for the years ended June 30, 2008 and 2007, respectively. The $12.2 million decrease in revenues in fiscal year 2009 from fiscal year 2008 is primarily attributable to lower revenues from research and development support and clinical materials reimbursement, partially offset by higher revenues from license and milestone fees, as discussed below. The $2.0 million increase in revenues in fiscal year 2008 from fiscal year 2007 is primarily attributable to higher revenues from clinical materials reimbursement and license and milestone fees, as discussed below.

        Research and development support was $7.6 million for the year ended June 30, 2009, $15.0 million for the year ended June 30, 2008, and $25.5 million for the year ended June 30, 2007. These amounts primarily represent committed research funding earned based on actual resources utilized under our discovery, development and commercialization agreement with sanofi-aventis, as well as amounts earned for resources utilized under our development and license agreements with other various collaborators. Under the terms of the sanofi-aventis agreement, we were entitled to receive committed research funding totaling not less than $79.3 million over the five years of the research collaboration, which included the initial three-year term of the research program ending August 31, 2006 plus the two 12-month extensions beginning September 1, 2006. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed-upon research. Through the end of the research program, we earned $81.5 million of committed funding. Subsequent to October 31, 2008, we have performed, and will continue to perform, research on behalf of sanofi-aventis as mutually agreed-upon. Also included in research and development support revenue are development fees charged for reimbursement for our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2009, 2008 and 2007 is included in the following table (in thousands):

	Year Ended June 30,
	2009	2008	2007
Collaborative Partner:
Bayer HealthCare	$227	$88	$—
Biogen Idec	621	336	447
Biotest	1,361	1,648	1,653
Centocor	—	466	418
Genentech	238	741	3,487
sanofi-aventis	4,861	11,697	18,916
Other	258	59	565

Total	$7,566	$15,035	$25,486

        Revenue from license and milestone fees for the year ended June 30, 2009 increased approximately $1.9 million to $15.1 million from $13.2 million in the year ended June 30, 2008. Revenue from license and milestone fees for the year ended June 30, 2007 was $7.6 million. Included in license and milestone fees for the year ended June 30, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of trastuzumab-DM1, or T-DM1, by Genentech, a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest. Also during the year ended June 30, 2009, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. Included in license and milestone fees for the year ended June 30, 2008 was $5 million related to the achievement of a milestone under the Genentech agreement from the initiation of Phase II clinical testing of T-DM1, $1.5 million related to the achievement of a milestone under the Biogen Idec agreement from the submission of the IND application for BIIB015, $2 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of SAR3419 and certain preclinical milestones. Included in license and milestone fees for the year ended June 30, 2007 was $2 million related to the achievement of a milestone under the sanofi-aventis agreement from the initiation of clinical testing of AVE1642. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2009, 2008 and 2007 is included in the following table (in thousands):

	Year Ended June 30,
	2009	2008	2007
Collaborative Partner:
Amgen	$511	$433	$406
Bayer HealthCare	410	—	—
Biogen Idec	228	1,684	88
Biotest	669	169	157
Boehringer Ingelheim	486	—	—
Centocor	138	69	113
Genentech	6,651	5,991	1,550
Millennium	361	—	653
sanofi-aventis	5,663	4,810	4,618

Total	$15,117	$13,156	$7,585

        Deferred revenue of $12.7 million at June 30, 2009 represents payments received from our collaborators pursuant to our license and supply agreements with them which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials reimbursement decreased by approximately $6.8 million to $5.3 million in the year ended June 30, 2009 compared to $12.1 million in the year ended June 30, 2008. We earned clinical materials reimbursement of $5.1 million during the year ended June 30, 2007. During the years ended June 30, 2009, 2008 and 2007, we shipped clinical materials in support of a number of clinical trials including, for certain of these years, those of T-DM1, AVE9633, SAR3419, BIIB015, BT-062, and of Centocor's planned clinical testing of their antibody-DMx conjugate now called IMGN388, as well as preclinical materials in support of the development efforts of certain other collaborators and DMx shipments to certain collaborators in support of development and manufacturing efforts. The decrease in clinical materials reimbursement in fiscal year 2009 as compared to fiscal year 2008 is primarily related to $5.0 million in revenue recognized from supplying DMx to a collaborator in fiscal year 2008, along with the transfer of T-DM1 to commercial-scale production at a third-party contract manufacturing organization in fiscal year 2009. The increase in clinical materials reimbursement in fiscal year 2008 as compared to fiscal year 2007 is primarily related to $5.0 million in revenue recognized from supplying DMx to a collaborator in fiscal year 2008, along with the advancement of the clinical trials of AVE9633 and SAR3419. During fiscal year 2009, sanofi-aventis discontinued clinical trial activity for AVE9633. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  production costs for the supply of DMx for our and our partners' preclinical and clinical activities;

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

        Research and development expense for the year ended June 30, 2009 decreased $14.1 million to $45.9 million from $60.0 million for the year ended June 30, 2008. Research and development expense was $49.4 million for the year ended June 30, 2007. The average number of our research and development personnel increased to 175 for the year ended June 30, 2009 compared to 172 for the year ended June 30, 2008. We had an average of 167 research and development personnel for the year ended June 30, 2007. Research and development salaries and related expenses increased by $1.4 million in the year ended June 30, 2009 compared to the year ended June 30, 2008 and increased by $336,000 in the year ended June 30, 2008 compared to the year ended June 30, 2007. Included in salaries and related expenses for the year ended June 30, 2009 is $1.7 million of stock compensation costs compared to $1.6 million and $1.4 million of stock compensation costs for fiscal years 2008 and 2007, respectively. Facilities expense, including depreciation, increased $680,000 during fiscal year 2009 as compared to fiscal year 2008 and increased $1.2 million in fiscal year 2008 compared to fiscal year 2007. The increase in facilities expense in fiscal year 2009 was principally due to an increase in depreciation and amortization resulting from the build out of laboratory and office space at our Waltham, MA facility, which is partially offset by the amortization of the lease incentive, and significant capital improvements made to our Norwood, MA facility. The increase in facilities expense in fiscal year 2008 was principally due to an increase in depreciation and amortization and an increase in rent expense. The increase in depreciation and amortization was due to the acceleration of amortization of leasehold improvements for our Cambridge, MA facilities resulting from our move to Waltham, MA in fiscal year 2008, as well as new capital purchases.

        Included in research and development expenses for the year ended June 30, 2008 is a $2.1 million charge related to raw material inventory identified as excess and a $1.6 million charge to write down raw material purchased during that year to its net realizable value. No similar costs were recorded during fiscal years 2009 and 2007. Reserve requirements for excess quantities of DMx are principally determined based on our collaborators' forecasted demand compared to our inventory position. The DMx purchased during fiscal year 2008 was produced by a supplier in conjunction with process scale-up, resulting in the purchase of quantities of material exceeding anticipated collaborator demand in the next twelve months. Due to lead times required to secure material, process development and the changing requirements of our collaborators, expenses to recognize excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. See "Inventory" within our Critical Accounting Policies above for further discussion of our inventory reserve policy.

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

	Year Ended June 30,
Research and Development Expense	2009	2008	2007
Research	$13,965	$15,265	$15,647
Preclinical and Clinical Testing	9,762	8,280	8,072
Process and Product Development	6,037	5,731	5,599
Manufacturing Operations	16,140	30,737	20,091

Total Research and Development Expense	$45,904	$60,013	$49,409

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses decreased $1.3 million to $14.0 million in fiscal year 2009 from fiscal year 2008 and decreased $382,000 to $15.3 million in fiscal year 2008 from fiscal year 2007. The decrease in research expense in fiscal year 2009 was principally the result of a decrease in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, resulting in lower personnel costs included in research expense for the current period. The decrease in research expenses in fiscal year 2008 was principally the result of a decrease in salaries and related expenses, partially offset by an increase in facilities expense. Included in salaries and related expense for the year ended June 30, 2007 were severance costs related to the departure of an executive, as well as the reorganization of departments mentioned previously, resulting in lower personnel costs included in research expenses for fiscal year 2008.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, and the cost of our own clinical trials, excluding the cost of clinical materials which is included in manufacturing operations expense. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $1.5 million to $9.8 million in fiscal year 2009 from fiscal year 2008 and $208,000 to $8.3 million in fiscal year 2008 from fiscal year 2007. The increase in fiscal year 2009 was primarily due to an increase in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, as well as an increase in clinical trials costs. The increase in fiscal year 2008 was primarily the result of a $500,000 milestone fee incurred with a third party related to gaining authorization from the FDA to begin clinical testing with IMGN388, as well as increased consulting and recruiting fees. These increases were partially offset by a decrease in salaries and related expense resulting from a decrease in personnel due to turnover.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $306,000 to $6.0 million in fiscal year 2009 from fiscal year 2008 and increased $132,000 to $5.7 million in fiscal year 2008 from fiscal year 2007. The increase in fiscal year 2009 was primarily the result of the reorganization of departments in July 2008. The increase in fiscal year 2008 was primarily the result of an increase in facilities expense.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators'

preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense decreased $14.6 million to $16.1 million in fiscal year 2009 from fiscal year 2008 and increased $10.6 million to $30.7 million in fiscal year 2008 from fiscal year 2007. The decrease in fiscal year 2009 was primarily the result of (i) a decrease in supply of DMx and clinical materials to our collaborators; (ii) a decrease in antibody supply and development expenses; (iii) a decrease in contract service expenses; and (iv) a significant decrease in charges incurred related to the write down of raw material inventory. Partially offsetting these decreases, salaries and related expenses increased, depreciation and amortization increased, and overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased. The increase in fiscal year 2008 was primarily the result of (i) an increase in supply of DMx and clinical materials to our collaborators; (ii) an increase in salaries and related expenses due to an increase in personnel, as well as salary increases; (iii) an increase in antibody supply and development expenses; (iv) an increase in facilities expense; and (v) an increase in charges incurred related to the write down of raw material inventory purchased during the year to its net realizable value and raw material inventory identified as excess. Partially offsetting these increases contract service expense decreased due primarily to lower DMx development costs for the potential production of later-stage materials.

        Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $503,000 in fiscal year 2009, $7.4 million in fiscal year 2008, and $6.8 million in fiscal year 2007. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2009 decreased $448,000 to $13.9 million from $14.3 million for the year ended June 30, 2008. General and administrative expenses for the year ended June 30, 2007 were $11.0 million. The decrease in fiscal year 2009 as compared to fiscal year 2008 was primarily the result of a decrease in rent expense and move-related expenses, partially offset by greater salaries and related expenses. During fiscal year 2008, the Company recognized $1.5 million of expense related to the rental of laboratory and office space in Waltham prior to occupying the space in late March 2008, as well as $799,000 of move-related expenses, classifying such as general and administrative expenses. During fiscal year 2009, the Company recognized a total of $1.6 million in stock compensation expense and other compensation costs related to the former Chief Executive Officer's succession plan and a termination of an executive. The increase in fiscal year 2008 as compared to fiscal year 2007 was primarily the result of (i) an increase in rent expense for the new facility for the period prior to occupancy; (ii) an increase in move-related expenses; (iii) an increase in salaries and related expenses due to an increase in personnel, salary increases, and higher stock compensation costs; (iv) an increase in patent costs resulting from expanded filings; and (v) an increase in facilities expense.

Other (Expense) Income, net

        Other (expense) income, net for the years ended June 30, 2009, 2008, and 2007 is included in the following table (in thousands):

	Year Ended June 30,
Other (Expense) Income, net	2009	2008	2007
Interest Income	$583	$2,152	$3,265
Net Realized (Losses) Gains on Investments	(33)	39	(1)
Other-Than-Temporary Impairment	(516)	(535)	—
Other (Expense) Income	(255)	463	10

Total Other (Expense) Income, net	$(221)	$2,119	$3,274

  Investment Income, net

        Interest income for the years ended June 30, 2009, 2008 and 2007 was $583,000, $2.2 million and $3.3 million, respectively. The decrease in interest income in fiscal year 2009 and fiscal year 2008 from fiscal year 2007 is primarily the result of lower yields on investments tied to market rates and lower average investable balances.

  Net Realized (Losses) Gains on Investments

        Net realized (losses) gains on investments were ($33,000), $39,000 and ($1,000), for the years ended June 30, 2009, 2008, and 2007, respectively.

  Other than Temporary Impairment

        During the years ended June 30, 2009 and 2008, we recognized $516,000 and $535,000, respectively, in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. No similar charges were recognized during the year ended June 30, 2007.

  Other (Expense) Income

        Other (expense) income for the years ended June 30, 2009, 2008 and 2007 was $(255,000), $463,000 and $10,000, respectively. During the years ended June 30, 2009, 2008 and 2007, we recorded net (losses) gains on forward contracts of $(234,000), $699,000 and $112,000, respectively. We incurred $29,000, $243,000 and $105,000 in foreign currency translation expenses related to obligations with non-U.S. dollar-based suppliers during the years ended June 30, 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

	June 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$71,125	$47,871
Working capital	65,738	45,655
Stockholders' equity	66,857	55,299
Cash used for operating activities	(13,334)	(20,149)
Cash provided by investing activities	11,995	15,154
Cash provided by financing activities	39,359	26,009

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of June 30, 2009, we had approximately $71.1 million in cash and marketable securities. Net cash used in operations was $13.3 million, $20.1 million and $15.8 million during the years ended June 30, 2009, 2008 and 2007, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

        Net cash provided by investing activities was $12.0 million, $15.2 million and $19.4 million for the years ended June 30, 2009, 2008 and 2007, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $1.9 million, $18.0 million and $2.0 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The significant capital expenditures for fiscal 2008 were primarily leasehold improvements made to our Waltham, MA facility related to the construction allowance received from the landlord to build out laboratory and office space to our specifications, as well as expansion and improvements of our manufacturing plant in Norwood, MA. The leasehold improvements made to the Waltham, MA facility were paid by the landlord, with such reimbursement recorded as a benefit to cash used in operations. Capital expenditures for the years ended June 30, 2009 and 2007 consisted primarily of laboratory equipment and computer software applications.

        Net cash provided by financing activities was $39.4 million, $26.0 million and $2.2 million for the years ended June 30, 2009, 2008 and 2007, respectively, which includes the proceeds from the exercise of 416,000, 619,000 and 870,000 stock options, respectively. Also, in June 2009, pursuant to a public offering, we issued and sold 5,750,000 shares of our common stock resulting in net proceeds of $38 million. In June 2008, pursuant to a securities purchase agreement with a private investor, we issued and sold 7,812,500 shares of our common stock resulting in net proceeds of $24.9 million. The shares of common stock offered were registered under our existing shelf registration statement on Form S-3 which was filed with the Securities and Exchange Commission in July 2007.

        We anticipate that our current capital resources and future collaborator payments will enable us to meet our operational expenses and capital expenditures for fiscal year 2010 and at least a portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        As mentioned above, on July 11, 2007, we filed a Registration Statement on Form S-3 (Registration No. 333-144488) with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $75 million of our common stock, $65.3 million of which we sold in the transactions discussed above.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligation(1)(2)	$54,142	$4,592	$9,517	$9,784	$30,249
Other operating lease obligations(2)	2,955	1,728	1,227	—	—
Purchase obligations	924	924	—	—	—

Total	$58,021	$7,244	$10,744	$9,784	$30,249

(1)
Lease agreement was signed on July 27, 2007.

(2)
The Company entered into a sub-sublease in May 2008 for the entire space at 148 Sidney Street, Cambridge, MA through October 2010, the remainder of the sublease. We will receive approximately $1.0 million in minimum rental payments over the remaining term of the sub-sublease, which is not included in the table above. We intend to sublease approximately 14,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. However, we have not included estimated sublease income in the table above.

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

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 28, 2009

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND JUNE 30, 2008

In thousands, except per share amounts

	June 30, 2009	June 30, 2008
ASSETS
Cash and cash equivalents	$69,639	$31,619
Marketable securities	1,486	16,252
Accounts receivable	1,746	396
Unbilled revenue	561	3,472
Inventory	1,836	2,116
Restricted cash	366	366
Prepaid and other current assets	1,232	1,820

Total current assets	76,866	56,041
Property and equipment, net of accumulated depreciation	19,671	22,751
Long-term restricted cash	4,142	4,508
Other assets	25	38

Total assets	$100,704	$83,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,244	$1,411
Accrued compensation	4,140	1,164
Other accrued liabilities	1,566	4,304
Current portion of deferred lease incentive	979	935
Current portion of deferred revenue	3,199	2,572

Total current liabilities	11,128	10,386
Deferred lease incentive, net of current portion	9,540	10,052
Deferred revenue, net of current portion	9,543	5,293
Other long-term liabilities	3,636	2,308

Total liabilities	33,847	28,039
Commitments and contingencies (Note H)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 56,947 and 50,778 shares as of June 30, 2009 and 2008, respectively	569	508
Additional paid-in capital	387,947	344,498
Accumulated deficit	(321,451)	(289,568)
Accumulated other comprehensive loss	(208)	(139)

Total stockholders' equity	66,857	55,299

Total liabilities and stockholders' equity	$100,704	$83,338

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Year Ended June 30,
	2009	2008	2007
Revenues:
Research and development support	$7,566	$15,035	$25,486
License and milestone fees	15,117	13,156	7,585
Clinical materials reimbursement	5,305	12,058	5,141

Total revenues	27,988	40,249	38,212
Operating Expenses:
Research and development	45,904	60,013	49,409
General and administrative	13,900	14,348	11,029

Total operating expenses	59,804	74,361	60,438

Loss from operations	(31,816)	(34,112)	(22,226)
Investment income, net	583	2,191	3,264
Other-than-temporary impairment	(516)	(535)	—
Other (expense) income, net	(288)	463	10

Loss before provision for income taxes	(32,037)	(31,993)	(18,952)
(Benefit) provision for income taxes	(100)	27	35

Net loss	$(31,937)	$(32,020)	$(18,987)

Basic and diluted net loss per common share	$(0.63)	$(0.75)	$(0.45)

Basic and diluted weighted average common shares outstanding	51,068	42,969	41,759

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands

	Common Stock				Accumulated Other Comprehensive (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity	Comprehensive (Loss)
	Shares	Amount
Balance at June 30, 2006	41,474	$414	$310,851	$(238,561)	$(354)	$72,350
Unrealized gains on marketable securities	—	—	—	—	259	259	$259
Net loss	—	—	—	(18,987)	—	(18,987)	(18,987)
Stock options exercised	870	9	2,141	—	—	2,150	—
Stock-based compensation expense	—	—	2,348	—	—	2,348	—
Directors' stock-based compensation	—	—	281	—	—	281	—
Shares issued upon resignation of director	2	—	—	—	—	—	—

Balance at June 30, 2007	42,346	$423	$315,621	$(257,548)	$(95)	$58,401

Comprehensive loss							$(18,728)

Unrealized losses on marketable securities	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	(32,020)	—	(32,020)	(32,020)
Stock options exercised	619	6	1,087	—	—	1,093	—
Stock-based compensation expense	—	—	2,861	—	—	2,861	—
Directors' stock-based compensation	—	—	92	—	—	92	—
Issuance of common stock in a private offering, net of financing costs	7,813	79	24,837	—	—	24,916	—

Balance at June 30, 2008	50,778	$508	$344,498	$(289,568)	$(139)	$55,299

Comprehensive loss							$(32,064)

Unrealized losses on marketable securities	—	—	—	—	(15)	(15)	(15)
Cumulative effect adjustment relating to the adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	54	(54)	—	—
Net loss	—	—	—	(31,937)	—	(31,937)	(31,937)
Stock options exercised	416	4	1,310	—	—	1,314	—
Stock-based compensation expense	—	—	3,956	—	—	3,956	—
Restricted stock issued	3	—	20	—	—	20	—
Issuance of common stock in a public offering, net of financing costs	5,750	57	37,988	—	—	38,045	—
Directors' stock-based compensation	—	—	175	—	—	175	—

Balance at June 30, 2009	56,947	$569	$387,947	$(321,451)	$(208)	$66,857

Comprehensive loss							$(31,952)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(31,937)	$(32,020)	$(18,987)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,995	4,445	3,153
Loss (gain) on sale/disposal of fixed assets	18	103	(1)
Amortization of deferred lease incentive obligation	(975)	(512)	—
Loss (gain) on sale of marketable securities	33	(39)	1
Other-than-temporary impairment of investments	516	535	—
Loss (gain) on forward contracts	234	(699)	(112)
Stock and deferred share unit compensation	4,235	2,915	2,540
Deferred rent	1,450	1,816	69
Change in operating assets and liabilities:
Accounts receivable	(1,350)	1,140	33
Unbilled revenue	2,911	2,508	(561)
Inventory	280	1,151	(2,032)
Prepaid and other current assets	312	(241)	27
Restricted cash	366	(4,511)	(173)
Other assets	13	37	—
Accounts payable	(167)	(815)	880
Accrued compensation	2,976	(49)	288
Other accrued liabilities	(2,871)	(44)	1,347
Deferred revenue	4,877	(5,910)	(2,253)
Proceeds from landlord for tenant improvements	750	10,041	—

Net cash used for operating activities	(13,334)	(20,149)	(15,781)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	14,227	45,908	297,690
Purchases of marketable securities	(25)	—	(276,318)
Reclassification of cash equivalent balance to marketable securities	—	(13,605)	—
Purchases of property and equipment, net	(1,896)	(17,995)	(1,981)
Proceeds from settlement of forward contracts	(311)	846	32

Net cash provided by investing activities	11,995	15,154	19,423

Cash flows from financing activities:
Proceeds from stock options exercised	1,314	1,093	2,150
Proceeds from common stock issuance, net	38,045	24,916	—

Net cash provided by financing activities	39,359	26,009	2,150

Net change in cash and cash equivalents	38,020	21,014	5,792
Cash and cash equivalents, beginning balance	31,619	10,605	4,813

Cash and cash equivalents, ending balance	$69,639	$31,619	$10,605

Supplemental disclosure:
Cash paid for income taxes	$1	$27	$34

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company continues to research and develop its various product candidates and technologies and does not expect to derive revenue from commercial product sales within the near future. It is anticipated that the Company's existing capital resources, enhanced by collaborative agreement funding, will enable current and planned operations to be maintained for fiscal 2010 and at least a portion of fiscal 2011. However, if the Company is unable to achieve future milestones under its collaborative agreements (see Note C) or raise additional capital, the Company may be required to defer or limit some or all of its research, development and/or clinical projects. Additional funding may not be available on favorable terms, or at all. The Company may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants that could restrict business activities.

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

  Subsequent Events

        Effective June 15, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company has evaluated all events or transactions that occurred after June 30, 2009 up through August 28, 2009, the date the Company issued these financial statements. During the period the Company did not have any material recognizable or unrecognizable subsequent events.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force Issue (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Elements, or EITF 00-21. In accordance with SAB 104 and EITF 00-21, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company's agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting.

        At June 30, 2009, the Company had the following three types of collaborative contracts with the parties identified below:

  •
  Exclusive license to use the Company's TAP technology and/or certain other intellectual property to develop compounds to a single antigen:

    Bayer HealthCare (single-target license)

    Biogen Idec (single-target license)

    Biotest (single-target license)

    Genentech (multiple single-target licenses)

    sanofi-aventis (license to multiple individual targets)

  •
  Option agreement for a defined period of time to secure licenses to use the Company's TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

    Amgen

    Genentech

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

        Generally, upfront payments on single-target licenses are deferred over the period of the Company's substantial involvement during development. The determination of the length of this period is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company's employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

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

        The Company produces preclinical and clinical materials for its collaborators. The Company is reimbursed for its direct costs and a portion of its overhead costs to produce clinical materials. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

        The Company also produces research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody-specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for certain of its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is reimbursed for certain of its direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support.

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

        Inventory at June 30, 2009 and 2008 is summarized below (in thousands):

	June 30,
	2009	2008
Raw materials	$952	$565
Work in process	884	1,551

Total	$1,836	$2,116

        Raw materials inventory consists entirely of DM1 or DM4 , our proprietary cell-killing agents, which are included in all Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing with our collaborators.

        Inventory cost is stated net of write-downs of $1.8 million and $2.5 million as of June 30, 2009 and June 30, 2008, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

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

        During the year ended June 30, 2008, the Company obtained additional amounts of DM1 and DM4 from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, the Company had committed to a level of production which yielded more material than would be required by its collaborators over the next twelve months. As a result, the Company recorded a $2.1 million charge to research and development expense related to excess inventory during the year ended June 30, 2008. The Company also recorded $1.6 million as research and development expense to write down this material to its net realizable value. No similar costs were recorded during the years ended June 30, 2009 and 2007. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2009 and 2008 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

  Restricted Cash

        Restricted cash at June 30, 2009 and 2008 are cash balances securing irrevocable letters of credit required for the Company to receive value added tax reimbursements related to payments to foreign vendors for activities performed in fiscal 2008 and 2007 and as security deposits for the Company's leased facilities.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2009 and 2008 (in thousands):

	June 30,
	2009	2008
Accrued contract payments	$130	$2,335
Other current accrued liabilities	295	1,004
Accrued professional services	722	535
Accrued employee benefits	306	305
Accrued public reporting charges	113	125

Total	$1,566	$4,304

  Research and Development Expenses

        The Company's net research and development expenses are charged to expense as incurred and relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of its own and, in certain instances, its collaborators' product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations.

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

        The Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB Statement No 109, or Statement 109, on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with two financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities at June 30, 2009 generally consist of high-grade corporate bonds and asset-backed securities. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net (losses) gains on forward contracts for the years ended June 30, 2009, 2008 and 2007 were ($234,000), $699,000 and $112,000, respectively, and are included in the accompanying Consolidated Statement of Operations as other (expense) income, net. As of June 30, 2009, we had outstanding forward contracts with amounts equivalent to approximately $517,000 (371,000 in Euros), all maturing on or before July 24, 2009. As of June 30, 2008, we had outstanding forward contracts with amounts equivalent to approximately $1.4 million (924,000 in Euros), all maturing on or before August 20, 2008. As of June 30, 2007, the Company had outstanding forward contracts with amounts equivalent to approximately $6.5 million (4.8 million in Euros). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash Equivalents

        Cash equivalents consist principally of money market funds and other investments with original maturities of three months or less at the date of purchase.

  Marketable Securities

        The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in other income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other income, net, as well as charges for the impairment of available-for-sale securities that were determined to be other-than-temporary and related to a credit loss. The cost of securities sold is based on the specific identification method.

  Other-than-Temporary Impairments

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS 115-2, which amended the other-than-temporary impairment model for debt securities.

        Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, only the amount associated with the credit loss is recognized in net income (loss). The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss).

        The Company adopted the provisions of FSP FAS 115-2 on April 1, 2009. As a result of the adoption, $54,000 of previously recognized other-than-temporary impairment charges was reclassified to other comprehensive loss as a cumulative effect adjustment.

        The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, which exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss.

        For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

  Fair Value of Financial Instruments

        As of July 1, 2008, the Company partially adopted the provisions of FASB Statement No. 157, Fair Value Measurements, or Statement 157, for financial assets and liabilities recognized at fair value on a recurring basis. Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

value measurements. The provisions of Statement 157 related to other non-financial assets and liabilities will be effective on July 1, 2009, and will be applied prospectively.

        Fair value is defined under Statement 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Statement 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Effective this quarter, the Company implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact the Company's financial position or results of operations.

        As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$74,147	$74,147	$—	$—
Available-for-sale marketable securities	1,486	—	1,486	—

	$75,633	$74,147	$1,486	$—

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

        The fair value of the Company's investments is generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

        In the fourth quarter of fiscal 2009, the Company has also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact the Company's financial position or results of operations.

  Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment	3-5 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 7 years

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $18,000 and $103,000 of losses on the sale/disposal of certain furniture and equipment during the years ended June 30, 2009 and 2008, respectively. The Company recorded a $1,000 gain on the sale of certain equipment during the year ended June 30, 2007.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	June 30,
	2009	2008	2007
Options to purchase common stock	5,529	5,678	5,763
Common stock equivalents under treasury stock method	848	483	771

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-Based Compensation

        As of June 30, 2009, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Company's Board of Directors and the shareholders of the Company on November 14, 2006 and replaced the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, as amended, or the Former Plan. At the annual meeting of shareholders on November 12, 2008, an amendment to the 2006 Plan was approved and an additional 2,000,000 shares were authorized for issuance under this plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the Former Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2009	2008	2007
Dividend	None	None	None
Volatility	63.11%	66.60%	73.42%
Risk-free interest rate	2.40%	3.72%	5.14%
Expected life (years)	7.2	7.1	6.9

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2009, 2008 and 2007 were $2.73, $2.38, and $3.99 per share, respectively.

        A summary of option activity under the Plan as of June 30, 2009, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2008	5,678	$6.28
Granted	505	4.31
Exercised	(416)	3.16
Forfeited/Canceled	(238)	5.74

Outstanding at June 30, 2009	5,529	$6.36	6.14	$19,246

Outstanding at June 30, 2009—vested or unvested and expected to vest	4,998	$6.59	5.85	$17,040

Exercisable at June 30, 2009	3,906	$9.00	5.05	$12,075

        As of June 30, 2009, the estimated fair value of unvested employee awards was $3.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and one-half years.

        A summary of option activity for shares vested during the fiscal years ended June 30, 2009, 2008 and 2007 is presented below (in thousands):

	Year Ended June 30,
	2009	2008	2007
Total fair value of shares vested	$2,838	$2,817	$2,406
Total intrinsic value of options exercised	920	1,749	2,053
Cash received for exercise of stock options	1,314	1,093	2,150

        During the years ended June 30, 2009 and 2007, the Company recorded approximately $843,000 and $80,000, respectively of stock-based compensation expense related to the modification of certain outstanding common stock options. During the year ended June 30, 2009, certain options previously

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

B.    Summary of Significant Accounting Policies (Continued)

granted to the former Chief Executive Officer of the Company were modified in accordance with the succession plan approved by the Company's Board of Directors in September 2008. No similar charges were recorded during the year ended June 30, 2008.

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2009, the Company continued to operate in one reportable business segment under the management approach of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2009, 2008 and 2007 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2009	2008	2007
sanofi-aventis	45%	48%	64%
Genentech	26%	34%	22%
Biotest	13%	8%	5%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2009, 2008 and 2007.

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

AS OF JUNE 30, 2009

C.    Agreements

Significant Collaborative Agreements

  sanofi-aventis

        In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use the Company's TAP technology and humanization technology in the creation of therapeutics to these targets. The product candidates (targets) as of June 30, 2009 in the collaboration include SAR3419 (CD19), SAR566658 (CA6), SAR650984 (CD38) and additional compounds at earlier stages of development that have yet to be disclosed. During fiscal 2009, sanofi-aventis discontinued clinical trial activity for two product candidates previously included in the collaboration, AVE9633 (CD33) and AVE1642 (IGF-1R).

        The collaboration agreement entitles the Company to receive milestone payments potentially totaling $21.5 million, per antigen target for each therapeutic developed under the collaboration agreement. The Company has earned a $500,000 payment in September 2004 for a preclinical milestone related to SAR3419, a $1 million milestone payment in October 2007 with the start of clinical testing of SAR3419, a $500,000 payment in December 2007 for a preclinical milestone related to SAR650984 and a $500,000 payment in March 2008 for a preclinical milestone related to SAR566658. The Company also earned an aggregate of $8 million of milestone payments related to two product candidates that previously had been in the collaboration, AVE9633 and AVE1642. Rights to these two product candidates and their respective targets have been returned to us.

        The agreement also entitles the Company to royalties on the commercial sales of any resulting products if and when such sales commence. Sanofi-aventis is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. The Company is reimbursed for any preclinical and clinical materials that it makes under the agreement. The collaboration agreement also provides the Company an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow sanofi-aventis to terminate the Company's co-promotion rights if there is a change of control of the company.

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid the Company an upfront fee of $12 million in August 2003. Inclusive of its extensions, the agreement entitled the Company to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program, of which $2.7 million, $10.8 million and $18.9 million was recognized during fiscal years 2009, 2008 and 2007, respectively. The Company is now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

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

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to ImmunoGen's TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, the Company's maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. ImmunoGen is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. ImmunoGen also is entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

  Genentech

        In May 2000, the Company entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to the Company's maytansinoid TAP technology for use with antibodies, such as trastuzumab, that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non-refundable payment from Genentech upon execution of the agreement. The Company is also entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Genentech began Phase II evaluation of T-DM1 in July 2007 and the Company earned a $5 million milestone payment with this event, which is included in license and milestone fees for the fiscal year ended June 30, 2008. Genentech and Roche began Phase III evaluation of T-DM1 in February 2009 and the company earned a $6.5 million milestone payment with this event. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2009. Through June 30, 2009, the Company has received $13.5 million in milestone payments.

        In May 2000 the Company also entered into a "right-to-test" agreement with Genentech. This agreement provided Genentech with the right to test the Company's maytansinoid TAP technology with

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

C.    Agreements (Continued)

Genentech antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses for individual targets on agreed-upon terms to use the Company's maytansinoid TAP technology to develop products. The Company received a non-refundable technology access fee of $3 million when the Company entered into this five-year agreement in May 2000, and an additional technology access fee of $2 million when Genentech renewed this agreement in April 2005 for the one additional three-year period allowed. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses. Genentech no longer has the right to designate new targets under this "right-to-test" agreement, although there are options with respect to previously designated targets that remain in effect for the remainder of the respective option periods, which will expire during 2009.

        Under this agreement, in December 2008, December 2005, July 2005 and April 2005, Genentech licensed exclusive rights to use the Company's maytansinoid TAP technology with antibodies to four undisclosed targets. Under the terms defined in the 2000 "right-to-test" agreement, for each license the Company received a $1 million license fee and may receive up to $38 million in milestone payments. The Company is also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

  Biotest

        In July 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target CD138. The Company received a $1 million upfront payment upon execution of the agreement and could potentially receive up to $35.5 million in milestone payments, as well as royalties on the sales of any resulting products. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to the Company. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2009.

        The agreement also provides the Company with the right to elect at specific stages during the clinical evaluation of any compound created under this agreement, to participate in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales of that product and the milestone payments not yet earned. The Company can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, the Company would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

  Bayer HealthCare

        In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use the Company's maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

C.    Agreements (Continued)

products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company is entitled to receive royalties on the sales of any resulting products. The Company will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. The Company also is entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer HealthCare as well as for any related process development activities. The Company has deferred the $4 million upfront payment and is recognizing this amount as revenue ratably over the estimated period of substantial involvement.

  Other Collaborative Agreements

        In July 2008, the Company received notice of Millennium Pharmaceuticals Inc.'s election to terminate its exclusive license to the Company's TAP technology to develop and commercialize antibody-based cytotoxic products directed to the prostate specific membrane antigen (PSMA) target. This license was granted pursuant to the Access, Option and License Agreement between the Company and Millennium dated March 30, 2001. As a result of the termination, the Company recognized the remaining $361,000 of the $1 million upfront fee received from Millennium upon execution of the license which had been previously deferred, and is included in license and milestone fees for the fiscal year ended June 30, 2009.

        In August 2008, the Company received notice of Boehringer Ingelheim's election to terminate its exclusive license to use the Company's technology to develop and commercialize TAP compounds to CD44 or the alternative target selected. This license was granted pursuant to the Development and License Agreement between the Company and Boehringer Ingelheim dated November 27, 2001. As a result of the termination, the Company recognized the remaining $486,000 of the $1 million upfront fee received from Boehringer Ingelheim upon execution of the license agreement which had been previously deferred, and is included in license and milestone fees for the fiscal year ended June 30, 2009.

Other Agreements

  Cytovance Biologics

        In August 2007, the Company entered into an agreement with Cytovance Biologics LLC., or Cytovance, to develop a process for production of our huN901 antibody in accordance with current Good Manufacturing Practices, or cGMP, for potential use in IMGN901 clinical materials for pivotal trials and commercial applications. Under the terms of the agreement, the Company pays Cytovance incremental amounts for each step in the development process. During the fiscal years ended June 30, 2009 and 2008, the Company incurred $13,000 and $1.7 million in antibody-related expenses under the supply agreement.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

C.    Agreements (Continued)

  Laureate Pharma

        In December 2005, the Company entered into an antibody supply agreement with Laureate Pharma, Inc., or Laureate. Under the terms of the agreement, Laureate agreed to perform process qualification and manufacture one of the Company's antibodies pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. In January 2007, the agreement was amended to provide additional quantities of the monoclonal antibody at a stated price per manufactured batch of antibody. In October 2007, the Company entered into an additional agreement with Laureate to develop a process for cGMP production of the Company's huC242 antibody for potential use in IMGN242 clinical materials for pivotal trials and commercial applications. Under the terms of the agreements, the Company pays Laureate incremental amounts for each step in the development process. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded $395,000, $5.5 million and $1.5 million, respectively, in antibody-related expenses under these agreements.

  BioInvent International

        In June 2006, the Company entered into a supply agreement with BioInvent International AB to produce quantities of a monoclonal antibody that is a component of one of the Company's internal products pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay a stated price per manufactured batch of antibody, subject to adjustment as set forth in the agreement. During the fiscal year ended June 30, 2007, the Company recorded $1.3 million in antibody-related expenses under the supply agreement. No expenses were incurred in the fiscal years ended June 30, 2009 and 2008.

  Diosynth RTP

        In August 2005, the Company entered into a bioprocessing services agreement with Diosynth RTP, Inc., or Diosynth. Under the terms of the agreement, Diosynth agreed to perform technology transfer, process development and scale-up of the antibody component of one of the Company's product candidates pursuant to cGMP regulations. Under the terms of the agreement, the Company agreed to pay Diosynth a stated price for the technology transfer and process development. During the fiscal year ended June 30, 2007, the Company recorded $3.3 million in antibody-related expenses under the agreement. No expenses were incurred in the fiscal years ended June 30, 2009 and 2008.

  Società Italiana Corticosteroidi S.r.l (SICOR)

        Effective November 2004, the Company entered into a technology transfer and development agreement with SICOR. Under the terms of the agreement, SICOR agreed to perform a feasibility study and full process development work to produce DM1, a component of the Company's TAP products. Under the terms of the agreement, the Company agreed to pay SICOR a stated price for work performed based on achievement of certain milestone events. In June 2006, the Company amended the 2004 technology transfer and development agreement with SICOR. Under the terms of the amendment, SICOR also provides preparatory activities in order to scale-up the production of ansamitocin P3, a precursor to DM1 and DM4, collectively DMx, in anticipation of large-scale

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

C.    Agreements (Continued)

production of ansamitocin P3 to be used in TAP compounds for later-stage clinical trials and commercialization. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded $611,000, $1 million and $2.4 million, respectively, in expenses under the agreement.

        In April 2007, the Company entered into a manufacturing agreement with SICOR. Under the terms of the agreement, SICOR agreed to produce a certain number of cGMP-compliant batches of DMx for use in the production of TAP compounds. Under the terms of the agreement, the Company agreed to pay SICOR five million Euros for these cGMP-compliant batches of DMx through completion of the contract in early calendar 2008. Pursuant to a letter agreement, the Company received additional quantities of DM4 from Sicor during fiscal 2009. The Company and Sicor are currently negotiating terms and conditions of a Clinical Supply Agreement, pursuant to which Sicor will manufacture and supply DMx based on purchase orders placed by the Company.

D.    Marketable Securities

        As of June 30, 2009, $71.1 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$69,639	$—	$—	$69,639
Asset-backed securities
Current	395	25	(25)	395
Non-current	1,024	201	(410)	815
Corporate notes
Current	250	—	—	250
Non-current	25	1	—	26

Total	$71,333	$227	$(435)	$71,125
Less amounts classified as cash and cash equivalents	(69,639)	—	—	(69,639)

Total marketable securities	$1,694	$227	$(435)	$1,486

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

D.    Marketable Securities (Continued)

        As of June 30, 2008, $31.6 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$31,619	$—	$—	$31,619
Money market fund reclassified to marketable securities	6,193	—	—	6,193
Asset-backed securities
Current	3,070	7	(147)	2,930
Non-current	3,558	9	(4)	3,563
Corporate notes
Current	3,570	14	(18)	3,566

Total	$48,010	$30	$(169)	$47,871
Less amounts classified as cash and cash equivalents	(31,619)	—	—	(31,619)

Total marketable securities	$16,391	$30	$(169)	$16,252

        In 2009, the Company realized losses of $33,000 and realized zero gains. In 2008, the Company realized losses of $42,000 and realized gains of $3,000. In 2007, the Company realized losses of $19,000 and realized gains of $18,000.

        As of June 30, 2009, the Company had 19 individual securities in its investment portfolio, of which seven were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $705,000 as of June 30, 2009, of which $332,000 had been in an unrealized loss position for more than a year, as of June 30, 2009. All such other investments as of June 30, 2009 have been or were in an unrealized loss position for less than a year. As of June 30, 2008, the Company had 47 individual securities in its investment portfolio, of which 19 were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $4.4 million, of which $3.5 million had been in an unrealized loss position for more than one year, as of June 30, 2008. See Note B Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and as a result recorded $516,000 and $535,000, respectively, as an other-than-temporary impairment charge during the years ended June 30, 2009 and 2008. No similar charges were incurred during the fiscal year ended June 30, 2007.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2009 and 2008 (in thousands):

	June 30,
	2009	2008
Leasehold improvements	$25,189	$23,760
Machinery and equipment	11,910	11,418
Computer hardware and software	1,635	949
Furniture and fixtures	1,361	1,297
Assets under construction	766	1,882

	$40,861	$39,306
Less accumulated depreciation	(21,190)	(16,555)

Property and equipment, net	$19,671	$22,751

        During the fiscal year ended June 30, 2008, the Company added $3.7 million in improvements to its capabilities at its manufacturing plant in Norwood, MA and $12.0 million to build out the laboratory and office space at the Waltham, MA facility occupied by ImmunoGen in late March 2008. The $12.0 million of leasehold improvements was paid by the landlord of the Waltham, MA facility. Depreciation expense was approximately $5.0 million, $4.4 million and $3.2 million for the years ended June 30, 2009, 2008 and 2007, respectively.

F.     Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2009	2008	2007
Loss before income tax expense	$(32,037)	$(31,993)	$(18,952)

Expected tax benefit at 34%	$(10,893)	$(10,888)	$(6,444)
State tax benefit net of federal benefit	(677)	(394)	(718)
Increase in valuation allowance, net	1,531	4,538	1,518
Expired loss and credit carryforwards	7,924	6,235	5,703
Other	2,015	536	(24)

Provision for income taxes	$(100)	$27	$35

        At June 30, 2009, the Company has net operating loss carryforwards of approximately $205.3 million available to reduce federal taxable income, if any, that expire in 2010 through 2029 and $113.4 million available to reduce state taxable Income, if any, that expire in fiscal 2010 through fiscal 2014. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $9.4 million available to offset federal and state income taxes, which expire beginning in fiscal 2010. Due to the degree of uncertainty related to

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

F.     Income Taxes (Continued)

the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2009 and 2008 are as follows (in thousands):

	June 30,
	2009	2008
Net operating loss carryforwards	$74,626	$75,504
Research and development tax credit carryforwards	8,081	9,625
Property and other intangible assets	(745)	(2,067)
Deferred revenue	5,005	3,167
Stock-based compensation	879	590
Deferred lease incentive	4,132	4,424
Other liabilities	2,148	1,318

Total deferred tax assets	$94,126	$92,561
Valuation allowance	(94,126)	(92,561)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $1.6 million during 2009 due primarily to deferred revenue and depreciation timing differences, partially offset by the expiration of research and development credits.

        The Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB Statement No. 109, or Statement 109, on July 1, 2007. The adoption of FIN 48 did not impact the Company's financial condition, results of operations or cash flows for the years ended June 30, 2009 and 2008. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

F.     Income Taxes (Continued)

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

G.    Capital Stock

  Sale of Common Stock

        On July 11, 2007, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on August 13, 2007. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits the Company to offer and sell up to an aggregate of $75 million of our common stock. Pursuant to the shelf registration statement, in June 2009, the Company issued and sold 5,750,000 shares of our common stock at $7.00 per share through a public offering resulting in gross proceeds of $40.3 million, and in June 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million.

  Common Stock Reserved

        At June 30, 2009, the Company has reserved 8.263 million shares of authorized common stock for the future issuance of shares under the 2006 Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan.

  Stock Options

        As of June 30, 2009, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2009, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 415,891 shares of common stock at prices ranging from $1.38 to $6.78 per share. The total proceeds to the Company from these option exercises were approximately $1.3 million.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

G.    Capital Stock (Continued)

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2009, 2008 and 2007:

	Exercisable (in thousands)	Weighted- Average Exercise Price
June 30, 2009	3,906	$9.00
June 30, 2008	3,430	$7.57
June 30, 2007	3,623	$7.33

  2001 Non-Employee Director Stock Plan

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the 2001 Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The 2001 Director Plan provided for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units to be issued is determined by the market value of the Company's common stock on the last date of the Company's fiscal quarter for which the services are rendered. The 2001 Director Plan was administered by the Board of Directors which was authorized to interpret the provisions of the 2001 Director Plan, determine which Non-Employee Directors would be granted awards, and determine the number of shares of stock for which a stock right will be granted. The 2001 Director Plan was replaced in 2004 by the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan.

        During the years ended June 30, 2009, 2008 and 2007, the Company recorded approximately $84,000, (38,000), and $49,000 in compensation expense or (expense reduction), respectively, related to stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

        Pursuant to the 2001 Director Plan, during the year ended June 30, 2007, the Company paid a retiring director approximately $40,000 to settle outstanding stock units.

  2004 Non-Employee Director Compensation and Deferred Share Unit Plan

        In June 2004, the Board of Directors approved the establishment of the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan. The 2004 Director Plan provided for the compensation to Non-Employee Directors, awarding their annual retainers in the form of deferred share units, and, at their discretion, to have all or a portion of their other compensation such as meeting fees in the form of cash or deferred share units. The deferred share units for annual retainers vested one-twelfth monthly over the next year after the award; other deferred share units vested immediately upon issuance. The number of deferred share units issued was determined by the market value of the Company's common stock on the last date of the Company's fiscal year prior to the fiscal year for which services were rendered. The deferred share units were to be

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

G.    Capital Stock (Continued)

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

        Pursuant to the 2004 Director Plan, as amended, the Company recorded approximately $175,000 in compensation expense during the year ended June 30, 2009 related to the issuance of 54,000 deferred share units and 183,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $92,000 in compensation expense during the year ended June 30, 2008 related to the issuance of 49,000 deferred share units and 108,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $210,000 in compensation expense during the year ended June 30, 2007 related to the issuance of 76,000 deferred share units and 32,000 deferred share units previously issued under the 2004 Director Plan.

H.    Commitments and Contingencies

  Leases

        Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company uses this space for its corporate headquarters and other operations. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

        As part of the lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company's specifications. The construction allowance is accounted for as a lease incentive pursuant to FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases. After completion, the Company had recorded $12.0 million of leasehold improvements under the construction allowance. The Company received $10.8 million from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was paid

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

H.    Commitments and Contingencies (Continued)

directly by the landlord. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

        Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during the current fiscal year relating to the first year of occupancy.

        At June 30, 2009, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through October 2010, the remainder of the sublease.

        Facilities rent expense, net of sublease income, was approximately $5.0 million, $5.3 million and $3.2 million during fiscal years 2009, 2008 and 2007, respectively. During fiscal 2008, the Company recorded $1.8 million of rent expense related to the Waltham, MA facility for the period prior to occupancy, which has been classified as general and administrative expense in the accompanying Consolidated Statement of Operations for the year ended June 30, 2008.

        The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2010	$6,320
2011	5,885
2012	4,859
2013	4,859
2014	4,925

Total minimum lease payments	$26,848
Total minimum rental income from sub-sublease	(1,046)

Total minimum lease payments, net	$25,802

  Purchase Obligations

        At June 30, 2009, the Company is obligated to a number of vendors for certain contractual services to be performed totaling $924,000 in fiscal 2010 and fiscal 2011.

  Litigation

        The Company is not party to any material litigation.

I.     Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

I.     Employee Benefit Plans (Continued)

to certain limitations, up to 100% of their gross salary. Effective February 1, 2008, the Company increased its matching contribution to 50% of the first 6% of the eligible employees' contributions, compared to 20% of the first 7% of the eligible employees' contributions previously. In fiscal years 2009, 2008 and 2007, the Company's contributions to the 401(k) Plan totaled approximately $429,000, $268,000, and $170,000, respectively.

J.     Quarterly Financial Information (Unaudited)

	Fiscal Year 2009
	First Quarter Ended September 30, 2008	Second Quarter Ended December 31, 2008	Third Quarter Ended March 31, 2009	Fourth Quarter Ended June 30, 2009
	(In thousands, except per share data)
Revenues:
Research and development support	$3,207	$2,283	$908	$1,168
License and milestone fees	2,223	4,766	7,314	814
Clinical materials reimbursement	696	2,285	4	2,320

Total revenues	6,126	9,334	8,226	4,302
Expenses:
Research and development	11,860	12,888	9,493	11,663
General and administrative	3,678	3,521	3,243	3,458

Total expenses	15,538	16,409	12,736	15,121

Loss from operations	(9,412)	(7,075)	(4,510)	(10,819)
Other income (expense), net	16	(129)	(100)	(8)

Loss before income tax expense	(9,396)	(7,204)	(4,610)	(10,827)
Income tax expense	1	(101)	—	—

Net loss	$(9,397)	$(7,103)	$(4,610)	$(10,827)

Basic and diluted net loss per common share	$(0.19)	$(0.14)	$(0.09)	$(0.21)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2009

J.     Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2008
	First Quarter Ended September 30, 2007	Second Quarter Ended December 31, 2007	Third Quarter Ended March 31, 2008	Fourth Quarter Ended June 30, 2008
	(In thousands except per share data)
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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on this assessment, management has concluded that, as of June 30, 2009 the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of June 30, 2009. This report appears immediately below.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 28, 2009

  (c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2009 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 4.1 of this Annual Report on Form 10-K.

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

          (2)   The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2009, 2008 and 2007.

          (3)   See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.
By:	/s/ DANIEL M. JUNIUS Daniel M. Junius President and Chief Executive Officer (Principal Executive Officer)

Dated: August 28, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2009
/s/ GREGORY D. PERRY Gregory D. Perry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2009
/s/ MITCHEL SAYARE Mitchel Sayare	Chairman of the Board of Directors	August 28, 2009
/s/ DAVID W. CARTER David W. Carter	Director	August 28, 2009
/s/ STEPHEN MCCLUSKI Stephen McCluski	Director	August 28, 2009
/s/ NICOLE ONETTO, M.D. Nicole Onetto	Director	August 28, 2009
/s/ MARK SKALETSKY Mark Skaletsky	Director	August 28, 2009
/s/ JOSEPH VILLAFRANCA Joseph Villafranca	Director	August 28, 2009
/s/ RICHARD WALLACE Richard Wallace	Director	August 28, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization		10-Q	November 8, 1996	3.1
3.1(a)	Articles of Amendment to Restated Articles of Organization		10-Q	February 14, 2002	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibits 3.1 and 3.1(a))
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c	)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d	)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e	)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f	)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g	)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h	)
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.3	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.), with addenda dated as of August 13, 1987 and August 22, 1989		S-1	September 22, 1989 (File No. 33-31219)	10.1
10.4*	License Agreement dated as of June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB		10-K	September 29, 1998	10.48
10.4(a)	Amendment to License Agreement dated as of October 23, 1998 by and between the Registrant and Pharmacia & Upjohn AB		10-K	September 2, 2008	10.4(a	)
10.5*	Heads of Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.52
10.6*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.51
10.6(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.7*	Process Agreement, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.31
10.8*	License Agreement executed November 13, 2006, effective as of July 22, 2005, between the Registrant and Genentech, Inc.		10-Q	February 8, 2007	10.3
10.9*	License Agreement executed February 21, 2007, effective as of April 27, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.1
10.10*	License Agreement executed February 21, 2007, effective as of December 12, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.2
10.11*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.12*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Amgen Inc. (as successor-in-interest to Abgenix, Inc.)		8-K/A	October 10, 2000	10.1
10.13*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and Aventis Pharmaceuticals Inc.		10-Q	November 14, 2003	10.1
10.13(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	November 3, 2006	10.1
10.13(b)*	Amendment No. 2, dated as of October 11, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 7, 2008	10.4
10.13(c)*	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 6, 2009	10.7

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.14*	License Agreement dated as of October 5, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.1
10.15*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2
10.16*	Development and License Agreement dated as of October 1, 2004 by and between the Registrant and Biogen Idec MA Inc.		10-Q	February 9, 2005	10.1
10.17*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.17(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3
10.18	Securities Purchase Agreement dated as of June 20, 2008 by and between the Registrant and Ziff Asset Management, L.P.		8-K	June 23, 2008	10.1
10.18(a)	Registration Rights Agreement dated as of June 20, 2008 by and between the Registrant and Ziff Asset Management, L.P.		8-K	June 23, 2008	10.2
10.19†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.19(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.19(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.20†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 12, 2008		8-K	November 14, 2008	10.1
10.20(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.20(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.20(c)†	Form of Non-Qualified Stock Option Agreement for Directors		S-8	November 15, 2006	99.6
10.20(d)†	Form of Restricted Stock Agreement for Executives		S-8	November 15, 2006	99.9
10.20(e)†	Form of Restricted Stock Agreement for Directors		S-8	November 15, 2006	99.8
10.21†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.22†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September 5, 2006		10-Q	November 3, 2006	10.4
10.23†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.24†	Amendment to Stock Option Agreements dated as of September 24, 2008 between the Registrant and Mitchel Sayare		10-Q	October 31, 2008	10.1
10.25†	Severance Agreement dated as of December 1, 2008 between the Registrant and Mitchel Sayare		10-Q	February 6, 2009	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.26†	Severance Agreement dated as of December 1, 2008 between the Registrant and Daniel M. Junius		10-Q	February 6, 2009	10.1
10.27†	Severance Agreement dated as of December 1, 2008 between the Registrant and John M. Lambert		10-Q	February 6, 2009	10.3
10.28†	Severance Agreement dated as of December 1, 2008 between the Registrant and James J. O'Leary		10-Q	February 6, 2009	10.4
10.29†	Severance Agreement dated as of December 1, 2008 between the Registrant and Gregory D. Perry		10-Q	February 6, 2009	10.5
10.30†	Severance Agreement dated as of August 17, 2009 between the Registrant and Peter Williams	X
10.31†	Employment offer letter between the Registrant and Gregory D. Perry		10-Q	February 6, 2009	10.6
10.32†	Employment offer letter between the Registrant and James J. O'Leary	X
10.33†	Employment Agreement dated as of November 27, 2007 between the Registrant and John A. Tagliamonte		10-Q	February 7, 2008	10.1
10.34†	Summary of Annual Executive Bonus Program		10-Q	November 7, 2007	10.1
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS	COLUMN D	COLUMN E
Inventory Write-downs	Balance At Beginning of Period	Charged to Costs and Expenses	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2009	$2,534	—	(750)	$1,784
Year End June 30, 2008	$1,430	3,732	(2,628)	$2,534
Year End June 30, 2007	$2,922	—	(1,492)	$1,430