Form 10-Q
period 2009-09-30
IMMUNOGEN INC
filed 2009-11-04
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares of common stock, par value $.01 per share:  57,060,324 shares outstanding as of October 26, 2009.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2009	June 30, 2009

ASSETS
Cash and cash equivalents	$58,641	$69,639
Marketable securities	1,229	1,486
Accounts receivable	2,189	1,746
Unbilled revenue	975	561
Inventory	1,372	1,836
Restricted cash	574	366
Prepaid and other current assets	973	1,232
Total current assets	65,953	76,866

Property and equipment, net of accumulated depreciation	19,039	19,671
Long-term restricted cash	3,887	4,142
Other assets	42	25

Total assets	$88,921	$100,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,051	$1,244
Accrued compensation	1,727	4,140
Other accrued liabilities	2,284	1,566
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,901	3,199
Total current liabilities	9,942	11,128

Deferred lease incentive, net of current portion	9,296	9,540
Deferred revenue, net of current portion	9,592	9,543
Other long-term liabilities	3,737	3,636
Total liabilities	32,567	33,847
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 75,000 shares; issued and outstanding 57,060 and 56,947 shares as of September 30, 2009 and June 30, 2009, respectively	571	569
Additional paid-in capital	389,565	387,947
Accumulated deficit	(333,826)	(321,451)
Accumulated other comprehensive income (loss)	44	(208)
Total shareholders’ equity	56,354	66,857
Total liabilities and shareholders’ equity	$88,921	$100,704

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2009	2008

Revenues:
Research and development support	$782	$3,207
License and milestone fees	1,831	2,223
Clinical materials reimbursement	486	696

Total revenues	3,099	6,126

Operating Expenses:
Research and development	12,188	11,860
General and administrative	3,592	3,678

Total operating expenses	15,780	15,538

Loss from operations	(12,681)	(9,412)

Other income, net	144	16

Loss before (benefit) provision for income taxes	(12,537)	(9,396)

(Benefit) provision for income taxes	(162)	1

Net loss	$(12,375)	$(9,397)

Basic and diluted net loss per common share	$(0.22)	$(0.19)

Basic and diluted weighted average common shares outstanding	57,032	50,783

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(12,375)	$(9,397)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,258	1,233
Gain on sale of fixed assets		(1)
Amortization of deferred lease incentive	(244)	(241)
Loss on sale of marketable securities	—	33
Other-than-temporary impairment of investments	—	136
(Gain) loss on forward contracts	(16)	103
Stock and deferred share unit compensation	1,104	1,355
Deferred rent	14	692
Changes in operating assets and liabilities:
Accounts receivable	(443)	(757)
Unbilled revenue	(414)	121
Inventory	464	297
Prepaid and other current assets	256	1,024
Restricted cash	47	48
Other assets	(17)	6
Accounts payable	(193)	309
Accrued compensation	(2,413)	317
Other accrued liabilities	810	(1,249)
Deferred revenue	751	2,650
Proceeds from landlord for tenant improvements	—	750
Net cash used for operating activities	(11,411)	(2,571)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	509	2,830
Purchases of property and equipment, net	(627)	(627)
Proceeds (payments) from settlement of forward contracts	22	(85)
Net cash (used for) provided by investing activities	(96)	2,118

Cash flows from financing activities:
Proceeds from stock options exercised	509	43
Net cash provided by financing activities	509	43

Net change in cash and cash equivalents	(10,998)	(410)

Cash and cash equivalents, beginning balance	69,639	31,619

Cash and cash equivalents, ending balance	$58,641	$31,209

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2009 and June 30, 2009 and for the three months ended September 30, 2009, and 2008 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 4, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or unrecognizable subsequent events.

Other-than-Temporary Impairments

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

The Company adopted certain provisions of FASB’s Accounting Standards Codification (ASC) Topic 820, “Investments — Debt and Equity Securities,” on April 1, 2009. As a result of the adoption, $54,000 of previously recognized other-than-temporary impairment charges was reclassified to other comprehensive loss as a cumulative effect adjustment.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, which exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss.

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Fair Value of Financial Instruments

Fair value is defined under ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The topic describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities.  In accordance with Topic 820, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$63,102	$63,102	$—	$—
Available-for-sale marketable securities	1,229	—	1,229	—
	$64,331	$63,102	$1,229	$—

The fair value of the Company’s investments is generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, restricted cash, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2009 and June 30, 2009 represents (i) research funding earned based on actual resources utilized under the Company’s agreements with Amgen, Bayer HealthCare, Biogen Idec, Biotest and sanofi-aventis; and (ii) reimbursable expenses incurred under the Company’s agreements with sanofi-aventis and Biotest that the Company has not yet invoiced.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2009 and June 30, 2009 is summarized below (in thousands):

	September 30, 2009	June 30, 2009

Raw materials	$864	$952
Work in process	508	884

Total	$1,372	$1,836

All Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx.

Inventory cost is stated net of write-downs of $1.4 million and $1.8 million as of September 30, 2009 and June 30, 2009, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date. The Company did not record any expense related to excess inventory during the three-month periods ended September 30, 2009 and 2008.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2009	2008
Options to purchase common stock	6,656	5,633
Common stock equivalents under treasury stock method	2,052	739

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three months ended September 30, 2009 and 2008, total comprehensive loss equaled $12.1 million and $9.3 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of September 30, 2009, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after November 13, 2006, or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2006 Plan; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2009	2008
Dividend	None	None
Volatility	60.0%	62.9%
Risk-free interest rate	3.24%	3.40%
Expected life (years)	6.9	7.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2009 and 2008 were $5.97 and $3.13 per share, respectively.

Stock compensation expense incurred during the three months ended September 30, 2009 and 2008 was $891,000 and $1.3 million respectively.  During the three months ended September 30, 2008, the Company recorded approximately $747,000 of stock compensation expense related to the modification of the terms of certain options previously granted to the previous chief executive officer of the Company in accordance with the succession plan approved by the Company’s Board of Directors in September 2008.

As of September 30, 2009, the estimated fair value of unvested employee awards was $7.7 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2009, holders of options issued under the Plan exercised their rights to acquire an aggregate of 113,000 shares of common stock at prices ranging from $3.14 to $8.57 per share.  The total proceeds to the Company from these option exercises were approximately $509,000.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents consist principally of U.S. Government and agency-backed money market funds which are maintained with two financial institutions in the U.S. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities at September 30, 2009 generally consist of high-grade corporate bonds and asset-backed securities. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. The cost of securities sold is based on the specific identification method. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2009, net gains recognized on forward contracts were $16,000, and are included in the accompanying consolidated statement of operations as other income, net. As of September 30, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $296,000 (201,000 in Euros), all maturing on or before October 23, 2009. As of June 30, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $517,000 (371,000 in Euros). For the three months ended September 30, 2008, net losses recognized on forward contracts were $103,000. The Company does not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Segment Information

During the three months ended September 30, 2009, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2009 and 2008 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2009	2008
Bayer HealthCare	41%	1%
sanofi-aventis	28%	49%
Biotest	15%	17%
Biogen Idec	2%	15%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  This statement becomes effective for the Company’s fiscal year 2011 and the Company does not expect it to have a significant impact on its financial position or results of operations.

Effective for the Company’s quarter ended September 30, 2009, the FASB ASC Topic 105, “Generally Accepted Accounting Principles”, became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During the quarter, four new accounting standards became effective. These new standards are included in Topic 808 “Collaborative Arrangements”, Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 815 “Derivatives and Hedging”, and Topic 815 “Business Combinations” of the FASB ASC. These changes to the accounting standards did not have a material effect on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the standard. This standard becomes effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this standard beginning in the second quarter of fiscal 2010 and does not expect it to have a material effect on the Company’s financial position or results of operations.

The provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated will be effective for fiscal years beginning after November 15, 2009 (the Company’s fiscal year 2011). Early application is not permitted. The Company does not expect the adoption of these provisions to have a significant impact on its financial position or results of operations.

Certain provisions of ASC Topic 860, “Transfers and Servicing”, require enhanced information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The provisions are effective for fiscal years beginning after November 15, 2009 (the Company’s fiscal year 2011). The Company does not expect the adoption of these provisions to have a significant impact on its financial position or results of operations.

B.     Significant Collaborative Agreements

sanofi-aventis

In August 2006, sanofi-aventis exercised its final remaining option to extend the term of the research collaboration with the Company until August 31, 2008, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed-upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program and is now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

In October 2006, sanofi-aventis licensed non-exclusive rights to use the Company’s proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. Under the terms of the license, the Company received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008. The Company has deferred the $1 million upfront payment and is recognizing this amount as revenue over the five-year term of the agreement.

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

Bayer HealthCare AG

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG. The Company received a $4 million upfront payment upon execution of the agreement, which the company has deferred and is recognizing as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer reached a preclinical milestone which triggered a $1 million payment to the Company. This milestone is included in license and milestone fees for the quarter ended September 30, 2009.

Amgen, Inc.

In September 2009, the Company entered into a development and license agreement with Amgen Inc. granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to a specific target. This license was taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under the terms of the license, the Company received a $1 million upfront payment. The Company has deferred the $1 million upfront payment and is recognizing this amount as revenue ratably over the estimated period of substantial involvement.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in its 2009 Annual Report on Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2009 and 2008, the Company recorded approximately $(8,000) and $28,000 in (expense reduction) or compensation expense, respectively,  related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

The 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or 2004 Director Plan, was amended on September 5, 2006. Under the terms of the amended 2004 Director Plan, the redemption amount of deferred share units will be paid in shares of common stock of the Company. In addition, the vesting for annual retainers was to take place quarterly over the three years after the award and the number of deferred share units awarded for all compensation is now based on the market value of the Company’s common stock on the date of the award.

On September 16, 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which supersedes the 2004 Plan and makes certain changes to the compensation of its non-employee directors.  Effective November 12, 2009, non-employee directors will become entitled to receive annual meeting fees and committee fees under the new policy.  The new policy makes changes to the equity portion of the non-employee director compensation, but leaves the cash portion unchanged. Effective November 11, 2009, non-employee directors will become entitled to receive deferred stock units under the new policy as follows.

•                  New non-employee directors will be initially awarded a number of deferred stock units having an aggregate market value of $65,000, based on the closing price of our common stock on the date of their initial election to the Board.  These awards will vest quarterly over three years from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.

•                  On the first anniversary of a non-employee director’s initial election to the Board, such non-employee director will be awarded a number of deferred stock units having an aggregate market value of $30,000, based on the closing price of our common stock on such date of grant and pro-rated based on the number of whole months remaining between the first day of the month in which such grant date occurs and the first October 31 following the grant date.  These awards will generally vest quarterly over approximately the period from the grant date to the first November 1 following the grant date, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.

•                  Thereafter, non-employee directors in general will be annually awarded a number of deferred stock units having an aggregate market value of $30,000, based on the closing price of our common stock on the date of our annual meeting of shareholders.  These awards will vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.

As with the 2004 Plan, vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will be settled in shares of our common stock issued under our 2006 Plan at a rate of one share for each vested deferred stock unit then held.  Any deferred stock units that remain unvested at that time will be forfeited.  The new policy provides that all unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2006 Plan.

In connection with the adoption of the new compensation policy, the Board also amended the 2004 Plan as follows:

•                  All unvested deferred stock awards (other than any unvested initial awards) were vested in full on September 16, 2009 unless the date such deferred stock units were credited to the non-employee director was less than one year prior to September 16, 2009, in which case such unvested deferred stock units will vest on the first anniversary of the date such deferred stock units were credited to the non-employee director.

•                  All unvested deferred stock awards will automatically vest prior to the occurrence of a change of control.

During the three months ended September 30, 2009 and 2008, the Company recorded approximately $217,000 and $34,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan.

D.    Marketable Securities

As of September 30, 2009, $58.6 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of September 30, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$58,641	$—	$—	$58,641
Asset-backed securities
Current	169	15	—	184
Non-current	991	86	(58)	1,019
Corporate notes
Non-current	25	1	—	26
Total	$59,826	$102	$(58)	$59,870
Less amounts classified as cash and cash equivalents	(58,641)	—	—	(58,641)
Total marketable securities	$1,185	$102	$(58)	$1,229

As of June 30, 2009, $69.6 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2009 are as follows (in thousands):

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

During the three month period ended September 30, 2009, the Company had no realized gains or losses on the sale of investments, compared to realized losses of $33,000 during the same period last year.

As of September 30, 2009, the Company had 15 individual securities in its investment portfolio, of which six were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $584,000, of which $207,000 had been in an unrealized loss position for more than one year, as of September 30, 2009. All such other investments as of September 30, 2009 have been or were in an unrealized loss position for less than a year. As of June 30, 2009, the Company had 19 individual securities in its investment portfolio, of which seven were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $705,000 as of June 30, 2009, of which $332,000 had been in an unrealized loss position for more than a year, as of June 30, 2009. See Note A Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and as a result recorded $136,000 as an other-than-temporary impairment charge during the quarter ended September 30, 2008. No similar charges were incurred during the quarter ended September 30, 2009.

E.     Commitments and Contingencies

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company uses this space for its corporate headquarters, research and other operations. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during fiscal year 2009 relating to the first year of occupancy, of which $667,000 was accounted for during the quarter ended September 30, 2008.

At September 30, 2009, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through October 2010, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2010 (nine months remaining)	$4,743
2011	5,887
2012	4,859
2013	4,859
2014	4,925
Total minimum lease payments	$25,273
Total minimum rental income from sub-sublease	(855)
Total minimum lease payments, net	$24,418

The Company intends to sublease approximately 14,000 rentable square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company has not included any estimated sublease income for the space in Waltham in the table above.

F.             Income Taxes

During the three months ended September 30, 2009, the Company recognized $162,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve the remaining tax benefits.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small-molecule cytotoxic, or cell-killing, agents. Our Targeted Antibody Payload, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells, and consists of a tumor-targeting monoclonal antibody with one of our proprietary cell-killing agents attached using one of our engineered linkers. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Bayer HealthCare, Biogen Idec, Biotest, Genentech (a wholly-owned member of the Roche Group) and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our major and recent collaborative agreements follow.

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

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through September 30, 2009, we have earned and received an aggregate of $10.5 million in milestone payments under this agreement for compounds covered under this agreement now or in the past.

Additionally, in October 2006, sanofi-aventis licensed non-exclusive rights to use our proprietary humanization technology, which enables antibodies of murine origin to avoid detection by the human immune system. Under the terms of the license, we received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008. We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the five-year term of the agreement.

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

Genentech—In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through September 30, 2009, we have received $13.5 million in milestone payments.

In December 2008, Genentech licensed the exclusive right to use our maytansinoid TAP technology with its therapeutic antibodies to an undisclosed target.  This license was taken under a “right-to-test” agreement entered into by the companies in 2000 that provided Genentech with the right to take exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed-upon terms. While the agreement expired in May 2008, a limited number of options to targets remained in place for a short period of time, and this license was taken under one of these options. As of the date of this Quarterly Report on Form 10-Q no options remained outstanding. Under the terms of the license, we received a $1 million upfront payment and are entitled to receive up to $38 million in milestone payments plus royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from this license. We have deferred the $1 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.

Bayer HealthCare—In October 2008, we entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. We will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. We also are entitled to receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare as well as for any related process development activities. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.  In September 2009, Bayer reached a preclinical milestone which triggered a $1.0 million payment to us. This milestone is included in license and milestone fees for the quarter ended September 30, 2009.

Amgen, Inc.—In September, 2009, we entered into a development and license agreement with Amgen Inc. granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to a specific target. This license was taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under the terms of the license, we received a $1 million upfront payment. We have deferred the $1 million upfront payment and are recognizing this amount as revenue ratably over the estimated period of substantial involvement. We also are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue will be recognized when such milestones are achieved. Amgen is responsible for the development, manufacturing, and marketing of any products resulting from this license. The agreement established in September 2000 grants Amgen certain rights to test our maytansinoid TAP technology with antibodies and to license — on agreed-upon terms — the right to use the technology with antibodies to individual targets to develop products.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2009, we had approximately $59.9 million in cash and marketable securities compared to $71.1 million in cash and marketable securities as of June 30, 2009.

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

Certain provisions of ASC Topic 820, “Investments — Debt and Equity Securities,” related to other non-financial assets and liabilities was adopted for the Company on July 1, 2009 and did not have a material impact on our financial position or results of operations upon adoption; however, this standard may impact us in subsequent periods and require additional disclosures. Refer to Note A — Fair Value of Financial Instruments to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of this standard.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2009 and 2008

Revenues

Our total revenues for the three months ended September 30, 2009 and 2008 were $3.1 million and $6.1 million, respectively. The $3.0 million decrease in revenues in the three months ended September 30, 2009 from the same period in the prior year is attributable to a decrease in research and development support revenue, license and milestone fees and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $782,000 for the three months ended September 30, 2009 compared with $3.2 million for the three months ended September 30, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with Amgen, Bayer HealthCare, Biogen Idec, Biotest, Genentech and sanofi-aventis. The decreased research and development support fees in the current period compared to the prior year period is primarily due to a reduction in the amount earned from sanofi-aventis with the conclusion of its committed funding obligations in calendar 2008. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2009 and 2008 is included in the following table (in thousands):

	Three months ended September 30,
Research and Development Support	2009	2008
Collaborative Partner:
Amgen	$33	$3
Bayer HealthCare	—	33
Biogen Idec	7	239
Biotest	428	525
Genentech	196	9
sanofi-aventis	118	2,350
Other	—	48
Total	$782	$3,207

Revenues from license and milestone fees for the three months ended September 30, 2009 decreased $392,000 to $1.8 million from $2.2 million in the same period ended September 30, 2008.  Included in license and milestone fees for the three months ended September 30, 2009 was a $1 million preclinical milestone earned pursuant to our development and license agreement with Bayer. Included in license and  milestone fees for the three months ended September 30, 2008 was a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest.  Also in this prior year period, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2009 and 2008 is included in the following table (in thousands):

	Three months ended September 30,
License and Milestone Fees	2009	2008
Collaborative Partner:
Amgen	$147	$125
Bayer HealthCare	1,154	—
Biogen Idec	57	57
Biotest	42	542
Boehringer Ingelheim	—	486
Centocor	34	34
Millennium Pharmaceuticals	—	361
Genentech	38	31
sanofi-aventis	359	587
Total	$1,831	$2,223

Deferred revenue of $13.5 million as of September 30, 2009 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $210,000 in the three months ended September 30, 2009, to $486,000 from $696,000 in the three months ended September 30, 2008. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical  grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our net research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations which also includes raw material and process improvement efforts.

Research and development expense for the three months ended September 30, 2009 increased $328,000 to $12.2 million from $11.9 million for the three months ended September 30, 2008. The increase was primarily due to increased salaries and related expenses and greater clinical trial costs, partially offset by decreased contract service expense.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2009	2008
Research	$3,617	$3,603
Preclinical and Clinical Testing	3,233	2,242
Process and Product Development	1,476	1,588
Manufacturing Operations	3,862	4,427
Total Research and Development Expense	$12,188	$11,860

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2009 increased $14,000 compared to the three months ended September 30, 2008.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2009 increased $991,000 to $3.2 million compared to $2.2 million for the three months ended September 30, 2008. This increase is primarily the result of an increase in clinical trial costs, and to a lesser extent, an increase in salaries and related expenses due to the addition of an executive officer and higher salary levels.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2009, total development expenses decreased $112,000 to $1.5 million, compared to $1.6 million for the three months ended September 30, 2008.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2009, manufacturing operations expense decreased $565,000 to $3.9 million compared to $4.4 million in the same period last year. The decrease in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of a decrease in contract service expense, and to a lesser extent, a decrease in antibody development and supply costs due to timing of supply requirements. Partially offsetting these decreases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased during the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 decreased $86,000 to $3.6 million compared to $3.7 million for the three months ended September 30, 2008. This decrease is primarily due to a $690,000 decrease in salaries and related expenses. During the three months ended September 30, 2008, we recorded $747,000 of compensation expense related to the modification of the terms regarding the exercise of certain options previously granted to the former chief executive officer of the Company in accordance with the succession plan approved by ImmunoGen’s Board of Directors in September 2008. Partially offsetting this decrease, director fees, patent expenses and other general corporate expenses increased during the current quarter compared to the same period last year.

Other Income, net

Other income, net for the three months ended September 30, 2009 and 2008 is included in the following table (in thousands):

	Three Months Ended September 30,
Other Income, net	2009	2008
Interest Income	$58	$303
Net Realized Losses on Investments	—	(33)
Other than Temporary Impairment	—	(136)
Other Income (Expense)	86	(118)
Total Other Income, net	$144	$16

Interest Income

Interest income for the three months ended September 30, 2009 decreased $245,000 to $58,000 from $303,000 for the three months ended September 30, 2008. The decrease in interest income is primarily the result of lower yields on investments tied to lower market rates.

Other than Temporary Impairment

During the three months ended September 30, 2008, we recognized $136,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  There were no such charges for the quarter ended September 30, 2009.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2009 was $86,000 and $(118,000), respectively. During the three months ended September 30, 2009 we recorded net gains on forward contracts of $16,000 compared to net losses on forward contracts of ($103,000) for the three months ended September 30, 2008. We incurred $69,000 and $(17,000) in foreign currency translation gains (losses) related to obligations with non-U.S. dollar-based suppliers during the three months ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$59,870	$44,552
Working capital	56,011	41,596
Shareholders’ equity	56,354	47,362
Cash used for operating activities (three months ended)	(11,411)	(2,571)
Cash (used for) provided by investing activities (three months ended)	(96)	2,118
Cash provided by financing activities (three months ended)	509	43

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of September 30, 2009, we had approximately $59.9 million in cash and marketable securities. Net cash used in operations was $11.4 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash (used for) provided by investing activities was $(96,000) and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $627,000 for each of the three-month periods ended September 30, 2009 and 2008.

Net cash provided by financing activities was $509,000 and $43,000 for the three months ended September 30, 2009 and 2008, respectively, which represents proceeds from the exercise of approximately 113,000 and 11,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments will enable us to meet our operational expenses and capital expenditures for the balance of fiscal 2010 and at least a portion of the following fiscal year. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  This statement becomes effective for our fiscal year 2011 and we do not expect it to have a significant impact on our financial position or results of operations.

Effective for the Company’s quarter ended September 30, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During the quarter, four new accounting standards became effective. These new standards are included in Topic 808 “Collaborative Arrangements”, Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 815 “Derivatives and Hedging”, and Topic 815 “Business Combinations” of the FASB ASC. These changes to the accounting standards did not have a material effect on our financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the standard. This standard becomes effective for the first reporting period (including interim periods) beginning after issuance. We will adopt this standard beginning in the second quarter of fiscal 2010 and do not expect it to have a material effect on our financial position or results of operations.

The provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated will be effective for fiscal years beginning after November 15, 2009 (our fiscal year 2011). Early application is not permitted. We do not expect the adoption of these provisions to have a significant impact on our financial position or results of operations.

Certain provisions of ASC Topic 860, “Transfers and Servicing”, require enhanced information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  The provisions are effective for fiscal years beginning after November 15, 2009 (our fiscal year 2011). We do not expect the adoption of the provisions to have a significant impact on our financial position or results of operations.

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

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2009. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                             Defaults Upon Senior Securities

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

None

ITEM 5.       Other Information

None.

ITEM 6.                             Exhibits

10.1                                                   2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as amended through September 16, 2009

10.2                                                   Compensation Policy for Non-Employee Directors

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

ImmunoGen, Inc.

Date: November 4, 2009	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as amended through September 16, 2009
10.2	Compensation Policy for Non-Employee Directors
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.