Form 10-Q
period 2009-12-31
IMMUNOGEN INC
filed 2010-01-29
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Shares of common stock, par value $.01 per share:  57,360,914 shares outstanding as of January 25, 2010.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2009	June 30, 2009

ASSETS
Cash and cash equivalents	$51,220	$69,639
Marketable securities	1,213	1,486
Accounts receivable	1,981	1,746
Unbilled revenue	1,150	561
Inventory	1,234	1,836
Restricted cash	574	366
Prepaid and other current assets	1,161	1,232
Total current assets	58,533	76,866

Property and equipment, net of accumulated depreciation	18,081	19,671
Long-term restricted cash	3,887	4,142
Other assets	36	25

Total assets	$80,537	$100,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,981	$1,244
Accrued compensation	2,181	4,140
Other accrued liabilities	2,665	1,566
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,769	3,199
Total current liabilities	11,575	11,128

Deferred lease incentive, net of current portion	9,051	9,540
Deferred revenue, net of current portion	9,782	9,543
Other long-term liabilities	3,810	3,636
Total liabilities	34,218	33,847
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 57,310 and 56,947 shares as of December 31, 2009 and June 30, 2009, respectively	573	569
Additional paid-in capital	392,433	387,947
Accumulated deficit	(346,834)	(321,451)
Accumulated other comprehensive income (loss)	147	(208)
Total shareholders’ equity	46,319	66,857
Total liabilities and shareholders’ equity	$80,537	$100,704

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Revenues:
Research and development support	$1,283	$2,283	$2,065	$5,490
License and milestone fees	827	4,766	2,658	6,989
Clinical materials reimbursement	998	2,285	1,484	2,981

Total revenues	3,108	9,334	6,207	15,460

Operating Expenses:
Research and development	12,211	12,888	24,399	24,748
General and administrative	3,886	3,521	7,478	7,199

Total operating expenses	16,097	16,409	31,877	31,947

Loss from operations	(12,989)	(7,075)	(25,670)	(16,487)

Other (expense) income, net	(19)	(129)	125	(113)

Loss before benefit for income taxes	(13,008)	(7,204)	(25,545)	(16,600)

Benefit for income taxes	—	(101)	(162)	(100)

Net loss	$(13,008)	$(7,103)	$(25,383)	$(16,500)

Basic and diluted net loss per common share	$(0.23)	$(0.14)	$(0.44)	$(0.32)

Basic and diluted weighted average common shares outstanding	57,156	50,822	57,094	50,802

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six months ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(25,383)	$(16,500)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,472	2,491
Loss on sale/disposal of fixed assets	6	2
Amortization of deferred lease incentive	(489)	(486)
Loss on sale of marketable securities	—	33
Other-than-temporary impairment of marketable securities	—	402
Loss on forward contracts	33	182
Stock and deferred share unit compensation	2,345	2,226
Deferred rent	33	1,057
Changes in operating assets and liabilities:
Accounts receivable	(235)	(1,489)
Unbilled revenue	(589)	2,091
Inventory	602	1,636
Prepaid and other current assets	67	(1,033)
Restricted cash	47	48
Other assets	(11)	12
Accounts payable	737	991
Accrued compensation	(1,959)	2,061
Other accrued liabilities	1,249	(1,473)
Deferred revenue	809	6,622
Proceeds from landlord for tenant improvements	—	750
Net cash used for operating activities	(20,266)	(377)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	628	7,232
Purchases of property and equipment, net	(888)	(1,037)
Payments from settlement of forward contracts	(26)	(279)
Net cash (used for) provided by investing activities	(286)	5,916

Cash flows from financing activities:
Proceeds from stock options exercised	2,133	268
Net cash provided by financing activities	2,133	268

Net change in cash and cash equivalents	(18,419)	5,807

Cash and cash equivalents, beginning balance	69,639	31,619

Cash and cash equivalents, ending balance	$51,220	$37,426

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

A.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2009 and June 30, 2009 and for the three and six months ended December 31, 2009, and 2008 include the accounts of ImmunoGen, Inc., or the Company, and its wholly-owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2009 up through January 29, 2010, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or unrecognizable subsequent events.

Other-than-Temporary Impairments

An other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, only the amount associated with the credit loss is recognized in net loss. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss.

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

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities.  In accordance with Topic 820, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$55,681	$55,681	$—	$—
Available-for-sale marketable securities	1,213	—	1,213	—
	$56,894	$55,681	$1,213	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2009 and June 30, 2009 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2009 and June 30, 2009 is summarized below (in thousands):

	December 31, 2009	June 30, 2009

Raw materials	$1,234	$952
Work in process	—	884

Total	$1,234	$1,836

All Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx.

Inventory cost is stated net of write-downs of $1.7 million and $1.8 million as of December 31, 2009 and June 30, 2009, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date. The Company recorded $530,000 of expense related to excess inventory during the three-month period ended December 31, 2009. No similar charges were recorded during the three or six-month period ended December 31, 2008.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Options to purchase common stock	6,489	5,629	6,489	5,629

Common stock equivalents under treasury stock method	1,910	312	1,956	516

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three and six months ended December 31, 2009, total comprehensive loss equaled $12.9 million and $25.2 million, respectively. For the three and six months ended December 31, 2008, total comprehensive loss equaled $7.3 million and $16.6 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of December 31, 2009, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Dividend	None	None	None	None
Volatility	59.32%	63.39%	59.95%	63.33%
Risk-free interest rate	2.95%	3.11%	3.21%	3.14%
Expected life (years)	7.1	7.1	6.9	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2009 and 2008 were $4.89 and $2.65 per share, respectively, and $5.87 and $2.71 for options granted during the six months ended December 31, 2009 and 2008, respectively.

Stock compensation expense incurred during the three and six months ended December 31, 2009 was $1.2 million and $2.1 million, respectively.  Stock compensation expense incurred during the three and six months ended December 31, 2008 was $838,000 and $2.1 million, respectively.

As of December 31, 2009, the estimated fair value of unvested employee awards was $7.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

During the six months ended December 31, 2009, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of 363,000 shares of common stock at prices ranging from $2.03 to $8.57 per share.  The total proceeds to the Company from these option exercises were approximately $2.1 million.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents consist principally of U.S. Government and agency-backed money market funds which are maintained with two financial institutions in the U.S. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities at December 31, 2009 generally consist of high-grade corporate bonds and asset-backed securities. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. The cost of securities sold is based on the specific identification method. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and six months ended December 31, 2009, net losses recognized on forward contracts were $49,000 and $33,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net. As of December 31, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $1.2 million (815,000 in Euros), all maturing on or before January 29, 2010. As of June 30, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $517,000 (371,000 in Euros). For the three and six months ended December 31, 2008, net losses recognized on forward contracts were $79,000 and $182,000, respectively. The Company does not anticipate using derivative instruments for any purpose other than hedging our exchange rate exposure.

Segment Information

During the three and six months ended December 31, 2009, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2009 and 2008 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2009	2008	2009	2008
Amgen	30%	1%	18%	2%
Bayer	5%	2%	23%	1%
Biogen Idec	23%	2%	13%	7%
Biotest	11%	13%	13%	15%
sanofi-aventis	25%	80%	26%	68%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  This statement becomes effective for the Company’s fiscal year 2011. The Company is evaluating the impact this statement will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the standard. This standard was adopted by the Company during the first quarter of fiscal 2010 and it did not have a material effect on the Company’s financial position or results of operations.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force.” The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this statement did not have an impact on the financial position or results of operations of the Company.

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

Genentech (a wholly owned member of the Roche Group)

In May 2000, the Company entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through December 31, 2009, the Company has received $13.5 million in milestone payments.

In May 2000, the Company also entered into a “right-to-test” agreement with Genentech that granted Genentech the right to test the Company’s maytansinoid TAP technology with Genentech antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses for individual targets on agreed-upon terms to use the Company’s maytansinoid TAP technology to develop products. Under this agreement, Genentech licensed exclusive rights to use the Company’s maytansinoid TAP technology with antibodies to four undisclosed targets. The most recent license was taken in December 2008. For each license taken, we received a $1 million license fee and may receive up to $38 million in milestone payments.

Bayer HealthCare AG

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG. The Company received a $4 million upfront payment upon execution of the agreement, which the Company has deferred and is recognizing as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer reached a preclinical milestone which triggered a $1 million payment to the Company. This milestone is included in license and milestone fees for the six months ended December 31, 2009.

Amgen, Inc.

In September 2009 and November 2009, the Company entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to specific targets. These licenses were taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated periods of substantial involvement.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in its 2009 Annual Report on Form 10-K.

C.    Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2009, the Company recorded approximately $(4,000) and $(12,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. During the three and six months ended December 31, 2008, the Company recorded approximately $(9,000) and $19,000 in (expense reduction) or compensation expense, respectively.

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

On September 16, 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non-employee directors.  The policy was amended on November 11, 2009 to provide that, whenever the Board has a non-employee Chairman in lieu of a Lead Director, the cash payment for the non-employee Chairman of the Board shall be the same as the cash compensation that would otherwise have been payable to the Lead Director. Effective November 12, 2009, non-employee directors became entitled to receive annual meeting fees and committee fees under the new policy. The new policy made changes to the equity portion of the non-employee director compensation, but left the cash portion unchanged. Effective November 11, 2009, non-employee directors became entitled to receive deferred stock units under the new policy as follows.

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

During the three and six months ended December 31, 2009, the Company recorded approximately $75,000 and $292,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan. During the three and six months ended December 31, 2008, the Company recorded approximately $37,000 and $71,000 in compensation expense, respectively.

D.    Marketable Securities

As of December 31, 2009, $51.2 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$51,220	$—	$—	$51,220
Asset-backed securities
Current	119	16	(2)	133
Non-current	922	183	(50)	1,055
Corporate notes
Non-current	25	—	—	25
Total	$52,286	$199	$(52)	$52,433
Less amounts classified as cash and cash equivalents	(51,220)	—	—	(51,220)
Total marketable securities	$1,066	$199	$(52)	$1,213

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

During the six month period ended December 31, 2009, the Company had no realized gains or losses on the sale of investments, compared to realized losses of $33,000 during the same period last year.

As of December 31, 2009, the Company had 14 individual securities in its investment portfolio, of which six were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $561,000, of which $244,000 had been in an unrealized loss position for more than one year, as of December 31, 2009. All such other investments as of December 31, 2009 were either not in a loss position or have been or were in an unrealized loss position for less than a year. As of June 30, 2009, the Company had 19 individual securities in its investment portfolio, of which seven were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $705,000 as of June 30, 2009, of which $332,000 had been in an unrealized loss position for more than a year, as of June 30, 2009. See Note A Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and as a result recorded $266,000 and $402,000 as other-than-temporary impairment charges during the three and six months ended December 31, 2008, respectively. No similar charges were recorded during the three or six months ended December 31, 2009.

E.    Commitments and Contingencies

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company uses this space for its corporate headquarters, research and other operations. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.  The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015.

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

Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during fiscal year 2009 relating to the first year of occupancy, of which $1.0 million was accounted for during the six-month period ended December 31, 2008.

At December 31, 2009, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through October 2010, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2010 (six months remaining)	$3,135
2011	5,887
2012	4,859
2013	4,859
2014	4,925
Thereafter	30,248
Total minimum lease payments	$53,913
Total minimum rental payments from subleases	(3,687)
Total minimum lease payments, net	$50,226

F.    Income Taxes

During the six months ended December 31, 2009, the Company recognized $162,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve its remaining tax benefits.

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

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Bayer HealthCare, Biogen Idec, Biotest, Genentech (a wholly owned member of the Roche Group) and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our major and recent collaborative agreements follow.

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

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through December 31, 2009, we have earned and received an aggregate of $10.5 million in milestone payments under this agreement for compounds covered under this agreement now or in the past.

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

Genentech—In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through December 31, 2009, we have received $13.5 million in milestone payments.

In May 2000, we also entered into a “right-to-test” agreement with Genentech that granted Genentech the right to test our maytansinoid TAP technology with Genentech antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses for individual targets on agreed-upon terms to use our maytansinoid TAP technology to develop products. Under this agreement, Genentech licensed exclusive rights to use our maytansinoid TAP technology with antibodies to four undisclosed targets. The most recent license was taken in December 2008. For each license taken, we received a $1 million license fee and may receive up to $38 million in milestone payments.

Bayer HealthCare—In October 2008, we entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. We will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. We also are entitled to receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare as well as for any related process development activities. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.  In September 2009, Bayer reached a preclinical milestone which triggered a $1.0 million payment to us. This milestone is included in license and milestone fees for the six-month period ended December 31, 2009.

Amgen, Inc.—In September 2009 and November 2009, we entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific targets. These licenses were taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. The agreement grants Amgen certain rights to test our maytansinoid TAP technology with antibodies and to license — on agreed-upon terms — the right to use the technology with antibodies to individual targets to develop products. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated periods of substantial involvement. We also are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue will be recognized when such milestones are achieved. Amgen is responsible for the development, manufacturing, and marketing of any products resulting from this license.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2009, we had approximately $52.4 million in cash and marketable securities compared to $71.1 million in cash and marketable securities as of June 30, 2009.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2009 and 2008

Revenues

Our total revenues for the three months ended December 31, 2009 and 2008 were $3.1 million and $9.3 million, respectively. The $6.2 million decrease in revenues in the three months ended December 31, 2009 from the same period in the prior year is attributable to a decrease in research and development support revenue, license and milestone fees and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $1.3 million for the three months ended December 31, 2009 compared with $2.3 million for the three months ended December 31, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The decreased research and development support fees in the current period compared to the prior year period is primarily due to a reduction in the amount earned from sanofi-aventis with the conclusion of its committed funding obligations in the first half of fiscal 2009, partially offset by revenues earned under or development and collaborations agreements with Amgen. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Three months ended December 31,
Research and Development Support	2009	2008
Collaborative Partner:
Amgen	$717	$—
Bayer HealthCare	—	90
Biogen Idec	74	169
Biotest	300	429
Genentech	157	—
sanofi-aventis	35	1,595
Total	$1,283	$2,283

Revenues from license and milestone fees for the three months ended December 31, 2009 decreased $3.9 million to $827,000 from $4.8 million in the same period ended December 31, 2008. Included in license and milestone fees for the three months ended December 31, 2008 was a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Three months ended December 31,
License and Milestone Fees	2009	2008
Collaborative Partner:
Amgen	$180	$128
Bayer HealthCare	154	103
Biogen Idec	57	57
Biotest	42	42
Centocor	35	34
Genentech	—	43
sanofi-aventis	359	4,359
Total	$827	$4,766

Deferred revenue of $13.6 million as of December 31, 2009 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $1.3 million in the three months ended December 31, 2009, to $998,000 from $2.3 million in the three months ended December 31, 2008. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical  grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended December 31, 2009 decreased $677,000 to $12.2 million from $12.9 million for the three months ended December 31, 2008. The decrease was primarily due to decreased contract service expense, lower cost of clinical materials reimbursed and lower antibody development and supply costs, partially offset by increased salaries and related expenses, greater clinical trial costs and lower overhead utilization.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2009	2008
Research	$3,492	$3,470
Preclinical and Clinical Testing	2,978	2,671
Process and Product Development	1,453	1,467
Manufacturing Operations	4,288	5,280
Total Research and Development Expense	$12,211	$12,888

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended December 31, 2009 increased $22,000 compared to the three months ended December 31, 2008.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2009 increased $307,000 to $3.0 million compared to $2.7 million for the three months ended December 31, 2008. This increase is primarily the result of an increase in clinical trial costs resulting from increased patient enrollment and increased data managements costs and an increase in salaries and related expenses due to the addition of an executive officer and higher salary levels.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2009, total development expenses decreased $14,000 compared to the three months ended December 31, 2008.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2009, manufacturing operations expense decreased $992,000 to $4.3 million compared to $5.3 million in the same period last year. The decrease in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 is primarily the result of a decrease in contract service expense, a decrease in cost of clinical materials reimbursed and a decrease in antibody development and supply costs due to timing of supply requirements. Partially offsetting these decreases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased during the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 increased $365,000 to $3.9 million compared to $3.5 million for the three months ended December 31, 2008. This increase is primarily due to an increase in patent expenses, an increase in consulting fees and an increase in directors’ fees, partially offset by a decrease in salaries and related expenses.

Other (Expense) Income, net

Other (expense) income, net for the three months ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Three Months Ended December 31,
Other (Expense) Income, net	2009	2008
Interest Income	$45	$142
Other than Temporary Impairment	—	(266)
Other Income (Expense)	(64)	(5)
Total Other (Expense) Income, net	$(19)	$(129)

Interest Income

Interest income for the three months ended December 31, 2009 decreased $97,000 to $45,000 from $142,000 for the three months ended December 31, 2008. The decrease in interest income is primarily the result of lower yields on investments reflecting lower market rates.

Other than Temporary Impairment

During the three months ended December 31, 2008, we recognized $266,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  There were no such charges for the three months ended December 31, 2009.

Other Income (Expense)

Other expense for the three months ended December 31, 2009 and 2008 was $64,000 and $5,000, respectively. During the three months ended December 31, 2009 we recorded net losses on forward contracts of $49,000 compared to net losses on forward contracts of $79,000 for the three months ended December 31, 2008. We incurred $(9,000) and $67,000 in foreign currency translation (losses) gains related to obligations with non-U.S. dollar-based suppliers during the three months ended December 31, 2009 and 2008, respectively.

Comparison of Six Months ended December 31, 2009 and 2008

Revenues

Our total revenues for the six months ended December 31, 2009 and 2008 were $6.2 million and $15.5 million, respectively. The $9.3 million decrease in revenues in the six months ended December 31, 2009 from the same period in the prior year is attributable to a decrease in research and development support revenue, license and milestone fees and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $2.1 million for the six months ended December 31, 2009 compared with $5.5 million for the six months ended December 31, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. The decreased research and development support fees in the current period compared to the prior year period is primarily due to a reduction in the amount earned from sanofi-aventis with the conclusion of its committed funding obligations in the first half of fiscal 2009. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Six months ended December 31,
Research and Development Support	2009	2008
Collaborative Partner:
Amgen	$750	$3
Bayer HealthCare	—	122
Biogen Idec	82	407
Biotest	728	954
Genentech	352	9
sanofi-aventis	153	3,945
Other	—	50
Total	$2,065	$5,490

Revenues from license and milestone fees for the six months ended December 31, 2009 decreased $4.3 million to $2.7 million from $7.0 million in the same period ended December 31, 2008.  Included in license and milestone fees for the six months ended December 31, 2009 was a $1 million preclinical milestone earned pursuant to our development and license agreement with Bayer. Included in license and milestone fees for the six months ended December 31, 2008 was a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest.  Also in the prior period, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Six months ended December 31,
License and Milestone Fees	2009	2008
Collaborative Partner:
Amgen	$327	$253
Bayer HealthCare	1,308	103
Biogen Idec	114	114
Biotest	84	584
Boehringer Ingelheim	—	486
Centocor	69	69
Genentech	39	74
Millennium Pharmaceuticals	—	361
sanofi-aventis	717	4,945
Total	$2,658	$6,989

Clinical materials reimbursement decreased by approximately $1.5 million in the six months ended December 31, 2009, to $1.5 million from $3.0 million in the six months ended December 31, 2008. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical  grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2009 decreased $349,000 to $24.4 million from $24.7 million for the six months ended December 31, 2008.

Our categories of research and development expenses are listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2009	2008
Research	$7,108	$7,073
Preclinical and Clinical Testing	6,212	4,913
Process and Product Development	2,929	3,055
Manufacturing Operations	8,150	9,707
Total Research and Development Expense	$24,399	$24,748

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the six months ended December 31, 2009 increased $35,000 compared to the six months ended December 31, 2008.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2009 increased $1.3 million to $6.2 million compared to $4.9 million for the six months ended December 31, 2008. This increase is primarily the result of an increase in clinical trial costs resulting from additional sites opened, increased patient enrollment and increased data management costs and an increase in salaries and related expenses due to the addition of an executive officer and higher salary levels.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2009, total development expenses decreased $126,000 to $2.9 million, compared to $3.1 million for the six months ended December 31, 2008.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2009, manufacturing operations expense decreased $1.5 million to $8.2 million compared to $9.7 million in the same period last year. The decrease in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 is primarily the result of a decrease in contract service expense, a decrease in cost of clinical materials reimbursed and a decrease in antibody development and supply costs due to timing of supply requirements. Partially offsetting these decreases, overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased during the current period.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2009 increased $279,000 to $7.5 million compared to $7.2 million for the six months ended December 31, 2008. This increase is primarily due to an increase in patent expenses, an increase in consulting fees, an increase in directors’ fees and an increase in other general corporate expenses, partially offset by a decrease in salaries and related expenses.

Other (Expense) Income, net

Other (expense) income, net for the six months ended December 31, 2009 and 2008 is included in the following table (in thousands):

	Six Months Ended December 31,
Other (Expense) Income, net	2009	2008
Interest Income	$102	$445
Net Realized Losses on Investments	—	(33)
Other than Temporary Impairment	—	(402)
Other Income (Expense)	23	(123)
Total Other (Expense) Income, net	$125	$(113)

Interest Income

Interest income for the six months ended December 31, 2009 decreased $343,000 to $102,000 from $445,000 for the six months ended December 31, 2008. The decrease in interest income is primarily the result of lower yields on investments reflecting lower market rates.

Net Realized Losses on Investments

Net realized losses on investments were $33,000 for the six months ended December 31, 2008. There were no losses recognized in the six months ended December 31, 2009. The difference is attributable to market conditions and to the timing of investment sales.

Other than Temporary Impairment

During the six months ended December 31, 2008, we recognized $402,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  There were no such charges for the six months ended December 31, 2009.

Other Income (Expense)

Other income (expense) for the six months ended December 31, 2009 and 2008 was $23,000 and $(123,000), respectively. During the six months ended December 31, 2009 we recorded net losses on forward contracts of $33,000 compared to net losses on forward contracts of $182,000 for the six months ended December 31, 2008. We incurred $61,000 and $51,000 in foreign currency translation gains related to obligations with non-U.S. dollar-based suppliers during the six months ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	June 30,
	2009	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$52,433	$71,125
Working capital	46,958	65,738
Shareholders’ equity	46,319	66,857

	Six Months Ended December 31,
	2009	2008
	(In thousands)
Cash used for operating activities	$(20,266)	$(377)
Cash (used for) provided by investing activities	(286)	5,916
Cash provided by financing activities	2,133	268

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of December 31, 2009, we had approximately $52.4 million in cash and marketable securities. Net cash used in operations was $20.3 million and $377,000 for the six months ended December 31, 2009 and 2008, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash (used for) provided by investing activities was $(286,000) and $5.9 million for the six months ended December 31, 2009 and 2008, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $888,000 and $1.0 million for the six-month periods ended December 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $2.1 million and $268,000 for the six months ended December 31, 2009 and 2008, respectively, which represents proceeds from the exercise of approximately 363,000 and 109,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments will enable us to meet our operational expenses and capital expenditures for the balance of fiscal 2010 and fiscal year 2011. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

Effective July 2007, we entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA which we use for our corporate headquarters, research and other operations. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. There have been no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  This statement becomes effective for our fiscal year 2011. We are evaluating this statement and the effect it will have on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the standard. This standard becomes effective for the first reporting period (including interim periods) beginning after issuance. We adopted this standard in the current period and do not expect it to have a material effect on our financial position or results of operations.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force.” The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this statement did not have an impact on the financial position or results of operations of the Company.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on November 11, 2009 (the “Meeting”). At the Meeting, shareholders fixed the number of Directors constituting the full Board of Directors at nine. The voting results were as follows:

For:	41,800,872
Against:	1,198,104
Abstain:	121,731

At the Meeting, the shareholders elected nine Directors as follows:

	FOR	WITHHELD
Mitchel Sayare, Ph.D.	41,776,321	1,344,387
Daniel M. Junius	42,059,978	1,060,730
David W. Carter	42,167,197	953,511
Stephen C. McCluski	41,419,143	1,701,565
Nicole Onetto, MD	42,266,132	854,576
Howard Pien	41,725,754	1,394,954
Mark Skaletsky	41,902,946	1,217,762
Joseph J. Villafranca, Ph.D.	42,091,163	1,029,545
Richard J. Wallace	42,092,070	1,028,638

At the Meeting, shareholders approved an amendment to our Restated Articles of Organization to increase the number of authorized shares of common stock from 75,000,000 to 100,000,000.  The voting results were as follows:

For:	37,900,606
Against:	4,960,611
Abstain:	259,490

ITEM 6.                             Exhibits

10.1                                                   Compensation Policy for Non-Employee Directors, as amended

10.2                                                   Severance Agreement dated as of December 17, 2009 between the Registrant and Suzanne Cadden

10.3                                                   Employment offer letter between the Registrant and Suzanne Cadden

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

ImmunoGen, Inc.

Date: January 29, 2010	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2010	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Compensation Policy for Non-Employee Directors, as amended
10.2	Severance Agreement dated as of December 17, 2009 between the Registrant and Suzanne Cadden
10.3	Employment offer letter between the Registrant and Suzanne Cadden
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.