Form 10-Q
period 2010-03-31
IMMUNOGEN INC
filed 2010-04-30
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares of common stock, par value $.01 per share:  57,461,526 shares outstanding as of April 26, 2010.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2010	June 30, 2009

ASSETS
Cash and cash equivalents	$41,032	$69,639
Marketable securities	1,185	1,486
Accounts receivable	381	1,746
Unbilled revenue	1,894	561
Inventory	1,225	1,836
Restricted cash	574	366
Prepaid and other current assets	1,715	1,232
Total current assets	48,006	76,866

Property and equipment, net of accumulated depreciation	17,081	19,671
Long-term restricted cash	3,887	4,142
Other assets	226	25

Total assets	$69,200	$100,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,280	$1,244
Accrued compensation	3,228	4,140
Other accrued liabilities	2,429	1,566
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,459	3,199
Total current liabilities	11,375	11,128

Deferred lease incentive, net of current portion	8,807	9,540
Deferred revenue, net of current portion	9,245	9,543
Other long-term liabilities	3,822	3,636
Total liabilities	33,249	33,847
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 57,414 and 56,947 shares as of March 31, 2010 and June 30, 2009, respectively	574	569
Additional paid-in capital	394,100	387,947
Accumulated deficit	(358,958)	(321,451)
Accumulated other comprehensive income (loss)	235	(208)
Total shareholders’ equity	35,951	66,857
Total liabilities and shareholders’ equity	$69,200	$100,704

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Revenues:
Research and development support	$1,805	$908	$3,870	$6,398
License and milestone fees	1,266	7,314	3,924	14,303
Clinical materials reimbursement	243	4	1,727	2,985

Total revenues	3,314	8,226	9,521	23,686

Operating Expenses:
Research and development	12,091	9,493	36,490	34,241
General and administrative	3,447	3,243	10,925	10,442

Total operating expenses	15,538	12,736	47,415	44,683

Loss from operations	(12,224)	(4,510)	(37,894)	(20,997)

Other (expense) income, net	(3)	(100)	122	(213)

Loss before benefit for income taxes	(12,227)	(4,610)	(37,772)	(21,210)

Benefit for income taxes	(103)	—	(265)	(100)

Net loss	$(12,124)	$(4,610)	$(37,507)	$(21,110)

Basic and diluted net loss per common share	$(0.21)	$(0.09)	$(0.66)	$(0.41)

Basic and diluted weighted average common shares outstanding	57,365	51,037	57,183	50,880

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(37,507)	$(21,110)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,660	3,758
Loss on sale/disposal of fixed assets	41	3
Amortization of deferred lease incentive	(734)	(731)
Loss on sale of marketable securities	—	33
Other-than-temporary impairment of marketable securities	—	516
Loss on forward contracts	98	258
Stock and deferred share unit compensation	3,441	3,062
Deferred rent	41	1,421
Changes in operating assets and liabilities:
Accounts receivable	1,365	230
Unbilled revenue	(1,333)	2,544
Inventory	611	421
Prepaid and other current assets	(487)	(512)
Restricted cash	47	48
Other assets	(201)	11
Accounts payable	36	1,060
Accrued compensation	(912)	2,507
Other accrued liabilities	1,005	(2,926)
Deferred revenue	(38)	5,707
Proceeds from landlord for tenant improvements	—	750
Net cash used for operating activities	(30,867)	(2,950)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	744	9,153
Purchases of property and equipment, net	(1,111)	(1,536)
Payments from settlement of forward contracts	(81)	(311)
Net cash (used for) provided by investing activities	(448)	7,306

Cash flows from financing activities:
Proceeds from stock options exercised	2,708	885
Net cash provided by financing activities	2,708	885

Net change in cash and cash equivalents	(28,607)	5,241

Cash and cash equivalents, beginning balance	69,639	31,619

Cash and cash equivalents, ending balance	$41,032	$36,860

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2010 and June 30, 2009 and for the three and nine months ended March 31, 2010 and 2009 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or unrecognizable subsequent events.

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

As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis, including our cash equivalents and marketable securities.  In accordance with Topic 820, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$45,493	$45,493	$—	$—
Available-for-sale marketable securities	1,185	—	1,185	—
	$46,678	$45,493	$1,185	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2010 and June 30, 2009 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2010 and June 30, 2009 is summarized below (in thousands):

	March 31, 2010	June 30, 2009

Raw materials	$1,225	$952
Work in process	—	884
Total	$1,225	$1,836

All Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx.

Inventory cost is stated net of write-downs of $1.1 million and $1.8 million as of March 31, 2010 and June 30, 2009, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date. The Company recorded $530,000 of expense related to excess inventory during the nine-month period ended March 31, 2010. No similar charges were recorded during the three or nine-month period ended March 31, 2009.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Common stock equivalents under treasury stock method	1,649	823	1,833	605

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three and nine months ended March 31, 2010, total comprehensive loss equaled $12.0 million and $37.3 million, respectively. For the three and nine months ended March 31, 2009, total comprehensive loss equaled $4.6 million and $21.2 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of March 31, 2010, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Dividend	None	None	None	None
Volatility	58.77%	62.97%	59.94%	63.10%
Risk-free interest rate	3.14%	2.00%	3.21%	2.40%
Expected life (years)	7.2	7.2	6.9	7.2

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2010 and 2009 were $4.42 and $2.72 per share, respectively, and $5.86 and $2.71 for options granted during the nine months ended March 31, 2010 and 2009, respectively.

Stock compensation expense incurred during the three and nine months ended March 31, 2010 was $1.0 million and $3.1 million, respectively.  Stock compensation expense incurred during the three and nine months ended March 31, 2009 was $731,000 and $2.9 million, respectively.

As of March 31, 2010, the estimated fair value of unvested employee awards was $6.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

During the nine months ended March 31, 2010, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 468,000 shares of common stock at prices ranging from $2.03 to $8.57 per share.  The total proceeds to the Company from these option exercises were approximately $2.7 million.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents consist principally of U.S. Government and agency-backed money market funds which are maintained with two financial institutions in the U.S. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities at March 31, 2010 generally consist of high-grade corporate bonds and asset-backed securities. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. The cost of securities sold is based on the specific identification method. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2010, net losses recognized on forward contracts were $64,000 and $98,000, respectively, and are included in the accompanying consolidated statement of operations as other income (expense), net. As of March 31, 2010, the Company had outstanding forward contracts with amounts equivalent to approximately $1.2 million (884,000 in Euros), all maturing on or before January 4, 2011. As of June 30, 2009, the Company had outstanding forward contracts with amounts equivalent to approximately $517,000 (371,000 in Euros). For the three and nine months ended March 31, 2009, net losses recognized on forward contracts were $76,000 and $258,000, respectively. The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three and nine months ended March 31, 2010, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2010 and 2009 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2010	2009	2010	2009
Amgen	51%	2%	29%	2%
Bayer HealthCare	11%	3%	19%	2%
Biotest	8%	3%	11%	11%
Genentech	1%	80%	5%	28%
sanofi-aventis	25%	9%	26%	47%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2010 and 2009.

Recent Accounting Pronouncements

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

B.       Significant Collaborative Agreements

sanofi-aventis

In August 2006, sanofi-aventis exercised its final remaining option to extend the term of an existing research collaboration with the Company until August 31, 2008, and committed to pay the Company a minimum of $10.4 million in research support over the twelve months beginning September 1, 2007. The two companies subsequently agreed to extend the date of payment through October 31, 2008 to enable completion of previously agreed-upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program and is now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

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

In February 2010, sanofi-aventis notified the Company that one of the product candidates under its discovery, development and commercialization agreement had achieved a preclinical milestone, triggering a $500,000 payment to the Company. This milestone is included in license and milestone fee revenue for the three and nine-month periods ended March 31, 2010.

Genentech (a wholly owned member of the Roche Group)

In May 2000, the Company entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through March 31, 2010, the Company has received $13.5 million in milestone payments.  The most recent was $6.5 million earned in February 2009 with the start of T-DM1 Phase III testing.

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

Bayer HealthCare AG

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare AG. The Company received a $4 million upfront payment upon execution of the agreement, which the Company has deferred and is recognizing as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer reached a preclinical milestone which triggered a $1 million payment to the Company. This milestone is included in license and milestone fees for the nine months ended March 31, 2010.

Amgen, Inc.

In September 2009 and November 2009, the Company entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to specific targets. These licenses were taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of substantial involvement.

Other

The Company also has development and license agreements with Biogen Idec and Biotest for which it previously received upfront payments of $1 million each.  These upfront payments were deferred and are being recognized over the estimated period of substantial involvement.  Due to changes in facts and circumstances, during the current quarter, the Company adjusted the periods of substantial involvement over which it amortizes these upfront fees.  As a result, the Company recognized approximately $45,000 less license and milestone fee revenue during the current quarter.  As of March 31, 2010, there is collectively $709,000 in unamortized upfront payments that will be recognized over the remaining periods of performance through December 2013.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in its 2009 Annual Report on Form 10-K.

C.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2010, the Company recorded approximately $3,000 and $(8,000) in compensation expense and expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. During the three and nine months ended March 31, 2009, the Company recorded approximately $42,000 and $61,000 in compensation expense, respectively.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

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

•                  All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

During the three and nine months ended March 31, 2010, the Company recorded approximately $87,000 and $379,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan. During the three and nine months ended March 31, 2009, the Company recorded approximately $51,000 and $122,000 in similar compensation expense, respectively.

D.                    Marketable Securities

As of March 31, 2010, $41.0 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of March 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$41,032	$—	$—	$41,032
Asset-backed securities
Current	79	16	(1)	94
Non-current	846	263	(43)	1,066
Corporate notes
Non-current	25	—	—	25
Total	$41,982	$279	$(44)	$42,217
Less amounts classified as cash and cash equivalents	(41,032)	—	—	(41,032)
Total marketable securities	$950	$279	$(44)	$1,185

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

During the nine month period ended March 31, 2010, the Company had no realized gains or losses on the sale of investments, compared to realized losses of $33,000 during the same period last year.

As of March 31, 2010, the Company had 14 individual securities in its investment portfolio, of which five were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $514,000, of which $329,000 had been in an unrealized loss position for more than one year, as of March 31, 2010. All such other investments as of March 31, 2010 were either not in a loss position or have been or were in an unrealized loss position for less than a year. As of June 30, 2009, the Company had 19 individual securities in its investment portfolio, of which seven were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $705,000 as of June 30, 2009, of which $332,000 had been in an unrealized loss position for more than a year, as of June 30, 2009. See Note A. Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and as a result recorded $114,000 and $516,000 as other-than-temporary impairment charges during the three and nine months ended March 31, 2009, respectively. No similar charges were recorded during the three or nine months ended March 31, 2010.

E.    Commitments and Contingencies

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company uses this space for its corporate headquarters, research and other operations. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.  The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015, with the sublessee having an option to extend the term for an additional two years.

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

Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during the prior year nine-month period relating to the first year of occupancy.

At March 31, 2010, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through October 2010, the remainder of the sublease.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2010 (three months remaining)	$1,567
2011	5,887
2012	4,859
2013	4,859
2014	4,925
Thereafter	30,249
Total minimum lease payments	$52,346
Total minimum rental payments from subleases	(3,459)
Total minimum lease payments, net	$48,887

F.    Income Taxes

During the nine months ended March 31, 2010 and 2009, the Company recognized $265,000 and $100,000, respectively, of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve its remaining tax benefits.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, and small-molecule cytotoxic, or cell-killing, agents. Our Targeted Antibody Payload, or TAP, technology uses antibodies to deliver a potent cytotoxic agent specifically to cancer cells, and consists of a tumor-targeting monoclonal antibody with one of our proprietary cell-killing agents attached using one of our engineered linkers. The antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4 are our proprietary derivatives of a substance called maytansine. We also use our expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

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

The collaboration agreement also provides for certain other payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through March 31, 2010, we have earned and received an aggregate of $11 million in milestone payments under this agreement for compounds covered under this agreement now or in the past.

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

In February 2010, sanofi-aventis notified us that one of the product candidates under its discovery, development and commercialization agreement had achieved a preclinical milestone, triggering a $500,000 payment to us. This milestone is included in license and milestone fee revenue for the current three and nine-month period.

Genentech—In May 2000, we entered into a license agreement with Genentech that granted Genentech exclusive rights to use our maytansinoid TAP technology with antibodies, such as trastuzumab, that target HER2. We received a $2 million upfront payment from Genentech upon execution of the agreement. We also are entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting product. Through March 31, 2010, we have received $13.5 million in milestone payments. The most recent was $6.5 million earned in February 2009 with the start of T-DM1 Phase III testing.

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

Bayer HealthCare—In October 2008, we entered into a development and license agreement with Bayer HealthCare AG. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. We will be compensated by Bayer HealthCare at a stipulated rate for work performed on behalf of Bayer HealthCare under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. We also are entitled to receive payments for manufacturing any preclinical and clinical materials made at the request of Bayer HealthCare as well as for any related process development activities. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.  In September 2009, Bayer reached a preclinical milestone which triggered a $1.0 million payment to us. This milestone is included in license and milestone fees for the nine-month period ended March 31, 2010.

Amgen, Inc.—In September 2009 and November 2009, we entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific targets. These licenses were taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. The agreement grants Amgen certain rights to test our maytansinoid TAP technology with antibodies and to license — on agreed-upon terms — the right to use the technology with antibodies to individual targets to develop products. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated period of substantial involvement. We also are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. When milestone fees are specifically tied to a separate earnings process and are deemed to be substantive and at risk, revenue will be recognized when such milestones are achieved. Amgen is responsible for the development, manufacturing, and marketing of any products resulting from this license.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2010, we had approximately $42.2 million in cash and marketable securities compared to $71.1 million in cash and marketable securities as of June 30, 2009.

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

Certain provisions of ASC Topic 820, “Investments — Debt and Equity Securities,” related to other non-financial assets and liabilities were adopted by the Company on July 1, 2009 and did not have a material impact on our financial position or results of operations upon adoption; however, this standard may impact us in subsequent periods and require additional disclosures. Refer to Note A — Fair Value of Financial Instruments to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of this standard.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2010 and 2009

Revenues

Our total revenues for the three months ended March 31, 2010 and 2009 were $3.3 million and $8.2 million, respectively. The $4.9 million decrease in revenues in the three months ended March 31, 2010 from the same period in the prior year is attributable to a decrease in license and milestone fees, partially offset by an increase in research and development support revenue and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $1.8 million for the three months ended March 31, 2010 compared with $908,000 for the three months ended March 31, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increased research and development support fees in the current period compared to the prior year period is primarily due to revenues earned under our development and collaboration agreements with Amgen. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Three months ended March 31,
Research and Development Support	2010	2009
Collaborative Partner:
Amgen	$1,402	$6
Bayer HealthCare	83	99
Biogen Idec	102	83
Biotest	221	201
Genentech	44	55
sanofi-aventis	(47)	364
Other	—	100
Total	$1,805	$908

Revenues from license and milestone fees for the three months ended March 31, 2010 decreased $6.0 million to $1.3 million from $7.3 million in the same period ended March 31, 2009. Included in license and milestone fees for the three months ended March 31, 2010 was $500,000 related to a preclinical milestone achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the three months ended March 31, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of trastuzumab-DM1, or T-DM1, by Genentech. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Three months ended March 31,
License and Milestone Fees	2010	2009
Collaborative Partner:
Amgen	$177	$129
Bayer HealthCare	154	154
Biogen Idec	21	57
Biotest	32	42
Centocor	23	35
Genentech	—	6,538
sanofi-aventis	859	359
Total	$1,266	$7,314

Deferred revenue of $12.7 million as of March 31, 2010 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $239,000 in the three months ended March 31, 2010, to $243,000 from $4,000 in the three months ended March 31, 2009. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical  grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations which also includes raw material and process improvement efforts.

Research and development expense for the three months ended March 31, 2010 increased $2.6 million to $12.1 million from $9.5 million for the three months ended March 31, 2009. The increase was primarily due to lower manufacturing overhead utilization, increased salaries and related expenses, and increased contract service expense and consulting fees.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2010	2009
Research	$3,541	$3,491
Preclinical and Clinical Testing	3,360	2,492
Process and Product Development	1,544	1,456
Manufacturing Operations	3,646	2,054
Total Research and Development Expense	$12,091	$9,493

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended March 31, 2010 increased $50,000 compared to the three months ended March 31, 2009.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2010 increased $868,000 to $3.4 million compared to $2.5 million for the three months ended March 31, 2009. This increase is primarily the result of an increase in clinical trial costs resulting from increased patient enrollment and increased data managements costs, increased regulatory assistance, and an increase in salaries and related expenses due to the addition of an executive officer and higher salary levels.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2010, total development expenses increased $88,000 compared to the three months ended March 31, 2009.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2010, manufacturing operations expense increased $1.5 million to $3.6 million compared to $2.1 million in the same period last year. The increase in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily the result of a decrease in overhead utilization from the manufacture of clinical materials on behalf of our collaborators during the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 increased $204,000 to $3.4 million compared to $3.2 million for the three months ended March 31, 2009. This increase is primarily due to an increase in patent expenses, partially offset by a decrease in salaries and related expenses.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Three Months Ended March 31,
Other (Expense) Income, net	2010	2009
Interest Income	$31	$80
Other than Temporary Impairment	—	(114)
Other Expense, net	(34)	(66)
Total Other (Expense) Income, net	$(3)	$(100)

Interest Income

Interest income for the three months ended March 31, 2010 decreased $49,000 to $31,000 from $80,000 for the three months ended March 31, 2009. The decrease in interest income is primarily the result of lower yields on investments reflecting lower market rates.

Other than Temporary Impairment

During the three months ended March 31, 2009, we recognized $114,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  There were no such charges for the three months ended March 31, 2010.

Other (Expense) Income

Other expense for the three months ended March 31, 2010 and 2009 was $34,000 and $66,000, respectively. During the three months ended March 31, 2010 we recorded net losses on forward contracts of $64,000 compared to net losses on forward contracts of $76,000 for the three months ended March 31, 2009. We incurred $30,000 and $10,000 in foreign currency translation gains related to obligations with non-U.S. dollar-based suppliers during the three months ended March 31, 2010 and 2009, respectively.

Comparison of Nine Months ended March 31, 2010 and 2009

Revenues

Our total revenues for the nine months ended March 31, 2010 and 2009 were $9.5 million and $23.7 million, respectively. The $14.2 million decrease in revenues in the nine months ended March 31, 2010 from the same period in the prior year is attributable to a decrease in research and development support revenue, license and milestone fees and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $3.9 million for the nine months ended March 31, 2010 compared with $6.4 million for the nine months ended March 31, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. The decreased research and development support fees in the current period compared to the prior year period is primarily due to a reduction in the amount earned from sanofi-aventis with the conclusion of its committed funding obligations in the first half of fiscal 2009. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Nine months ended March 31,
Research and Development Support	2010	2009
Collaborative Partner:
Amgen	$2,152	$7
Bayer HealthCare	83	221
Biogen Idec	184	491
Biotest	949	1,156
Genentech	396	63
sanofi-aventis	106	4,310
Other	—	150
Total	$3,870	$6,398

Revenues from license and milestone fees for the nine months ended March 31, 2010 decreased $10.4 million to $3.9 million from $14.3 million in the same period ended March 31, 2009.  Included in license and milestone fees for the nine months ended March 31, 2010 were $1 million and $500,000 preclinical milestones earned pursuant to our agreements with Bayer and sanofi-aventis, respectively. Included in license and milestone fees for the nine months ended March 31, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of T-DM1 by Genentech, a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest.  Also in the prior period, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Nine months ended March 31,
License and Milestone Fees	2010	2009
Collaborative Partner:
Amgen	$504	$382
Bayer HealthCare	1,462	256
Biogen Idec	135	171
Biotest	117	626
Boehringer Ingelheim	—	486
Centocor	92	104
Genentech	38	6,613
Millennium Pharmaceuticals	—	361
sanofi-aventis	1,576	5,304
Total	$3,924	$14,303

Clinical materials reimbursement decreased by approximately $1.3 million in the nine months ended March 31, 2010, to $1.7 million from $3.0 million in the nine months ended March 31, 2009. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical  grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2010 increased $2.2 million to $36.4 million from $34.2 million for the nine months ended March 31, 2009.

Our categories of research and development expenses are listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2010	2009
Research	$10,649	$10,561
Preclinical and Clinical Testing	9,572	7,405
Process and Product Development	4,473	4,512
Manufacturing Operations	11,796	11,763
Total Research and Development Expense	$36,490	$34,241

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the nine months ended March 31, 2010 increased $88,000 compared to the nine months ended March 31, 2009.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2010 increased $2.2 million to $9.6 million compared to $7.4 million for the nine months ended March 31, 2009. This increase is primarily the result of an increase in clinical trial costs resulting from additional sites opened, increased patient enrollment and increased data management costs, an increase in consulting fees for regulatory assistance and preclinical studies conducted, and an increase in salaries and related expenses due to the addition of two executive officers and higher salary levels.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2010, total development expenses decreased $39,000 compared to the nine months ended March 31, 2009.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2010, manufacturing operations expense increased $33,000 compared to the same period last year. Overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased significantly during the current period compared to the same period last year.  However, substantially offsetting this net increase to expenses, contract service expense, cost of clinical materials reimbursed and antibody development and supply costs decreased during the current period.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2010 increased $483,000 to $10.9 million compared to $10.4 million for the nine months ended March 31, 2009. This increase is primarily due to an increase in patent expenses, an increase in consulting fees, an increase in directors’ fees and an increase in other general corporate expenses, partially offset by a decrease in salaries and related expenses.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended March 31, 2010 and 2009 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other (Expense) Income, net	2010	2009
Interest Income	$134	$525
Net Realized Losses on Investments	—	(33)
Other than Temporary Impairment	—	(516)
Other Expense, net	(12)	(189)
Total Other (Expense) Income, net	$122	$(213)

Interest Income

Interest income for the nine months ended March 31, 2010 decreased $391,000 to $134,000 from $525,000 for the nine months ended March 31, 2009. The decrease in interest income is primarily the result of lower yields on investments reflecting lower market rates.

Net Realized Losses on Investments

Net realized losses on investments were $33,000 for the nine months ended March 31, 2009. There were no losses recognized in the nine months ended March 31, 2010. The difference is attributable to market conditions and to the timing of investment sales.

Other than Temporary Impairment

During the nine months ended March 31, 2009, we recognized $516,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.  There were no such charges for the nine months ended March 31, 2010.

Other Expense

Other expense for the nine months ended March 31, 2010 and 2009 was $12,000 and $189,000, respectively. During the nine months ended March 31, 2010 we recorded net losses on forward contracts of $98,000 compared to net losses on forward contracts of $258,000 for the nine months ended March 31, 2009. We realized $91,000 and $61,000 in foreign currency translation gains related to obligations with non-U.S. dollar-based suppliers during the nine months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	June 30,
	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$42,217	$71,125
Working capital	36,631	65,738
Shareholders’ equity	35,951	66,857

	Nine Months Ended March 31,
	2010	2009
	(In thousands)
Cash used for operating activities	$(30,867)	$(2,950)
Cash (used for) provided by investing activities	(448)	7,306
Cash provided by financing activities	2,708	885

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of March 31, 2010, we had approximately $42.2 million in cash and marketable securities. Net cash used in operations was $30.9 million and $3.0 million for the nine months ended March 31, 2010 and 2009, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash (used for) provided by investing activities was $(448,000) and $7.3 million for the nine months ended March 31, 2010 and 2009, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $1.1 million and $1.5 million for the nine-month periods ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $2.7 million and $885,000 for the nine months ended March 31, 2010 and 2009, respectively, which represents proceeds from the exercise of approximately 468,000 and 313,000 stock options, respectively.

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

ITEM 6.                             Exhibits

3.1                                                          Restated Articles of Organization, as amended.

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

ImmunoGen, Inc.

Date: April 30, 2010	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Organization, as amended.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.