Form 10-K
period 2010-06-30
IMMUNOGEN INC
filed 2010-08-27
CIK 855654

Use these links to rapidly review the document
ImmunoGen, Inc. Form 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2009: $444,794,248 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 24, 2010: 67,949,840 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 16, 2010 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2010 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

The Company

        We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, the development of monoclonal antibodies, the creation of highly potent cytotoxic, or cell-killing, agents, and the engineering of linkers used to attach our cell-killing agents to antibodies.

        Most of the product candidates being developed by us and through our collaborations with others utilize our Targeted Antibody Payload, or TAP, technology. A TAP compound consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with one of our highly potent cytotoxic agents attached using one of our linkers. Our linkers are engineered to keep the cytotoxic agent stably attached to the antibody while the TAP compound is in the blood stream and then release it in a fully active form after delivery to a cancer cell. Six TAP compounds and one therapeutic antibody are in clinical testing through our own programs and those of our partners, with more expected to enter the clinic in 2010 and 2011.

        We develop targeted, antibody-based anticancer compounds for our own proprietary pipeline. Our most advanced wholly owned product candidate is lorvotuzumab mertansine (also known as IMGN901). This TAP compound is a potential treatment for cancers that express CD56, which include small-cell lung cancer, Merkel cell carcinoma, ovarian cancer, and multiple myeloma. We have several clinical trials underway with lorvotuzumab mertansine and expect to initiate additional trials going forward. Our second most advanced compound, IMGN388, is a potential treatment for solid tumors including melanomas, sarcomas and many carcinomas. IMGN388 also is a clinical-stage TAP compound. We have three TAP compounds currently in or positioned to begin preclinical toxicology studies. One of these compounds, IMGN529, is being developed for the treatment of certain liquid tumors and we expect to submit an investigational new drug, or IND, application to the FDA for this product candidate in 2011. We expect to submit an IND for another of these in 2012. In addition to our product programs, we continue to invest in our TAP technology, including the development of additional cytotoxic agents and linkers, to maintain a leadership position in our field.

        Part of our business model is to establish collaborations with other companies in order to provide us with cash and revenue short term and potential significant value long term. The collaborations also expand the utilization of our TAP technology. The most advanced TAP compound, Trastuzumab-DM1 or T-DM1, is in development through our collaboration with Genentech, a member of the Roche Group, and it is in Phase III testing for two indications. SAR3419 and SAR650984 are in clinical testing through a collaboration with sanofi-aventis. BIIB015 and BT-062 are in clinical development through our collaborations with Biogen Idec and Biotest, respectively. Companies with licenses to develop TAP compounds to other targets include Amgen, Bayer Schering Pharma, Genentech, and sanofi-aventis.

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

Product Candidates

        The following table summarizes the status for compounds in development by us and our collaborators. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the level of safety and efficacy of any product candidates necessary to obtain regulatory approval.

Product Candidate	Development Stage	Collaborative Partner, if any
Trastuzumab-DM1 (T-DM1)	For advanced HER2+ breast cancer: • 2nd-line use—Phase III trial underway • 1st-line use—Phase III trial underway • Adjuvant use—described as being under consideration	Genentech/Roche
Lorvotuzumab mertansine (IMGN901)

For CD56+ solid tumors:
•  Merkel cell carcinoma—patients with advanced
    disease being enrolled into expansion phase
    of a Phase I trial; Go/no go decision to
    be made regarding initiation of pivotal testing
•  Small-cell lung cancer—patients with advanced
    disease being enrolled into expansion phase
    of a Phase I elial; Phase I/II trial
    in 1st-line use expected to start
    by late 2010
•  Ovarian cancer—patients with advanced disease
    being recruited into expansion phase of a
    Phase I trial; next steps to be determined
For CD56+ multiple myeloma:
•  Use as monotherapy in advanced disease—
    patients being enrolled into expansion
    phase of a Phase I trial
•  Use in combination in advanced
    disease—patients being enrolled into
    Phase I trial

Proprietary to ImmunoGen
SAR3419	For advanced CD19+ non-Hodgkin's lymphoma—Phase I	sanofi-aventis
IMGN388	For advanced solid tumors—Phase I	Centocor Ortho Biotech has opt-in rights
BIIB015	For advanced solid tumors—Phase I	Biogen Idec
BT-062	For advanced multiple myeloma—Phase I	Biotest; ImmunoGen has opt-in rights
SAR650984(1)	For advanced hematological malignancies—Phase I	sanofi-aventis
SAR566658	For advanced solid tumors—Preclinical	sanofi-aventis
Other compounds	Research/preclinical	ImmunoGen/collaborators

(1)
Therapeutic antibody; the rest of the product candidates are TAP compounds.

Trastuzumab-DM1 (T-DM1)

        The most advanced compound in our pipeline is T-DM1, which is in global development by Roche for the treatment of advanced HER2+ breast cancer. T-DM1 consists of our DM1 cell-killing agent attached to trastuzumab, which is the active component of the marketed anticancer compound,

Herceptin®. T-DM1 was created under a HER2-specific license agreement established in 2000 between ImmunoGen and Genentech.

        To date, we have earned $13.5 million of a potential $44 million in milestone payments with Genentech/Roche's advancement of T-DM1: $2 million when the IND became effective in January 2006, $5 million when T-DM1 entered Phase II clinical testing in July 2007, and $6.5 million when it began Phase III evaluation in February 2009. Genentech retained us to develop a commercial-scale manufacturing process for T-DM1 in May 2006 and we have completed and transferred this process.

        In early July 2010, Roche announced the submission of a Biologics License Application, or BLA, to the FDA to gain U.S. marketing approval for use of T-DM1 to treat patients with advanced HER2+ breast cancer who had previously received multiple chemotherapies and HER2-targeted medicines; this is also known as 3rd-line use. The basis of the submission is the single-arm Phase II clinical trial that was reported at the San Antonio Breast Cancer Symposium in December 2009. In August 2010, Roche announced that the FDA issued a Refuse to File letter for this BLA. Roche will continue to work with the FDA and expects to submit a new BLA in mid 2012 based on results of the ongoing EMILIA trial described below.

        In February 2009, patient dosing began in a Phase III trial, EMILIA, being conducted by Roche to assess T-DM1 for 2nd-line use in advanced HER2+ breast cancer. EMILIA compares T-DM1, used alone, against the marketed anticancer agents, lapatinib and capecitabine, used together. Roche has noted that, if successful, this trial would be used to apply in 2012 for marketing approval of T-DM1 for 2nd-line use in the U.S. It would also be used to apply in 2012 for marketing approval in Europe.

        In July 2010, patient dosing began in a Phase III trial, MARIANNE, being conducted by Roche to assess T-DM1 for 1st-line use in advanced HER2+ breast cancer. MARIANNE compares T-DM1, used alone, against the marketed agent, trastuzumab, used together with a taxane, in patients not previously treated for metastatic disease. This trial also includes comparison to T-DM1 used with Roche's experimental agent, pertuzumab. Roche has noted that, if successful, MARIANNE would be used to apply some time after 2013 for marketing approval of T-DM1 for 1st-line use in the U.S. and Europe.

        The first findings with T-DM1 used for 1st-line treatment of advanced HER2+ breast cancer are expected to be reported at a medical meeting in October 2010. These data would be from a Phase II trial.

        Roche also is assessing T-DM1 used in combination with several approved and experimental agents, and reported the first data on T-DM1 used together with pertuzumab at a medical meeting in June 2010. It expects to report additional data at a medical meeting in December 2010.

Lorvotuzumab mertansine

        Our most advanced wholly owned compound is lorvotuzumab mertansine, also known as IMGN901. The target for this TAP compound, CD56, is found on a number of tumor types, including small-cell lung cancer, ovarian cancer, Merkel cell carcinoma, and the liquid tumor, multiple myeloma. We believe lorvotuzumab mertansine has the potential to be the first effective antibody-based therapy for the treatment of these cancers.

        There is a need for better therapies for a number of CD56+ cancers. For example, patients with advanced small-cell lung cancer can respond to their first treatment regimen, but typically their disease then recurs fairly quickly and, at that stage, patients usually survive for less than 6 months. There are no approved therapies for metastatic Merkel cell carcinoma, and patients with advanced disease typically survive for less than 7 months. In recent years, several new therapies have become available to treat multiple myeloma; however, patients still die from this disease and we believe there is a need for a treatment, such as lorvotuzumab mertansine, that has a different mechanism of action from the approved therapies.

        We are evaluating lorvotuzumab mertansine for the treatment of CD56+ cancers, focusing initially on small-cell lung cancer, Merkel cell carcinoma, ovarian cancer, and multiple myeloma:

  Small-cell lung cancer, or SCLC—Patients with recurrent SCLC were enrolled in the first lorvotuzumab mertansine Phase I trial conducted, which has been completed, and are being enrolled in the expansion phase of a second Phase I trial, which is in progress. To assess lorvotuzumab mertansine for 1st-line treatment of SCLC, we plan to commence a Phase I/II trial by late 2010 assessing it used in combination with etoposide/carboplatin, the standard 1st-line treatment for this cancer. We have applied for orphan drug designation in SCLC in the U.S. and Europe and are awaiting the decision.

  Merkel cell carcinoma, or MCC—A limited number of patients with advanced MCC received lorvotuzumab mertansine in the ongoing Phase I trial referenced previously. Additional patients with advanced MCC are being enrolled in the expansion phase of this trial to gain more experience with lorvotuzumab mertansine in the treatment of this disease. These findings—along with other clinical data and input gained from regulatory agencies—will be used to determine whether or not we will initiate a pivotal Phase II trial for this use during 2011. We have received orphan drug designation in MCC in the U.S. and Europe.

  Ovarian cancer—To gain experience with lorvotuzumab mertansine in this disease, patients with CD56+ ovarian cancer are being recruited to the expansion phase of the ongoing Phase I trial referenced previously.

  Multiple myeloma, or MM—Two Phase I trials are underway in this indication. One evaluates lorvotuzumab mertansine when used as a single agent and is currently in its expansion phase. The other evaluates the compound used in combination with the standard treatment for this cancer, lenalidomide plus dexamethasone. We expect to report interim data from one or both of these trials at the ASH annual meeting in December 2010. The findings from these trials will inform the future development of lorvotuzumab mertansine for MM.

SAR3419

        We created this TAP compound for the treatment of non-Hodgkin's lymphoma and other B-cell malignancies and licensed it to sanofi-aventis as part of a broader research collaboration. We earned a $1 million milestone payment from sanofi-aventis in October 2007 with the its advancement into clinical testing. SAR3419 is currently in Phase I testing for the treatment of non-Hodgkin's lymphoma. Encouraging findings from the first Phase I trial conducted were reported at a medical meeting in December 2009. Sanofi-aventis is evaluating the compound using a different dosing schedule in a second Phase I trial, and SAR3419 is expected to advance into Phase II testing in the second half of 2011. Like Genentech for T-DM1, sanofi-aventis retained us to develop a commercial-scale manufacturing process for the compound. We have completed and transferred this process.

IMGN388

        We are developing IMGN388 for the treatment of solid tumors. It includes an integrin-targeting antibody developed by Centocor Ortho Biotech, previously Centocor. IMGN388's target occurs on many types of solid tumors and also on vascular endothelial cells in the process of forming new blood vessels, a process that needs to occur for solid tumors to grow. IMGN388 is in Phase I testing and clinical data from this trial were presented at a medical meeting in June 2010. Centocor Ortho Biotech has opt-in rights for this compound.

Other Compounds in Development by Us

        In addition to lorvotuzumab mertansine and IMGN388, we have a number of product candidates at earlier stages in our pipeline. We expect to submit an IND for our third compound, IMGN529, in 2011, and an IND for our fourth compound in 2012. These are both TAP compounds. IMGN529 is a potential treatment for certain types of liquid tumors.

        We also continue to invest in our TAP technology, including the development of additional cytotoxic agents and linkers, to maintain our leadership position in our field.

Other Compounds in Development by Our Partners

        In addition to T-DM1 and SAR3419, other compounds in clinical testing through our collaborations with other companies are BT-062, BIIB015, and SAR650984. We expect 3 - 4 additional TAP compounds to advance into clinical testing during 2010 and 2011 through our existing collaborative partnerships. Companies with licenses to develop TAP compounds other than those already in the clinic include Amgen, Bayer Schering Pharma, Genentech, and sanofi-aventis.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. Based on American Cancer Society estimates, we believe approximately 1.5 million new cases of cancer will be diagnosed in the U.S. in 2010 and that approximately 570,000 people will die from various cancers. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time. Additionally, patients often receive multiple drug regimens sequentially, either to treat or help prevent recurrence of the disease. In recent years, several antibody-based anticancer drugs have enjoyed considerable commercial success, as have other targeted anticancer agents.

        T-DM1—Based on American Cancer Society and Roche estimates, we believe approximately 42,000-50,000 new cases of HER2+ breast cancer will be diagnosed in 2010. These include diagnoses for both localized disease and advanced, or metastatic, disease. The first approvals of T-DM1 are expected to be for advanced disease. Roche has estimated the 2nd-line and later patient population in the U.S. to be approximately 13,700 patients.

        Lorvotuzumab mertansine—We are assessing this compound for the treatment of CD56+ solid tumors, including small-cell lung cancer, ovarian cancer and Merkel cell carcinoma, as well as the liquid tumor, multiple myeloma. Based on our own studies and scientific literature, we believe that CD56 is expressed on approximately 100% of small-cell lung cancer and Merkel cell carcinoma cases, 70% of multiple myeloma cases, and 58% of ovarian cancer cases. Based on American Cancer Society estimates and other sources, we believe that approximately 28,000 new cases of small-cell lung cancer will be diagnosed in the U.S. in 2010. Based on American Cancer Society estimates, we also believe that approximately 22,000 new cases of ovarian cancer and 20,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2010. Based on other published data, we believe approximately 1,900 new cases of Merkel cell carcinoma will be diagnosed in the U.S. in 2010.

        We are assessing our IMGN388 compound for the treatment of solid tumors. Cancers of particular interest include melanoma, lung, breast, and ovarian cancers. Based on American Cancer Society estimates, we believe approximately 522,000 new cases of these cancers will be diagnosed in the U.S. in 2010.

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

Genentech (a member of the Roche Group)

        In May 2000, we entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to our maytansinoid TAP technology for use with antibodies that target HER2, such as trastuzumab. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. We are reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2 million non-refundable payment from Genentech upon execution of the agreement. We also are entitled to receive up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Genentech and Roche began Phase III evaluation of T-DM1 in February 2009, which triggered a $6.5 million milestone payment to us. Through June 30, 2010, we have received a total of $13.5 million in milestone payments.

        In May 2000 we also entered into a "right-to-test" agreement with Genentech. This agreement provided Genentech with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses to use our maytansinoid TAP technology to develop products directed to individual targets on agreed-upon terms. We received non-refundable technology access fees totaling $5 million for the eight-year term of the agreement. Genentech no longer has the right to designate new targets under this "right-to-test" agreement.

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

Amgen

        In September 2000, we entered into a ten-year "right-to-test" agreement with Abgenix, Inc., which was later acquired by Amgen. The agreement provides Amgen with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on either an exclusive and non-exclusive basis for specified option periods and to take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed-upon terms. We received a $5 million technology access fee in September 2000. Under the agreement, in September 2009 and November 2009, we entered into two development and license agreements with Amgen and received a $1 million upfront payment with each license taken. In addition to the $1 million upfront payment, we are entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the "right-to-test" agreement, as well as royalties on the commercial sales of any resulting products. In March 2010, we granted Amgen a non-exclusive option to test our TAP technology with antibodies to a specific target, for which Amgen paid us a nominal fee. Under this "right-to-test" agreement, there can be option periods in effect that extend beyond the expiration of the agreement in September 2010.

sanofi-aventis

        In July 2003, we entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6) and additional compounds at earlier stages of development that have yet to be disclosed.

        The collaboration agreement entitles us to receive milestone payments potentially totaling $21.5 million for each therapeutic now included in the collaboration agreement. Through June 30, 2010, we have earned a total of $4 million in milestone payments related to the three product candidates noted above and one target not yet disclosed. We also earned an aggregate of $8 million of milestone payments related to two product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets.

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

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid us an upfront fee of $12.0 million in August 2003. Inclusive of all of its allowed extensions, the agreement enabled us to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. We recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. We earned $81.5 million of committed funding over the duration of the research program and are now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

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

        In August 2008, sanofi-aventis exercised its option under a 2006 agreement for expanded access to our TAP technology. The exercise of this option enables sanofi-aventis to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets based on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of sanofi-aventis. We received $500,000 in December 2006 with the signing of the option agreement and we received $3.5 million with the exercise of this option in August 2008. The agreement has a three-year term from the date of the exercise of the option and can be renewed by sanofi-aventis for one additional three-year term by payment of a $2 million fee.

Biogen Idec

        In October 2004, we entered into a development and license agreement with Biogen Idec. The agreement grants Biogen Idec exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target Cripto. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. We received a $1 million upfront payment upon execution of the agreement. In January 2008, Biogen Idec submitted an IND to the FDA for BIIB015, which was created under this agreement. This event triggered a $1.5 million milestone payment to us. Assuming all benchmarks are met, we could receive up to $42 million in milestone payments under this agreement. We are also entitled to receive royalties on net sales of resulting products. We also receive compensation from Biogen Idec for any product development research done on its behalf, as well as for the production of preclinical and clinical materials.

Biotest

        In July 2006, we entered into a development and license agreement with Biotest. The agreement grants Biotest exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds directed to the target CD138. We received a $1 million upfront payment upon execution of the agreement. In September 2008, Biotest began Phase I evaluation of BT-062, which was created under this agreement. This event triggered a $500,000 milestone payment to us. Assuming all benchmarks are met under this agreement, we could receive up to $35.5 million in milestone payments. We are also entitled to receive royalties on net sales of any resulting products. We receive payments for manufacturing any preclinical and clinical materials made at the request of Biotest.

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

Bayer Schering Pharma

        In October 2008, we entered into a development and license agreement with Bayer Schering Pharma AG. The agreement grants Bayer Schering Pharma exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds directed to a specific target. Bayer Schering Pharma is responsible for the research, development, manufacturing and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer Schering Pharma under this collaboration—we could potentially receive up to $170.5 million in milestone payments;

additionally, we are entitled to receive royalties on the net sales of any resulting products. In September 2009, Bayer Schering Pharma reached a preclinical milestone which triggered a $1 million payment to us. We also are entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer Schering Pharma as well as for any related process development activities.

In-Licenses

        From time to time we may in-license certain rights to targets or technologies for use in conjunction with our internal efforts to develop both TAP and naked-antibody products and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Centocor Ortho Biotech

        In December 2004, we entered into a development and license agreement with a predecessor to Centocor Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Centocor was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that consist of our maytansinoid cell-killing agent attached to an av integrin-targeting antibody that was developed by Centocor. Under the terms of the agreement, we received an upfront payment of $1 million upon execution of the agreement.

        In December 2007, we licensed from Centocor the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of our maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above. Centocor has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party payments. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third-party, half of which was paid by ImmunoGen. As of June 30, 2010, the maximum amount that may be payable in the future to such third-parties under this agreement is $11 million.

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our product candidates. These licenses include rights to certain antibodies.

Patents, Trademarks and Trade Secrets

        Our intellectual property strategy centers on obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2010, our patent portfolio had a total of 299 issued patents worldwide and 463 pending patent applications worldwide that we own or license from third parties. We seek to protect our TAP technology and our product candidates through a multi-pronged approach. In this regard, we have patents and patent applications covering antibodies and other cell-binding agents, linkers, maytansinoid and other cell-killing agents, and complete antibody-drug conjugates, or immunoconjugates, comprising these components and methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various aspects of each product candidate.

        We consider our maytansinoid technology to be a key component of our overall corporate strategy. We currently own 21 issued U.S. patents covering various embodiments of our maytansinoid technology including claims directed to certain maytansinoids, antibody-maytansinoid conjugates and other cell-binding agents used with maytansinoids, and methods of making and using the same. In all cases, we have received or are applying for comparable patents in other jurisdictions including Europe and Japan. We have issued patents that cover numerous aspects of the manufacture of both our DM1 and DM4 cell-killing agents. These issued patents remain in force until various times between 2020 and 2026. We also have a composition of matter patent on our DM4 cell-killing agent that is expected to remain in force until 2024.

        Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, immunoconjugate formulations and the use of specific antibodies and immunoconjugates to treat certain diseases. In this regard, we have issued patents and pending patent applications related to many of our linker technologies. These issued patents, expiring in 2021-2023, and any patents which may issue from the patent applications, cover antibody-maytansinoid conjugates using these linkers. We also have issued U.S. patents and pending patent applications covering methods of assembling immunoconjugates from their constituent antibody, linker and cell-killing agent moieties. These issued patents will expire in 2021, while any patents that may issue from pending patent applications also covering various aspects of these technologies will, if issued, expire between 2021 and 2030. We also have issued patents and pending patent applications related to monoclonal antibodies that may be a component of a TAP compound or may be developed as a therapeutic, or "naked," antibody anticancer compound. Among these patents is an issued U.S. patent claiming a method of humanizing murine antibodies to avoid their detection by the human immune system. We have received patents in other jurisdictions, including Europe and Japan, that correspond to our antibody humanization U.S. patent. These patents will expire between 2013 and 2014.

        We expect our continued work in each of these areas will lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents. For example, we also own issued patents covering proprietary derivatives of non-maytansinoid cell-killing molecules. However, we do not currently consider these additional patent families to be material to our business.

        As described elsewhere in this annual report on Form 10-K under the heading "In-Licenses—Centocor Ortho Biotech," we have in-licensed certain technology from Centocor Ortho Biotech in connection with the development of our IMGN388 product candidate. In addition, we have in-licensed intellectual property relating to our lorvotuzumab mertansine product candidate from Dana-Farber Cancer Institute. We do not believe that the terms of this license are material to our business or prospects.

        We cannot provide assurance that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies or processes. Defining the scope and term of patent protection involves complex legal and factual analyses and, at any given time, the result of such analyses may be uncertain. In addition, other parties may challenge our patents in litigation or administrative proceedings resulting in a partial or complete loss of certain patent rights owned or controlled by ImmunoGen, Inc. Furthermore, as a patent does not confer any specific freedom to operate, other parties may have patents that may block or otherwise hinder the development and commercialization of our technology.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, and Bristol Myers Squibb have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

U.S. Drug Development Process

        In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

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

        Each new clinical protocol must be submitted to the FDA for its review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

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

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

Biologics Price Competition and Innovation Act of 2009

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for two types of "generic" biologics—biosimilars and interchangeable biologic products, and provides for a twelve-year exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

        The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

        An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved; however if pediatric studies are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

Orphan Drug Designation

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

        In March 2010 and August 2010, the FDA granted Orphan Drug designation to our lorvotuzumab mertansine compound when used for the treatment of Merkel cell carcinoma (MCC) and small-cell lung cancer (SCLC), respectively. Orphan drug designation provides ImmunoGen with seven years of market exclusivity that begins once lorvotuzumab mertansine receives FDA marketing approval for the use for which the orphan drug status was granted. Through a separate process, lorvotuzumab mertansine has been granted orphan medicinal product designation for the treatment of MCC in the European Union. The European Medicines Agency Committee for Orphan Medicinal Products rendered a positive opinion in July 2010 on also granting lorvotuzumab mertansine orphan medicinal product status for SCLC, and finalization of that designation is expected in 2010. Orphan medicinal product designation provides ImmunoGen with ten years of market exclusivity that begins once lorvotuzumab mertansine receives European approval for the use for which it was granted. We may pursue these designations for other indications for lorvotuzumab mertansine, and for other product candidates intended for qualifying patient populations.

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

        Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes, orphan drugs and products containing a new active substance intended for treatment of specific conditions/illnesses including cancer, provides for the grant of a single marketing authorization that is valid for all European Union member states. If a drug does not fall within a mandatory category, it may still be submitted to the centralized procedure if it contains a new active substance and constitutes a significant therapeutic, scientific or technical innovation. Other new drugs without approval in any Member State, will follow the decentralized procedure which provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State's assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

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

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, in March 2010, President Obama signed one of the most significant health care reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the PPACA. The PPACA will significantly impact the pharmaceutical industry. The PPACA will require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the PPACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the PPACA on our business is unclear.

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

Research and Development Spending

        During each of the three years ended June 30, 2010, 2009 and 2008, we spent approximately $50.3 million, $45.9 million and $60.0 million, respectively, on research and development activities. During the year ended June 30, 2010, approximately 1% of our full-time equivalent research and development personnel were dedicated to our sanofi-aventis collaboration compared to 14% and 36% during the years ended June 30, 2009 and 2008, respectively.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, DM1, DM4, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Cytovance Biologics LLC, SAFC, Inc. and Società Italiana Corticosteroidi S.r.l.

        In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is reimbursed by our collaborators based on the number of batches of preclinical and clinical materials produced on their behalf. Over the past few years, we have expanded and upgraded the capabilities of our manufacturing facility.

Employees

        As of June 30, 2010, we had 211 full-time employees, of whom 178 were engaged in research and development activities. Seventy-seven research and development employees hold post-graduate degrees, of which 41 hold Ph.D. degrees and four hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

        We have generated operating losses since our inception. As of June 30, 2010, we had an accumulated deficit of $372.4 million. For the years ended June 30, 2010, 2009, and 2008, we generated losses of $50.9 million, $31.9 million and $32.0 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our or our collaborators' product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future payments from our collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements for fiscal year 2011 and approximately the first half of fiscal 2012. However, we may need additional financing sooner due to a number of factors including:

  •
  if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals;

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

        Our TAP technology yields novel product candidates for the treatment of cancer. To date, no TAP product candidate has obtained regulatory approval and the most advanced TAP product candidate is in Phase III clinical testing. Our TAP product candidates and/or our collaborators' TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only one compound that is a conjugate of an antibody and a cytotoxic small molecule that has obtained approval by the FDA and is based on technology similar to our TAP technology. This product was recently taken off the market by its owner due to toxicity concerns. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborative partners' product candidates will be lengthy and expensive and their outcome is uncertain.

        Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. The most advanced product candidate incorporating our TAP technology is in Phase III clinical testing. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA might delay or halt any clinical trials of our product candidates for various reasons, including:

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

        Even if our collaborative partners continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborative partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborative partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of the products would be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize TAP compounds, our business prospects would be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. To date, we have recorded $13.5 million in milestone payments with the advancement of T-DM1. Our agreement with Genentech, a member of the Roche Group, entitles us to receive up to $44 million in milestone payments and also royalties on commercial sales, if any. Failure of Genentech and Roche to continue to advance T-DM1 would have an adverse effect on our financial outlook. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present collaborator or future collaborator of ours were to be involved in a business combination, the collaborator's continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If our collaborative partners' requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be adversely affected.

        We procure certain components of finished conjugate, including DM1, DM4, and linker, on behalf of our collaborators. In order to meet our commitments to our collaborative partners, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborative partners. If our collaborative partners do not require as much clinical material as we have contracted to produce, we may not be able to recover our investment in these components and we may suffer significant losses. Collaborators have discontinued development of product candidates in the past and in the periods subsequent to these discontinuations, we had significantly reduced demand for conjugated material which adversely impacted our financial results.

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

        We rely on third-party suppliers to manufacture antibodies used in our own proprietary compounds. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials. There can be no assurance that we will not have supply problems that could delay or stop our clinical trials or otherwise could have a material adverse effect on our business.

We currently rely on one third-party manufacturer with commercial production experience to produce our cell-killing agents, DM1 and DM4.

        We rely on third-party suppliers to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4, collectively DMx, are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we have transitioned from our original supplier of ansamitocin P3, as well as our single supplier that converts ansamitocin P3 to DMx, to one larger company with more commercial production experience. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations, preclinical studies and clinical trials of our product candidates and our collaborators' product candidates, which could negatively affect our business.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners' potential products.

        Currently, we have only one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and our collaborative partners for preclinical studies and early-stage clinical testing. Two of our partners have contracted for separate, large-scale manufacturing capacity to make materials to support potential future commercialization of their TAP compounds. We do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later-stage clinical trials and commercialization of our potential products. We are currently in the process of developing relationships with third-party manufacturers that we believe will be necessary to continue the development of our product candidates. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

        In addition to the outsourcing of manufacturing, we may develop our manufacturing capacity in part by expanding our current facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for later-stage clinical trials or commercial use. We and any third-party manufacturers that we may use must continually adhere to current good manufacturing practice, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant approval to our product candidates. In complying with these cGMP regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort on production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any third-party manufacturer with whom we may contract fail to maintain regulatory compliance, we or the third party may be subject to fines and/or manufacturing operations may be suspended.

We have only one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture our and our collaborative partners' product candidates for clinical testing.

        Currently, in certain cases, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for companies licensing our TAP technology. We manufacture this material, as well as material for our own product candidates, in our conjugate manufacturing facility. We have only one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complicated production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

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

        We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. Also, in March 2010, President Obama signed one of the most significant health care reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to herein as the PPACA. The PPACA will significantly impact the pharmaceutical industry. The PPACA will require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the PPACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the PPACA on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the PPACA. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

        The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics and Bristol-Meyers Squibb. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

        Our product candidates, if approved and commercialized, will also compete against well-established, existing, therapeutic products that are currently reimbursed by government healthcare programs, private health insurers and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from generic products if the product candidate is a small molecule drug, or biosimilars if the product candidate is a biologic. The route to market for generic versions of small molecule drugs was established with the passage of the Hatch-Waxman Amendments in 1984 and for biosimilars with the passage of the PPACA in March 2010. The PPACA establishes a pathway for the FDA approval of follow-on biologics and provides twelve years exclusivity for reference products and an additional six months exclusivity period if pediatric studies are conducted. In Europe, the European Medicines Agency has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

        Also, patents and applications owned or licensed by us may become the subject of interference, opposition, nullity, or other proceedings in a court or patent office in the United States or in a foreign jurisdiction to determine validity, enforceability or priority of invention, which could result in substantial cost to us. An adverse decision in such a proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully invalidate our patents or a challenge could result in limitations of the patents' coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents.

        In recent years, policymakers have also proposed reforming U.S. patent laws and regulations. For example, in March 2010, the Senate Judiciary Committee released the Patent Reform Act of 2010. Although it has not yet been approved by both houses, in general, the proposed legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, changing the way damages for patent infringement are determined, moving to a first-inventor-to-file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. While we cannot predict what form any new patent reform laws or regulations ultimately may take, final legislation could introduce new substantive rules and procedures for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business and prospects.

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

        Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, as a result of market trends and daily trading volume. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our TAP technology, new collaborations and clinical advancement or discontinuation of product candidates that make use of our TAP technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

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

        On April 9, 2010, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 2010. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $125 million of our common stock. Pursuant to the shelf registration statement, on May 6, 2010, we sold 10,350,000 shares of our common stock at $8.00 per share in a public offering resulting in gross proceeds of $82.8 million. Additionally, pursuant to a shelf registration statement filed on July 11, 2007, on June 23, 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million and, on June 20, 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

  •
  the potential development of competing products and technologies; uncertainty whether our TAP technology will produce safe, effective and commercially viable products;

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

        We also lease approximately 15,000 square feet of laboratory and office space in a building located at 148 Sidney Street, Cambridge, MA, which we vacated in March 2008 when we relocated all our Cambridge operations to Waltham, MA. The 148 Sidney Street lease term was to expire on October 30, 2010. In May 2008, we entered into a sub-sublease for this entire space for the remainder of the lease term. Both the lease and sub-sublease for 148 Sidney Street were terminated as of July 31, 2010.

Item 3.    Legal Proceedings

        From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 3.1.    Executive Officers of the Registrant

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

        Daniel M. Junius, age 58, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since January 2009. Prior to that he served as our President and Chief Operating Officer and Acting Chief Financial Officer from July 2008 to December 2008, as our Executive Vice President and Chief Financial Officer from 2006 to July 2008, and as our Senior Vice President and Chief Financial Officer from 2005 to 2006. Prior to joining ImmunoGen in 2005, he served as Executive Vice President and Chief Financial Officer of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 2002 to 2004, and as Senior Vice President and Chief Financial Officer of NEBS from 1998 to 2002. Mr. Junius holds a Masters of Management from Northwestern University's Kellogg School of Management.

        John M. Lambert, Ph.D., age 59, joined ImmunoGen in 1987, and has served as our Executive Vice President, Research and Development and Chief Scientific Officer since July 2008. Prior to that he served as our Senior Vice President, Research and Development and Chief Scientific Officer from early 2008 to July 2008, as our Senior Vice President, Pharmaceutical Development, from 2000 to early 2008, as our Vice President, Research and Development, from 1994 to 2000, and as our Senior Director of Research from 1987 to 1994. Prior to joining ImmunoGen, Dr. Lambert was an assistant professor at Harvard Medical School working at the Dana-Farber Cancer Institute. Dr. Lambert holds a Ph.D. in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        James J. O'Leary, MD, age 46, joined ImmunoGen in 2008, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, Dr. O'Leary served as Senior Medical Director Clinical Oncology of Bayer Corporation, a pharmaceutical company, from 2006 to 2008. Prior to that he served as Medical Director Clinical Oncology of Pfizer Global Research and

Development, a pharmaceutical company, from 2003 to 2006, and as Assistant Medical Director Clinical Oncology of Pfizer from 2000 to 2003. Prior to that he served as a Medical Reviewer, Division of Oncology Drug Products at the U.S. Food and Drug Administration from 1998 to 2000. Dr. O'Leary has a Doctor of Medicine degree from the State University of New York–Health Science Center at Brooklyn.

        Gregory D. Perry, age 50, joined ImmunoGen in January 2009, and has served as our Senior Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, he served as Chief Financial Officer of Elixir Pharmaceuticals, Inc., a pharmaceutical company, from 2007 to 2008. Prior to that he served as Chief Financial Officer for Domantis Ltd., a biopharmaceutical company, in 2006, as Senior Vice President, Finance and Chief Financial Officer of Transkaryotic Therapies, Inc., a biopharmaceutical company, from 2003 to 2005.

        Peter J. Williams, age 56, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date. Prior to joining ImmunoGen, he served as a Senior Director of Business Development at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from 2006 to August 2009. Prior to that he served as Vice President of Business Development of Link Medicine Corporation, a drug development company, from 2005 to 2006. Prior to that he acted as an independent business development consultant from 2003 to 2006. Prior to that he served as a Senior Director of Business Development at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2003.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$10.13	$6.88	$5.80	$2.95
Second Quarter	$9.55	$6.44	$4.89	$2.47
Third Quarter	$8.34	$6.25	$7.19	$3.85
Fourth Quarter	$10.90	$7.69	$8.83	$6.49

        As of August 11, 2010, the closing price per share of our common stock was $8.93, as reported by NASDAQ, and we had approximately 503 holders of record of our common stock and, according to our estimates, approximately 18,342 beneficial owners of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Stock Price Performance Graph

        The graph and table below compare the annual percentage change in our cumulative total shareholder return on our common stock for the period from June 30, 2005 through June 30, 2010 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the total cumulative return of the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index during such period. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph for the NASDAQ Pharmaceutical Stocks Total Return Index and the NASDAQ Stock Market Index (U.S.) was prepared by the Center for Research in Security Prices, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	2005	2006	2007	2008	2009	2010
IMMUNOGEN, INC.	$100.00	$54.05	$95.85	$52.84	$148.85	$160.07
NASDAQ STOCK MARKET INDEX (U.S.)	$100.00	$106.33	$126.75	$110.83	$71.44	$88.54
NASDAQ PHARMACEUTICAL STOCKS TOTAL RETURN INDEX *	$100.00	$110.01	$119.75	$119.32	$116.61	$120.30

*
This index represents a group of peer issuers compiled by the Center for Research in Security Prices.

        The above graph and table assume $100 invested on June 30, 2005 with all dividends reinvested, in each of our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index. Upon written request by any shareholder, we will promptly provide a list of the companies comprising the NASDAQ Pharmaceutical Stocks Total Return Index.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2010. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Total revenues	$13,943	$27,988	$40,249	$38,212	$32,088
Total operating expenses	65,178	59,804	74,361	60,438	53,474
Other income (expense), net	58	(221)	2,119	3,274	3,569
(Benefit) provision for income taxes	(265)	(100)	27	35	17

Net loss	$(50,912)	$(31,937)	$(32,020)	$(18,987)	$(17,834)

Basic and diluted net loss per common share	$(0.87)	$(0.63)	$(0.75)	$(0.45)	$(0.43)

Basic and diluted weighted average common shares outstanding	58,845	51,068	42,969	41,759	41,184

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$110,298	$71,125	$47,871	$59,700	$75,023
Total assets	137,208	100,704	83,338	80,421	94,128
Shareholders' equity	102,048	66,857	55,299	58,401	72,350

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to be stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners' TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop "naked," or non-conjugated, antibody anticancer product candidates.

        We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner's request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Bayer Schering Pharma, Biogen Idec, Biotest, Genentech (a member of the Roche Group) and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements can be found in this 10-K under Item 1, Business.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2010, we had approximately $110.3 million in cash and marketable securities compared to $71.1 million in cash and marketable securities as of June 30, 2009.

        We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments, royalties and upfront fees. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

  Revenue Recognition

        We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. We follow the provisions of FASB's Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Accordingly, we recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of our agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. We evaluate such arrangements to determine if the deliverables are separable into units of accounting and then apply applicable revenue recognition criteria to each unit of accounting. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

        In October 2009 a new accounting standard for the recognition of revenue arrangements with multiple deliverables was issued. This standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships. Refer to Note B, Recent Accounting Pronouncements, to our Consolidated Financial Statements for additional discussion of this standard and its impact on us.

        At June 30, 2010, we had the following three types of collaborative contracts with the parties identified below:

  •
  Exclusive license to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen:

    Amgen (multiple single-target licenses)

    Bayer Schering Pharma (single-target license)

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

  •
  Non-exclusive license to our humanization technology:

    sanofi-aventis

        Generally, the foregoing collaboration agreements provide that we will (i) at the collaborator's request, manufacture and provide to them preclinical and clinical materials which are reimbursed at our cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators' achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on our intellectual property rights. We provide technical training and share any process improvements and know-how with our collaborators during the research term of the collaboration agreements.

        Generally, upfront payments on single-target licenses are deferred over the period of our substantial involvement during development. The determination of the length of this period is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Our employees are available to assist our collaborators during the development of their products. We estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees and we make adjustments as appropriate. In the event that a single-target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

        We defer upfront payments received from our broad option agreements over the period during which the collaborator may elect to receive a license. These periods are specific to each collaboration agreement, but are between three and 12 years. If a collaborator selects an option to acquire a license under these agreements, any option fee is deferred and is recorded over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single-target license to the collaborator, we defer the license fee and account for the fee as we would an upfront payment on a single-target license, as discussed above. Upon exercise of an option to acquire a license, we would recognize any remaining deferred option fee over the period of our substantial involvement under the license acquired. In the event a broad option agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single- target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and our remaining period of substantial involvement can be estimated.

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

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal 2008, we obtained additional amounts of DMx from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, we had committed to a level of production which yielded more material than would be required by our collaborators over the next twelve months. As a result, during the year ended June 30, 2008, we recorded a $2.1 million charge to research and development expense related to raw material inventory identified as excess. We also recorded $1.6 million to write down the raw material inventory purchased during the fiscal year 2008 to its net realizable value, which is also included in research and development expense for the year ended June 30, 2008. During fiscal 2010, we obtained additional amounts of DMx from our supplier which yielded more material than would be required by our collaborators over the next twelve months and as a result, we recorded $900,000 of charges to research and development expense related to raw material inventory identified as excess. We also recorded $28,000 to write down certain raw material inventory to its net realizable value, which is also included in research and development expense for the year ended June 30, 2010. No similar costs were recorded during the year ended June 30, 2009. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators' projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2010, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," using the modified prospective transition method. Under this methodology, the estimated fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2010, 2009 and 2008 was $4.2 million, $4.0 million and $2.9 million, respectively. During fiscal year 2009, we recorded approximately $843,000 of stock compensation cost related to the modification of certain outstanding common stock options in accordance with the former Chief Executive Officer's succession plan.

  Investment in Marketable Securities

        We invest in marketable securities of highly rated financial institutions and investment-grade debt instruments and limit the amount of credit exposure with any one entity. We have classified our marketable securities as "available-for-sale" and, accordingly, carry such securities at aggregate fair value. In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge related to any credit loss in our consolidated statement of operations. The factors that we consider in our evaluation include the fair market value of the security, the duration and magnitude of the security's decline, and our intent to sell or whether we would more likely than not to be required to sell the security before the expected recovery of the amortized cost basis. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results. During the fiscal years ended June 30, 2009 and 2008, we recorded approximately $516,000 and $535,000, respectively, in other-than-temporary impairment charges. No similar charges were recorded in the fiscal year ended June 30, 2010. We adopted certain provisions of ASC Topic 320, "Investments—Debt and Equity Securities," on April 1, 2009. As a result of the adoption of these provisions, during fiscal year 2009 we reclassified $54,000 of previously recognized other-than-temporary impairment charges to other comprehensive loss as a cumulative effect adjustment.

  Fair Value of Financial Instruments

        As of July 1, 2008, we partially adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures," for financial assets and liabilities recognized at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. Certain provisions of ASC Topic 820 related to other non-financial assets and liabilities were adopted by us on July 1, 2009 and did not have a material impact on our financial position or results of operations upon adoption; however, this standard may impact us in subsequent periods and require additional disclosures.

        Fair value is defined under ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable. This standard is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The fair value of our investments is generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2010 were $13.9 million compared with $28.0 million and $40.2 million for the years ended June 30, 2009 and 2008, respectively. The $14.1 million decrease in revenues in fiscal year 2010 from fiscal year 2009 is primarily attributable to lower revenues from research and development support, license and milestone fees and clinical materials reimbursement, as discussed below. The $12.2 million decrease in revenues in fiscal year 2009 from fiscal year 2008 is primarily attributable to lower revenues from research and development support and clinical materials reimbursement, partially offset by higher revenues from license and milestone fees, as discussed below.

        Research and development support was $5.4 million for the year ended June 30, 2010, $7.6 million for the year ended June 30, 2009, and $15.0 million for the year ended June 30, 2008. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. The decreased research and development support fees in fiscal years 2010 and 2009 compared to fiscal year 2008 is primarily due to a reduction in the amount earned from sanofi-aventis with the conclusion of its committed funding obligations in the first half of fiscal 2009. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2010, 2009 and 2008 is included in the following table (in thousands):

	Year Ended June 30,
Research and Development Support	2010	2009	2008
Collaborative Partner:
Amgen	$3,470	$8	$5
Bayer Schering Pharma	96	227	88
Biogen Idec	186	621	336
Biotest	1,041	1,361	1,648
Centocor Ortho Biotech	—	—	466
Genentech	424	238	741
sanofi-aventis	148	4,861	11,697
Other	—	250	54

Total	$5,365	$7,566	$15,035

        Revenue from license and milestone fees for the year ended June 30, 2010 decreased approximately $9.4 million to $5.7 million from $15.1 million in the year ended June 30, 2009. Revenue from license and milestone fees for the year ended June 30, 2008 was $13.2 million. Included in license and milestone fees for the year ended June 30, 2010 were $1 million and $500,000 of preclinical milestones earned pursuant to our agreements with Bayer and sanofi-aventis, respectively, as well as a $1 million milestone related to the initiation of Phase I clinical testing of SAR650984 by sanofi-aventis. Included in license and milestone fees for the year ended June 30, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of trastuzumab-DM1, or T-DM1, by Genentech, a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by sanofi-aventis and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest. Also during the year ended June 30, 2009, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. Included in license and milestone fees for the year ended June 30, 2008 was $5 million related to the achievement of a milestone under the Genentech agreement from the initiation of Phase II clinical testing of T-DM1, $1.5 million related to the achievement of a milestone under the Biogen Idec agreement from the submission of the IND application for BIIB015, $2 million related to the achievement of milestones under the sanofi-aventis agreement from the initiation of clinical testing of SAR3419 and certain preclinical milestones. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2010, 2009 and 2008 is included in the following table (in thousands):

	Year Ended June 30,
License and Milestone Fees	2010	2009	2008
Collaborative Partner:
Amgen	$689	$511	$433
Bayer Schering Pharma	1,616	410	—
Biogen Idec	157	228	1,684
Biotest	149	669	169
Boehringer Ingelheim	—	486	—
Centocor Ortho Biotech	114	138	69
Genentech	38	6,651	5,991
Millennium	—	361	—
sanofi-aventis	2,935	5,663	4,810

Total	$5,698	$15,117	$13,156

        Deferred revenue of $11.7 million at June 30, 2010 represents payments received from our collaborators pursuant to our license and supply agreements with them which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials reimbursement decreased by approximately $2.4 million to $2.9 million in the year ended June 30, 2010 compared to $5.3 million in the year ended June 30, 2009. We earned clinical materials reimbursement of $12.1 million during the year ended June 30, 2008. During the years ended June 30, 2010, 2009 and 2008, we shipped clinical materials in support of a number of clinical trials including, for certain of these years, those of T-DM1, AVE9633, SAR3419, SAR566658, BIIB015, BT-062, as well as preclinical materials in support of the development efforts of certain other collaborators and DMx shipments to certain collaborators in support of development and manufacturing efforts. The decrease in clinical materials reimbursement in fiscal year 2010 as compared to fiscal year 2009 is primarily related to less clinical material shipped in support of two of our collaborators' trials due to various factors, including the dosage schedule and speed of enrollment within the trials. The decrease in clinical materials reimbursement in fiscal year 2009 as compared to fiscal year 2008 is primarily related to $5.0 million in revenue recognized from supplying DMx to a collaborator in fiscal year 2008, along with the transfer of T-DM1 to commercial-scale production at a third-party contract manufacturing organization in fiscal year 2009. During fiscal year 2009, sanofi-aventis discontinued clinical trial activity for AVE9633. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical- grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  activities related to the preclinical and clinical development of lorvotuzumab mertansine, IMGN388 and IMGN529;

  •
  process development related to production of the lorvotuzumab antibody and lorvotuzumab mertansine conjugate for clinical materials;

  •
  process development related to production of IMGN388 conjugate for clinical materials;

  •
  process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

  •
  funded development activities with contract manufacturers for the antibody component of IMGN529, the lorvotuzumab antibody, and DM1, DM4 and their precursor, ansamitocin P3;

  •
  production costs for the supply of the lorvotuzumab antibody;

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

        Research and development expense for the year ended June 30, 2010 increased $4.4 million to $50.3 million from $45.9 million for the year ended June 30, 2009. Research and development expense was $60.0 million for the year ended June 30, 2008. Research and development salaries and related expenses increased by $1.8 million in the year ended June 30, 2010 compared to the year ended June 30, 2009 and increased by $1.4 million in the year ended June 30, 2009 compared to the year ended June 30, 2008. Included in salaries and related expenses for the year ended June 30, 2010 is $2.7 million of stock compensation costs compared to $1.7 million and $1.6 million of stock compensation costs for fiscal years 2009 and 2008, respectively. The higher stock compensation costs in fiscal 2010 are driven by higher stock prices and increases in the number of annual options granted. Clinical trial costs increased $1.1 million during fiscal year 2010 compared to fiscal year 2009 and increased $523,000 in fiscal year 2009 compared to fiscal year 2008. Additionally, overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased $1.8 million during fiscal year 2010 compared to fiscal year 2009 and decreased by $1.3 million in fiscal year 2009 compared to fiscal year 2008.

        Included in research and development expenses for the year ended June 30, 2010 is $900,000 related to raw material inventory identified as excess, as well as $28,000 to write down certain raw material inventory to its net realizable value. Included in research and development expenses for the year ended June 30, 2008 is a $2.1 million charge related to raw material inventory identified as excess and a $1.6 million charge to write down raw material purchased during that year to its net realizable value. No similar costs were recorded during fiscal year 2009. Reserve requirements for excess quantities of DMx are principally determined based on our collaborators' forecasted demand compared to our inventory position. The DMx purchased during fiscal year 2008 was produced by a supplier in conjunction with process scale-up, resulting in the purchase of quantities of material exceeding anticipated collaborator demand in the next twelve months. Due to lead times required to secure material, process development and the changing requirements of our collaborators, expenses to recognize excess quantities have fluctuated from period to period and we expect that these period fluctuations will continue in the future. See "Inventory" within our Critical Accounting Policies above for further discussion of our inventory reserve policy.

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

	Year Ended June 30,
Research and Development Expense	2010	2009	2008
Research	$14,200	$13,965	$15,265
Preclinical and Clinical Testing	12,892	9,762	8,280
Process and Product Development	5,959	6,037	5,731
Manufacturing Operations	17,229	16,140	30,737

Total Research and Development Expense	$50,280	$45,904	$60,013

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $235,000 to $14.2 million in fiscal year 2010 from fiscal year 2009 and decreased $1.3 million to $14.0 million in fiscal year 2009 from fiscal year 2008. The increase in fiscal year 2010 was principally the result of an increase in stock compensation costs. The decrease in research expense in fiscal year 2009 was principally the result of a decrease in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, resulting in lower personnel costs included in research expense for the period.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $3.1 million to $12.9 million in fiscal year 2010 from fiscal 2009 and $1.5 million to $9.8 million in fiscal year 2009 from fiscal year 2008. The increase in fiscal year 2010 is primarily the result of an increase in clinical trial costs, an increase in consulting fees for regulatory assistance and preclinical studies conducted, and an increase in salaries and related expenses due to the addition of two executive officers and higher salary levels. The increase in fiscal year 2009 was primarily due to an increase in salaries and related expenses due to a reorganization of departments in March 2008 and July 2008, as well as an increase in clinical trials costs.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses decreased $78,000 to $6.0 million in fiscal year 2010 from fiscal year 2009 and expenses increased $306,000 to $6.0 million in fiscal year 2009 from fiscal year 2008. The increase in fiscal year 2009 was primarily the result of the reorganization of departments in July 2008.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators' preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense increased $1.1 million to $17.2 million in fiscal year 2010 from fiscal year 2009 and decreased $14.6 million to $16.1 million in fiscal year 2009 from fiscal year 2008. The increase in fiscal year 2010 was primarily the result of (i) a decrease in overhead utilization from the manufacture of clinical materials on behalf of our collaborators; (ii) an increase in antibody supply and development expenses; and (iii) an increase in stock compensation costs. Partially offsetting these increases, contract service expense decreased and cost of clinical materials reimbursed decreased. The decrease in fiscal year 2009 was primarily the result of (i) a decrease in supply of DMx and clinical materials to our collaborators; (ii) a decrease in antibody supply and development expenses; (iii) a decrease in contract service expenses; and (iv) a significant decrease in charges incurred related to the write down of raw material inventory. Partially offsetting these decreases, salaries and related expenses increased, depreciation and amortization increased, and overhead utilization from the manufacture of clinical materials on behalf of our collaborators decreased.

        Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $1.1 million in fiscal year 2010, $503,000 in fiscal year 2009, and $7.4 million in fiscal year 2008. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2010 increased $998,000 to $14.9 million from $13.9 million for the year ended June 30, 2009. General and administrative expenses for the year ended June 30, 2008 were $14.3 million. The increase in fiscal year 2010 as compared to fiscal year 2009 was primarily due to an increase in patent expenses, an increase in consulting fees, an increase in directors' fees and an increase in other general corporate expenses, partially offset by a decrease in salaries and related expenses. During fiscal year 2009, the Company recognized a total of $1.6 million in stock compensation expense and other compensation costs related to the former Chief Executive Officer's succession plan and a termination of an executive. The decrease in fiscal year 2009 as compared to fiscal year 2008 was primarily the result of a decrease in rent expense and move-related expenses, partially offset by greater salaries and related expenses. During fiscal year 2008, the Company recognized $1.5 million of expense related to the rental of laboratory and office space in Waltham prior to occupying the space in late March 2008, as well as $799,000 of move-related expenses, classifying such as general and administrative expenses.

Other Income (Expense), net

        Other income (expense), net for the years ended June 30, 2010, 2009, and 2008 is included in the following table (in thousands):

	Year Ended June 30,
Other Income (Expense), net	2010	2009	2008
Investment Income	$176	$583	$2,152
Net Realized (Losses) Gains on Investments	—	(33)	39
Other-Than-Temporary Impairment	—	(516)	(535)
Other (Expense) Income, net	(118)	(255)	463

Total Other Income (Expense), net	$58	$(221)	$2,119

  Investment Income, net

        Investment income for the years ended June 30, 2010, 2009 and 2008 was $176,000, $583,000 and $2.2 million, respectively. The decrease in investment income in fiscal year 2010 and fiscal year 2009 from fiscal year 2008 is primarily the result of lower yields on investments reflecting lower market rates and lower average investable balances.

  Net Realized (Losses) Gains on Investments

        Net realized (losses) gains on investments were ($33,000) and $39,000, for the years ended June 30, 2009 and 2008, respectively. There were no gains or losses recognized during the year ended June 30, 2010.

  Other than Temporary Impairment

        During the years ended June 30, 2009 and 2008, we recognized $516,000 and $535,000, respectively, in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. No similar charges were recognized during the year ended June 30, 2010.

  Other (Expense) Income, net

        Other (expense) income, net for the years ended June 30, 2010, 2009 and 2008 was $(118,000), ($255,000) and $463,000, respectively. During the years ended June 30, 2010, 2009 and 2008, we recorded net (losses) gains on forward contracts of $(219,000), $(234,000) and $699,000, respectively. We incurred $104,000, $(29,000) and $(243,000) in foreign currency translation income (expenses) related to obligations with non-U.S. dollar-based suppliers during the years ended June 30, 2010, 2009 and 2008, respectively.

Liquidity and Capital Resources

	June 30,
	2010	2009
	(In thousands)
Cash, cash equivalents and marketable securities	$110,298	$71,125
Working capital	103,296	65,738
Shareholders' equity	102,048	66,857
Cash used for operating activities	(40,584)	(13,334)
Cash (used for) provided by investing activities	(882)	11,995
Cash provided by financing activities	80,983	39,359

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of June 30, 2010, we had approximately $110.3 million in cash, cash equivalents and marketable securities. Net cash used for operations was $40.6 million, $13.3 million and $20.1 million during the years ended June 30, 2010, 2009 and 2008, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

        Net cash (used for) provided by investing activities was $(882,000), $12.0 million and $15.2 million for the years ended June 30, 2010, 2009 and 2008, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $1.5 million, $1.9 million and $18.0 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The significant capital expenditures for fiscal 2008 were primarily leasehold improvements made to our Waltham, MA facility related to the construction allowance received from the landlord to build out laboratory and office space to our specifications, as well as expansion and improvements of our manufacturing plant in Norwood, MA. The leasehold improvements made to the Waltham, MA facility were paid by the landlord, with such reimbursement recorded as a benefit to cash used in operations. Capital expenditures for the years ended June 30, 2010 and 2009 consisted primarily of laboratory equipment and computer software applications.

        Net cash provided by financing activities was $81.0 million, $39.4 million and $26.0 million for the years ended June 30, 2010, 2009 and 2008, respectively, which includes the proceeds from the exercise of 634,000, 416,000 and 619,000 stock options, respectively. Also, in May 2010, pursuant to a public offering, we issued and sold 10,350,000 shares of our common stock resulting in net proceeds of $77.5 million. The shares of common stock offered were registered under our existing shelf registration statement on Form S-3 which was filed with the Securities and Exchange Commission in April 2010. In June 2009, pursuant to a public offering, we issued and sold 5,750,000 shares of our common stock resulting in net proceeds of $38 million. In June 2008, pursuant to a securities purchase agreement with a private investor, we issued and sold 7,812,500 shares of our common stock resulting in net proceeds of $24.9 million.

        We anticipate that our current capital resources and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures for fiscal year 2011 and approximately the first half of fiscal 2012. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

        As mentioned above, on April 9, 2010, we filed a Registration Statement on Form S-3 (Registration No. 333-144488) with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 2010. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell up to an aggregate of $125 million of our common stock, $82.8 million of which we sold in the transaction discussed above.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligation(1)	$49,263	$4,631	$9,662	$9,996	$24,974
Other operating lease obligations(2)	1,198	1,198	—	—	—

Total	$50,461	$5,829	$9,662	$9,996	$24,974

(1)
Lease agreement was signed on July 27, 2007. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. We will receive approximately $2.8 million in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

(2)
The Company entered into a sub-sublease in May 2008 for the entire space at 148 Sidney Street, Cambridge, MA through October 2010, the remainder of the sublease. Both the sublease and sub-sublease for the 148 Sidney Street facility were terminated as of July 31, 2010. Included in the table above is $233,000 in minimum rental payments owed by the Company through October 2010, however, only approximately $58,000 was paid by the Company for the month of July 2010. The Company was reimbursed this amount pursuant to the sub-sublease.

        In addition to the above table, we are contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2010, the maximum amount that may be payable in the future under such arrangements is approximately $43.2 million.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

        The provisions of ASC Topic 810, "Consolidation", related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated will be effective for fiscal years beginning after November 15, 2009 (our fiscal year 2011). Early application is not permitted. We do not expect the adoption of these provisions to have a significant impact on our financial position or results of operations.

        In March 2010, the FASB issued guidance related to the milestone method of revenue recognition, which will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be adopted as of the beginning of an annual period. Because our current revenue recognition policy for milestone payments is consistent with the FASB's guidance, we do not expect the adoption of this standard will have a material effect on our consolidated financial position, results of operations and cash flows.

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

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 27, 2010

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND JUNE 30, 2009

In thousands, except per share amounts

	June 30, 2010	June 30, 2009
ASSETS
Cash and cash equivalents	$109,156	$69,639
Marketable securities	1,142	1,486
Accounts receivable	1,795	1,746
Unbilled revenue	1,595	561
Inventory	1,242	1,836
Restricted cash	574	366
Prepaid and other current assets	1,614	1,232

Total current assets	117,118	76,866
Property and equipment, net of accumulated depreciation	16,326	19,671
Long-term restricted cash	3,568	4,142
Other assets	196	25

Total assets	$137,208	$100,704

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$3,064	$1,244
Accrued compensation	4,201	4,140
Other accrued liabilities	2,404	1,566
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,174	3,199

Total current liabilities	13,822	11,128
Deferred lease incentive, net of current portion	8,562	9,540
Deferred revenue, net of current portion	8,488	9,543
Other long-term liabilities	4,288	3,636

Total liabilities	35,160	33,847
Commitments and contingencies (Note H)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 67,931 and 56,947 shares as of June 30, 2010 and 2009, respectively	679	569
Additional paid-in capital	473,450	387,947
Accumulated deficit	(372,363)	(321,451)
Accumulated other comprehensive income (loss)	282	(208)

Total shareholders' equity	102,048	66,857

Total liabilities and shareholders' equity	$137,208	$100,704

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

	Year Ended June 30,
	2010	2009	2008
Revenues:
Research and development support	$5,365	$7,566	$15,035
License and milestone fees	5,698	15,117	13,156
Clinical materials reimbursement	2,880	5,305	12,058

Total revenues	13,943	27,988	40,249
Operating Expenses:
Research and development	50,280	45,904	60,013
General and administrative	14,898	13,900	14,348

Total operating expenses	65,178	59,804	74,361

Loss from operations	(51,235)	(31,816)	(34,112)
Investment income, net	176	583	2,191
Other-than-temporary impairment	—	(516)	(535)
Other (expense) income, net	(118)	(288)	463

Loss before (benefit) provision for income taxes	(51,177)	(32,037)	(31,993)
(Benefit) provision for income taxes	(265)	(100)	27

Net loss	$(50,912)	$(31,937)	$(32,020)

Basic and diluted net loss per common share	$(0.87)	$(0.63)	$(0.75)

Basic and diluted weighted average common shares outstanding	58,845	51,068	42,969

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity	Comprehensive (Loss)
	Shares	Amount
Balance at June 30, 2007	42,346	$423	$315,621	$(257,548)	$(95)	$58,401
Unrealized losses on marketable securities	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	(32,020)	—	(32,020)	(32,020)
Stock options exercised	619	6	1,087	—	—	1,093	—
Stock-based compensation expense	—	—	2,861	—	—	2,861	—
Directors' stock-based compensation	—	—	92	—	—	92	—
Issuance of common stock in a private offering, net of financing costs	7,813	79	24,837	—	—	24,916	—

Balance at June 30, 2008	50,778	$508	$344,498	$(289,568)	$(139)	$55,299

Comprehensive loss							$(32,064)

Unrealized losses on marketable securities	—	—	—	—	(15)	(15)	(15)
Cumulative effect adjustment relating to the adoption of ASC Topic 718	—	—	—	54	(54)	—	—
Net loss	—	—	—	(31,937)	—	(31,937)	(31,937)
Stock options exercised	416	4	1,310	—	—	1,314	—
Stock-based compensation expense	—	—	3,956	—	—	3,956	—
Restricted stock issued	3	—	20	—	—	20	—
Issuance of common stock in a public offering, net of financing costs	5,750	57	37,988	—	—	38,045	—
Directors' stock-based compensation	—	—	175	—	—	175	—

Balance at June 30, 2009	56,947	$569	$387,947	$(321,451)	$(208)	$66,857

Comprehensive loss							$(31,952)

Unrealized gains on marketable securities	—	—	—	—	490	490	490
Net loss	—	—	—	(50,912)	—	(50,912)	(50,912)
Stock options exercised	634	6	3,455	—	—	3,461	—
Stock-based compensation expense	—	—	4,170	—	—	4,170	—
Issuance of common stock in a public offering, net of financing costs	10,350	104	77,418	—	—	77,522	—
Directors' stock-based compensation	—	—	460	—	—	460	—

Balance at June 30, 2010	67,931	$679	$473,450	$(372,363)	$282	$102,048

Comprehensive loss							$(50,422)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(50,912)	$(31,937)	$(32,020)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,838	4,995	4,445
Loss on sale/disposal of fixed assets	41	18	103
Amortization of deferred lease incentive obligation	(979)	(975)	(512)
Loss (gain) on sale of marketable securities	—	33	(39)
Other-than-temporary impairment of investments	—	516	535
Loss (gain) on forward contracts	219	234	(699)
Stock and deferred share unit compensation	4,640	4,235	2,915
Deferred rent	55	1,450	1,816
Change in operating assets and liabilities:
Accounts receivable	(49)	(1,350)	1,140
Unbilled revenue	(1,034)	2,911	2,508
Inventory	594	280	1,151
Prepaid and other current assets	(386)	312	(241)
Restricted cash	366	366	(4,511)
Other assets	(171)	13	37
Accounts payable	1,820	(167)	(815)
Accrued compensation	61	2,976	(49)
Other accrued liabilities	1,393	(2,871)	(44)
Deferred revenue	(1,080)	4,877	(5,910)
Proceeds from landlord for tenant improvements	—	750	10,041

Net cash used for operating activities	(40,584)	(13,334)	(20,149)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	834	14,227	45,908
Purchases of marketable securities	—	(25)	—
Reclassification of cash equivalent balance to marketable securities	—	—	(13,605)
Purchases of property and equipment, net	(1,534)	(1,896)	(17,995)
Proceeds from settlement of forward contracts	(182)	(311)	846

Net cash (used for) provided by investing activities	(882)	11,995	15,154

Cash flows from financing activities:
Proceeds from stock options exercised	3,462	1,314	1,093
Proceeds from common stock issuance, net	77,521	38,045	24,916

Net cash provided by financing activities	80,983	39,359	26,009

Net change in cash and cash equivalents	39,517	38,020	21,014
Cash and cash equivalents, beginning balance	69,639	31,619	10,605

Cash and cash equivalents, ending balance	$109,156	$69,639	$31,619

Supplemental disclosure:
Cash paid for income taxes	$1	$1	$27

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $50.9 million during the fiscal year ended June 30, 2010, and has an accumulated deficit of approximately $372.4 million as of June 30, 2010. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2010 together with milestone payments and research and development funding that the Company expects to receive under its existing collaborations, will be sufficient to allow it to fund its current operating plan through approximately the first half of fiscal 2012.

        The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Subsequent Events

        The Company has evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements. In July 2010, the Company sold $1.1 million of the remaining securities in its investment portfolio, resulting in a net realized gain of $339,000. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The Company follows the provisions of Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition." Accordingly, the Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The terms of the Company's agreements contain multiple elements which typically include non-refundable license fees, payments based upon the achievement of certain milestones and royalties on product sales. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

        In October 2009 a new accounting standard for the recognition of revenue arrangements with multiple deliverables was issued. This standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). While the Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations, this standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships. Refer to Note B, Recent Accounting Pronouncements to the Consolidated Financial Statements for additional discussion of this standard and its impact on the Company.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

        At June 30, 2010, the Company had the following three types of collaborative contracts with the parties identified below:

  •
  Exclusive license to use the Company's TAP technology and/or certain other intellectual property to develop compounds to a single antigen:

    Amgen (multiple single-target licenses)

    Bayer Schering Pharma (single-target license)

    Biogen Idec (single-target license)

    Biotest (single-target license)

    Genentech, a member of the Roche Group (multiple single-target licenses)

    sanofi-aventis (license to multiple individual targets)

  •
  Option agreement for a defined period of time to secure licenses to use the Company's TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

    Amgen

    sanofi-aventis

  •
  Non-exclusive license to the Company's humanization technology:

    sanofi-aventis

        Generally, the foregoing collaboration agreements provide that the Company will (i) at the collaborator's request, manufacture and provide to them preclinical and clinical materials reimbursed at the Company's cost, or, in some cases, cost plus a margin, (ii) earn payments upon the collaborators' achievements of certain milestones and (iii) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on certain intellectual property rights. The Company is required to provide technical training and to share any process improvements and know-how with its collaborators during the research term of the collaboration agreements.

        Generally, upfront payments on single-target licenses are deferred over the period of the Company's substantial involvement during development. The determination of the length of this period is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company's employees are available to assist the Company's collaborators during the development of their products. The Company estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event that a single-target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

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

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

        Inventory at June 30, 2010 and 2009 is summarized below (in thousands):

	June 30,
	2010	2009
Raw materials	$1,242	$952
Work in process	—	884

Total	$1,242	$1,836

        Raw materials inventory consists entirely of DM1 or DM4 , our proprietary cell-killing agents, which are included in all Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing with our collaborators. All raw materials inventory is currently procured from a single supplier.

        Inventory cost is stated net of write-downs of $939,000 and $1.8 million as of June 30, 2010 and June 30, 2009, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

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

        During the year ended June 30, 2008, the Company obtained additional amounts of DM1 and DM4 from a new supplier. Due to the need to evaluate the process which was developed to prepare such material from this new supplier across multiple batches, the Company had committed to a level of production which yielded more material than would be required by its collaborators over the next twelve months. As a result, the Company recorded a $2.1 million charge to research and development expense related to excess inventory during the year ended June 30, 2008. The Company also recorded $1.6 million as research and development expense to write down this material to its net realizable value. During fiscal 2010, we obtained additional amounts of DMx from our supplier which yielded more material than would be required by our collaborators over the next twelve months and as a result, we recorded $900,000 of charges to research and development expense related to raw material inventory identified as excess. The Company also recorded $28,000 as research and development expense to write down certain raw material inventory to its net realizable value. No similar costs were recorded during the year ended June 30, 2009. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2010 and 2009 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Restricted Cash

        Restricted cash at June 30, 2010 and 2009 are cash balances securing irrevocable letters of credit required for the Company to receive value added tax reimbursements related to payments to foreign vendors for activities performed in fiscal 2008 and 2007 and as security deposits for the Company's leased facilities.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Accrued contract payments	$324	$130
Accrued clinical trial costs	537	160
Accrued professional services	709	722
Accrued employee benefits	233	306
Accrued public reporting charges	111	113
Other current accrued liabilities	490	135

Total	$2,404	$1,566

  Research and Development Expenses

        The Company's research and development expenses are charged to expense as incurred and relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of its own and, in certain instances, its collaborators' product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations.

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

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities at June 30, 2010 generally consist of high-grade corporate bonds and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

asset-backed securities. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net (losses) gains on forward contracts for the years ended June 30, 2010, 2009 and 2008 were ($219,000), ($234,000) and $699,000, respectively, and are included in the accompanying Consolidated Statement of Operations as other (expense) income, net. As of June 30, 2010, we had outstanding forward contracts with amounts equivalent to approximately $1.6 million (€1.3 million), all maturing on or before January 4, 2011. As of June 30, 2009, we had outstanding forward contracts with amounts equivalent to approximately $517,000 (€371,000). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash Equivalents

        Cash equivalents consist principally of money market funds and other investments with original maturities of three months or less at the date of purchase.

  Marketable Securities

        The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in investment income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are also included in other (expense) income, net. Charges for the impairment of available-for-sale securities that were determined to be other-than-temporary and related to a credit loss are included in the accompanying Consolidated Statement of Operations as other-than-temporary impairment. The cost of securities sold is based on the specific identification method.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Other-than-Temporary Impairments

        In April 2009, the Company implemented a newly issued accounting standard which provides guidance for the recognition, measurement and presentation of other-than-temporary impairments. Under this standard, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, only the amount associated with the credit loss is recognized in net income (loss). The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). As a result of the adoption, $54,000 of previously recognized other-than-temporary impairment charges was reclassified to other comprehensive loss as a cumulative effect adjustment.

        The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, which exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss.

        For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized as other-than-temporary impairment.

  Fair Value of Financial Instruments

        As of July 1, 2008, the Company partially adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures," for financial assets and liabilities recognized at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. Certain provisions of ASC Topic 820 related to other non-financial assets and liabilities were adopted by the Company on July 1, 2009 and did not have a material impact on its financial position or results of operations upon adoption; however, this standard may impact the Company in subsequent periods and require additional disclosures.

        Fair value is defined under ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy to measure fair

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

        As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis, including cash equivalents and marketable securities. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$113,298	$113,298	$—	$—
Available-for-sale marketable securities	1,142	—	1,142	—

	$114,440	$113,298	$1,142	$—

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

  Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Machinery and equipment	5 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 7 years

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $41,000, $18,000 and $103,000 of losses on the sale/disposal of certain furniture and equipment during the years ended June 30, 2010, 2009, and 2008, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        In accordance with ASC Topic 360, "Property, Plant, and Equipment," the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	June 30,
	2010	2009	2008
Options to purchase common stock	6,065	5,529	5,678
Common stock equivalents under treasury stock method	1,853	848	483

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-Based Compensation

        As of June 30, 2010, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 12, 2008, an amendment to the 2006 Plan was approved and an additional 2,000,000 shares were authorized for issuance under this plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

        The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," using the modified prospective transition method. Under this methodology, the estimated fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company's stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2010	2009	2008
Dividend	None	None	None
Volatility	59.90%	63.11%	66.60%
Risk-free interest rate	3.19%	2.40%	3.72%
Expected life (years)	7.0	7.2	7.1

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2010, 2009 and 2008 were $5.83, $2.73, and $2.38 per share, respectively.

        A summary of option activity under the Plan as of June 30, 2010, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2009	5,529	$6.36
Granted	1,461	$9.46
Exercised	(634)	$5.46
Forfeited/Canceled	(291)	$8.66

Outstanding at June 30, 2010	6,065	$7.09	6.24	$20,014

Outstanding at June 30, 2010—vested or unvested and expected to vest	5,483	$7.14	5.99	$16,187

Exercisable at June 30, 2010	4,011	$6.88	4.96	$15,678

        As of June 30, 2010, the estimated fair value of unvested employee awards was $5.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity for shares vested during the fiscal years ended June 30, 2010, 2009 and 2008 is presented below (in thousands):

	Year Ended June 30,
	2010	2009	2008
Total fair value of shares vested	$2,410	$2,838	$2,817
Total intrinsic value of options exercised	1,888	920	1,749
Cash received for exercise of stock options	3,461	1,314	1,093

        During the year ended June 30, 2009, the Company recorded approximately $843,000 of stock-based compensation expense related to certain stock options previously granted to the former Chief Executive Officer of the Company that were modified in accordance with the succession plan approved by the Company's Board of Directors in September 2008. No similar charges were recorded during the years ended June 30, 2010 and 2008.

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2010, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segments Reporting, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2010, 2009 and 2008 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2010	2009	2008
Amgen	32%	2%	1%
sanofi-aventis	28%	45%	48%
Bayer	15%	2%	—
Biogen Idec	13%	7%	8%
Biotest	9%	13%	8%
Genentech	3%	26%	34%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2010, 2009 and 2008.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

B.    Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, "Multiple-Deliverable Revenue Arrangements" (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company's fiscal year 2011). While the Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations, this standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

        The provisions of ASC Topic 810, "Consolidation", related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated will be effective for fiscal years beginning after November 15, 2009 (our fiscal year 2011). Early application is not permitted. We do not expect the adoption of these provisions to have a significant impact on our financial position or results of operations.

        In March 2010, the FASB issued guidance related to the milestone method of revenue recognition, which will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be adopted as of the beginning of an annual period. Because the Company's current revenue recognition policy for milestone payments is consistent with the FASB's guidance, the Company does not expect the adoption of this standard will have a material effect on the Company's consolidated financial position, results of operations and cash flows.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

C.    Agreements

Significant Collaborative Agreements

  sanofi-aventis

        In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides sanofi-aventis with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use the Company's TAP technology and humanization technology in the creation of therapeutics to these targets. The product candidates (targets) as of June 30, 2010 in the collaboration include SAR3419 (CD19), SAR566658 (CA6), SAR650984 (CD38) and additional compounds at earlier stages of development that have yet to be disclosed.

        The collaboration agreement entitles the Company to receive milestone payments potentially totaling $21.5 million for each therapeutic developed under the collaboration agreement. Through June 30, 2010, the Company has earned a total of $4 million in milestone payments related to the three product candidates noted above and one target not yet disclosed. The Company also earned an aggregate of $8 million of milestone payments related to two product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets.

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

        The overall term of the agreement extends to the later of the latest patent to expire or twelve years after the latest launch of any product discovered, developed and/or commercialized under the agreement. Sanofi-aventis paid the Company an upfront fee of $12 million in August 2003. Inclusive of all of its allowed extensions, the agreement enabled the Company to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program, of which $2.7 million and $10.8 million were recognized during fiscal years 2009 and 2008, respectively. The Company is now compensated for research performed for sanofi-aventis on a mutually agreed-upon basis.

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

AS OF JUNE 30, 2010

C.    Agreements (Continued)

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

  Genentech

        In May 2000, the Company entered into two separate agreements with Genentech. The first agreement grants Genentech an exclusive license to the Company's maytansinoid TAP technology for use with antibodies, such as trastuzumab, that target HER2. Under the terms of this agreement, Genentech has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Genentech is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non-refundable payment from Genentech upon execution of the agreement. The Company is also entitled to up to $44 million in milestone payments from Genentech under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Genentech began Phase II evaluation of T-DM1 in July 2007 and the Company earned a $5 million milestone payment with this event, which is included in license and milestone fees for the fiscal year ended June 30, 2008. Genentech and Roche began Phase III evaluation of T-DM1 in February 2009 and the company earned a $6.5 million milestone payment with this event. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2009. Through June 30, 2010, the Company has received $13.5 million in milestone payments.

        In May 2000 the Company also entered into a "right-to-test" agreement with Genentech. This agreement provided Genentech with the right to test the Company's maytansinoid TAP technology with Genentech antibodies to a defined number of targets on an exclusive basis for specified option periods and to take exclusive licenses for individual targets on agreed-upon terms to use the Company's maytansinoid TAP technology to develop products. The Company received a non-refundable technology access fee of $3 million when the Company entered into this five-year agreement in May 2000, and an additional technology access fee of $2 million when Genentech renewed this agreement in April 2005 for the one additional three-year period allowed. The upfront fees were deferred and recognized

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

C.    Agreements (Continued)

ratably over the period during which Genentech could elect to obtain product licenses. Genentech no longer has the right to designate new targets under this "right-to-test" agreement.

        Under this agreement, Genentech licensed exclusive rights to use the Company's maytansinoid TAP technology with antibodies to four undisclosed targets. The most recent license was taken in December 2008. Under the terms defined in the 2000 "right-to-test" agreement, for each license the Company received a $1 million license fee and may receive up to $38 million in milestone payments. The Company is also entitled to receive royalties on the sales of any resulting products. Genentech is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

  Biogen Idec

        In October 2004, the Company entered into a development and license agreement with Biogen Idec. The agreement grants Biogen Idec exclusive rights to use the Company's maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target Cripto. Biogen Idec is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $1 million upfront payment upon execution of the agreement. In January 2008, Biogen Idec submitted an IND to the FDA for BIIB015, which was created under this agreement. This event triggered a $1.5 million milestone payment to the Company. Assuming all benchmarks are met, the Company could receive up to $42 million in milestone payments under this agreement. The Company is also entitled to receive royalties on net sales of resulting products. The Company also receives compensation from Biogen Idec for any product development research done on its behalf, as well as for the production of preclinical and clinical materials.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

C.    Agreements (Continued)

  Bayer Schering Pharma

        In October 2008, the Company entered into a development and license agreement with Bayer Schering Pharma AG. The agreement grants Bayer Schering Pharma exclusive rights to use the Company's maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. Bayer Schering Pharma is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer Schering Pharma under this collaboration—the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company is entitled to receive royalties on the sales of any resulting products. The Company will be compensated by Bayer Schering Pharma at a stipulated rate for work performed on behalf of Bayer Schering Pharma under a mutually agreed-upon research plan and budget which may be amended from time to time during the term of the agreement. The Company also is entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer Schering Pharma as well as for any related process development activities. The Company has deferred the $4 million upfront payment and is recognizing this amount as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer Schering Pharma reached a preclinical milestone which triggered a $1 million payment to the Company. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2010.

  Amgen

        In September 2009 and November 2009, the Company entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use the Company's maytansinoid TAP technology to develop anticancer therapeutics to specific targets. These licenses were taken under an agreement established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. In addition to the $1 million upfront payment, the Company is entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the "right-to-test" agreement, as well as royalties on the commercial sales of any resulting products. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of substantial involvement.

  Other Collaborative Agreements

        In December 2004, the Company entered into a development and license agreement with a predecessor to Centocor Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Centocor was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that consist of the Company's maytansinoid cell-killing agent attached to an av integrin-targeting antibody that was developed by Centocor. Under the terms of the agreement, the Company received an upfront payment of $1 million upon execution of the agreement.

        In December 2007, the Company licensed from Centocor the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of the Company's maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

C.    Agreements (Continued)

Centocor has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Centocor not exercise this right, Centocor would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Centocor exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Centocor any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party payments. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third-party, half of which was paid by ImmunoGen. As of June 30, 2010, the maximum amount that may be payable in the future to such third-parties under this agreement is $11 million.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

D.    Marketable Securities

        As of June 30, 2010, $109.2 million in cash and money market funds were classified as cash and cash equivalents. The Company's cash, cash equivalents and marketable securities as of June 30, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$109,156	$—	$—	$109,156
Asset-backed securities
Current	25	8	—	33
Non-current	810	291	(17)	1,084
Corporate notes
Current	25	—	—	25

Total	$110,016	$299	$(17)	$110,298
Less amounts classified as cash and cash equivalents	(109,156)	—	—	(109,156)

Total marketable securities	$860	$299	$(17)	$1,142

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

        In 2010, the Company had no realized losses or gains. In 2009, the Company realized losses of $33,000 and had no realized gains. In 2008, the Company realized losses of $42,000 and realized gains of $3,000.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

D.    Marketable Securities (Continued)

        As of June 30, 2010, the Company had 13 individual securities in its investment portfolio, of which four were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $348,000 as of June 30, 2010, and all of which had been in an unrealized loss position for a year or more, as of June 30, 2010. As of June 30, 2009, the Company had 19 individual securities in its investment portfolio, of which seven were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $705,000 as of June 30, 2009, of which $332,000 had been in an unrealized loss position for more than a year. See Note B Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and as a result recorded $516,000 and $535,000, respectively, as an other-than-temporary impairment charge during the years ended June 30, 2009 and 2008. No similar charges were incurred during the fiscal year ended June 30, 2010.

        In July 2010, the Company sold the remaining securities in its investment portfolio, resulting in a net realized gain of approximately $339,000.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Leasehold improvements	$25,272	$25,189
Machinery and equipment	12,083	11,910
Computer hardware and software	2,072	1,635
Furniture and fixtures	1,273	1,361
Assets under construction	1,235	766

	$41,935	$40,861
Less accumulated depreciation	(25,609)	(21,190)

Property and equipment, net	$16,326	$19,671

        Depreciation expense was approximately $4.8 million, $5.0 million and $4.4 million for the years ended June 30, 2010, 2009 and 2008, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

F.     Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the(benefit) provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2010	2009	2008
Loss before income tax expense	$(51,177)	$(32,037)	$(31,993)

Expected tax benefit at 34%	$(17,400)	$(10,893)	$(10,888)
State tax benefit net of federal benefit	(2,002)	(677)	(394)
Increase in valuation allowance, net	11,991	1,531	4,538
Expired loss and credit carryforwards	6,858	7,924	6,235
Other	288	2,015	536

(Benefit) provision for income taxes	$(265)	$(100)	$27

        At June 30, 2010, the Company has net operating loss carryforwards of approximately $229.1 million available to reduce federal taxable income, if any, that expire in 2011 through 2030 and $143.1 million available to reduce state taxable income, if any, that expire in fiscal 2011 through fiscal 2015. A portion of such carryforwards related to the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized. The Company also has federal and state research tax credits of approximately $9.4 million available to offset federal and state income taxes, which expire beginning in fiscal 2011. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2010 and 2009 are as follows (in thousands):

	June 30,
	2010	2009
Net operating loss carryforwards	$85,459	$74,626
Research and development tax credit carryforwards	7,986	8,081
Property and other intangible assets	197	(745)
Deferred revenue	4,581	5,005
Stock-based compensation	1,510	879
Deferred lease incentive	3,747	4,132
Other liabilities	2,444	2,148

Total deferred tax assets	$105,924	$94,126
Valuation allowance	(105,924)	(94,126)

Net deferred tax assets	$—	$—

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

F.     Income Taxes (Continued)

        The valuation allowance increased by $11.8 million during 2010 due primarily to the greater net loss recognized during the year compared to last and deferred revenue timing differences.

        Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. The Company does not expect to have any taxable income for at least the next several years.

        The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. The Company's loss carryforwards are subject to adjustment by state and federal taxing authorities, commencing when those losses are utilized to reduce taxable income.

G.    Capital Stock

  Sale of Common Stock

        On April 9, 2010, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 2010. Subject to the Company's ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits the Company to offer and sell up to an aggregate of $125 million of its common stock. Pursuant to the shelf registration statement, in May 2010, the Company issued and sold 10,350,000 shares of its common stock at $8.00 per share through a public offering resulting in gross proceeds of $82.8 million.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

G.    Capital Stock (Continued)

        On July 11, 2007, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Registration Statement permitted the Company to offer and sell up to an aggregate of $75 million of its common stock. Pursuant to the shelf registration statement, in June 2009, the Company issued and sold 5,750,000 shares of its common stock at $7.00 per share through a public offering resulting in gross proceeds of $40.3 million, and in June 2008, a private investor purchased 7,812,500 shares of its common stock at $3.20 per share resulting in gross proceeds of $25 million.

  Common Stock Reserved

        At June 30, 2010, the Company has reserved 7.81 million shares of authorized common stock for the future issuance of shares under the 2006 Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan.

  Stock Options

        As of June 30, 2010, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2010, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 634,178 shares of common stock at prices ranging from $2.03 to $8.57 per share. The total proceeds to the Company from these option exercises were approximately $3.5 million.

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2010, 2009 and 2008:

	Exercisable (in thousands)	Weighted-Average Exercise Price
June 30, 2010	4,011	$6.88
June 30, 2009	3,906	$7.25
June 30, 2008	3,430	$7.57

  2001 Non-Employee Director Stock Plan

        In November 2001, the Company's shareholders approved the establishment of the 2001 Non-Employee Director Stock Plan, or the 2001 Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The 2001 Director Plan provided for the granting of awards to Non-Employee Directors and, at the election of Non-Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units issued was determined by the market value of the Company's common stock on the last date of the Company's fiscal quarter for which the services are rendered. The 2001 Director Plan was administered by the Board of Directors which was authorized to interpret the provisions of the 2001 Director Plan, determine which Non-Employee Directors would be granted awards, and determine the number of shares of stock for which a stock right will be granted. The 2001 Director Plan was replaced in 2004 by the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

G.    Capital Stock (Continued)

        During the years ended June 30, 2010, 2009 and 2008, the Company recorded approximately $10,000, $84,000, and ($38,000) in compensation expense (expense reduction), respectively, related to approximately 15,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

AS OF JUNE 30, 2010

G.    Capital Stock (Continued)

    date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.

  •
  On the first anniversary of a non-employee director's initial election to the Board, such non-employee director will be awarded a number of deferred stock units having an aggregate market value of $30,000, based on the closing price of our common stock on such date of grant and pro-rated based on the number of whole months remaining between the first day of the month in which such grant date occurs and the first October 31 following the grant date. These awards will generally vest quarterly over approximately the period from the grant date to the first November 1 following the grant date, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.

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

        As with the 2004 Plan, vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director's deferred stock units will be settled in shares of our common stock issued under our 2006 Plan at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. The new policy provides that all unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2006 Plan.

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

        Pursuant to the Compensation Policy for Non-Employee Directors and the 2004 Director Plan, as amended, the Company recorded approximately $460,000 in compensation expense during the year ended June 30, 2010 related to the issuance of 42,000 deferred share units and 183,000 deferred share units previously issued under the 2004 Director Plan. Pursuant to the 2004 Director Plan, as amended, the Company recorded approximately $175,000 in compensation expense during the year ended June 30, 2009 related to the issuance of 54,000 deferred share units and 129,000 deferred share units previously issued under the 2004 Director Plan. The Company recorded approximately $92,000 in compensation expense during the year ended June 30, 2008 related to the issuance of 49,000 deferred share units and 108,000 deferred share units previously issued under the 2004 Director Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

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

        Under the terms of the agreement, any remaining construction allowance was to be applied evenly as a credit to rent for the first year. The final balance of the construction allowance was determined in August 2008, resulting in a credit of $1.3 million to the Company from the landlord during the fiscal year 2009 relating to the first year of occupancy.

        At June 30, 2010, the Company also leases facilities in Norwood and Cambridge, MA under agreements through 2011. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sub-sublease in May 2008 for the entire space in Cambridge, MA through October 2010, the remainder of the sublease. Both the lease and sub-sublease for the Cambridge facility were terminated as of July 31, 2010.

        Facilities rent expense, net of sublease income, was approximately $5.4 million, $5.0 million and $5.3 million during fiscal years 2010, 2009 and 2008, respectively. During fiscal 2008, the Company recorded $1.8 million of rent expense related to the Waltham, MA facility for the period prior to occupancy, which has been classified as general and administrative expense in the accompanying Consolidated Statement of Operations for the year ended June 30, 2008.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

H.    Commitments and Contingencies (Continued)

        As of June 30, 2010, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2011	$5,829
2012	4,831
2013	4,831
2014	4,898
2015	5,098
Thereafter	24,974

Total minimum lease payments	$50,461
Total minimum rental income from subleases	(3,063)

Total minimum lease payments, net	$47,398

  Collaborations

        The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2010, the maximum amount that may be payable in the future under such arrangements is approximately $43.2 million.

  Litigation

        The Company is not party to any material litigation.

I.     Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary. Effective February 1, 2008, the Company increased its matching contribution to 50% of the first 6% of the eligible employees' contributions, compared to 20% of the first 7% of the eligible employees' contributions previously. In fiscal years 2010, 2009 and 2008, the Company's contributions to the 401(k) Plan totaled approximately $450,000, $429,000, and $268,000, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

J.     Quarterly Financial Information (Unaudited)

	Fiscal Year 2010
	First Quarter Ended September 30, 2009	Second Quarter Ended December 31, 2009	Third Quarter Ended March 31, 2010	Fourth Quarter Ended June 30, 2010
	(In thousands, except per share data)
Revenues:
Research and development support	$782	$1,283	$1,805	$1,495
License and milestone fees	1,831	827	1,266	1,774
Clinical materials reimbursement	486	998	243	1,153

Total revenues	3,099	3,108	3,314	4,422
Expenses:
Research and development	12,188	12,211	12,091	13,790
General and administrative	3,592	3,886	3,447	3,973

Total expenses	15,780	16,097	15,538	17,763

Loss from operations	(12,681)	(12,989)	(12,224)	(13,341)
Other income (expense), net	144	(19)	(3)	(64)

Loss before income tax benefit	(12,537)	(13,008)	(12,227)	(13,405)
Income tax benefit	(162)	—	(103)	—

Net loss	$(12,375)	$(13,008)	$(12,124)	$(13,405)

Basic and diluted net loss per common share	$(0.22)	$(0.23)	$(0.21)	$(0.21)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2010

J.     Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2009
	First Quarter Ended September 30, 2008	Second Quarter Ended December 31, 2008	Third Quarter Ended March 31, 2009	Fourth Quarter Ended June 30, 2009
	(In thousands, except per share data)
Revenues:
Research and development support	$3,207	$2,283	$908	$1,168
License and milestone fees	2,223	4,766	7,314	814
Clinical materials reimbursement	696	2,285	4	2,320

Total revenues	6,126	9,334	8,226	4,302
Expenses:
Research and development	11,860	12,888	9,493	11,663
General and administrative	3,678	3,521	3,243	3,458

Total expenses	15,538	16,409	12,736	15,121

Loss from operations	(9,412)	(7,075)	(4,510)	(10,819)
Other income (expense), net	16	(129)	(100)	(8)

Loss before income tax expense (benefit)	(9,396)	(7,204)	(4,610)	(10,827)
Income tax expense (benefit)	1	(101)	—	—

Net loss	$(9,397)	$(7,103)	$(4,610)	$(10,827)

Basic and diluted net loss per common share	$(0.19)	$(0.14)	$(0.09)	$(0.21)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were adequate and effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on this assessment, management has concluded that, as of June 30, 2010 the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting, as of June 30, 2010. This report appears immediately below.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated August 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 27, 2010

  (c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2010 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this Annual Report on Form 10-K.

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

          (2)   The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2010, 2009 and 2008.

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

Dated: August 27, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2010
/s/ GREGORY D. PERRY Gregory D. Perry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2010
/s/ STEPHEN MCCLUSKI Stephen McCluski	Chairman of the Board of Directors	August 27, 2010
/s/ MITCHEL SAYARE Mitchel Sayare	Director	August 27, 2010
/s/ DAVID W. CARTER David W. Carter	Director	August 27, 2010
/s/ NICOLE ONETTO, M.D. Nicole Onetto	Director	August 27, 2010
/s/ MARK SKALETSKY Mark Skaletsky	Director	August 27, 2010
/s/ JOSEPH VILLAFRANCA Joseph Villafranca	Director	August 27, 2010
/s/ RICHARD WALLACE Richard Wallace	Director	August 27, 2010
/s/ HOWARD PIEN Howard Pien	Director	August 27, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	April 30, 2010	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c	)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d	)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e	)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f	)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g	)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h	)
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.3	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.), with addenda dated as of August 13, 1987 and August 22, 1989		S-1	September 22, 1989 (File No. 33-31219)	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.4*	License Agreement dated as of June 1, 1998 by and between the Registrant and Pharmacia & Upjohn AB		10-K	September 29, 1998	10.48
10.4(a)	Amendment to License Agreement dated as of October 23, 1998 by and between the Registrant and Pharmacia & Upjohn AB		10-K	September 2, 2008	10.4(a	)
10.5*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.51
10.5(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.6*	License Agreement executed November 13, 2006, effective as of July 22, 2005, between the Registrant and Genentech, Inc.		10-Q	February 8, 2007	10.3
10.7*	License Agreement executed February 21, 2007, effective as of April 27, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.1
10.8*	License Agreement executed February 21, 2007, effective as of December 12, 2005, between the Registrant and Genentech, Inc.		10-Q	May 9, 2007	10.2
10.9*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.10*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Amgen Inc. (as successor-in-interest to Abgenix, Inc.)		8-K/A	October 10, 2000	10.1
10.11*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi-aventis U.S. LLC (as successor-in-interest to Aventis Pharmaceuticals Inc.)		10-Q	November 14, 2003	10.1
10.11(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	November 3, 2006	10.1
10.11(b)*	Amendment No. 2, dated as of October 11, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 7, 2008	10.4
10.11(c)*	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 6, 2009	10.7
10.12*	License Agreement dated as of October 5, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.1
10.13*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2
10.14*	Development and License Agreement dated as of October 1, 2004 by and between the Registrant and Biogen Idec MA Inc.		10-Q	February 9, 2005	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.15*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.15(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3
10.16	Registration Rights Agreement dated as of June 20, 2008 by and between the Registrant and Ziff Asset Management, L.P.		8-K	June 23, 2008	10.2
10.17†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.17(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.17(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.18†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 12, 2008		8-K	November 14, 2008	10.1
10.18(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.18(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.18(c)†	Form of Non-Qualified Stock Option Agreement for Directors		S-8	November 15, 2006	99.6
10.18(d)†	Form of Restricted Stock Agreement for Executives		S-8	November 15, 2006	99.9
10.18(e)†	Form of Restricted Stock Agreement for Directors		S-8	November 15, 2006	99.8
10.19†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.20†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended through September 16, 2009		10-Q	November 4, 2009	10.1
10.21†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.22†	Amendment to Stock Option Agreements dated as of September 24, 2008 between the Registrant and Mitchel Sayare		10-Q	October 31, 2008	10.1
10.23†	Severance Agreement dated as of December 1, 2008 between the Registrant and Daniel M. Junius		10-Q	February 6, 2009	10.1
10.24†	Severance Agreement dated as of December 1, 2008 between the Registrant and John M. Lambert		10-Q	February 6, 2009	10.3
10.25†	Severance Agreement dated as of December 1, 2008 between the Registrant and James J. O'Leary		10-Q	February 6, 2009	10.4
10.26†	Severance Agreement dated as of January 9, 2009 between the Registrant and Gregory D. Perry		10-Q	February 6, 2009	10.5
10.27†	Severance Agreement dated as of August 17, 2009 between the Registrant and Peter Williams		10-K	August 28, 2010	10.30
10.28†	Employment offer letter between the Registrant and Gregory D. Perry		10-Q	February 6, 2009	10.6
10.29†	Employment offer letter between the Registrant and James J. O'Leary		10-K	August 28, 2010	10.32

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.30†	Compensation Policy for Non-Employee Directors, as amended through November 11, 2009		10-Q	January 29, 2010	10.1
10.31†	Summary of Annual Executive Bonus Program		10-Q	November 7, 2007	10.1
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS	COLUMN D	COLUMN E
Inventory Valuation Allowance	Balance At Beginning of Period	Charged to Costs and Expenses	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2010	$1,784	927	(1,772)	$939
Year End June 30, 2009	$2,534	—	(750)	$1,784
Year End June 30, 2008	$1,430	3,732	(2,628)	$2,534