Form 10-Q
period 2010-09-30
IMMUNOGEN INC
filed 2010-10-29
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of common stock, par value $.01 per share:  67,963,706 shares outstanding as of October 26, 2010.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2010	June 30, 2010

ASSETS
Cash and cash equivalents	$94,942	$109,156
Marketable securities	—	1,142
Accounts receivable	1,907	1,795
Unbilled revenue	1,741	1,595
Inventory	1,500	1,242
Restricted cash	1,019	574
Prepaid and other current assets	1,126	1,614
Total current assets	102,235	117,118

Property and equipment, net of accumulated depreciation	15,494	16,326
Long-term restricted cash	2,868	3,568
Other assets	162	196

Total assets	$120,759	$137,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,092	$3,064
Accrued compensation	1,837	4,201
Other accrued liabilities	2,253	2,404
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,545	3,174
Total current liabilities	9,706	13,822

Deferred lease incentive, net of current portion	8,317	8,562
Deferred revenue, net of current portion	8,074	8,488
Other long-term liabilities	4,141	4,288
Total liabilities	30,238	35,160
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 67,952 and 67,931 shares as of September 30, 2010 and June 30, 2010, respectively	680	679
Additional paid-in capital	475,092	473,450
Accumulated deficit	(385,251)	(372,363)
Accumulated other comprehensive income	—	282
Total shareholders’ equity	90,521	102,048
Total liabilities and shareholders’ equity	$120,759	$137,208

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2010	2009

Revenues:
Research and development support	$1,495	$782
License and milestone fees	1,810	1,831
Clinical materials reimbursement	106	486

Total revenues	3,411	3,099

Operating Expenses:
Research and development	13,425	12,188
General and administrative	3,364	3,592

Total operating expenses	16,789	15,780

Loss from operations	(13,378)	(12,681)

Other income, net	490	144

Loss before benefit for income taxes	(12,888)	(12,537)

Benefit for income taxes	—	(162)

Net loss	$(12,888)	$(12,375)

Basic and diluted net loss per common share	$(0.19)	$(0.22)

Basic and diluted weighted average common shares outstanding	67,944	57,032

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(12,888)	$(12,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,178	1,258
Loss on sale/disposal of fixed assets	2	—
Amortization of deferred lease incentive	(245)	(244)
Gain on sale of marketable securities	(341)	—
Gain on forward contracts	(146)	(16)
Stock and deferred share unit compensation	1,478	1,104
Deferred rent	8	14
Changes in operating assets and liabilities:
Accounts receivable	(112)	(443)
Unbilled revenue	(146)	(414)
Inventory	(258)	464
Prepaid and other current assets	513	256
Restricted cash	255	47
Other assets	34	(17)
Accounts payable	(1,972)	(193)
Accrued compensation	(2,364)	(2,413)
Other accrued liabilities	(236)	810
Deferred revenue	(43)	751
Net cash used for operating activities	(15,283)	(11,411)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	1,201	509
Purchases of property and equipment, net	(348)	(627)
Proceeds from settlement of forward contracts	96	22
Net cash provided by (used for) investing activities	949	(96)

Cash flows from financing activities:
Proceeds from stock options exercised	120	509
Net cash provided by financing activities	120	509

Net change in cash and cash equivalents	(14,214)	(10,998)

Cash and cash equivalents, beginning balance	109,156	69,639

Cash and cash equivalents, ending balance	$94,942	$58,641

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2010 and 2009 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported period. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Subsequent Events

On October 8, 2010, the Company entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with the right to test the Company’s Targeted Antibody Payload (TAP) technology with antibodies to a specified number of antigen targets on an exclusive basis for a specified period of time and to take exclusive licenses for individual targets on agreed upon terms to use our TAP technology to develop products. The Company received a $45 million upfront payment in connection with the execution of the agreement, and for each target that results in an anticancer therapeutic, the Company is entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. The Company also is entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Novartis as well as for any research and development activities performed on its behalf. Novartis is responsible for the development, manufacturing, and marketing of any products resulting from this agreement.

The Company did not have any other material recognizable or unrecognizable subsequent events that occurred after September 30, 2010 up through the date the Company issued these financial statements.

Fair Value of Financial Instruments

Fair value is defined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 (Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The Topic describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  In accordance with Topic 820, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$98,829	$98,829	$—	$—

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2010 and June 30, 2010 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2010 and June 30, 2010 is summarized below (in thousands):

	September 30, 2010	June 30, 2010

Raw materials	$1,094	$1,242
Work in process	406	—

Total	$1,500	$1,242

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2010	2009
Common stock equivalents under the treasury-stock method	1,710	2,052

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three months ended September 30, 2010 and 2009, total comprehensive loss equaled $12.9 million and $12.1 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of September 30, 2010, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 4,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2010	2009
Dividend	None	None
Volatility	58.4%	60.0%
Risk-free interest rate	2.42%	3.24%
Expected life (years)	7.1	6.9

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2010 and 2009 were $5.46 and $5.97 per share, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $1.4 million and $891,000 during the three months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the estimated fair value of unvested employee awards was $9.3 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

During the three months ended September 30, 2010, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 21,000 shares of common stock at prices ranging from $3.30 to $7.19 per share.  The total proceeds to the Company from these option exercises were approximately $120,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2010 and 2009, net gains recognized on forward contracts were $146,000 and $16,000, respectively, and are included in the accompanying consolidated statements of operations as other income, net. As of September 30, 2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.1 million (€784,000), all maturing on or before September 9, 2012. As of June 30,

2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.3 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three months ended September 30, 2010, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2010 and 2009 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2010	2009
Amgen	47%	6%
Bayer Schering Pharma	7%	41%
Biotest	4%	15%
sanofi-aventis	40%	28%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2010 and 2009.

Recent Accounting Pronouncements

During the current period, the Company adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 amends existing revenue recognition accounting pronouncements, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting principles, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial position or results of operations for the three-month period ended September 30, 2010, however, this standard will be applied to the agreement with Novartis discussed in Note A and all future or significantly modified collaborative relationships.

During the current period, the Company adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” ASU No. 2010-17 codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with the FASB’s guidance, the adoption of this standard during the current period did not have a material effect on the Company’s consolidated financial position or results of operations and cash flows. However, this standard may impact the Company’s accounting for any milestone payments received in future periods..

During the current period, the Company adopted the provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of these provisions did not have a significant impact on the Company’s financial position or results of operations.

B.     Collaborative Agreements

sanofi-aventis

In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.  The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Through September 30, 2010, we have earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the three months ended September 30, 2010. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product, this milestone was deemed substantive.

Bayer Schering Pharma

In October 2008, the Company entered into a development and license agreement with Bayer Schering Pharma. The Company received a $4 million upfront payment upon execution of the agreement, which the Company has deferred and is recognizing as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer Schering Pharma reached a preclinical milestone which triggered a $1 million payment to the Company.

Amgen, Inc.

In September 2009 and November 2009, the Company entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to specific targets. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of substantial involvement. In September 2010, the Company granted Amgen a combination of exclusive and non-exclusive options to test the Company’s TAP technology with antibodies to specific targets.  For each option taken, Amgen paid the Company a nominal fee. The option fees have been deferred and are being recognized ratably over the option periods. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets as of such date will remain in effect for the remainder of the respective option periods.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in its 2010 Annual Report on Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2010 and 2009, the Company recorded approximately $(45,000) and $(8,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

On September 16, 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which superseded the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as amended, and made certain changes to the compensation of its non-employee directors. Under the terms of the new policy, the redemption amount of deferred share units will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

Previous to the change in September 2009, annual awards vested quarterly over the three-year period from date of grant.  Pursuant to the change, all unvested deferred stock awards were vested in full on September 16, 2009 unless the date such deferred stock units were credited to the non-employee director was less than one year prior to September 16, 2009, in which case such unvested deferred stock units vested on the first anniversary of the date such deferred stock units were credited to the non-employee director.

During the three months ended September 30, 2010, the Company recorded approximately $81,000 and $217,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan.

D.    Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2010, $94.9 million in cash and money market funds were classified as cash and cash equivalents. During the current period, the Company sold the remaining marketable securities in its investment portfolio, resulting in a net realized gain of approximately $341,000. The Company had no realized gains or losses on the sale of investments during the same period last year.

As of June 30, 2010, $109.2 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2010 are as follows (in thousands):

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

E.     Commitments and Contingencies

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

At September 30, 2010, the Company also leases a facility in Norwood, MA which is under agreement through June 2011, with an option for the Company to extend the lease for one additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2011 (nine months remaining)	$4,214
2012	4,831
2013	4,831
2014	4,897
2015	5,098
Thereafter	24,974
Total minimum lease payments	$48,845
Total minimum rental payments from sublease	(2,682)
Total minimum lease payments, net	$46,163

Collaborations

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2010, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

F.             Income Taxes

During the three months ended September 30, 2009, the Company recognized $162,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  No similar tax benefit was recorded during the three months ended September 30, 2010. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve its remaining tax benefits.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also have expertise in cancer biology and in the development and humanization of monoclonal antibodies.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners are Amgen, Bayer Schering Pharma, Biogen Idec, Biotest, Genentech (a member of the Roche Group), Novartis and sanofi-aventis. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our collaborative agreements follow.

sanofi-aventis—In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through September 30, 2010, we have earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the three months ended September 30, 2010.

Bayer Schering Pharma—In October 2008, we entered into a development and license agreement with Bayer Schering Pharma. The agreement grants Bayer Schering Pharma exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to a specific target. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer Schering Pharma under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products..We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.  In September 2009, Bayer Schering Pharma reached a preclinical milestone which triggered a $1.0 million payment to us.

Amgen—In September 2009 and November 2009, we entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific targets. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated period of substantial involvement. In September 2010, we granted Amgen a combination of exclusive and non-exclusive options to test our TAP technology with antibodies to specific targets.  For each option taken, Amgen paid us a nominal fee. The option fees have been deferred and are being recognized ratably over the option periods. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in 2000 between ImmunoGen and Abgenix, Inc., which later was acquired by Amgen. Under that agreement, for each license, we are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets as of such date will remain in effect for the remainder of the respective option periods.

Novartis—In October 2010, the Company entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with the right to test our TAP technology with antibodies to a specified number of antigen targets on an exclusive basis for a specified period of time and to take exclusive licenses for individual targets on agreed upon terms to use our TAP technology to develop products. The Company received a $45 million upfront payment in connection with the execution of the agreement, and for each target that results in an anticancer therapeutic, the Company is entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. The Company also is entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Novartis as well as for any research and development activities performed on its behalf. Novartis is responsible for the development, manufacturing, and marketing of any products resulting from this agreement.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2010, we had approximately $94.9 million in cash and marketable securities compared to $110.3 million in cash and marketable securities as of June 30, 2010.

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

Provisions of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” related to revenue recognition when multiple deliverables exist in an arrangement, were adopted by the Company on July 1, 2010 and did not have a material impact on our financial position or results of operations upon adoption. During the current period, we also adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Refer to Note A — Recent Accounting Pronouncements to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of these standards.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2010 and 2009

Revenues

Our total revenues for the three months ended September 30, 2010 and 2009 were $3.4 million and $3.1 million, respectively. The $312,000 increase in revenues in the three months ended September 30, 2010 from the same period in the prior year is attributable to an increase in research and development support revenue, partially offset by a decrease in license and milestone fees and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $1.5 million for the three months ended September 30, 2010 compared with $782,000 for the three months ended September 30, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increased research and development support fees in the current period compared to the prior year period is primarily due to revenues earned under our development and collaboration agreements with Amgen. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2010 and 2009 is included in the following table (in thousands):

	Three months ended September 30,
Research and Development Support	2010	2009
Collaborative Partner:
Amgen	$1,274	$33
Bayer Schering Pharma	77	—
Biotest	102	428
Genentech	3	196
sanofi-aventis	6	118
Other	33	7
Total	$1,495	$782

Revenues from license and milestone fees for the three months ended September 30, 2010 decreased $21,000 to $1.8 million compared to the same period ended September 30, 2009. Included in license and milestone fees for the three months ended September 30, 2010 was a $1.0 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the three months ended September 30, 2009 was a $1.0 million milestone payment related to a preclinical milestone achieved under the collaboration agreement with Bayer Schering Pharma. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2010 and 2009 is included in the following table (in thousands):

	Three months ended September 30,
License and Milestone Fees	2010	2009
Collaborative Partner:
Amgen	$224	$147
Bayer Schering Pharma	154	1,154
Biogen Idec	21	57
Biotest	32	42
Centocor	20	34
Genentech	—	38
sanofi-aventis	1,359	359
Total	$1,810	$1,831

Deferred revenue of $11.6 million as of September 30, 2010 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased by approximately $380,000 in the three months ended September 30, 2010, to $106,000 from $486,000 in the three months ended September 30, 2009. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2010 increased $1.2 million to $13.4 million from $12.2 million for the three months ended September 30, 2009. The increase was primarily due to increased antibody development and supply costs, increased salaries and related expenses, and increased consulting fees, partially offset by lower cost of clinical materials reimbursed and greater manufacturing overhead utilization. The number of our research and development personnel increased to 184 as of September 30, 2010 compared to 177 at September 30, 2009.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2010	2009
Research	$3,625	$3,617
Preclinical and Clinical Testing	3,818	3,233
Process and Product Development	1,614	1,476
Manufacturing Operations	4,368	3,862
Total Research and Development Expense	$13,425	$12,188

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2010 increased $8,000 compared to the three months ended September 30, 2009.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2010 increased $585,000 to $3.8 million compared to $3.2 million for the three months ended September 30, 2009. This increase is primarily the result of an increase in regulatory assistance costs, increased clinical trial costs, and an increase in salaries and related expenses due to additional headcount and higher salary levels, as well as higher stock compensation costs.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2010, total development expenses increased $138,000 compared to the three months ended September 30, 2009. This increase is primarily the result of an increase in salaries and related expenses due to additional headcount, higher salary levels and higher stock compensation costs.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2010, manufacturing operations expense increased $506,000 to $4.4 million compared to $3.9 million in the same period last year. The increase in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is primarily the result of an increase in antibody development and supply costs due to timing of supply requirements and an increase in quality control-related consulting fees. Partially offsetting these increases, cost of clinical materials reimbursed for clinical materials shipped to partners during the current period decreased and overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 decreased $228,000 to $3.4 million compared to $3.6 million for the three months ended September 30, 2009. This decrease is primarily due to a decrease in directors’ fees, a decrease in patent expenses, and a decrease in facility operating costs, partially offset by an increase in salaries and related expenses.

Other Income, net

Other income, net for the three months ended September 30, 2010 and 2009 is included in the following table (in thousands):

	Three Months Ended September 30,
Other Income, net	2010	2009
Interest Income	$49	$58
Net Realized Gains on Investments	341	—
Other Income, net	100	86
Total Other Income, net	$490	$144

Interest Income

Interest income for the three months ended September 30, 2010 decreased $9,000 to $49,000 from $58,000 for the three months ended September 30, 2009.

Net Realized Gains on Investments

Net realized gains on investments were $341,000 for the three months ended September 30, 2010. There were no realized gains or losses recognized in the three months ended September 30, 2009.

Other Income, net

Other income, net for the three months ended September 30, 2010 and 2009 was $100,000 and $86,000, respectively. During the three months ended September 30, 2010 and 2009, we recorded net gains on forward contracts of $146,000 and $16,000, respectively. We recorded $(46,000) and $69,000 in foreign currency translation (losses) gains related to obligations with non-U.S. dollar-based suppliers during the three months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	June 30,
	2010	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$94,942	$110,298
Working capital	92,529	103,296
Shareholders’ equity	90,521	102,048

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Cash used for operating activities	$(15,283)	$(11,411)
Cash provided by (used for) investing activities	949	(96)
Cash provided by financing activities	120	509

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees and research funding. As of September 30, 2010, we had approximately $94.9 million in cash and marketable securities. Net cash used in operations was $15.3 million and $11.4 million for the three months ended September 30, 2010 and 2009, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash provided by (used for) investing activities was $949,000 and $(96,000) for the three months ended September 30, 2010 and 2009, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $348,000 and $627,000 for the three-month periods ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities was $120,000 and $509,000 for the three months ended September 30, 2010 and 2009, respectively, which represents proceeds from the exercise of approximately 21,000 and 113,000 stock options, respectively.

We anticipate that our current capital resources and future collaborator payments, either from new or existing partners, including the $45 million upfront payment received from Novartis in October 2010, will enable us to meet our operational expenses and capital expenditures into the second half of fiscal 2013. However, we cannot provide assurance that such future collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

During the current period, we adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13). ASU No. 2009-13 amends existing revenue recognition accounting pronouncements, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting principles, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU No. 2009-13 did not have a material impact on our financial position or results of operations for the three month period ended September 30, 2010, however, this standard will be applied to the agreement with Novartis discussed in Note A to the accompanying financial statements and all future or significantly modified collaborative relationships.

During the current period, the Company adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” ASU No. 2010-17 codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because our revenue recognition policy for milestone payments is generally consistent with the FASB’s guidance, the adoption of this standard during the current period did not have a material effect on our consolidated financial position or results of operations and cash flows. However, this standard may impact our accounting for any milestone payments received in future periods.

During the current period, we adopted the provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of these provisions did not have a significant impact on our financial position or results of operations.

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

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2010. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no material changes from the factors disclosed in our 2010 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.                             Exhibits

10.1	Compensation Policy for Non-Employee Directors, as amended through September 22, 2010.
10.2

2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through September 22, 2010 (incorporated by reference to the Registrant’s definitive proxy statement dated October 4, 2010, filed with the Securities and Exchange Commission on October 4, 2010).

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

ImmunoGen, Inc.

Date: October 29, 2010	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2010	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Compensation Policy for Non-Employee Directors, as amended through September 22, 2010.
10.2

2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through September 22, 2010 (incorporated by reference to the Registrant’s definitive proxy statement dated October 4, 2010, filed with the Securities and Exchange Commission on October 4, 2010).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.