Form 10-Q
period 2010-12-31
IMMUNOGEN INC
filed 2011-02-08
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Shares of common stock, par value $.01 per share:  68,037,227 shares outstanding as of February 2, 2011.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2010	June 30, 2010

ASSETS
Cash and cash equivalents	$128,486	$109,156
Marketable securities	—	1,142
Accounts receivable	1,074	1,795
Unbilled revenue	2,356	1,595
Inventory	1,632	1,242
Restricted cash	1,019	574
Prepaid and other current assets	1,356	1,614
Total current assets	135,923	117,118

Property and equipment, net of accumulated depreciation	14,825	16,326
Long-term restricted cash	2,868	3,568
Other assets	189	196

Total assets	$153,805	$137,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,769	$3,064
Accrued compensation	2,461	4,201
Other accrued liabilities	2,495	2,404
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,034	3,174
Total current liabilities	10,738	13,822

Deferred lease incentive, net of current portion	8,073	8,562
Deferred revenue, net of current portion	52,652	8,488
Other long-term liabilities	4,165	4,288
Total liabilities	75,628	35,160
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 68,025 and 67,931 shares as of December 31, 2010 and June 30, 2010, respectively	680	679
Additional paid-in capital	476,981	473,450
Accumulated deficit	(399,484)	(372,363)
Accumulated other comprehensive income	—	282
Total shareholders’ equity	78,177	102,048
Total liabilities and shareholders’ equity	$153,805	$137,208

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Revenues:
Research and development support	$2,005	$1,283	$3,500	$2,065
License and milestone fees	866	827	2,676	2,658
Clinical materials reimbursement	1,307	998	1,413	1,484

Total revenues	4,178	3,108	7,589	6,207

Operating Expenses:
Research and development	16,004	12,211	29,429	24,399
General and administrative	3,688	3,886	7,052	7,478

Total operating expenses	19,692	16,097	36,481	31,877

Loss from operations	(15,514)	(12,989)	(28,892)	(25,670)

Other income (expense), net	1,281	(19)	1,771	125

Loss before benefit for income taxes	(14,233)	(13,008)	(27,121)	(25,545)

Benefit for income taxes	—	—	—	(162)

Net loss	$(14,233)	$(13,008)	$(27,121)	$(25,383)

Basic and diluted net loss per common share	$(0.21)	$(0.23)	$(0.40)	$(0.44)

Basic and diluted weighted average common shares outstanding	67,965	57,156	67,961	57,094

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six months ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(27,121)	$(25,383)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,376	2,472
Loss on sale/disposal of fixed assets	2	6
Amortization of deferred lease incentive	(489)	(489)
Gain on sale of marketable securities	(341)	—
(Gain) loss on forward contracts	(154)	33
Stock and deferred share unit compensation	3,060	2,345
Deferred rent	22	33
Changes in operating assets and liabilities:
Accounts receivable	721	(235)
Unbilled revenue	(761)	(589)
Inventory	(390)	602
Prepaid and other current assets	258	67
Restricted cash	255	47
Other assets	7	(11)
Accounts payable	(1,295)	737
Accrued compensation	(1,740)	(1,959)
Other accrued liabilities	(39)	1,249
Deferred revenue	44,024	809
Net cash provided by (used for) operating activities	18,395	(20,266)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	1,201	628
Purchases of property and equipment, net	(877)	(888)
Proceeds (payments) from settlement of forward contracts	139	(26)
Net cash provided by (used for) investing activities	463	(286)

Cash flows from financing activities:
Proceeds from stock options exercised	472	2,133
Net cash provided by financing activities	472	2,133

Net change in cash and cash equivalents	19,330	(18,419)

Cash and cash equivalents, beginning balance	109,156	69,639

Cash and cash equivalents, ending balance	$128,486	$51,220

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s TAP technology, (ii) research activities to be performed on behalf of the collaborative partner, and (iii) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of FASB’s Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements” in accounting for these agreements. Effective July 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605-25.  Refer to Note B, Recent Accounting Pronouncements, to the Consolidated Financial Statements for additional discussion of this standard and its impact on the Company’s accounting for licensing and development agreements.  In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2010, the Company had the following three types of agreements with the parties identified below:

•      Exclusive development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

Amgen (multiple single target licenses)

Bayer Schering Pharma (single target license)

Biogen Idec (single target license)

Biotest (single target license)

Genentech (multiple single target licenses)

sanofi aventis (license to multiple individual targets)

•      Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company’s TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen

sanofi aventis

Novartis

•      Non-exclusive license to the Company’s humanization technology (non-exclusive license):

sanofi aventis

There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to the Company.

Exclusive Licenses

The deliverables under an exclusive agreement generally include the exclusive license to the Company’s TAP technology, and may also include deliverables related to research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services which are reimbursed at a contractually determined rate, (ii) at the collaborator’s request, manufacture and provide to them preclinical and clinical materials which are reimbursed at the Company’s cost, or, in some cases, cost plus a margin, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements.  The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the exclusive license has standalone value to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace.

Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have standalone value.  The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company’s employees are generally available to assist its collaborators during the development of their products. The Company generally estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include research services and the manufacture of preclinical and clinical materials.

The Company recognizes revenue related to research services as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

The Company may also produce preclinical and clinical materials for its collaborators. The Company is reimbursed for its direct costs and a portion of its overhead costs to produce clinical materials. The Company recognizes revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

The Company may also produce research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for certain of its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is reimbursed for certain of its direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support.

The Company’s license agreements have milestone fees which are generally deemed to be substantive. Accordingly, revenue is recognized when such milestones are achieved.

Broad Option Agreements

The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to the Company’s TAP technology is considered substantive, the Company defers upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target development and commercialization license to the collaborator, the Company accounts for any license fee as it would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, the Company would also recognize any remaining deferred option fee or exercise fee as it would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated.  The Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

For broad option agreements where the option to secure a development and commercialization license to the Company’s TAP technology is not considered substantive, the Company accounts for any fees received as it would an upfront payment on a single target license, as discussed above.

The Company does not directly control when any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

Non-exclusive License

The Company received up-front payments related to the non-exclusive license of the Company’s humanization technology and has deferred these payments, and is recognizing the revenue over the term of the agreement.

Fair Value of Financial Instruments

Fair value is defined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 (Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The Topic describes a fair value hierarchy to classify fair value measurements which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  In accordance with Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$132,373	$132,373	$—	$—

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$113,298	$113,298	$—	$—
Available-for-sale marketable securities	1,142	—	1,142	—
	$114,440	$113,298	$1,142	$—

The fair value of the Company’s investments was generally determined from market prices based upon either quoted prices from active markets or other significant observable market transactions at fair value.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2010 and June 30, 2010 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators and clinical materials reimbursement revenue earned, but not yet billed.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2010 and June 30, 2010 is summarized below (in thousands):

	December 31, 2010	June 30, 2010

Raw materials	$1,018	$1,242
Work in process	614	—

Total	$1,632	$1,242

All Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx. The Company recorded $455,000 of expense related to excess inventory during the six-month period ended December 31, 2010, compared to $530,000 recorded during the same period last year.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Options outstanding to purchase common stock	7,295	6,489	7,295	6,489

Common stock equivalents under treasury stock method	1,824	1,910	1,748	1,956

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three and six months ended December 31, 2010, total comprehensive loss equaled $14.2 million and $27.1 million, respectively. For the three and six months ended December 31, 2009, total comprehensive loss equaled $12.9 million and $25.2 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of December 31, 2010, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. On November 16, 2010, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock authorized for issuance thereunder by 4,000,000. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Dividend	None	None	None	None
Volatility	60.50%	59.32%	58.60%	59.95%
Risk-free interest rate	2.08%	2.95%	2.39%	3.21%
Expected life (years)	7.3	7.1	7.1	6.9

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2010 and 2009 were $4.80 and $4.89 per share, respectively, and $5.39 and $5.87 for options granted during the six months ended December 31, 2010 and 2009, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $1.5 million and $2.9 million during the three and six months ended December 31, 2010, respectively.  Stock compensation expense related to stock options granted under the 2006 Plan was $1.2 million and $2.1 million during the three and six months ended December 31, 2009, respectively.

As of December 31, 2010, the estimated fair value of unvested employee awards was $8.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the six months ended December 31, 2010, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 94,000 shares of common stock at prices ranging from $3.19 to $7.58 per share.  The total proceeds to the Company from these option exercises were approximately $472,000.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents consist principally of U.S. Government and agency-backed money market funds which are maintained with two financial institutions in the U.S.

Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for existing or anticipated receivable and payable balances denominated in foreign currency. Derivatives are estimated at fair value and classified as other current assets or liabilities. The fair values of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and six months ended December 31, 2010, net gains recognized on forward contracts were $9,000 and $154,000, respectively, and are included in the accompanying consolidated statements of operations as other income, net. For the three and six months ended December 31, 2009, net losses recognized on forward contracts were $(49,000) and $(33,000), respectively.  As of December 31, 2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $485,000 (€349,000), all maturing on or before September 9, 2012. As of June 30, 2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.3 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three and six months ended December 31, 2010, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2010 and 2009 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2010	2009	2010	2009
Amgen	50%	30%	49%	18%
Bayer	12%	5%	10%	23%
Biogen Idec	—	23%	—	13%
Biotest	5%	11%	5%	13%
sanofi-aventis	20%	25%	29%	26%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

Effective July 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU No. 2009-13, Topic 605 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to adoption of ASU No. 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. The Company has elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after July 1, 2010. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial position or results of operations for the six-month period ended December 31, 2010.

On July 1, 2010, the Company adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” ASU No. 2010-17 codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with ASU No. 2010-17, the adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations and cash flows for the six-month period ended December 31, 2010. However, this standard may impact the Company’s accounting for any milestone payments received in future periods.

On July 1, 2010, the Company adopted the provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of these provisions did not have a significant impact on the Company’s financial position or results of operations.

B.                    Collaborative Agreements

sanofi-aventis

In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.  The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Through December 31, 2010, we have earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the six months ended December 31, 2010. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product, this milestone was accounted for using the milestone method described in Note A.

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

Amgen.

In September 2000, the Company entered into a ten-year broad option agreement with Abgenix, Inc. which was later acquired by Amgen. Under this agreement, in September 2009 and November 2009, the Company entered into two development and license agreements with Amgen granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to specific antigen targets. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of its substantial involvement. Also under the September 2000 agreement, in September 2010, the Company granted Amgen a combination of exclusive and non-exclusive options to test the Company’s TAP technology with antibodies to specific antigen targets.  For each option taken, Amgen paid the Company a nominal fee. The option fees have been deferred and are being recognized ratably over the option periods. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in the September 2000 agreement. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets for the options granted will remain in effect for the remainder of the respective option periods.

Novartis

On October 8, 2010, the Company entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement initially provides Novartis with a research license to test the Company’s TAP technology with Novartis’ own antibodies and an option to take exclusive development and commercialization licenses to use ImmunoGen’s TAP technology to develop therapeutic products for a specified number of individual antigen targets. The initial term of the research license is for three years and it may be extended by Novartis for up to two one year periods by the payment of additional consideration. The terms of the agreement also require Novartis to exercise its option for the development and commercialization licenses by the end of the research term. The Company received a $45 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, the Company is entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. The Company also is entitled to receive payments for manufacturing preclinical and clinical materials at the request of Novartis as well as for research and development activities performed on behalf of Novartis. Novartis is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

In accordance with ASU No. 2009-13, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the research license, the exclusive development and commercialization licenses and the research services. The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have standalone value from the development and commercialization licenses. The Company has also determined that this unit of accounting does have standalone value from the research services. As a result, the research services are considered a separate unit of accounting. The estimated selling prices for these units of accounting was determined based on market conditions and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, and the nature of the research  services to be performed for Novartis and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. The Company will recognize license revenue as each exclusive development and commercialization license is delivered pursuant to the terms of the agreement. The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

No license revenue has been recognized related to this agreement for the three-month period ended December 31, 2010, as no exclusive development and commercialization licenses have been delivered. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at December 31, 2010.

The adoption of ASU No. 2009-13 did not have a material impact on the timing or pattern of revenue recognition relative to the agreement nor is expected to in future periods.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in the Company’s 2010 Annual Report on Form 10-K.

C.                    Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended December 31, 2010, the Company recorded approximately $45,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. No expense was recognized during the six months ended December 31, 2010. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. During the three and six months ended December 31, 2009, the Company recorded approximately $(4,000) and $(12,000), respectively, in expense reduction related to stock units outstanding under the 2001 Plan.

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

During the three and six months ended December 31, 2010, the Company recorded approximately $68,000 and $149,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan. During the three and six months ended December 31, 2009, the Company recorded approximately $75,000 and $292,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan.

On September 22, 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 49,688 options on November 16, 2010, and the related compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.            Cash, Cash Equivalents, and Marketable Securities

As of December 31, 2010, $128.5 million in cash and money market funds were classified as cash and cash equivalents. During the six months ended December 31, 2010, the Company sold the remaining marketable securities in its investment portfolio, resulting in a net realized gain of approximately $341,000. The Company had no realized gains or losses on the sale of investments during the same period last year.

As of June 30, 2010, $109.2 million in cash and money market funds were classified as cash and cash equivalents. The Company’s cash, cash equivalents and marketable securities as of June 30, 2010 were as follows (in thousands):

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

On November 17, 2010, the Company entered into a Ninth Amendment of Lease with respect to the Company’s facility located in Norwood, Massachusetts (the “Ninth Amendment”).  The terms of the existing lease would have ended on June 30, 2011. The Company had one option remaining to extend for a term for a period of five years. The Ninth Amendment extended the current term of the lease for the facility for an additional seven years, ending on June 30, 2018, with an option to further extend the lease term for an additional five years ending on June 30, 2023.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.  Pursuant to the Ninth Amendment, the Company was granted a right of first offer with respect to additional space located adjacent to the Company’s Norwood facility.  Any annual base rent for any space taken by the Company pursuant to this right will be calculated at the same per square foot rate as the current Norwood facility.  All other terms and conditions of the current lease, as amended by the Ninth Amendment, will apply to any such additional space, except that the Company’s pro-rata share for real estate taxes and common area charges will be increased to reflect such additional space.

The minimum rental commitments of both of the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2011 (six months remaining)	$2,831
2012	5,789
2013	5,789
2014	5,805
2015	6,006
Thereafter	27,764
Total minimum lease payments	$53,984
Total minimum rental payments from sublease	(2,535)
Total minimum lease payments, net	$51,449

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2010, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

F.            Income Taxes

During the six months ended December 31, 2009, the Company recognized $162,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  No similar tax benefit was recorded during the six months ended December 31, 2010. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve its remaining tax benefits.

Included in other income for the three and six-month periods ended December 31, 2010 is $1.2 million of federal grant funding the Company was awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies. The Company has received $1.1 million of this amount.

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

sanofi-aventis—In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through December 31, 2010, we have earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the six months ended December 31, 2010.

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

Amgen—In September 2000, we entered into a ten-year broad option agreement with Abgenix, Inc. which was later acquired by Amgen. Under this agreement, in September 2009 and November 2009, we entered into two development and license agreements with Amgen Inc. granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific antigen targets. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated period of our substantial involvement. Also under the September 2000 agreement, in September 2010, we granted Amgen a combination of exclusive and non-exclusive options to test our TAP technology with antibodies to specific antigen targets.  For each option taken, Amgen paid us a nominal fee. The option fees have been deferred and are being recognized ratably over the option periods. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in the September 2000 agreement. Under that agreement, for each license, we are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets for the options granted will remain in effect for the remainder of the respective option periods.

Novartis—In October 2010, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement initially provides Novartis with a research license to test our TAP technology with Novartis’ own antibodies and an option to take exclusive development and commercialization licenses to use our TAP technology to develop therapeutic products for a specified number of individual antigen targets. The initial term of the research license is for three years and it may be extended by Novartis for up to two one year periods by the payment of additional consideration. The terms of the agreement also require Novartis to exercise its option for the development and commercialization licenses by the end of the research term. We received a $45 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, we are entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. We also are entitled to receive payments for manufacturing preclinical and clinical materials at the request of Novartis as well as for research and development activities performed on behalf of Novartis. Novartis is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

In accordance with ASU No. 2009-13, we identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the research license, the exclusive development and commercialization licenses and the research services. We have determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have standalone value from the development and commercialization licenses. We have also determined that this unit of accounting does have standalone value from the research services. As a result, the research services are considered a separate unit of accounting. The estimated selling prices for these  units of accounting was determined based on market conditions and entity-specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our TAP technology, our pricing practices and pricing objectives, and the nature of the research services to be performed for Novartis and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. We will recognize license revenue as each exclusive development and commercialization license is delivered pursuant to the terms of the agreement. We do not control when Novartis will exercise its options for development and commercialization licenses. As a result, we cannot predict when we will recognize the related license revenue except that it will be within the term of the research license. We will recognize research services revenue as the related services are delivered.

No license revenue has been recognized related to this agreement for the three-month period ended December 31, 2010, as no exclusive development and commercialization licenses have been delivered. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at December 31, 2010.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2010, we had approximately $128.5 million in cash and marketable securities compared to $110.3 million in cash and marketable securities as of June 30, 2010.

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

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our TAP technology, (ii) research activities to be performed on behalf of the collaborative partner, and (iii) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of FASB’s Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements” in accounting for these agreements. Effective July 1, 2010, we adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605-25.  Refer to Note B, Recent Accounting Pronouncements, to the Consolidated Financial Statements for additional discussion of this standard and its impact on our accounting for licensing and development agreements.  In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2010, we had the following three types of agreements with the parties identified below:

•      Exclusive development and commercialization licenses to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

Amgen (multiple single target licenses)

Bayer Schering Pharma (single target license)

Biogen Idec (single target license)

Biotest (single target license)

Genentech (multiple single target licenses)

sanofi aventis (license to multiple individual targets)

•      Option/research agreement for a defined period of time to secure development and commercialization licenses to use our  TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen

sanofi aventis

Novartis

•      Non-exclusive license to our humanization technology (non-exclusive license):

sanofi aventis

There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to us.

Exclusive Licenses

The deliverables under an exclusive agreement generally include the exclusive license to our TAP technology, and may also include deliverables related to research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator’s request, provide research services which are reimbursed at a contractually determined rate, (ii) at the collaborator’s request, manufacture and provide to them preclinical and clinical materials which are reimbursed at our cost, or, in some cases, cost plus a margin, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on our intellectual property rights. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements.  We do not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, we cannot predict when we will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the exclusive license has standalone value to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace.

Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have standalone value.  The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Our employees are generally available to assist our collaborators during the development of their products. We generally estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include research services and the manufacture of preclinical and clinical materials.

We recognize revenue related to research services as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

We may also produce preclinical and clinical materials for our collaborators. We are reimbursed for our direct costs and a portion of our overhead costs to produce clinical materials. We recognize revenue on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

We may also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for certain of our direct and overhead costs of producing these materials or providing these services. We record the amounts received for the preclinical materials produced or services performed as a component of research and development support. We also develop conjugation processes for materials for later stage testing and commercialization for certain collaborators. We are reimbursed for certain of its direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support.

Our license agreements have milestone fees which are generally deemed to be substantive. Accordingly, revenue is recognized when such milestones are achieved.

Broad Option Agreements

The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to our TAP technology is considered substantive, we defer upfront payments received from these agreements and recognize this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target development and commercialization license to the collaborator, we account for any license fee as we would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, we would also recognize any remaining deferred option fee or exercise fee as it would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated.  We recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

For broad option agreements where the option to secure a development and commercialization license to our TAP technology is not considered substantive, we account for any fees received as we would an upfront payment on a single target license, as discussed above.

We do not directly control when any collaborator will exercise its options for development and commercialization licenses. As a result, we cannot predict when we will recognize revenues in connection with any of the foregoing.

Non-exclusive License

We received up-front payments related to the non-exclusive license of our humanization technology and have deferred these payments, and are recognizing the revenue over the term of the agreement.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2010 and 2009

Revenues

Our total revenues for the three months ended December 31, 2010 and 2009 were $4.2 million and $3.1 million, respectively. The $1.1 million increase in revenues in the three months ended December 31, 2010 from the same period in the prior year is attributable to an increase in research and development support revenue, clinical materials reimbursement revenue and to a lesser extent, license and milestone fees, all of which are discussed below.

Research and development support revenue was $2 million for the three months ended December 31, 2010 compared with $1.3 million for the three months ended December 31, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increased research and development support fees in the current period compared to the prior year period is primarily due to revenues earned under our development and collaboration agreements with Amgen and Novartis. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Three months ended December 31,
Research and Development Support	2010	2009
Collaborative Partner:
Amgen	$1,074	$717
Bayer Schering Pharma	165	—
Biogen Idec	—	74
Biotest	167	300
Genentech	—	157
Novartis	365	—
sanofi-aventis	67	35
Other	167	—
Total	$2,005	$1,283

Revenues from license and milestone fees for the three months ended December 31, 2010 increased $39,000 to $866,000 from $827,000 in the same period ended December 31, 2009.  During the current three-month period, Biogen Idec announced its intent to spin-off or out-license its oncology unit, which includes its BIIB015 TAP compound.  Upon notification, we stopped amortization of the upfront payment received upon execution of the development and license agreement with Biogen Idec and reclassified the remaining balance of $270,000 to long-term deferred revenue.  We will re-evaluate this accounting as the disposition of this program becomes more evident and we can determine the extent of our future involvement. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Three months ended December 31,
License and Milestone Fees	2010	2009
Collaborative Partner:
Amgen	$300	$180
Bayer Schering Pharma	154	154
Biogen Idec	7	57
Biotest	32	42
Centocor	14	35
Genentech	—	—
sanofi-aventis	359	359
Total	$866	$827

Deferred revenue of $55.7 million as of December 31, 2010 primarily represents payments received from our collaborators pursuant to our license agreements, including a $45 million upfront payment received from Novartis during the current quarter, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased by approximately $309,000 in the three months ended December 31, 2010, to $1.3 million from $998,000 in the three months ended December 31, 2009. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations which also includes raw materials.

Research and development expense for the three months ended December 31, 2010 increased $3.8 million to $16.0 million from $12.2 million for the three months ended December 31, 2009. The increase was primarily due to (i) increased antibody development and supply expense due to timing of supply requirements and increased development work; (ii) increased clinical trial costs due primarily to higher patient enrollment and increased site management costs driven from expanded sites; (iii) increased contract service expense; and (iv) increased salaries and related expenses due primarily to additional headcount.  The number of our research and development personnel increased to 198 as of December 31, 2010 compared to 179 at December 31, 2009.

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

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of our clinical trials, we are currently unable to estimate when, if ever, our product candidates that have advanced into clinical testing will generate revenues and cash flows.

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2010	2009
Research	$3,606	$3,492
Preclinical and Clinical Testing	3,855	2,978
Process and Product Development	1,976	1,453
Manufacturing Operations	6,567	4,288
Total Research and Development Expense	$16,004	$12,211

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended December 31, 2010 increased $114,000 compared to the three months ended December 31, 2009.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2010 increased $877,000 to $3.9 million compared to $3.0 million for the three months ended December 31, 2009. This increase is primarily the result of an increase in clinical trial costs and an increase in salaries and related expenses.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2010, total development expenses increased $523,000 compared to the three months ended December 31, 2009. This increase is primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2010, manufacturing operations expense increased $2.3 million to $6.6 million compared to $4.3 million in the same period last year. The increase in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily the result of (i) an increase in antibody development and supply expense; (ii) an increase in consulting fees; (iii) an increase in contract service expense; (iv) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period; and (v) an increase in salaries and related expenses.  Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2010 decreased $198,000 to $3.7 million compared to $3.9 million for the three months ended December 31, 2009. This decrease is primarily due to a decrease in consulting fees, a decrease in contract service expense, a decrease in patent expenses and a decrease in recruiting fees, partially offset by an increase in salaries and related expenses.

Other Income (Expense), net

Other income (expense), net for the three months ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Three Months Ended December 31,
Other Income (Expense), net	2010	2009
Interest Income	$55	$45
Other Income (Expense), net	1,226	(64)
Total Other Income (Expense), net	$1,281	$(19)

Interest Income

Interest income for the three months ended December 31, 2010 increased $10,000 to $55,000 from $45,000 for the three months ended December 31, 2009.

Other Income (Expense), net

Other income (expense), net for the three months ended December 31, 2010 and 2009 was $1.2 million and $(64,000), respectively. During the three months ended December 31, 2010 and 2009, we recorded net gains (losses) on forward contracts of $9,000 and $(49,000), respectively. We recorded $(5,000) and $(9,000) in foreign currency translation losses related to obligations with non-U.S. dollar-based suppliers during the three months ended December 31, 2010 and 2009, respectively.  During the three months ended December 31, 2010, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

Comparison of Six Months ended December 31, 2010 and 2009

Revenues

Our total revenues for the six months ended December 31, 2010 and 2009 were $7.6 million and $6.2 million, respectively. The $1.4 million increase in revenues in the six months ended December 31, 2010 from the same period in the prior year is attributable to an increase in research and development revenue and license and milestone fees, partially offset by a decrease in clinical materials reimbursement revenue, all of which are discussed below.

Research and development support was $3.5 million for the six months ended December 31, 2010 compared with $2.1 million for the six months ended December 31, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increase in research and development support fees in the current period compared to the prior year period is primarily due to revenues earned under our development and collaboration agreements with Amgen. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Six months ended December 31,
Research and Development Support	2010	2009
Collaborative Partner:
Amgen	$2,348	$750
Bayer Schering Pharma	242	—
Biogen Idec	—	82
Biotest	270	728
Genentech	3	352
Novartis	365	—
sanofi-aventis	72	153
Other	200	—
Total	$3,500	$2,065

Revenues from license and milestone fees for the six months ended December 31, 2010 increased $18,000 to $2.7 million compared to the same period ended December 31, 2009. Included in license and milestone fees for the six months ended December 31, 2010 was a $1.0 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the six months ended December 31, 2009 was a $1.0 million milestone payment related to a preclinical milestone achieved under the collaboration agreement with Bayer Schering Pharma. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Six months ended December 31,
License and Milestone Fees	2010	2009
Collaborative Partner:
Amgen	$523	$327
Bayer Schering Pharma	308	1,308
Biogen Idec	28	114
Biotest	65	84
Centocor	34	69
Genentech	—	39
sanofi-aventis	1,718	717
Total	$2,676	$2,658

Clinical materials reimbursement decreased by approximately $71,000 in the six months ended December 31, 2010, to $1.4 million from $1.5 million in the six months ended December 31, 2009. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2010 increased $5.0 million to $29.4 million from $24.4 million for the six months ended December 31, 2009. The increase was primarily due to (i) increased antibody development and supply expense due to timing of supply requirements and increased development work; (ii) increased clinical trial costs due primarily to higher patient enrollment and increased site management costs driven from expanded sites; (iii) increased contract service expense; (iv) increased consulting fees; and (iv) increased salaries and related expenses due primarily to additional headcount.  Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

Our research and development expenses are listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2010	2009
Research	$7,231	$7,108
Preclinical and Clinical Testing	7,673	6,212
Process and Product Development	3,590	2,929
Manufacturing Operations	10,935	8,150
Total Research and Development Expense	$29,429	$24,399

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the six months ended December 31, 2010 increased $123,000 compared to the six months ended December 31, 2009.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2010 increased $1.5 million to $7.7 million compared to $6.2 million for the six months ended December 31, 2009. This increase is primarily the result of an increase in clinical trial costs, an increase in consulting fees and an increase in salaries and related expenses.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2010, total development expenses increased $661,000 compared to the six months ended December 31, 2009. This increase is primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2010, manufacturing operations expense increased $2.7 million to $10.9 million compared to $8.2 million in the same period last year. The increase in the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 is primarily the result of an increase in antibody development and supply expense, an increase in consulting fees and an increase in salaries and related expenses, partially offset by an increase in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2010 decreased $426,000 to $7.1 million compared to $7.5 million for the six months ended December 31, 2009. This decrease is primarily due to a decrease in patent expenses, a decrease in consulting fees, a decrease in directors’ fees and a decrease in other general corporate expenses, partially offset by an increase in salaries and related expenses.

Other Income (Expense), net

Other income (expense), net for the six months ended December 31, 2010 and 2009 is included in the following table (in thousands):

	Six Months Ended December 31,
Other Income, net	2010	2009
Interest Income	$104	$102
Net Realized Gains on Investments	341	—
Other Income, net	1,326	23
Total Other Income, net	$1,771	$125

Interest Income

Interest income for the six months ended December 31, 2010 increased $2,000 to $104,000 from $102,000 for the six months ended December 31, 2009.

Net Realized Gains on Investments

Net realized gains on investments were $341,000 for the six months ended December 31, 2010. There were no realized gains or losses recognized in the six months ended December 31, 2009.

Other Income (Expense), net

Other income (expense), net for the six months ended December 31, 2010 and 2009 was $1.3 million and $23,000 respectively. During the six months ended December 31, 2010 and 2009, we recorded net gains (losses) on forward contracts of $154,000 and $(33,000), respectively. We recorded $(51,000) and $61,000 in foreign currency translation (losses) gains related to obligations with non-U.S. dollar-based suppliers during the six months ended December 31, 2010 and 2009, respectively. During the six months ended December 31, 2010, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	June 30,
	2010	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$128,486	$110,298
Working capital	125,185	103,296
Shareholders’ equity	78,177	102,048

	Six Months Ended December 31,
	2010	2009
	(In thousands)
Cash provided by (used for) operating activities	$18,395	$(20,266)
Cash provided by (used for) investing activities	463	(286)
Cash provided by financing activities	472	2,133

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding. As of December 31, 2010, we had approximately $128.5 million in cash and marketable securities. Net cash provided by (used for) operations was $18.4 million and $(20.3) million for the six months ended December 31, 2010 and 2009, respectively. The significant decrease in cash used was driven principally by the $45 million upfront payment received from Novartis upon execution of an agreement during the current period. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash provided by (used for) investing activities was $463,000 and $(286,000) for the six months ended December 31, 2010 and 2009, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures, primarily for the purchase of new equipment, were $877,000 and $888,000 for the six-month periods ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $472,000 and $2.1 million for the six months ended December 31, 2010 and 2009, respectively, which represents proceeds from the exercise of approximately 94,000 and 363,000 stock options, respectively.

We anticipate that our current capital resources and expected future collaborator payments, either from new or existing partners, will enable us to meet our operational expenses and capital expenditures into the second half of fiscal 2013. However, we cannot provide assurance that such future collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

On November 17, 2010, we entered into a Ninth Amendment of Lease with respect to our facility located in Norwood, Massachusetts (the “Ninth Amendment”).  The Ninth Amendment extended the current term of the lease for the facility for an additional seven years, ending on June 30, 2018, with an option to further extend the lease term for an additional five years ending on June 30, 2023.  We are required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.  Pursuant to the Ninth Amendment, we were granted a right of first offer with respect to additional space located adjacent to our Norwood facility.  Any annual base rent for any space taken by us pursuant to this right will be calculated at the same per square foot rate as the current Norwood facility.  All other terms and conditions of the current lease, as amended by the Ninth Amendment, will apply to any such additional space, except that our pro-rata share for real estate taxes and common area charges will be increased to reflect such additional space. The effect of this amendment increases our minimum lease obligation by $6.5 million through fiscal year 2018.

There have been no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

Effective July 1, 2010, we adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU No. 2009-13, Topic 605 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to adoption of ASU No. 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. We have elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after July 1, 2010. The adoption of ASU No. 2009-13 did not have a material impact on our financial position or results of operations for the six-month period ended December 31, 2010 nor is it expected to in future periods.

On July 1, 2010, we adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” ASU No. 2010-17 codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because our revenue recognition policy for milestone payments is generally consistent with ASU No. 2010-17, the adoption of this standard did not have a material effect on our consolidated financial position or results of operations and cash flows for the six-month period ended December 31, 2010. However, this standard may impact our accounting for any milestone payments received in future periods.

On July 1, 2010, we adopted the provisions of ASC Topic 810, “Consolidations”, related to the changes to how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of these provisions did not have a significant impact on our financial position or results of operations.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

10.1	Clinical Supply Agreement effective as of December 21, 2010 by and between the Registrant and Società Italiana Corticosteroidi S.r.l. (Sicor)
10.2	Severance Agreement dated as of December 1, 2010 between the Registrant and Craig Barrows
10.3	Severance Agreement dated as of December 1, 2010 between the Registrant and Daniel M. Junius
10.4	Severance Agreement dated as of December 1, 2010 between the Registrant and John M. Lambert
10.5	Severance Agreement dated as of December 1, 2010 between the Registrant and James J. O’Leary
10.6	Severance Agreement dated as of December 1, 2010 between the Registrant and Gregory D. Perry
10.7	Severance Agreement dated as of December 1, 2010 between the Registrant and Peter Williams
10.8	Severance Agreement dated as of January 18, 2011 between the Registrant and Theresa G. Wingrove
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: February 8, 2011	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2011	By:	/s/ Gregory D. Perry
Gregory D. Perry
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Clinical Supply Agreement effective as of December 21, 2010 by and between the Registrant and Società Italiana Corticosteroidi S.r.l. (Sicor)
10.2	Severance Agreement dated as of December 1, 2010 between the Registrant and Craig Barrows
10.3	Severance Agreement dated as of December 1, 2010 between the Registrant and Daniel M. Junius
10.4	Severance Agreement dated as of December 1, 2010 between the Registrant and John M. Lambert
10.5	Severance Agreement dated as of December 1, 2010 between the Registrant and James J. O’Leary
10.6	Severance Agreement dated as of December 1, 2010 between the Registrant and Gregory D. Perry
10.7	Severance Agreement dated as of December 1, 2010 between the Registrant and Peter Williams
10.8	Severance Agreement dated as of January 18, 2011 between the Registrant and Theresa G. Wingrove
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the
Sarbanes-Oxley Act of 2002.

*                             Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.