Form 10-Q
period 2011-03-31
IMMUNOGEN INC
filed 2011-05-05
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Shares of common stock, par value $.01 per share:  68,260,202 shares outstanding as of April 27, 2011.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2011	June 30, 2010

ASSETS
Cash and cash equivalents	$115,813	$109,156
Marketable securities	—	1,142
Accounts receivable	2,271	1,795
Unbilled revenue	2,516	1,595
Inventory	727	1,242
Restricted cash	1,019	574
Prepaid and other current assets	2,737	1,614
Total current assets	125,083	117,118

Property and equipment, net of accumulated depreciation	14,199	16,326
Long-term restricted cash	2,868	3,568
Other assets	172	196

Total assets	$142,322	$137,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,569	$3,064
Accrued compensation	3,868	4,201
Other accrued liabilities	3,397	2,404
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	2,557	3,174
Total current liabilities	13,370	13,822

Deferred lease incentive, net of current portion	7,828	8,562
Deferred revenue, net of current portion	52,193	8,488
Other long-term liabilities	4,108	4,288
Total liabilities	77,499	35,160
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 68,121 and 67,931 shares as of March 31, 2011 and June 30, 2010, respectively	681	679
Additional paid-in capital	478,629	473,450
Accumulated deficit	(414,487)	(372,363)
Accumulated other comprehensive income	—	282
Total shareholders’ equity	64,823	102,048
Total liabilities and shareholders’ equity	$142,322	$137,208

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues:
Research and development support	$2,190	$1,805	$5,690	$3,870
License and milestone fees	858	1,266	3,534	3,924
Clinical materials reimbursement	2,163	243	3,576	1,727

Total revenues	5,211	3,314	12,800	9,521

Operating Expenses:
Research and development	15,763	12,091	45,192	36,490
General and administrative	4,550	3,447	11,602	10,925

Total operating expenses	20,313	15,538	56,794	47,415

Loss from operations	(15,102)	(12,224)	(43,994)	(37,894)

Other income (expense), net	99	(3)	1,870	122

Loss before benefit for income taxes	(15,003)	(12,227)	(42,124)	(37,772)

Benefit for income taxes	—	(103)	—	(265)

Net loss	$(15,003)	$(12,124)	$(42,124)	$(37,507)

Basic and diluted net loss per common share	$(0.22)	$(0.21)	$(0.62)	$(0.66)

Basic and diluted weighted average common shares outstanding	68,067	57,365	67,996	57,183

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(42,124)	$(37,507)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,656	3,660
Loss on sale/disposal of fixed assets	3	41
Amortization of deferred lease incentive	(734)	(734)
Gain on sale of marketable securities	(341)	—
(Gain) loss on forward contracts	(197)	98
Stock and deferred share unit compensation	4,268	3,441
Deferred rent	42	41
Changes in operating assets and liabilities:
Accounts receivable	(476)	1,365
Unbilled revenue	(921)	(1,333)
Inventory	515	611
Prepaid and other current assets	(1,091)	(487)
Restricted cash	255	47
Other assets	24	(201)
Accounts payable	(495)	36
Accrued compensation	(333)	(912)
Other accrued liabilities	804	1,005
Deferred revenue	43,088	(38)
Net cash provided by (used for) operating activities	5,943	(30,867)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	1,201	744
Purchases of property and equipment, net	(1,532)	(1,111)
Proceeds (payments) from settlement of forward contracts	132	(81)
Net cash used for investing activities	(199)	(448)

Cash flows from financing activities:
Proceeds from stock options exercised	913	2,708
Net cash provided by financing activities	913	2,708

Net change in cash and cash equivalents	6,657	(28,607)

Cash and cash equivalents, beginning balance	109,156	69,639

Cash and cash equivalents, ending balance	$115,813	$41,032

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

A.         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2011 and 2010 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s Targeted Antibody Payload (TAP) technology, (ii) research activities to be performed on behalf of the collaborative partner, and (iii) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements” in accounting for these agreements. Effective July 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605-25.  Refer to Note A, “Recent Accounting Pronouncements”, for additional discussion of this standard and its impact on the Company’s accounting for licensing and development agreements.  In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2011, the Company had the following three types of agreements with the parties identified below:

•      Exclusive development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

Amgen (multiple single target licenses)

Bayer Schering Pharma (single target license)

Biogen Idec (single target license)

Biotest (single target license)

Genentech, a member of the Roche Group (multiple single target licenses)

sanofi-aventis (license to multiple individual targets)

•      Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company’s TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen

sanofi-aventis

Novartis

•      Non-exclusive license to the Company’s humanization technology:

sanofi-aventis

There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to the Company.

Exclusive Licenses

The deliverables under an exclusive license agreement generally include the exclusive license to the Company’s TAP technology, and may also include deliverables related to research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

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

Broad Option Agreements

The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to the Company’s TAP technology is considered substantive, the Company defers upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target development and commercialization license to the collaborator, the Company accounts for any license fee as it would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, the Company would also recognize any remaining deferred option fee or exercise fee as it would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated.  The Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

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

Fair Value of Financial Instruments

Fair value is defined under ASC Topic 820 (Topic 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  Topic 820 describes a fair value hierarchy to classify fair value measurements which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  In accordance with Topic 820, the following table represents the fair value hierarchy classification for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$119,700	$119,700	$—	$—

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy classification for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2011 and June 30, 2010 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators and clinical materials reimbursement revenue earned, but not yet billed.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2011 and June 30, 2010 is summarized below (in thousands):

	March 31, 2011	June 30, 2010

Raw materials	$481	$1,242
Work in process	246	—

Total	$727	$1,242

All TAP product candidates currently in preclinical and clinical testing through ImmunoGen or its collaborators include either DM1 or DM4 as a cell-killing agent. Raw materials inventory consists entirely of DM1 and DM4, collectively referred to as DMx. The Company recorded $741,000 of expense related to excess inventory during the nine-month period ended March 31, 2011, compared to $530,000 recorded during the same period last year.  The Company recorded $286,000 of expense related to excess inventory during the three-month period ended March 31, 2011.   There was no expense related to excess inventory recorded during the same period last year.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Options outstanding to purchase common stock	6,850	6,300	6,850	6,300

Common stock equivalents under treasury stock method	1,978	1,649	1,799	1,833

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three and nine months ended March 31, 2011, total comprehensive loss equaled $15.0 million and $42.1 million, respectively. For the three and nine months ended March 31, 2010, total comprehensive loss equaled $12.0 million and $37.3 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of March 31, 2011, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. On November 16, 2010, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock authorized for issuance thereunder by 4,000,000. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Dividend	None	None	None	None
Volatility	60.27%	58.77%	58.76%	59.94%
Risk-free interest rate	2.77%	3.14%	2.43%	3.21%
Expected life (years)	7.3	7.2	7.2	6.9

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2011 and 2010 were $5.87 and $4.42 per share, respectively, and $5.44 and $5.86 for options granted during the nine months ended March 31, 2011 and 2010, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $1.1 million and $4.0 million during the three and nine months ended March 31, 2011, respectively.  Stock compensation expense related to stock options granted under the 2006 Plan was $1.0 million and $3.1 million during the three and nine months ended March 31, 2010, respectively.

As of March 31, 2011, the estimated fair value of unvested employee awards was $7.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the nine months ended March 31, 2011, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 190,000 shares of common stock at prices ranging from $3.02 to $7.58 per share.  The total proceeds to the Company from these option exercises were approximately $913,000.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents consist principally of U.S. Government treasury bills with original maturities of less than three months and a money market fund with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. All of the Company’s cash and cash equivalents are maintained with two financial institutions in the U.S.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2011, net gains recognized on forward contracts were $43,000 and $197,000, respectively, and are included in the accompanying consolidated statements of operations as other income, net. For the three and nine months ended March 31, 2010, net losses recognized on forward contracts were $(64,000) and $(98,000), respectively.  As of March 31, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.5 million (€1.1 million), all maturing on or before September 9, 2012. As of June 30, 2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.3 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three and nine months ended March 31, 2011, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2011 and 2010 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2011	2010	2011	2010
Amgen	39%	51%	45%	29%
Bayer Schering Pharma	6%	11%	8%	19%
Biotest	19%	8%	10%	11%
sanofi-aventis	22%	25%	26%	26%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2011 and 2010.

Recent Accounting Pronouncements

Effective July 1, 2010, the Company adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also establishes a hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU No. 2009-13, Topic 605 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to adoption of ASU No. 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. The Company has elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after July 1, 2010. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial position or results of operations for the nine-month period ended March 31, 2011.

On July 1, 2010, the Company adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” ASU No. 2010-17 codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with ASU No. 2010-17, the adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations for the nine-month period ended March 31, 2011. However, this standard may impact the Company’s accounting for any milestone payments received in future periods.

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

B.         Collaborative Agreements

sanofi-aventis

In July 2003, the Company entered into a broad collaboration agreement with sanofi-aventis to discover, develop and commercialize antibody-based anticancer therapeutics.  The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. Through March 31, 2011, the Company has earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the nine months ended March 31, 2011. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, this milestone was accounted for using the milestone method described in Note A.

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

Amgen

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

Novartis

In October 2010, the Company entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement initially provides Novartis with a research license to test the Company’s TAP technology with Novartis’ own antibodies and an option to take exclusive development and commercialization licenses to use ImmunoGen’s TAP technology to develop therapeutic products for a specified number of individual antigen targets. The initial term of the research license is for three years and it may be extended by Novartis for up to two one-year periods by the payment of additional consideration. The terms of the agreement also require Novartis to exercise its option for the development and commercialization licenses by the end of the research term. The Company received a $45 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, the Company is entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. The Company also is entitled to receive payments for manufacturing preclinical and clinical materials at the request of Novartis as well as for research and development activities performed on behalf of Novartis. Novartis is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

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

No license revenue has been recognized related to this agreement for the nine-month period ended March 31, 2011, as no exclusive development and commercialization licenses have been delivered. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at March 31, 2011.

The adoption of ASU No. 2009-13 did not have a material impact on the timing or pattern of revenue recognition relative to the agreement nor is expected to in future periods.

Additional information on the agreements the Company has with these and other companies is described elsewhere in this Quarterly Report and in the Company’s 2010 Annual Report on Form 10-K.

C.         Capital Stock

2001 Non-Employee Director Stock Plan

During both the three and nine months ended March 31, 2011, the Company recorded approximately $(3,000) in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. During the three and nine months ended March 31, 2010, the Company recorded approximately $3,000 and $(8,000) in expense and expense reduction, respectively, related to stock units outstanding under the 2001 Plan.

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

During the three and nine months ended March 31, 2011, the Company recorded approximately $93,000 and $242,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan. During the three and nine months ended March 31, 2010, the Company recorded approximately $87,000 and $379,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the amended 2004 Director Plan.

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

D.         Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2011, $115.8 million in cash, U.S. Government treasury bills, and a money market fund consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper were classified as cash and cash equivalents. During the nine months ended March 31, 2011, the Company sold the remaining marketable securities held in its investment portfolio at June 30, 2010, resulting in a net realized gain of approximately $341,000. The Company had no realized gains or losses on the sale of investments during the same period last year.

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

The minimum rental commitments for both of the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2011 (three months remaining)	$1,449
2012	5,789
2013	5,789
2014	5,805
2015	6,006
Thereafter	27,764
Total minimum lease payments	$52,602
Total minimum rental payments from sublease	(2,387)
Total minimum lease payments, net	$50,215

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2011, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

F.         Income Taxes

During the nine months ended March 31, 2010, the Company recognized $265,000 of tax benefit associated with U.S. research and development tax credits against which the Company had previously provided a full valuation allowance, but which became refundable as a result of federal legislation passed in 2009.  No similar tax benefit was recorded during the nine months ended March 31, 2011. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve its remaining tax benefits.

Included in other income (expense), net for the nine-month period ended March 31, 2011 is $1.2 million of federal grant funding the Company was awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies. The Company has received $1.1 million of this amount.

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

sanofi-aventis—In July 2003, we entered into a discovery, development and commercialization collaboration with sanofi-aventis. The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through March 31, 2011, we have earned and received an aggregate of $13 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the nine months ended March 31, 2011.

Bayer Schering Pharma—In October 2008, we entered into a development and license agreement with Bayer Schering Pharma. The agreement grants Bayer Schering Pharma exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds targeting mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer Schering Pharma under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. We have deferred the $4 million upfront payment and are recognizing this amount as revenue over the estimated period of substantial involvement.  In September 2009, Bayer Schering Pharma reached a preclinical milestone which triggered a $1 million payment to us.

Amgen—In September 2000, we entered into a ten-year broad option agreement with Abgenix, Inc. which was later acquired by Amgen Inc. Under this agreement, in September 2009 and November 2009, we entered into two development and license agreements with Amgen granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific antigen targets. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated period of our substantial involvement. Also under the September 2000 agreement, in September 2010, we granted Amgen a combination of exclusive and non-exclusive options to test our TAP technology with antibodies to specific antigen targets.  For each option taken, Amgen paid us a nominal fee. The option fees have been deferred and are being recognized ratably over the option periods. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in the September 2000 agreement. Under that agreement, for each license, we are entitled to receive milestone payments potentially totaling $34 million plus royalties on the sales of any resulting products. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets for the options granted will remain in effect for the remainder of the respective option periods.

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

No license revenue has been recognized related to this agreement for the nine-month period ended March 31, 2011, as no exclusive development and commercialization licenses have been delivered. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at March 31, 2011.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2011, we had approximately $115.8 million in cash and cash equivalents compared to $110.3 million in cash, cash equivalents and marketable securities as of June 30, 2010.

We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments, clinical material reimbursements and upfront fees. Accordingly, period-to-period operating results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaboration agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional strategic partners or alternative financing arrangements will be entirely available to us, if at all.

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

Provisions of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” related to revenue recognition when multiple deliverables exist in an arrangement, were adopted by the Company on July 1, 2010 and did not have a material impact on our financial position or results of operations upon adoption. During the current period, we also adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method.” Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Refer to Note A,”Recent Accounting Pronouncements”,  of our unaudited consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of these standards.

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our TAP technology, (ii) research activities to be performed on behalf of the collaborative partner, and (iii) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of ASC Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements” in accounting for these agreements. Effective July 1, 2010, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends ASC Topic 605-25.  Refer to Note A, “Recent Accounting Pronouncements”, of our unaudited consolidated financial statements included in Item 1 of this Quarterly Report for additional discussion of this standard and its impact on our accounting for licensing and development agreements.  In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2011, we had the following three types of agreements with the parties identified below:

•      Exclusive development and commercialization licenses to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

Amgen (multiple single target licenses)

Bayer Schering Pharma (single target license)

Biogen Idec (single target license)

Biotest (single target license)

Genentech, a member of the Roche Group (multiple single target licenses)

sanofi-aventis (license to multiple individual targets)

•      Option/research agreement for a defined period of time to secure development and commercialization licenses to use our  TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

Amgen

sanofi-aventis

Novartis

•      Non-exclusive license to our humanization technology:

sanofi-aventis

There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to us.

Exclusive Licenses

The deliverables under an exclusive license agreement generally include the exclusive license to our TAP technology, and may also include deliverables related to research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

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

Broad Option Agreements

The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to our TAP technology is considered substantive, we defer upfront payments received from these agreements and recognize this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target development and commercialization license to the collaborator, we account for any license fee as we would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, we would recognize any remaining deferred option fee or exercise fee as we would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated.  We recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2011 and 2010

Revenues

Our total revenues for the three months ended March 31, 2011 and 2010 were $5.2 million and $3.3 million, respectively. The $1.9 million increase in revenues in the three months ended March 31, 2011 from the same period in the prior year is attributable to an increase in research and development support revenue and clinical materials reimbursement revenue, partially offset by a decrease in license and milestone fees, all of which are discussed below.

Research and development support revenue was $2.2 million for the three months ended March 31, 2011 compared with $1.8 million for the three months ended March 31, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increased research and development support fees in the current period compared to the prior year period is primarily due to revenue earned under our recent development and collaboration agreement with Novartis and increases in certain other collaborator activity, partially offset by lower revenues earned under our agreements with Amgen. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2011	2010
Collaborative Partner:
Amgen	$984	$1,402
Bayer Schering Pharma	172	83
Biogen Idec	—	102
Biotest	336	221
Genentech	—	44
Novartis	479	—
sanofi-aventis	52	(47)
Other	167	—
Total	$2,190	$1,805

Revenues from license and milestone fees for the three months ended March 31, 2011 decreased $408,000 to $858,000 from $1.3 million in the same period ended March 31, 2010.  Included in license and milestone fees for the three months ended March 31, 2010 was $500,000 related to a preclinical milestone achieved under the collaboration agreement with sanofi-aventis.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2011	2010
Collaborative Partner:
Amgen	$299	$177
Bayer Schering Pharma	154	154
Biogen Idec	—	21
Biotest	32	32
Centocor	14	23
sanofi-aventis	359	859
Total	$858	$1,266

Deferred revenue of $54.8 million as of March 31, 2011 primarily represents payments received from our collaborators pursuant to our license agreements, including a $45 million upfront payment received from Novartis during the current fiscal year, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $1.9 million in the three months ended March 31, 2011, to $2.2 million from $243,000 in the three months ended March 31, 2010. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing  operations which also includes raw material.

Research and development expense for the three months ended March 31, 2011 increased $3.7 million to $15.8 million from $12.1 million for the three months ended March 31, 2010. The increase was primarily due to (i) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period; (ii) increased clinical trial costs due primarily to higher patient enrollment and increased site management costs driven from expanded sites; and (iii) increased salaries and related expenses due primarily to additional headcount.  The number of our research and development personnel increased to 197 as of March 31, 2011 compared to 178 at March 31, 2010.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2011	2010
Research	$3,925	$3,541
Preclinical and Clinical Testing	4,198	3,360
Process and Product Development	1,773	1,544
Manufacturing Operations	5,867	3,646
Total Research and Development Expense	$15,763	$12,091

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended March 31, 2011 increased $384,000 compared to the three months ended March 31, 2010. This increase is primarily the result of an increase in salaries and related expenses and an increase in contract service expense related to research studies conducted during the current period.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2011 increased $838,000 to $4.2 million compared to $3.4 million for the three months ended March 31, 2010. This increase is primarily the result of an increase in clinical trial costs in several ongoing trials and an increase in salaries and related expenses.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2011, total development expenses increased $229,000 compared to the three months ended March 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2011, manufacturing operations expense increased $2.2 million to $5.9 million compared to $3.7 million in the same period last year. The increase in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily the result of (i) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period; (ii) an increase in antibody development and supply expense; (iii) an increase in raw materials used in production due to increased manufacturing activity; (iv) an increase in contract service expense; and (v) an increase in salaries and related expenses.  Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 increased $1.1 million to $4.6 million compared to $3.5 million for the three months ended March 31, 2010. This increase is primarily due to an increase in patent expenses, an increase in consulting fees and an increase in salaries and related expenses.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended March 31,
Other Income (Expense), net	2011	2010
Interest Income	$56	$31
Other Income (Expense), net	43	(34)
Total Other Income (Expense), net	$99	$(3)

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2011 and 2010 was $43,000 and $(34,000), respectively. During the three months ended March 31, 2011 and 2010, we recorded net gains (losses) on forward contracts of $43,000 and $(64,000), respectively. We recorded $30,000 in foreign currency translation gains related to obligations with non-U.S. dollar-based suppliers during the three months ended March 31, 2010. No similar gains or losses were recorded during the current nine-month period.

Comparison of Nine Months ended March 31, 2011 and 2010

Revenues

Our total revenues for the nine months ended March 31, 2011 and 2010 were $12.8 million and $9.5 million, respectively. The $3.3 million increase in revenues in the nine months ended March 31, 2011 from the same period in the prior year is attributable to an increase in research and development revenue and clinical materials reimbursement revenue, partially offset by a decrease in license and milestone fees, all of which are discussed below.

Research and development support was $5.7 million for the nine months ended March 31, 2011 compared with $3.9 million for the nine months ended March 31, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The increase in research and development support fees in the current period compared to the prior year period is primarily due to revenues earned under our development and collaboration agreements with Amgen and Novartis. Also included in research and development support revenue are development fees charged for reimbursement of our direct and overhead costs incurred in producing and delivering research-grade materials to our collaborators and for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of development fees we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2011	2010
Collaborative Partner:
Amgen	$3,332	$2,152
Bayer Schering Pharma	415	83
Biogen Idec	—	184
Biotest	606	949
Genentech	3	396
Novartis	844	—
sanofi-aventis	124	106
Other	366	—
Total	$5,690	$3,870

Revenues from license and milestone fees for the nine months ended March 31, 2011 decreased $390,000 to $3.5 million compared to the same period ended March 31, 2010. Included in license and milestone fees for the nine months ended March 31, 2011 was a $1.0 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with sanofi-aventis. Included in license and milestone fees for the nine months ended March 31, 2010 were a $1.0 million and a $500,000 preclinical milestone earned pursuant to our collaboration agreements with Bayer Schering Pharma and sanofi-aventis, respectively. Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2011	2010
Collaborative Partner:
Amgen	$823	$504
Bayer Schering Pharma	462	1,462
Biogen Idec	28	135
Biotest	97	117
Centocor	48	92
Genentech	—	38
sanofi-aventis	2,076	1,576
Total	$3,534	$3,924

Clinical materials reimbursement increased $1.9 million in the nine months ended March 31, 2011, to $3.6 million from $1.7 million in the nine months ended March 31, 2010. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2011 increased $8.7 million to $45.2 million from $36.5 million for the nine months ended March 31, 2010. The increase was primarily due to (i) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period; (ii) increased antibody development and supply expense due to timing of supply requirements and increased development work; (iii) increased salaries and related expenses due primarily to additional headcount; (iv) increased clinical trial costs due primarily to higher patient enrollment and increased site management costs driven from expanded sites; and (v) increased contract service expense.  Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

Our research and development expenses are listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2011	2010
Research	$11,156	$10,649
Preclinical and Clinical Testing	11,871	9,572
Process and Product Development	5,363	4,473
Manufacturing Operations	16,802	11,796
Total Research and Development Expense	$45,192	$36,490

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the nine months ended March 31, 2011 increased $507,000 compared to the nine months ended March 31, 2010. This increase is primarily the result of an increase in salaries and related expenses and an increase in contract service expense related to research studies conducted during the current period.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2011 increased $2.3 million to $11.9 million compared to $9.6 million for the nine months ended March 31, 2010. This increase is primarily the result of an increase in clinical trial costs and an increase in salaries and related expenses.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2011, total development expenses increased $890,000 compared to the nine months ended March 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2011, manufacturing operations expense increased $5.0 million to $16.8 million compared to $11.8 million in the same period last year. The increase in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 is primarily the result of (i) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period; (ii) an increase in antibody development and supply expense; (iii) an increase in raw materials used in production due to increased manufacturing activity; (iv) an increase in consulting fees; and (v) an increase in salaries and related expenses.  Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2011 increased $677,000 to $11.6 million compared to $10.9 million for the nine months ended March 31, 2010. This increase is primarily due to an increase in patent expenses and an increase in salaries and related expenses.

Other Income (Expense), net

Other income (expense), net for the nine months ended March 31, 2011 and 2010 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other Income, net	2011	2010
Interest Income	$160	$134
Net Realized Gains on Investments	341	—
Other Income (Expense), net	1,369	(12)
Total Other Income, net	$1,870	$122

Net Realized Gains on Investments

During the nine months ended March 31, 2011, we sold the remaining marketable securities held in our investment portfolio at June 30, 2010, resulting in a net realized gain of $341,000. There were no realized gains or losses recognized in the nine months ended March 31, 2010.

Other Income (Expense), net

Other income (expense), net for the nine months ended March 31, 2011 and 2010 was $1.4 million and $(12,000) respectively. During the nine months ended March 31, 2011 and 2010, we recorded net gains (losses) on forward contracts of $197,000 and $(98,000), respectively. We recorded $(51,000) and $91,000 in foreign currency translation (losses) gains related to obligations with non-U.S. dollar-based suppliers during the nine months ended March 31, 2011 and 2010, respectively. In addition, during the nine months ended March 31, 2011, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	June 30,
	2011	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$115,813	$110,298
Working capital	111,713	103,296
Shareholders’ equity	64,823	102,048

	Nine Months Ended March 31,
	2011	2010
	(In thousands)
Cash provided by (used for) operating activities	$5,943	$(30,867)
Cash used for investing activities	(199)	(448)
Cash provided by financing activities	913	2,708

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestone payments and research funding. As of March 31, 2011, we had approximately $115.8 million in cash and marketable securities. Net cash provided by (used for) operations was $5.9 million and $(30.9) million for the nine months ended March 31, 2011 and 2010, respectively. The significant decrease in cash used was driven principally by the $45 million upfront payment received from Novartis upon execution of an agreement during the current period. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash used for investing activities was $199,000 and $448,000 for the nine months ended March 31, 2011 and 2010, respectively, and represents cash outflows for capital expenditures offset by cash inflows from the sales and maturities of marketable securities. Capital expenditures, primarily for the purchase of new equipment, were $1.5 million and $1.1 million for the nine-month periods ended March 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $913,000 and $2.7 million for the nine months ended March 31, 2011 and 2010, respectively, which represents proceeds from the exercise of approximately 190,000 and 468,000 stock options, respectively.

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

Recent Accounting Pronouncements

Effective July 1, 2010, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU No. 2009-13, Topic 605 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to adoption of ASU No. 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. We have elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after July 1, 2010. The adoption of ASU No. 2009-13 did not have a material impact on our financial position or results of operations for the nine-month period ended March 31, 2011 nor is it expected to in future periods.

On July 1, 2010, we adopted ASU No. 2010-17, “Revenue Recognition — Milestone Method” which codifies a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. Because our revenue recognition policy for milestone payments is generally consistent with ASU No. 2010-17, the adoption of this standard did not have a material effect on our consolidated financial position or results of operations and cash flows for the nine-month period ended March 31, 2011. However, this standard may impact our accounting for any milestone payments received in future periods.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ImmunoGen, Inc.

Date: May 5, 2011	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.