Form 10-K
period 2011-06-30
IMMUNOGEN INC
filed 2011-08-29
CIK 855654

Use these links to rapidly review the document
ImmunoGen, Inc. Form 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2726691 (I.R.S. Employer Identification No.)
830 Winter Street, Waltham, MA 02451 (Address of principal executive offices, including zip code)
(781) 895-0600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2010: $623,655,861 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 24, 2011: 76,378,525 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 8, 2011 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2011 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

The Company

        We develop novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to be stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell.

        Most of the product candidates being developed by us and through our collaborations with others utilize our Targeted Antibody Payload, or TAP, technology. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. A TAP compound consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with one of our proprietary cell-killing agents attached using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Six TAP compounds and one therapeutic antibody are in clinical testing through our own programs and those of our partners, with more expected to enter the clinic going forward.

        We develop antibody-based anticancer compounds. Our most advanced wholly owned product candidate is lorvotuzumab mertansine, or IMGN901. This TAP compound is a potential treatment for small-cell lung cancer (SCLC) and other cancers that express CD56. We expect to begin Phase II clinical testing with IMGN901 for SCLC in late 2011/early 2012. Our next most advanced compound, IMGN388, is a potential treatment for solid tumors and is currently in an early stage clinical trial. We have a number of preclinical product candidates advancing towards clinical testing, and we expect to submit investigational new drug, or IND, applications for two of these—IMGN529 and IMGN853—to the US Food and Drug Administration, or FDA, in our current fiscal year ending June 30, 2012. In addition to our product programs, we continue to invest in our TAP technology, including the development of additional cytotoxic agents and engineered linkers, to maintain a leadership position in our field.

        Part of our business model is to establish collaborations with other companies in order to provide us with cash and revenue short term and potential significant value long term. Collaborations also help expand the utilization of our TAP technology. Amgen, Bayer HealthCare, Biotest, Novartis, Roche and Sanofi have certain rights to use our TAP technology to development anticancer therapies and have product candidates in clinical or preclinical testing. The most advanced TAP compound, trastuzumab emtansine or T-DM1, is in Phase III clinical testing by Roche.

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

Product Candidates

        The following table summarizes the status for compounds in development by us and our collaborators. All of these compounds employ our TAP technology except for SAR650984, which is a therapeutic antibody. The results in early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that each of our or our collaborators' product candidates will advance or will demonstrate the level of safety and efficacy necessary to obtain regulatory approval.

Product Candidate	Development Stage	Collaborative Partner, if any
Late-Stage Compound in Development by ImmmunoGen Collaborator
Trastuzumab emtansine (T-DM1)	For HER2+ breast cancer: • 2nd-line use for metastatic disease—Phase III • 1st-line use for metastatic disease—Phase III • Adjuvant/neoadjuvant use—Phase II	Roche
Earlier-Stage Compounds in Development by ImmunoGen
Lorvotuzumab mertansine (IMGN901)	For CD56+ cancers: • Small-cell lung cancer—Phase I/II • Merkel cell carcinoma—Phase I • Multiple myeloma—Phase I
IMGN388	For solid tumors—Phase I	Johnson & Johnson has opt-in rights
IMGN529	For CD37+ B-cell malignancies including non-Hodgkin's lymphoma—Pre-IND
IMGN853	For cancers that overexpress folate receptor 1 including ovarian cancer—Preclinical
Other	Other TAP compounds for solid and/or liquid tumors—Preclinical/research
Earlier-Stage Compounds in Development by ImmunoGen Collaborators
SAR3419	For CD19+ B-cell malignancies including non-Hodgkin's lymphoma—Phase I	Sanofi
SAR650984	For CD38+ hematological malignancies—Phase I	Sanofi
SAR566658	For DS6+ solid tumors—Phase I	Sanofi
BT-062	For multiple myeloma—Phase I	Biotest; ImmunoGen has opt-in rights
BAY 94-9343	For mesothelin-expressing cancers—IND submitted	Bayer HealthCare
Other	Other TAP compounds for solid and/or liquid tumors—Pre-IND/preclinical/research	Multiple

Trastuzumab Emtansine (T-DM1)

        The most advanced compound in development using our TAP technology is trastuzumab emtansine, which is also known as T-DM1. T-DM1 consists of trastuzumab, which is the active component of Roche's marketed anticancer compound Herceptin®, with one of our cell-killing agents attached using one of our engineered linkers. T-DM1 is in global development by Roche under a license established in 2000 between us and Genentech, a member of the Roche Group.

        Second-line use—In February 2009, Roche began a Phase III trial, EMILIA, to assess T-DM1 for second-line treatment of HER2+ metastatic breast cancer, or MBC. EMILIA compares T-DM1 used alone to Tykerb® (lapatinib) used together with Xeloda® (capecitabine), which is standard second-line treatment for this cancer. EMILIA has two co-primary endpoints: progression-free survival, or PFS, and overall survival. Roche expects to have mature PFS data from EMILIA in 2012. If these data are favorable, it intends to apply in 2012 for accelerated marketing approval in the United States and for full approval in Europe of T-DM1 for second-line treatment of HER2+ MBC. Roche expects to have mature overall survival data from EMILIA approximately eighteen months after it has mature PFS data and to use these data to convert accelerated marketing approval in the United States to full approval.

        First-line use—In July 2010, Roche began a Phase III trial, MARIANNE, to assess T-DM1 for first-line treatment of HER2+ MBC. MARIANNE compares T-DM1 used alone to T-DM1 used together with Roche's pertuzumab antibody and to Herceptin used together with a taxane. If results from MARIANNE are favorable, Roche expects to apply in 2014 for marketing approval of T-DM1 for first-line use in the United States and Europe.

        For early stage breast cancer—In October 2010, Roche began a 135-patient Phase II trial to assess the safety of T-DM1 when used after anthracycline-based chemotherapy as adjuvant or neoadjuvant therapy for patients with early stage HER2+ breast cancer.

        Preclinical studies have been conducted and published which explore the effectiveness of T-DM1 for the treatment of HER2+ gastric cancer.

        We believe that T-DM1 has the potential to be a valuable new therapeutic for the treatment of patients with HER2+ cancer. Under our agreement with Roche, through its Genentech unit, we are entitled to receive royalties on T-DM1 sales, if any, as well as certain progress-related milestone payments.

Lorvotuzumab mertansine (IMGN901)

        Our most advanced wholly owned compound is lorvotuzumab mertansine, which we also call IMGN901. IMGN901 targets CD56, which is found on small-cell lung cancer, or SCLC, Merkel cell carcinoma, or MCC, multiple myeloma, ovarian cancers, carcinoid tumors, and other cancers of neuroendocrine origin. In early clinical testing, IMGN901 has demonstrated evidence of activity when used alone to treat CD56+ cancers—including SCLC, MCC, and multiple myeloma—that had recurred after treatment with approved anticancer drugs.

        We believe the best development path for IMGN901 is as a treatment for newly diagnosed SCLC. As we gain additional data, we also intend to continue to assess MCC as a registration pathway for IMGN901. SCLC and MCC have a number of similarities in morphology, clinical course, and methods of treatment. For example, both newly diagnosed metastatic SCLC and newly diagnosed metastatic MCC are typically treated with etoposide plus carboplatin (E/C), enabling information we obtain assessing IMGN901 with E/C in order to advance IMGN901 for SCLC to also enable us to advance it for MCC if appropriate. We believe the clinical experience we have obtained with IMGN901 in the treatment of multiple myeloma contributes to the value of IMGN901, but do not view multiple myeloma to currently be a registration pathway for the compound.

        In late 2010 we initiated a clinical trial, Study 007, to assess IMGN901 used in combination with E/C to treat newly diagnosed metastatic SCLC. This trial has Phase I and Phase II sections:

  Phase I—This part is designed to establish the dose of IMGN901 to be used with E/C in the Phase II part. Patients with any type of solid tumor normally treated with E/C are eligible for enrollment, and alternative doses of IMGN901 used with E/C are assessed.

  Phase II—Once the Phase II dose is established, the trial will be expanded. We intend to have approximately 20 clinical centers across four countries enrolling patients into the Phase II leg of Study 007. Patient enrollment will be limited to individuals with newly diagnosed metastatic SCLC. Patients enrolled will be randomized to receive either E/C—current standard care for this cancer—or E/C plus IMGN901, with two patients randomized to the E/C plus IMGN901 group for every one patient randomized to the E/C alone group. The trial is designed to assess whether the addition of IMGN901 to E/C meaningfully improves patient outcomes. An interim analysis focused on progression-free survival is planned after enrollment of the first 60 patients. The full Phase II trial is designed to include 120 patients.

IMGN388

        IMGN388 is a potential new treatment for solid tumors currently in Phase I clinical testing. This TAP compound was originally created by a division of Johnson & Johnson, which has retained certain opt-in rights on the compound. IMGN388 targets a protein, av integrin, found on many types of solid tumors. This protein also occurs on vascular endothelial cells in the process of forming new blood vessels, a process that needs to occur for a solid tumor to grow. We began Phase I testing assessing IMGN388 dosed every three weeks and reported those findings. Based on the pharmacokinetic information obtained with that dosing schedule, we are now evaluating a more frequent dosing schedule for IMGN388.

IMGN529

        We created IMGN529 as a next generation therapy for non-Hodgkin's lymphoma, or NHL, and for chronic lymphocytic lymphoma, or CLL. We expect to submit the IND for this product candidate in September 2011.

        IMGN529 targets CD37, which has an expression profile similar to that of CD20, the target of Rituxan®, on NHL subtypes. In preclinical testing, the antibody component of IMGN529 demonstrates pronounced anticancer activity and was found to be at least as effective as Rituxan at killing B-cell cancer cells. In preclinical testing, the antibody retained its anticancer properties after attachment of our potent cell-killing agent and was found to be even more effective at killing cancer cells. We believe IMGN529 is a highly differentiated product candidate for NHL and CLL because it combines the actions of our potent cell-killing agent with the anticancer activity of its antibody component.

IMGN853

        We expect to submit an IND to the FDA for this TAP compound in early 2012. IMGN853 targets folate receptor 1, or FOLR1, which is over expressed on many cases of ovarian cancer and also on other types of solid tumors including non-small cell lung cancer. IMGN853 consists of a FOLR1-targeting antibody with one of our potent cell-killing agents attached using one of the new engineered linkers we developed for cancers with multi-drug resistance.

Other

        We have additional TAP compounds in various stages of preclinical development. We also continue to conduct research and engage in discussions with various third parties to identify new targeting antibodies and other agents and to further expand our portfolio of potent cell-killing agents and our portfolio of engineered linkers.

Compounds in Development by Our Partners

        In addition to T-DM1, a number of other compounds are in clinical testing through our collaborations with other companies.

SAR3419

        We created the SAR3419 TAP compound, including its antibody component, and licensed it to Sanofi from our preclinical pipeline as part of a broader collaboration. SAR3419 targets CD19 and is a potential new treatment for B-cell malignancies including NHL. SAR3419 has demonstrated encouraging activity and tolerability in Phase I clinical testing, and Sanofi expects to begin Phase II clinical testing with the compound in the second half of 2011 in Diffuse Large B-cell Lymphoma, a type of NHL, and in Acute Lymphoblastic Leukemia. Sanofi also retained us to develop a commercial-scale manufacturing process for SAR3419. We have completed and transferred this process.

SAR650984 and SAR566658

        These compounds also were licensed to Sanofi as part of a broader collaboration. SAR650984 is a CD38-targeting therapeutic antibody for hematological malignancies. SAR566658 is a TAP compound for DS6-expressing solid tumors, including ovarian cancers. Sanofi advanced both of these product candidates into Phase I testing in 2010.

BT-062 and BAY 94-9343

        These two TAP compounds are in development by Biotest and Bayer HealthCare Pharmaceuticals, respectively. Encouraging early stage clinical data have been reported for BT-062. Bayer submitted the IND for BAY 94-9343 to the FDA in June 2011.

        We expect two additional TAP compounds to advance into clinical testing during our current fiscal year ending June 30, 2012 through our collaborative partners.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society estimates that approximately 1.6 million new cases of cancer will be diagnosed in the U.S. in 2011 and that approximately 572,000 people will die from cancer. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time and because patients often receive a number of drug regimens sequentially.

        Trastuzumab emtansine—Based on American Cancer Society and Roche estimates, we believe approximately 47,000-56,000 new cases of HER2+ breast cancer will be diagnosed in 2011. These include diagnoses for both localized disease and advanced, or metastatic, disease. The first approvals of T-DM1 are expected to be for advanced disease. Roche has estimated the 2nd-line and later patient population in the U.S. to be approximately 13,700 patients.

        IMGN901—We are assessing this compound for the treatment of CD56+ solid tumors, including small-cell lung cancer and Merkel cell carcinoma, as well as the liquid tumor, multiple myeloma. Based on our own studies and scientific literature, we believe that CD56 is expressed on approximately 100% of small-cell lung cancer and Merkel cell carcinoma cases and 70% of multiple myeloma cases. Based on American Cancer Society estimates and other sources, we believe that approximately 31,000 new cases of small-cell lung cancer will be diagnosed in the U.S. in 2011. Based on American Cancer Society estimates, we also believe that approximately 21,000 new cases of multiple myeloma will be diagnosed in the U.S. in 2011. Based on other published data, we believe approximately 1,500–1,900 new cases of Merkel cell carcinoma will be diagnosed in the U.S. in 2011.

        We are assessing our IMGN388 compound for the treatment of solid tumors. Cancers of particular interest include melanoma, lung, breast, and ovarian cancers. Based on American Cancer Society estimates, we believe approximately 546,000 new cases of these cancers will be diagnosed in the U.S. in 2011.

Out-licenses and Collaborations

        We selectively out-license restricted access to our TAP technology to other companies to provide us with cash to fund our own product programs and to expand the utilization of our technology. These agreements typically provide the licensee with rights to use our TAP technology with any of its antibodies and apply them to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner's request. We are also reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Our principal out-licenses and collaborative agreements are described below.

Roche

        In May 2000, we granted Roche, through its Genentech unit, an exclusive license to our maytansinoid TAP technology for use with antibodies that target HER2, such as trastuzumab. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies or other proteins that target HER2. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. We are reimbursed for any preclinical and clinical materials that we manufacture under the agreement. We received a $2 million non-refundable payment from Roche upon execution of the agreement. We also are entitled to receive up to $44 million in milestone payments from Roche under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Roche began Phase III evaluation of T-DM1 in February 2009, which triggered a $6.5 million milestone payment to us. Through June 30, 2011, we have received a total of $13.5 million in milestone payments.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use our maytansinoid TAP technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses we received a $1 million license fee and are entitled to receive up to $38 million in milestone payments and also royalties on the sales of any resulting products. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. Roche no longer has the right to take additional licenses under the right-to-test agreement. We received non-refundable technology access fees totaling $5 million for the eight-year term of the agreement.

Amgen

        In September 2000, we entered into a ten-year right-to-test agreement with Abgenix, Inc., which was later acquired by Amgen. The agreement provides Amgen with the right to test our maytansinoid TAP technology with antibodies to a defined number of targets on either an exclusive and non-exclusive basis for specified option periods and to take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed-upon terms. We received a $5 million technology access fee in September 2000. Under the agreement, in September 2009 and November 2009, we entered into two development and license agreements with Amgen and received a $1 million upfront payment with each license taken. In addition to the $1 million upfront payment, we are entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the right-to-test agreement, as well as royalties on the commercial sales of any resulting products. In September 2010, we granted Amgen a combination of exclusive and non-exclusive options to test our TAP technology with antibodies to specific antigen targets. For each option taken, Amgen paid us a nominal fee. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in the September 2000 agreement. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets for the options granted will remain in effect for the remainder of the respective option periods.

Sanofi

        In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides Sanofi with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of therapeutics to these targets. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and other earlier-stage compounds that have yet to be disclosed.

        The collaboration agreement entitles us to receive milestone payments potentially totaling $21.5 million for each therapeutic now included in the collaboration agreement. Through June 30, 2011, we have earned a total of $5 million in milestone payments related to the three product candidates noted above and a target not yet disclosed. We also earned an aggregate of $8 million of milestone payments related to two product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets.

        The agreement also entitles us to royalties on the commercial sales of any resulting products if and when such sales commence. Sanofi is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. We are reimbursed for any preclinical and clinical materials that we make under the agreement. The collaboration agreement also provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow Sanofi to terminate our co-promotion rights if there is a change of control of our company.

        As part of this agreement, Sanofi paid us an upfront fee of $12.0 million in August 2003. Inclusive of all of its allowed extensions, the agreement enabled us to receive committed research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. We recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. We earned $81.5 million of committed funding over the duration of the research program and are now compensated for research performed for Sanofi on a mutually agreed-upon basis.

        In October 2006, Sanofi licensed non-exclusive rights to use our proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. This license provides Sanofi with the non-exclusive right to use our proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing us with written notice prior to expiration of the then-current license term. Under the terms of the license, we received a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, we are entitled to receive milestone payments potentially totaling $4.5 million for each antibody humanized under this agreement and also royalties on commercial sales, if any.

        In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to our TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets based on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of Sanofi. We received $500,000 in December 2006 with the signing of the option agreement and we received $3.5 million with the exercise of this option in August 2008. The agreement has a three-year term from the date of the exercise of the option and can be renewed by Sanofi for one additional three-year term by payment of a $2 million fee by August 31, 2011.

Biotest

        In July 2006, we granted Biotest an exclusive license to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds directed to the target CD138. We received a $1 million upfront payment upon execution of the license. In September 2008, Biotest began Phase I evaluation of BT-062, which was created under this license. This event triggered a $500,000 milestone payment to us. Assuming all benchmarks are met under this agreement, we could receive up to $35.5 million in milestone payments. We are also entitled to receive royalties on net sales of any resulting products. We receive payments for manufacturing any preclinical and clinical materials made at the request of Biotest.

        The license agreement also provides us with the right to elect, at specific stages during the clinical evaluation of any compound created under this agreement, to participate in the U.S. development and commercialization of that compound in lieu of receiving royalties on U.S. sales and the milestone payments not yet earned. We can exercise this right by making a payment to Biotest of an agreed-upon fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the U.S. along with the profit, if any, from U.S. product sales.

Bayer HealthCare

        In October 2008, we granted Bayer HealthCare an exclusive license to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds directed to mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the license, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the net sales of any resulting products. In June 2011, Bayer HealthCare filed an

IND with the FDA which triggered a $2 million payment to us. Through June 30, 2011, we have received a total of $3 million in milestone payments. We also are entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer HealthCare as well as for any related process development activities.

Novartis

        In October 2010, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis) that initially provides Novartis with a research license to test our TAP technology with Novartis' antibodies and an option to take exclusive development and commercialization licenses to use our TAP technology to develop therapeutic products for a specified number of individual antigen targets. The initial term of the research license is for three years and it may be extended by Novartis for up to two one year periods by the payment of additional consideration. The terms of the agreement also require Novartis to exercise its option for the development and commercialization licenses by the end of the research term. We received a $45 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, we are entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. We also are entitled to receive payments for manufacturing preclinical and clinical materials at the request of Novartis as well as for research and development activities performed on behalf of Novartis. Novartis is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

In-Licenses

        From time to time we may in-license certain rights to targets or technologies for use in conjunction with our internal efforts to develop TAP compounds and related technologies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Janssen Biotech

        In December 2004, we entered into a development and license agreement with a predecessor to Janssen Biotech (formerly known as Centocor Ortho Biotech), a wholly owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Janssen was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that consist of our maytansinoid cell-killing agent attached to an av integrin-targeting antibody that was developed by Janssen. Under the terms of the agreement, we received an upfront payment of $1 million upon execution of the agreement.

        In December 2007, we licensed from Janssen Biotech the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of our maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above. Janssen Biotech has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Janssen Biotech not exercise this right, Janssen Biotech would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Janssen Biotech exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Janssen Biotech any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party payments. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third-party, half of which was paid by ImmunoGen. As of June 30, 2011, the maximum amount that may be payable in the future to such third-parties under this agreement is $11 million.

Other Licenses

        We also have licenses with third parties, including other companies and academic institutions, to gain access to techniques and materials for drug discovery and product development and the rights to use those techniques and materials to make our product candidates. These licenses include rights to certain antibodies.

Patents, Trademarks and Trade Secrets

        Our intellectual property strategy centers on obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2011, our patent portfolio had a total of 415 issued patents worldwide and 420 pending patent applications worldwide that we own or license from third parties. We seek to protect our TAP technology and our product candidates through a multi-pronged approach. In this regard, we have patents and patent applications covering antibodies and other cell-binding agents, linkers, maytansinoid and other cell-killing agents, and complete antibody-drug conjugates, or immunoconjugates, comprising these components and methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various aspects of each product candidate.

        We consider our maytansinoid technology to be a key component of our overall corporate strategy. We currently own 26 issued U.S. patents covering various embodiments of our maytansinoid technology including claims directed to certain maytansinoids, antibody-maytansinoid conjugates and other cell-binding agents used with maytansinoids, and methods of making and using the same. In all cases, we have received or are applying for comparable patents in other jurisdictions including Europe and Japan. We have issued patents that cover numerous aspects of the manufacture of both our DM1 and DM4 cell-killing agents. These issued patents remain in force until various times between 2020 and 2026. We also have several composition of matter patents covering various aspects of our DM4 cell-killing agent and antibody-maytansinoid conjugates incorporating DM4 that are expected to remain in force until 2024-2025.

        Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, immunoconjugate formulations and the use of specific antibodies and immunoconjugates to treat certain diseases. In this regard, we have issued patents and pending patent applications related to many of our linker technologies. These issued patents, expiring in 2021-2023, and any patents which may issue from the patent applications, cover antibody-maytansinoid conjugates using these linkers. We also have issued U.S. patents and pending patent applications covering methods of assembling immunoconjugates from their constituent antibody, linker and cell-killing agent moieties. These issued patents will expire in 2021-2026, while any patents that may issue from pending patent applications also covering various aspects of these technologies will, if issued, expire between 2021 and 2032. We also have issued patents and pending patent applications related to monoclonal antibodies that may be a component of a TAP compound or may be developed as a therapeutic, or "naked," antibody anticancer compound. Among these patents is an issued U.S. patent claiming a method of humanizing murine antibodies to avoid their detection by the human immune system. We have received patents in other jurisdictions, including Europe and Japan, that correspond to our antibody humanization U.S. patent. These patents will expire between 2013 and 2014.

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

        As described elsewhere in this annual report on Form 10-K under the heading "In-Licenses—Janssen Biotech," we have in-licensed certain technology from Janssen Biotech in connection with the development of our IMGN388 product candidate. In addition, we have in-licensed intellectual property relating to our IMGN901 product candidate from Dana-Farber Cancer Institute. We do not believe that the terms of this license are material to our business or prospects.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche and Bristol Myers Squibb have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

        Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase I:  The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

  •
  Phase II:  This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase III:  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

U.S. Review and Approval Processes

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

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

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

Biologics Price Competition and Innovation Act of 2009

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for two types of "generic" biologics—biosimilars and interchangeable biologic products, and provides for a twelve-year exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric studies are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

        An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

        In November 2010, the FDA held a 2-day public hearing on the approval pathway for biosimilar and interchangeable biological products. It has not yet issued any guidance on how the law will be implemented, but senior officials at FDA have indicated that the guidance will be available by the end of 2011.

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

        The FDA granted Orphan Drug designation to our lorvotuzumab mertansine compound when used for the treatment of Merkel cell carcinoma (MCC), small-cell lung cancer (SCLC) and multiple myeloma (MM). Orphan drug designation provides ImmunoGen with seven years of market exclusivity that begins once lorvotuzumab mertansine receives FDA marketing approval for the use for which the orphan drug status was granted. Also, through a separate process, lorvotuzumab mertansine has been granted orphan medicinal product designation for the treatment of MCC, SCLC and MM in the European Union. Orphan medicinal product designation provides ImmunoGen with ten years of market exclusivity that begins once lorvotuzumab mertansine receives European approval for the use for which it was granted. We may pursue these designations for other indications for lorvotuzumab mertansine, and for other product candidates intended for qualifying patient populations.

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

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, gave the FDA enhanced postmarket authority, including the authority to require postmarket studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. Failure to comply with any requirements under FDAAA may result in significant penalties, and it authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements. In addition, it expands the clinical trial registry so that sponsors of all clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank, including summary adverse effect information. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

        In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of foreign countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place and the time may be longer or shorter than that required for FDA approval.

        Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes, orphan drugs and products containing a new active substance intended for treatment of specific conditions/illnesses including cancer, provides for the grant of a single marketing authorization that is valid for all European Union member states. If a drug does not fall within a mandatory category, it may still be submitted to the centralized procedure if it contains a new active substance and constitutes a significant therapeutic, scientific or technical innovation. Other new drugs without approval in any Member State, will follow the decentralized procedure which provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State's assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

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

        It is not clear what effect the MMA has had on the prices paid for currently approved drugs and the pricing options for future approved drugs. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Research and Development Spending

        During each of the three years ended June 30, 2011, 2010 and 2009, we spent approximately $63.5 million, $50.3 million and $45.9 million, respectively, on research and development activities.

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

Employees

        As of June 30, 2011, we had 248 full-time employees, of whom 208 were engaged in research and development activities. Ninety-seven research and development employees hold post-graduate degrees, of which 48 hold Ph.D. degrees and four hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin® is a registered trademark of Genentech. Xeloda® is a registered trademark of Hoffman-La Roche Inc. Tykerb® is a registered trademark of the GlaxoSmithKline group. Rituxan® is a registered trademark of Biogen Idec Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2011, we had an accumulated deficit of $430.6 million. For the years ended June 30, 2011, 2010, and 2009, we generated losses of $58.3 million, $50.9 million and $31.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our or our collaborators' product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future payments from our existing collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements through fiscal 2014. However, we may need additional financing sooner due to a number of factors including:

  •
  if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals;

  •
  lower revenues than expected under our collaboration agreements; or

  •
  acquisition of technologies and other business opportunities that require financial commitments.

        We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures through fiscal year 2014. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources.

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

        Our TAP technology yields novel product candidates for the treatment of cancer. To date, no TAP product candidate has obtained regulatory approval and the most advanced TAP product candidate is in Phase III clinical testing. Our TAP product candidates and/or our collaborators' TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only two compounds that are a conjugate of an antibody and a cytotoxic small molecule that have obtained approval by the FDA and are based on technology similar to our TAP technology. One of these products was later taken off the market by its owner due to toxicity concerns. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

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

        We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborative partners to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborative partners in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. To date, we have recorded $13.5 million in milestone payments with the advancement of T-DM1. Our agreement with Roche, through its Genentech unit, entitles us to receive up to $44 million in milestone payments and also royalties on commercial sales, if any. Failure of Roche to continue to advance T-DM1 would have an adverse effect on our financial outlook. Also, if consolidation trends in the healthcare industry continue, the number of our potential collaborators could decrease, which could have an adverse impact on our development efforts. If a present or future collaborator of ours were to be involved in a business combination, the collaborator's continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If our collaborative partners' requirements for clinical materials to be manufactured by us are significantly lower than we have estimated, our financial results and condition could be adversely affected.

        We procure certain components of finished conjugate, including DM1, DM4, and linker, on behalf of several of our collaborators. In order to meet our commitments to our collaborative partners, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborative partners. If our collaborative partners do not require as much clinical material as we have contracted to produce and we are unable to use these materials for our own products, we may not be able to recover our investment in these components and we may suffer significant losses. Collaborators have discontinued development of product candidates in the past and in the periods subsequent to these discontinuations, we had significantly reduced demand for conjugated material which adversely impacted our financial results.

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

        We rely on a third-party supplier to manufacture materials used to make TAP compounds. Our cell-killing agents DM1 and DM4, collectively DMx, are manufactured from a precursor, ansamitocin P3. As part of preparing to produce TAP compounds for later-stage clinical trials and commercialization, we currently use a single supplier, Societá Italiana Corticosteroidi S.r.l., that converts ansamitocin P3 to DMx. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations, preclinical studies and clinical trials of our product candidates and our collaborators' product candidates, which could negatively affect our business.

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

        The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche and Bristol-Meyers Squibb. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

        In recent years, policymakers have also proposed reforming U.S. patent laws and regulations. For example, in March and June 2011, the House and Senate passed their respective versions of patent reform legislation. The House and Senate must now reconcile the two bills before presenting a final bill to the President for signature into U.S. law. Although the final bill has not yet been agreed-upon by the House and Senate, in general, the proposed legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first-inventor-to-file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. While we cannot predict what form any new patent reform laws or regulations ultimately may take, final legislation could introduce new substantive rules and procedures for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business and prospects.

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

Any inability to license proprietary technologies or processes from third parties which we use in connection with the development and manufacture of our product candidates may impair our business.

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

        Pursuant to shelf registration statements filed with the Securities and Exchange Commission, in fiscal 2011, we sold 7,800,000 shares of our common stock at $12.00 per share in a public offering resulting in gross proceeds of $93.6 million; in fiscal 2010, we sold 10,350,000 shares of our common stock at $8.00 per share in a public offering resulting in gross proceeds of $82.8 million; and in fiscal 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million. Additionally, in fiscal 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

  •
  uncertainties as to the extent of reimbursement for the costs of our potential products and related treatments by government and private health insurers and other organizations; the potential adverse impact of government- directed health care reform; and

  •
  the risk of product liability claims; and economic conditions, both generally and those specifically related to the biotechnology industry.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 89,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The initial term of the 830 Winter Street lease expires on March 31, 2020, with an option for us to extend the lease for two additional five-year terms. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. We also lease approximately 43,850 square feet of space in Norwood, MA, which serves as our conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2018, with an option for us to extend the lease for an additional five-year term.

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

        Daniel M. Junius, age 59, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since 2009. Prior to that he served as our President and Chief Operating Officer and Acting Chief Financial Officer from July 2008 to December 2008, as our Executive Vice President and Chief Financial Officer from 2006 to July 2008, and as our Senior Vice President and Chief Financial Officer from 2005 to 2006. Prior to joining ImmunoGen in 2005, he served as Executive Vice President and Chief Financial Officer of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 2002 to 2004, and as Senior Vice President and Chief Financial Officer of NEBS from 1998 to 2002. Mr. Junius holds a Masters of Management from Northwestern University's Kellogg School of Management.

        John M. Lambert, Ph.D., age 60, joined ImmunoGen in 1987, and has served as our Executive Vice President, Research and Development and Chief Scientific Officer since July 2008. Prior to that he served as our Senior Vice President, Research and Development and Chief Scientific Officer from early 2008 to July 2008, as our Senior Vice President, Pharmaceutical Development, from 2000 to early 2008, as our Vice President, Research and Development, from 1994 to 2000, and as our Senior Director of Research from 1987 to 1994. Prior to joining ImmunoGen, Dr. Lambert was an assistant professor at Harvard Medical School working at the Dana-Farber Cancer Institute. Dr. Lambert holds a Ph.D. in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        James J. O'Leary, MD, age 47, joined ImmunoGen in 2008, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, Dr. O'Leary served as Senior Medical Director Clinical Oncology of Bayer Corporation, a pharmaceutical company, from 2006 to 2008. Prior to that, he served as Medical Director Clinical Oncology of Pfizer Global Research and Development, a pharmaceutical company, from 2003 to 2006, and as Assistant Medical Director Clinical Oncology of Pfizer from 2000 to 2003. Prior to that, he served as a Medical Reviewer, Division of Oncology Drug Products at the U.S. Food and Drug Administration from 1998 to 2000. Dr. O'Leary has a Doctor of Medicine degree from the State University of New York—Health Science Center at Brooklyn.

        Gregory D. Perry, age 51, joined ImmunoGen in 2009, and has served as our Executive Vice President and Chief Financial Officer since April 2011. Prior to that, he served as our Senior Vice President and Chief Financial Officer from 2009 to April 2011. Prior to joining ImmunoGen, he served as Chief Financial Officer of Elixir Pharmaceuticals, Inc., a pharmaceutical company, from 2007 to 2008. Prior to that, he served as Chief Financial Officer for Domantis Ltd., a biopharmaceutical company, in 2006, and as Senior Vice President, Finance and Chief Financial Officer of Transkaryotic Therapies, Inc., a biopharmaceutical company, from 2003 to 2005.

        Peter J. Williams, age 57, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date. Prior to joining ImmunoGen, he served as a Senior Director of Business Development at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from 2006 to August 2009. Prior to that, he served as Vice President of Business Development of Link Medicine Corporation, a drug development company, from 2005 to 2006. Prior to that, he acted as an independent business development consultant from 2003 to 2006. Prior to that, he served as a Senior Director of Business Development at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2003.

        Theresa G. Wingrove, Ph.D., age 53, joined ImmunoGen in January 2011, and has served as our Vice President, Regulatory Affairs since that date. Prior to joining ImmunoGen, she served as Vice President, Regulatory and Clinical Affairs, at Histogenics, Inc., a medical device company, from 2006 to January 2011. Prior to that, she served as Senior Director, Regulatory and Clinical Affairs, at MediSpectra, Inc., a medical device company, from 2000 to 2006. Prior to that, she served in various regulatory and clinical management capacities at Infusaid Inc., a subsidiary of Pfizer Inc., a pharmaceutical company, from 1988 to 1999. Dr. Wingrove holds a Ph.D. in biochemical toxicology from the University of Rochester School of Medicine and Dentistry, and completed her postdoctoral work at the University of Rochester Medical Center.

        Craig Barrows, age 56, joined ImmunoGen in 2007, and has served as our Vice President, General Counsel and Secretary since that date. Prior to joining ImmunoGen, he served as Vice President and General Counsel of Mercury Computer Systems, Inc., a manufacturer of high-performance digital signal and image processing systems, from 2005 to 2007. Prior to that, he served as Vice President, General Counsel and Secretary of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 1999 to 2004, and as General Counsel and Secretary of NEBS from 1998 to 1999.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$9.78	$4.96	$10.13	$6.88
Second Quarter	$10.01	$6.06	$9.55	$6.44
Third Quarter	$9.95	$8.06	$8.34	$6.25
Fourth Quarter	$14.10	$8.87	$10.90	$7.69

        As of August 11, 2011, the closing price per share of our common stock was $10.58, as reported by NASDAQ, and we had approximately 478 holders of record of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,491	$6.70	4,506
Equity compensation plans not approved by security holders	—	—	—

Total	6,491	$6.70	4,506

(1)
These plans consist of the Restated Stock Option Plan and the 2006 Employee, Director and Consultant Equity Incentive Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Stock Price Performance Graph

        The graph and table below compare the annual percentage change in our cumulative total shareholder return on our common stock for the period from June 30, 2006 through June 30, 2011 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the total cumulative return of the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index during such period. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph for the NASDAQ Pharmaceutical Stocks Total Return Index and the NASDAQ Stock Market Index (U.S.) was prepared by the Center for Research in Security Prices, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	2006	2007	2008	2009	2010	2011
IMMUNOGEN, INC.	$100.00	$177.32	$97.76	$275.37	$296.13	$389.51
NASDAQ STOCK MARKET INDEX (U.S.)	$100.00	$119.20	$104.24	$67.19	$83.27	$111.02
NASDAQ PHARMACEUTICAL STOCKS TOTAL RETURN INDEX *	$100.00	$108.85	$108.47	$106.00	$109.35	$142.01

*
This index represents a group of peer issuers compiled by the Center for Research in Security Prices.

        The above graph and table assume $100 invested on June 30, 2006 with all dividends reinvested, in each of our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index. Upon written request by any shareholder, we will promptly provide a list of the companies comprising the NASDAQ Pharmaceutical Stocks Total Return Index.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2011. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Total revenues	$19,305	$13,943	$27,988	$40,249	$38,212
Total operating expenses	79,493	65,178	59,804	74,361	60,438
Other income (expense), net	1,914	58	(221)	2,119	3,274
(Benefit) provision for income taxes	—	(265)	(100)	27	35

Net loss	$(58,274)	$(50,912)	$(31,937)	$(32,020)	$(18,987)

Basic and diluted net loss per common share	$(0.85)	$(0.87)	$(0.63)	$(0.75)	$(0.45)

Basic and diluted weighted average common shares outstanding	68,919	58,845	51,068	42,969	41,759

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$191,206	$110,298	$71,125	$47,871	$59,700
Total assets	217,641	137,208	100,704	83,338	80,421
Shareholders' equity	139,969	102,048	66,857	55,299	58,401

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

        We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner's request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners include Amgen, Bayer HealthCare, Biotest, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements can be found in this Form 10-K under Item 1. Business.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2011, we had approximately $191.2 million in cash and cash equivalents compared to $110.3 million in cash, cash equivalents and marketable securities as of June 30, 2010.

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

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, inventory and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

        We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our TAP technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, and (iv) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of ASC Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASU No. 2010-17, "Revenue Recognition—Milestone Method," in accounting for these agreements. Effective July 1, 2010, we adopted ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements", which amends ASC Topic 605-25. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2011, we had the following three types of agreements with the parties identified below:

  •
  Exclusive development and commercialization licenses to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

    Amgen (two single-target licenses)

    Bayer HealthCare (one single-target license)

    Biotest (one single-target license)

    Roche, through its Genentech unit (five single target licenses)

    Sanofi (license to multiple individual targets)

  •
  Option/research agreement for a defined period of time to secure development and commercialization licenses to use our TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

    Amgen

    Sanofi

    Novartis

  •
  Non-exclusive license to our humanization technology:

    Sanofi

        There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to us.

  Exclusive Licenses

        The deliverables under an exclusive license agreement generally include the exclusive license to our TAP technology, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

        Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator's request, provide research services which are reimbursed at a contractually determined rate, (ii) at the collaborator's request, manufacture and provide to them preclinical and clinical materials which are reimbursed at our cost, or, in some cases, cost plus a margin, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on our intellectual property rights. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements. We do not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, we cannot predict when we will recognize revenues in connection with any of the foregoing.

        In determining the units of accounting, management evaluates whether the exclusive license has standalone value, from the undelivered elements, to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If we can conclude that the license has stand alone value and therefore will be accounted for as a separate unit of accounting,we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our TAP technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

        Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Our employees are generally available to assist our collaborators during the development of their products. We generally estimate this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

        Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include rights to future technological improvements, research services and the manufacture of preclinical and clinical materials.

        We recognize revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. We recognize revenue related to the rights to future technological improvements over the estimated period that the rights will be in force.

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

        We may also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, we are reimbursed for certain of our direct and overhead costs of producing these materials or providing these services. We record the amounts received for the preclinical materials produced or services performed as a component of research and development support revenue. We also develop conjugation processes for materials for later stage testing and commercialization for certain collaborators. We are reimbursed for certain of our direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support revenue.

        Our license agreements have milestone fees which generally meet the criteria of ASU No. 2010-17 "Revenue Recognition—Milestone Method," and accordingly, revenue is recognized when such milestones are achieved.

  Broad Option Agreements

        The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to our TAP technology is considered substantive, we defer upfront payments received from these agreements and recognize this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and we grant a single target development and commercialization license to the collaborator, we account for any license fee as we would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, we would recognize any remaining deferred option fee or exercise fee as we would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. We recognize revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

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

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal years 2011 and 2010, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $1.7 million and $900,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. We also recorded $28,000 to write down certain raw material inventory to its net realizable value, which is also included in research and development expense for the year ended June 30, 2010. No similar costs were recorded during the year ended June 30, 2009. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators' projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2011, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2011, 2010 and 2009 was $5.5 million, $4.2 million and $4.0 million, respectively. During fiscal year 2009, we recorded approximately $843,000 of stock compensation cost related to the modification of certain outstanding common stock options in accordance with our former Chief Executive Officer's succession plan.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2011 were $19.3 million compared with $13.9 million and $28.0 million for the years ended June 30, 2010 and 2009, respectively. The $5.4 million increase in revenues in fiscal year 2011 from fiscal year 2010 is attributable to higher revenues from research and development support, license and milestone fees and clinical materials reimbursement, as discussed below. The $14.1 million decrease in revenues in fiscal year 2010 from fiscal year 2009 is attributable to all revenue categories, as discussed below.

        Research and development support was $7.3 million for the year ended June 30, 2011, $5.4 million for the year ended June 30, 2010, and $7.6 million for the year ended June 30, 2009. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2011, 2010 and 2009 is included in the following table (in thousands):

	Year Ended June 30,
Research and Development Support	2011	2010	2009
Collaborative Partner:
Amgen	$3,971	$3,470	$8
Bayer HealthCare	452	96	227
Biogen Idec	2	186	621
Biotest	896	1,041	1,361
Roche	3	424	238
Novartis	1,338	—	—
Sanofi	144	148	4,861
Other	450	—	250

Total	$7,256	$5,365	$7,566

        Revenue from license and milestone fees for the year ended June 30, 2011 increased approximately $695,000 to $6.4 million from $5.7 million in the year ended June 30, 2010. Revenue from license and milestone fees for the year ended June 30, 2009 was $15.1 million. Included in license and milestone fees for the year ended June 30, 2011 were a $1.0 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 by Sanofi and a $2.0 million milestone payment related to the IND filing of BAY 94-9343 by Bayer HealthCare. Included in license and milestone fees for the year ended June 30, 2010 were $1 million and $500,000 of preclinical milestones earned pursuant to our agreements with Bayer HealthCare and Sanofi, respectively, as well as a $1 million milestone related to the initiation of Phase I clinical testing of SAR650984 by Sanofi. Included in license and milestone fees for the year ended June 30, 2009 was a $6.5 million milestone related to the initiation of Phase III clinical testing of trastuzumab emtansine, or T-DM1, by Roche, a $4 million milestone related to the initiation of Phase II clinical testing of AVE1642 by Sanofi and a $500,000 milestone related to the initiation of Phase I clinical testing of BT-062 by Biotest. Also during the year ended June 30, 2009, Millennium Pharmaceuticals and Boehringer Ingelheim agreed to terminate their licenses with us that were no longer being used to develop products and as a result, we recognized as license and milestone fees $361,000 and $486,000, respectively, of upfront fees previously deferred. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2011, 2010 and 2009 is included in the following table (in thousands):

	Year Ended June 30,
License and Milestone Fees	2011	2010	2009
Collaborative Partner:
Amgen	$1,123	$689	$511
Bayer HealthCare	2,615	1,616	410
Biogen Idec	28	157	228
Biotest	130	149	669
Boehringer Ingelheim	—	—	486
Janssen Biotech	62	114	138
Roche	—	38	6,651
Millennium	—	—	361
Sanofi	2,435	2,935	5,663

Total	$6,393	$5,698	$15,117

        Deferred revenue of $53.9 million at June 30, 2011 represents payments received from our collaborators pursuant to our license agreements, including a $45 million upfront payment received from Novartis during the current fiscal year, which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials reimbursement increased by approximately $2.8 million to $5.7 million in the year ended June 30, 2011 compared to $2.9 million in the year ended June 30, 2010. We earned clinical materials reimbursement of $5.3 million during the year ended June 30, 2009. During the years ended June 30, 2011, 2010 and 2009, we shipped clinical materials in support of a number of our collaborators' clinical trials, as well as preclinical materials in support of certain collaborators' development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. The increase in clinical materials reimbursement in fiscal year 2011 as compared to fiscal year 2010 is primarily due to greater clinical material shipped in support of one of our collaborator's trials due to advancement of the trial, as well as shipments of preclinical and clinical material to a certain collaborator for future, planned clinical testing. The decrease in clinical materials reimbursement in fiscal year 2010 as compared to fiscal year 2009 is primarily related to less clinical material shipped in support of two of our collaborators' trials due to various factors, including the dosage schedule and speed of enrollment within the trials. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  activities pursuant to our development and license agreements with various collaborators;

  •
  activities related to the process, preclinical and clinical development of our internal product candidates;

  •
  process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

  •
  development activities with contract manufacturers for the antibody component of our internal product candidates, and DM1, DM4 and their precursor, ansamitocin P3;

  •
  production costs for the supply of antibody for our internal product candidates;

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

        Research and development expense for the year ended June 30, 2011 increased $13.2 million to $63.5 million from $50.3 million for the year ended June 30, 2010. Research and development expense was $45.9 million for the year ended June 30, 2009. Research and development salaries and related expenses increased by $3.6 million in the year ended June 30, 2011 compared to the year ended June 30, 2010 and increased by $1.8 million in the year ended June 30, 2010 compared to the year ended June 30, 2009. The average number of our research personnel increased to 192 for the year ended June 30, 2011 compared to 176 for the year ended June 30, 2010. We had an average of 175 for the year ended June 30, 2009. Included in salaries and related expenses for the year ended June 30, 2011 is $3.3 million of stock compensation costs compared to $2.7 million and $1.7 million of stock compensation costs for fiscal years 2010 and 2009, respectively. The higher stock compensation costs in fiscal years 2011 and 2010 are driven by higher stock prices and increases in the number of annual options granted. Clinical trial costs increased $2.1 million during fiscal year 2011 compared to fiscal year 2010 and increased $1.1 million in fiscal year 2010 compared to fiscal year 2009 due primarily to higher patient enrollment and increased site management costs driven from expanded sites. Additionally, antibody development and supply expense increased $2.6 million during fiscal year 2011 compared to fiscal year 2010 and increased $644,000 in fiscal year 2010 compared to fiscal year 2009 due to the advancement of our internal programs and timing of supply requirements.

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

        We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development Expense	2011	2010	2009
Research	$15,208	$14,200	$13,965
Preclinical and Clinical Testing	16,884	12,892	9,762
Process and Product Development	7,238	5,959	6,037
Manufacturing Operations	24,123	17,229	16,140

Total Research and Development Expense	$63,453	$50,280	$45,904

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $1.0 million to $15.2 million in fiscal year 2011 from fiscal year 2010 and $235,000 to $14.2 million in fiscal year 2010 from fiscal year 2009. The increase in fiscal 2011 was principally due to an increase in salaries and related expenses and an increase in contract service expense related to research studies conducted during the year. The increase in fiscal year 2010 was principally the result of an increase in stock compensation costs.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $4.0 million to $16.9 million in fiscal year 2011 from fiscal 2010 and $3.1 million to $12.9 million in fiscal year 2010 from fiscal year 2009. The increase in fiscal year 2011 was primarily the result of an increase in clinical trial costs and an increase in salaries and related expenses. The increase in fiscal year 2010 was primarily the result of an increase in clinical trial costs, an increase in consulting fees for regulatory assistance and preclinical studies conducted, and an increase in salaries and related expenses due to the addition of two executive officers and higher salary levels.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $1.2 million to $7.2 million in fiscal year 2011 from fiscal year 2010 and expenses decreased $78,000 to $6.0 million in fiscal year 2010 from fiscal year 2009. The increase in fiscal year 2011 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators' preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense increased $6.9 million to $24.1 million in fiscal year 2011 from fiscal year 2010 and $1.1 million to $17.2 million in fiscal year 2010 from fiscal year 2009. The increase in fiscal year 2011 was primarily the result of (i) an increase in cost of clinical materials reimbursed for clinical materials shipped to partners during the current period and amounts of DMx written off as excess; (ii) an increase in antibody development and supply expense; (iii) an increase in raw materials used in production due to increased manufacturing activity; (iv) an increase in contract service expense; and (v) an increase in salaries and related expenses. Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased. The increase in fiscal year 2010 was primarily the result of (i) a decrease in overhead utilization from the manufacture of clinical materials on behalf of our collaborators; (ii) an increase in antibody supply and development expenses; and (iii) an increase in stock compensation costs. Partially offsetting these increases, contract service expense decreased and cost of clinical materials reimbursed decreased.

        Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $3.7 million in fiscal year 2011, $1.1 million in fiscal year 2010, and $503,000 in fiscal year 2009. The process of antibody production is lengthy as is the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2011 increased $1.1 million to $16.0 million from $14.9 million for the year ended June 30, 2010. General and administrative expenses for the year ended June 30, 2009 were $13.9 million. The increase in fiscal year 2011 as compared to fiscal year 2010 was primarily due to an increase in patent expenses and an increase in salaries and related expenses, partially offset by a decrease in other general corporate expenses. The increase in fiscal year 2010 as compared to fiscal year 2009 was primarily due to an increase in patent expenses, an increase in consulting fees, an increase in directors' fees and an increase in other general corporate expenses, partially offset by a decrease in salaries and related expenses. During fiscal year 2009, the Company recognized a total of $1.6 million in stock compensation expense and other compensation costs related to our former Chief Executive Officer's succession plan and the termination of an executive.

Investment Income, net

        Investment income for the years ended June 30, 2011, 2010 and 2009 was $218,000, $176,000 and $583,000, respectively. The decrease in investment income in fiscal years 2011 and 2010 from fiscal year 2009 is primarily the result of lower yields on investments reflecting lower market rates.

Other-than-Temporary Impairment

        During the year ended June 30, 2009, we recognized $516,000 in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. No similar charges were recognized during the years ended June 30, 2011 and 2010.

Other Income (Expense), net

        Other income (expense), net for the years ended June 30, 2011, 2010 and 2009 was $1.7 million, $(118,000) and ($288,000), respectively. Net realized gains (losses) on investments were $341,000 and ($33,000), for the years ended June 30, 2011 and 2009, respectively. There were no gains or losses recognized during the year ended June 30, 2010. During the years ended June 30, 2011, 2010 and 2009, we recorded net gains (losses) on foreign currency forward contracts of $189,000, $(219,000) and $(234,000), respectively. We incurred $(57,000), $104,000, and $(29,000) in foreign currency exchange (losses) and gains related to obligations with non-U.S. dollar-based suppliers during the years ended June 30, 2011, 2010 and 2009, respectively. In addition, during fiscal year 2011, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

Liquidity and Capital Resources

	June 30,
	2011	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$191,206	$110,298
Working capital	186,959	103,296
Shareholders' equity	139,969	102,048
Cash used for operating activities	(7,989)	(40,584)
Cash used for investing activities	(660)	(882)
Cash provided by financing activities	90,699	80,983

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of June 30, 2011, we had approximately $191.2 million in cash, cash equivalents and marketable securities. Net cash used for operations was $8.0 million, $40.6 million and $13.3 million during the years ended June 30, 2011, 2010 and 2009, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. Cash used in operations in fiscal 2011 benefited from the $45 million upfront payment received from Novartis in October 2010 with the establishment of a technology access collaboration between the companies.

        Net cash (used for) provided by investing activities was $(660,000), $(882,000) and $12.0 million for the years ended June 30, 2011, 2010 and 2009, respectively, and substantially represents cash inflows from the sales and maturities of marketable securities partially offset by capital expenditures. Capital expenditures were $2.0 million, $1.5 million and $1.9 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Capital expenditures for the years ended June 30, 2011, 2010 and 2009 consisted primarily of laboratory equipment and computer software applications.

        Net cash provided by financing activities was $90.7 million, $81.0 million and $39.4 million for the years ended June 30, 2011, 2010 and 2009, respectively, which includes the proceeds from the exercise of 550,000, 634,000 and 416,000 stock options, respectively. Also, pursuant to public offerings, in fiscal 2011, we issued and sold 7,800,000 shares of our common stock resulting in net proceeds of $88.0 million, in fiscal 2010, we issued and sold 10,350,000 shares of our common stock resulting in net proceeds of $77.5 million and in fiscal 2009, we issued and sold 5,750,000 shares of our common stock resulting in net proceeds of $38 million.

        We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures through fiscal year 2014. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligation(1)	$46,101	$4,994	$10,055	$10,522	$20,530
Other operating lease obligations	6,378	886	1,794	1,838	1,860

Total	$52,479	$5,880	$11,849	$12,360	$22,390

(1)
Lease agreement was signed on July 27, 2007. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. We will receive approximately $2.2 million in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

        In addition to the above table, we are contractually obligated to make future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. As of June 30, 2011, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement." This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders' equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income." This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders' equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

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

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 29, 2011

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	June 30, 2011	June 30, 2010
ASSETS
Cash and cash equivalents	$191,206	$109,156
Marketable securities	—	1,142
Accounts receivable	4,668	1,795
Unbilled revenue	1,488	1,595
Inventory	480	1,242
Restricted cash	1,019	574
Prepaid and other current assets	2,664	1,614

Total current assets	201,525	117,118
Property and equipment, net of accumulated depreciation	13,409	16,326
Long-term restricted cash	2,549	3,568
Other assets	158	196

Total assets	$217,641	$137,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$3,213	$3,064
Accrued compensation	4,723	4,201
Other accrued liabilities	3,305	2,404
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	2,346	3,174

Total current liabilities	14,566	13,822
Deferred lease incentive, net of current portion	7,583	8,562
Deferred revenue, net of current portion	51,545	8,488
Other long-term liabilities	3,978	4,288

Total liabilities	77,672	35,160
Commitments and contingencies (Note H)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 76,281 and 67,931 shares as of June 30, 2011 and 2010, respectively	763	679
Additional paid-in capital	569,843	473,450
Accumulated deficit	(430,637)	(372,363)
Accumulated other comprehensive income	—	282

Total shareholders' equity	139,969	102,048

Total liabilities and shareholders' equity	$217,641	$137,208

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

	Year Ended June 30,
	2011	2010	2009
Revenues:
Research and development support	$7,256	$5,365	$7,566
License and milestone fees	6,393	5,698	15,117
Clinical materials reimbursement	5,656	2,880	5,305

Total revenues	19,305	13,943	27,988
Operating Expenses:
Research and development	63,453	50,280	45,904
General and administrative	16,040	14,898	13,900

Total operating expenses	79,493	65,178	59,804

Loss from operations	(60,188)	(51,235)	(31,816)
Investment income, net	218	176	583
Other-than-temporary impairment	—	—	(516)
Other income (expense), net	1,696	(118)	(288)

Loss before benefit for income taxes	(58,274)	(51,177)	(32,037)
Benefit for income taxes	—	(265)	(100)

Net loss	$(58,274)	$(50,912)	$(31,937)

Basic and diluted net loss per common share	$(0.85)	$(0.87)	$(0.63)

Basic and diluted weighted average common shares outstanding	68,919	58,845	51,068

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity	Comprehensive (Loss)
	Shares	Amount
Balance at June 30, 2008	50,778	$508	$344,498	$(289,568)	$(139)	$55,299
Unrealized losses on marketable securities	—	—	—	—	(15)	(15)	(15)
Cumulative effect adjustment relating to the adoption of ASC Topic 320	—	—	—	54	(54)	—	—
Net loss	—	—	—	(31,937)	—	(31,937)	(31,937)
Stock options exercised	416	4	1,310	—	—	1,314	—
Stock-based compensation expense	—	—	3,956	—	—	3,956	—
Restricted stock issued	3	—	20	—	—	20	—
Issuance of common stock in a public offering, net of issuance costs	5,750	57	37,988	—	—	38,045	—
Directors' deferred share unit compensation	—	—	175	—	—	175	—

Balance at June 30, 2009	56,947	$569	$387,947	$(321,451)	$(208)	$66,857

Comprehensive loss							$(31,952)

Unrealized gains on marketable securities	—	—	—	—	490	490	490
Net loss	—	—	—	(50,912)	—	(50,912)	(50,912)
Stock options exercised	634	6	3,455	—	—	3,461	—
Stock-based compensation expense	—	—	4,170	—	—	4,170	—
Issuance of common stock in a public offering, net of issuance costs	10,350	104	77,418	—	—	77,522	—
Directors' deferred share unit compensation	—	—	460	—	—	460	—

Balance at June 30, 2010	67,931	$679	$473,450	$(372,363)	$282	$102,048

Comprehensive loss							$(50,422)

Unrealized losses on marketable securities	—	—	—	—	(282)	(282)	(282)
Net loss	—	—	—	(58,274)	—	(58,274)	(58,274)
Stock options exercised	550	6	2,713	—	—	2,719	—
Stock-based compensation expense	—	—	5,452	—	—	5,452	—
Issuance of common stock in a public offering, net of issuance costs	7,800	78	87,902	—	—	87,980	—
Directors' deferred share unit compensation	—	—	326	—	—	326	—

Balance at June 30, 2011	76,281	$763	$569,843	$(430,637)	$—	$139,969

Comprehensive loss							$(58,556)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(58,274)	$(50,912)	$(31,937)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,937	4,838	4,995
Loss on sale/disposal of fixed assets	9	41	18
Amortization of deferred lease incentive obligation	(979)	(979)	(975)
(Gain) loss on sale of marketable securities	(341)	—	33
Other-than-temporary impairment of investments	—	—	516
(Gain) loss on forward contracts	(189)	219	234
Stock and deferred share unit compensation	5,778	4,640	4,235
Deferred rent	(4)	55	1,450
Change in operating assets and liabilities:
Accounts receivable	(2,873)	(49)	(1,350)
Unbilled revenue	107	(1,034)	2,911
Inventory	762	594	280
Prepaid and other current assets	(1,038)	(386)	312
Restricted cash	574	366	366
Other assets	38	(171)	13
Accounts payable	149	1,820	(167)
Accrued compensation	522	61	2,976
Other accrued liabilities	604	1,393	(2,871)
Deferred revenue	42,229	(1,080)	4,877
Proceeds from landlord for tenant improvements	—	—	750

Net cash used for operating activities	(7,989)	(40,584)	(13,334)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	1,201	834	14,227
Purchases of marketable securities	—	—	(25)
Purchases of property and equipment, net	(2,029)	(1,534)	(1,896)
Proceeds (payments) from settlement of forward contracts	168	(182)	(311)

Net cash (used for) provided by investing activities	(660)	(882)	11,995

Cash flows from financing activities:
Proceeds from stock options exercised	2,719	3,462	1,314
Proceeds from common stock issuance, net	87,980	77,521	38,045

Net cash provided by financing activities	90,699	80,983	39,359

Net change in cash and cash equivalents	82,050	39,517	38,020
Cash and cash equivalents, beginning of period	109,156	69,639	31,619

Cash and cash equivalents, end of period	$191,206	$109,156	$69,639

Supplemental disclosure:
Cash paid for income taxes	$1	$1	$1

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $58.3 million during the fiscal year ended June 30, 2011, and has an accumulated deficit of approximately $430.6 million as of June 30, 2011. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company believes that its existing cash and cash equivalents as of June 30, 2011, excluding any future milestone payments, royalties and research and development funding that the Company expects to receive under its existing collaborations, will be sufficient to allow it to fund its current operating plan through fiscal 2013.

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

  Subsequent Events

        The Company has evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements. Effective July 2011, Biogen Idec

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

terminated its exclusive license to the Company's TAP technology to develop and commercialize therapeutic compounds to the target Cripto. As a result of the termination, in July 2011 the Company recognized the remaining $270,000 of the $1 million upfront fee received from Biogen Idec upon execution of the license which had been previously deferred.

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company's TAP technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, and (iv) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASU No. 2010-17, "Revenue Recognition—Milestone Method," in accounting for these agreements. Effective July 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-13, "Multiple-Deliverable Revenue Arrangements", which amends FASB ASC Topic 605-25. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2011, the Company had the following three types of agreements with the parties identified below:

  •
  Exclusive development and commercialization licenses to use the Company's TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (exclusive licenses):

    Amgen (two single-target licenses)

    Bayer HealthCare (one single-target license)

    Biotest (one single-target license)

    Roche, through its Genentech unit (five single-target licenses)

    Sanofi (license to multiple individual targets)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

  •
  Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company's TAP technology to develop anticancer compounds to a limited number of targets on established terms (broad option agreement):

    Amgen

    Sanofi

    Novartis

  •
  Non-exclusive license to the Company's humanization technology:

    Sanofi

        There are no performance, cancellation, termination or refund provisions in any of our arrangements that contain material financial consequences to the Company.

  Exclusive Licenses

        The deliverables under an exclusive license agreement generally include the exclusive license to the Company's TAP technology, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

        Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator's request, provide research services which are reimbursed at a contractually determined rate, (ii) at the collaborator's request, manufacture and provide to them preclinical and clinical materials which are reimbursed at the Company's cost, or, in some cases, cost plus a margin, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company's intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

        In determining the units of accounting, management evaluates whether the exclusive license has standalone value, from the undelivered elements, to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If the Company concludes that the license has stand alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company's previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company's TAP technology, the Company's pricing practices and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company's collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

        Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company's employees are generally available to assist its collaborators during the development of their products. The Company generally estimates this development phase to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

        Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include rights to future technological improvements, research services and the manufacture of preclinical and clinical materials.

        The Company recognizes revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. The Company recognizes revenue related to the rights to future technological improvements over the estimated period that the rights will be in force.

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

        The Company may also produce research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. Generally, the Company is reimbursed for certain of its direct and overhead costs of producing these materials or providing these services. The Company records the amounts received for the preclinical materials produced or services performed as a component of research and development support revenue. The Company also develops

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is reimbursed for certain of its direct and overhead costs and may receive milestone payments for developing these processes which are recorded as a component of research and development support revenue.

        The Company's license agreements have milestone fees which generally meet the criteria of ASU No. 2010-17, "Revenue Recognition—Milestone Method," and accordingly, revenue is recognized when such milestones are achieved.

  Broad Option Agreements

        The accounting for broad option agreements is dependent on the nature of the option granted to the collaborative partner. For broad option agreements where the option to secure a development and commercialization license to the Company's TAP technology is considered substantive, the Company defers upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take an option for a development and commercialization license. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and the Company grants a single target development and commercialization license to the collaborator, the Company accounts for any license fee as it would an upfront payment on a single target license, as discussed above. Upon exercise of an option to acquire a development and commercialization license, the Company would also recognize any remaining deferred option fee or exercise fee as it would an upfront payment on a single target license as discussed above. In the event a broad option/research agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. The Company recognizes revenue related to research activities as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.

        For broad option agreements where the option to secure a development and commercialization license to the Company's TAP technology is not considered substantive, the Company accounts for any fees received as it would an upfront payment on a single target license, as discussed above.

        The Company does not directly control when any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

  Non-exclusive License

        The Company received up-front payments related to the non-exclusive license of the Company's humanization technology and has deferred these payments, and is recognizing the revenue over the term of the agreement.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

  Inventory

        Inventory costs primarily relate to clinical trial materials being manufactured for sale to the Company's collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis. Inventory at June 30, 2011 and 2010 is $480,000 and $1.2 million, respectively, and consists entirely of raw materials inventory.

        Raw materials inventory consists entirely of DM1 or DM4, our proprietary cell-killing agents, which are included in all Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing with our collaborators. All raw materials inventory is currently procured from a single supplier.

        Inventory cost is stated net of write-downs of $2.0 million and $939,000 as of June 30, 2011 and June 30, 2010, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

        Due to yield fluctuations, the actual amount of raw materials that will be produced in future periods under third-party supply agreements is highly uncertain. As such, the amount of raw materials produced could be more than is required to support the development of the Company's collaborators' product candidates. Such excess supply, as determined under the Company's inventory reserve policy, is charged to research and development expense.

        The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of collaborator anticipated or on-going clinical trials for which the Company is producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators' actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is required by contract to reimburse the Company the full cost of the conjugate and any agreed margin thereon, even if the collaborator subsequently cancels the manufacturing run.

        The Company capitalizes raw material as inventory upon receipt and accounts for the raw material inventory as follows:

  a)
  to the extent that the Company has up to twelve months of firm, fixed orders and/or projections from its collaborators, the Company capitalizes the value of raw materials that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

  b)
  the Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

    establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense; and

  c)
  the Company also considers any other external factors and information of which it becomes aware and assesses the impact of such factors or information on the net realizable value of the raw material inventory at each reporting period.

        During fiscal years 2011 and 2010, the Company obtained additional amounts of DMx from its supplier which yielded more material than would be required by the Company's collaborators over the next twelve months and as a result, the Company recorded $1.7 million and $900,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. The Company also recorded $28,000 as research and development expense to write down certain raw material inventory to its net realizable value in fiscal 2010. No similar costs were recorded during the year ended June 30, 2009. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2011 and 2010 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

  Restricted Cash

        Restricted cash at June 30, 2011 and 2010 are cash balances securing irrevocable letters of credit required for the Company to receive value added tax reimbursements related to payments to foreign vendors for activities performed and as security deposits for the Company's leased facilities.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Accrued contract payments	$684	$324
Accrued clinical trial costs	1,068	537
Accrued professional services	652	709
Accrued employee benefits	277	233
Accrued public reporting charges	78	111
Other current accrued liabilities	546	490

Total	$3,305	$2,404

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

  Research and Development Expenses

        The Company's research and development expenses are charged to expense as incurred and relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of its own and, in certain instances, its collaborators' product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations. Payments made by the Company in advance for research and development services not yet provided and/or materials not yet delivered and accepted are recorded as prepaid expenses and are included in the accompanying Consolidated Balance Sheets as prepaid and other current assets.

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

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company's cash equivalents consist principally of U.S. Government treasury bills with original maturities of less than three months and a money market fund with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. The Company held no marketable securities as of June 30, 2011. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net gains (losses) on forward

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

contracts for the years ended June 30, 2011, 2010 and 2009 were $189,000, ($219,000) and ($234,000), respectively, and are included in the accompanying Consolidated Statement of Operations as other income (expense), net. As of June 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.1 million), all maturing on or before September 9, 2012. As of June 30, 2010, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.3 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash Equivalents

        Cash equivalents consist principally of money market funds and U.S. Government treasury bills with original maturities of three months or less at the date of purchase.

  Marketable Securities

        The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as a component of other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in investment income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are included in other income (expense), net. Charges for the impairment of available-for-sale securities that were determined to be other-than-temporary and related to a credit loss are included in the accompanying Consolidated Statement of Operations as other-than-temporary impairment. The cost of securities sold is based on the specific identification method.

  Other-than-Temporary Impairments

        In April 2009, the Company implemented a newly issued accounting standard which provides guidance for the recognition, measurement and presentation of other-than-temporary impairments. Under this standard, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, only the amount associated with the credit loss is recognized in net income (loss). The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). As a result of the adoption, in fiscal 2009, $54,000 of previously recognized other-than-temporary impairment charges was reclassified to other comprehensive income (loss) as a cumulative effect adjustment.

        The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, which exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive income (loss).

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

        As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$194,774	$194,774	$—	$—

	$194,774	$194,774	$—	$—

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

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $9,000, $41,000

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

and $18,000 of losses on the sale/disposal of certain furniture and equipment during the years ended June 30, 2011, 2010, and 2009, respectively.

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

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	June 30,
	2011	2010	2009
Options outstanding to purchase common stock	6,491	6,065	5,529
Common stock equivalents under treasury stock method	1,901	1,853	848

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-based Compensation

        As of June 30, 2011, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. On November 16, 2010, the Company's shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock authorized for issuance thereunder by 4,000,000. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

        The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation." Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company's stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2011	2010	2009
Dividend	None	None	None
Volatility	58.81%	59.90%	63.11%
Risk-free interest rate	2.43%	3.19%	2.40%
Expected life (years)	7.2	7.0	7.2

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2011, 2010 and 2009 were $5.51, $5.83, and $2.73 per share, respectively.

        Stock compensation expense related to stock options granted under the 2006 Plan was $5.5 million, $4.2 million and $4.0 million during the fiscal years ended June 30, 2011, 2010, and 2009, respectively. During the year ended June 30, 2009, the Company recorded approximately $843,000 of stock-based compensation expense related to certain stock options previously granted to the former Chief Executive Officer of the Company that were modified in accordance with the succession plan approved by the Company's Board of Directors in September 2008. No similar charges were recorded during the years ended June 30, 2011 and 2010.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity under the Plan as of June 30, 2011, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2010	6,065	$7.09
Granted	1,679	$9.11
Exercised	(550)	$4.94
Forfeited/Canceled	(703)	$17.20

Outstanding at June 30, 2011	6,491	$6.70	6.61	$35,644

Outstanding at June 30, 2011—vested or unvested and expected to vest	5,847	$6.91	6.40	$32,576

Exercisable at June 30, 2011	3,834	$5.25	5.17	$26,597

        As of June 30, 2011, the estimated fair value of unvested employee awards was $6.6 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

        A summary of option activity for shares vested during the fiscal years ended June 30, 2011, 2010 and 2009 is presented below (in thousands):

	Year Ended June 30,
	2011	2010	2009
Total fair value of shares vested	$3,427	$2,410	$2,838
Total intrinsic value of options exercised	3,467	1,888	920
Cash received for exercise of stock options	2,719	3,462	1,314

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the period and unrealized gains and losses on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2011, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segment Reporting, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

B.    Summary of Significant Accounting Policies (Continued)

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2011, 2010 and 2009 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2011	2010	2009
Amgen	41%	32%	2%
Sanofi	23%	28%	45%
Bayer HealthCare	17%	15%	2%
Biogen Idec	1%	13%	7%
Biotest	9%	9%	13%
Roche	—%	3%	26%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2011, 2010 and 2009.

  Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement." This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders' equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income." This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders' equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements

Significant Collaborative Agreements

  Roche

        In May 2000, the Company granted Roche, through its Genentech unit, an exclusive license to the Company's maytansinoid TAP technology for use with antibodies or other proteins that target HER2, such as trastuzumab. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company is reimbursed for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non-refundable payment from Roche upon execution of the agreement. The Company is also entitled to up to $44 million in milestone payments from Roche under this agreement, as amended in May 2006, in addition to royalties on the net sales of any resulting products. Roche began Phase II evaluation of T-DM1 in July 2007 and the Company earned and recognized a $5 million milestone payment with this event. Roche began Phase III evaluation of T-DM1 in February 2009 and the Company earned and recognized a $6.5 million milestone payment with this event. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2009. Through June 30, 2011, the Company has received and recognized $13.5 million in milestone payments related to T-DM1. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, these milestones were deemed substantive.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company's maytansinoid TAP technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to $38 million in milestone payments and also royalties on the sales of any resulting products. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. Roche no longer has the right to take additional licenses under the right-to-test agreement. The Company received non-refundable technology access fees totaling $5 million for the eight-year term of the agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

  Amgen

        In September 2000, the Company entered into a ten-year right-to-test agreement with Abgenix, Inc., which was later acquired by Amgen. The agreement provides Amgen with the right to test the Company's maytansinoid TAP technology with antibodies to a defined number of targets on either an exclusive and non-exclusive basis for specified option periods and to take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop products for individual targets on agreed-upon terms. The Company received a $5 million technology access fee in September 2000. Under the agreement, in September 2009 and November 2009, the Company entered into two development and license agreements with Amgen and received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of substantial involvement. In addition to the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

$1 million upfront payment, the Company is entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the right-to-test agreement, as well as royalties on the commercial sales of any resulting products. In September 2010, the Company granted Amgen a combination of exclusive and non-exclusive options to test our TAP technology with antibodies to specific antigen targets. For each option taken, Amgen paid us a nominal fee. These options provide Amgen with the right to take a license for each of these targets, during the time period allowed, on the license terms established in the September 2000 agreement. Amgen no longer has the right to designate new targets under this agreement, although the option periods with respect to the designated targets for the options granted will remain in effect for the remainder of the respective option periods.

  Sanofi

        In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based anticancer therapeutics.

        The agreement provides Sanofi with worldwide commercialization rights to new anticancer therapeutics developed to targets that were included in the collaboration, including the right to use the Company's TAP technology and humanization technology in the creation of therapeutics to these targets. The product candidates (targets) as of June 30, 2011 in the collaboration include SAR3419 (CD19), SAR566658 (DS6, also known as CA6), SAR650984 (CD38) and other earlier-stage compounds that have yet to be disclosed.

        The collaboration agreement entitles the Company to receive milestone payments potentially totaling $21.5 million for each therapeutic now included in the collaboration agreement. Through June 30, 2011, the Company has earned and recognized a total of $5 million in milestone payments related to the three product candidates noted above and a target not yet disclosed, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the year ended June 30, 2011. The Company also earned and recognized an aggregate of $8 million of milestone payments related to two product candidates previously in the collaboration that have been returned to the Company along with the rights to the respective targets. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these products, these milestones were deemed substantive.

        The agreement also entitles the Company to royalties on the commercial sales of any resulting products if and when such sales commence. Sanofi is responsible for the cost of the development, manufacturing and marketing of any products created through the collaboration. The Company is reimbursed for any preclinical and clinical materials that it makes under the agreement. The collaboration agreement also provides the Company an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow Sanofi to terminate the Company's co-promotion rights if there is a change of control of the company.

        As part of this agreement, Sanofi paid the Company an upfront fee of $12 million in August 2003. Inclusive of all of its allowed extensions, the agreement enabled the Company to receive committed

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

research funding totaling $79.3 million over the five years of the research collaboration. The two companies subsequently agreed to extend the date of research funding through October 31, 2008 to enable completion of previously agreed-upon research. The Company recorded the research funding as it was earned based upon its actual resources utilized in the collaboration. The Company earned $81.5 million of committed funding over the duration of the research program, of which $2.7 million was recognized during fiscal year 2009. The Company is now compensated for research performed for Sanofi on a mutually agreed-upon basis.

        In October 2006, Sanofi licensed non-exclusive rights to use the Company's proprietary resurfacing technology to humanize antibodies to targets not included in the collaboration, including antibodies for non-cancer applications. This license provides Sanofi with the non-exclusive right to use the Company's proprietary humanization technology through August 31, 2011 with the right to extend for one or more additional periods of three years each by providing the Company with written notice prior to expiration of the then-current license term. Under the terms of the license, the Company is entitled to a $1 million license fee, half of which was paid upon contract signing and the second half was paid in August 2008, and in addition, the Company is entitled to receive milestone payments potentially totaling $4.5 million for each antibody humanized under this agreement and also royalties on commercial sales, if any.

        In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to ImmunoGen's TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, the Company's maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. ImmunoGen is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. ImmunoGen also is entitled to manufacturing payments for any materials made on behalf of Sanofi. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement has a three-year term from the date of the exercise of the option and can be renewed by Sanofi for one additional three-year term by payment of a $2 million fee by August 31, 2011.

  Biotest

        In July 2006, the Company entered into a development and license agreement with Biotest AG. The agreement grants Biotest exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target CD138. The Company received a $1 million upfront payment upon execution of the agreement and could potentially receive up to $35.5 million in milestone payments, as well as royalties on the sales of any resulting products. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to the Company. This milestone is included in license and milestone fees for the fiscal year ended June 30, 2009. At the time of execution of this agreement, there was significant uncertainty as to

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, this milestone was deemed substantive.

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

  Bayer HealthCare

        In October 2008, the Company entered into a development and license agreement with Bayer HealthCare. The agreement grants Bayer HealthCare exclusive rights to use the Company's maytansinoid TAP technology to develop and commercialize therapeutic compounds to mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company is entitled to receive royalties on the sales of any resulting products. The Company also is entitled to receive payments for manufacturing any preclinical and clinical materials at the request of Bayer HealthCare as well as for any related process development activities. The Company has deferred the $4 million upfront payment and is recognizing this amount as revenue ratably over the estimated period of substantial involvement. In September 2009, Bayer HealthCare achieved a preclinical milestone which triggered a $1 million payment to the Company which is included in license and milestone fees for the fiscal year ended June 30, 2010. In June 2011, Bayer HealthCare reached a clinical milestone which triggered a $2 million payment to the Company which is included in license and milestone fees for the fiscal year ended June 30, 2011. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, these milestones were deemed substantive.

  Novartis

        In October 2010, the Company entered into an agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement initially provides Novartis with a research license to test the Company's TAP technology with Novartis' antibodies and an option to take exclusive development and commercialization licenses to use ImmunoGen's TAP technology to develop therapeutic products for a specified number of individual antigen targets. The initial term of the research license is for three years and it may be extended by Novartis for up to two one-year periods by the payment of additional consideration. The terms of the agreement also require Novartis to exercise its option for the development and commercialization licenses by the end of the research term. The Company received a $45 million upfront payment in connection with the execution of the agreement, and for each

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

development and commercialization license for an antigen target, the Company is entitled to receive milestone payments potentially totaling $200.5 million plus royalties on product sales, if any. The Company also is entitled to receive payments for manufacturing preclinical and clinical materials at the request of Novartis as well as for research and development activities performed on behalf of Novartis. Novartis is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

        In accordance with ASU No. 2009-13, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the research license, the exclusive development and commercialization licenses, rights to future technological improvements, and the research services. The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have standalone value from the development and commercialization licenses. The Company has also determined that this unit of accounting does have standalone value from the rights to future technological improvements and the research services. As a result, the rights to future technological improvements and the research services are considered separate units of accounting. The estimated selling prices for these units of accounting were determined based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company's TAP technology, the Company's pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by Novartis and the nature of the research services to be performed for Novartis and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. Of the $45 million upfront payment received from Novartis, $41.2 million has been allocated to the development and commercialization licenses and $3.8 million has been allocated to the rights to future technological improvements. The Company will recognize license revenue as each exclusive development and commercialization license is delivered pursuant to the terms of the agreement. At the time the first license is taken, the $3.8 million allocated to future technological improvements will commence amortization over the estimated life of the agreement, or 25 years. The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

        No license revenue has been recognized related to this agreement for the year ended June 30, 2011, as no exclusive development and commercialization licenses have been delivered. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at June 30, 2011.

        The adoption of ASU No. 2009-13 did not have a material impact on the timing or pattern of revenue recognition relative to the agreement nor is expected to in future periods.

  Other Collaborative Agreements

        In December 2004, the Company entered into a development and license agreement with a predecessor to Janssen Biotech (formerly known as Centocor Ortho Biotech), a wholly owned

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

subsidiary of Johnson & Johnson. Under the terms of this agreement, Janssen was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that consist of the Company's maytansinoid cell-killing agent attached to an av integrin-targeting antibody that was developed by Janssen. Under the terms of the agreement, the Company received an upfront payment of $1 million upon execution of the agreement.

        In December 2007, the Company licensed from Janssen the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of the Company's maytansinoid cell-killing agents. This license reallocates the parties' respective responsibilities and financial obligations from the license referenced above. Janssen has the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Janssen not exercise this right, Janssen would be entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen has the right to obtain a new partner for IMGN388, with certain restrictions. Should Janssen exercise its opt-in right, ImmunoGen would receive an opt-in fee and be released from its obligation to pay Janssen any milestone payments or royalties on sales. Both companies would contribute to the costs of developing the compound. The two companies would share equally any profits on the sales of the compound in the U.S. and ImmunoGen would receive royalties on any international sales. The companies have agreed to share certain third-party payments. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third-party, half of which was paid by ImmunoGen. As of June 30, 2011, the maximum amount that may be payable in the future to such third-parties under this agreement is $11 million.

        Effective July 2011, Biogen Idec terminated its exclusive license to the Company's TAP technology to develop and commercialize therapeutic compounds to the target Cripto. This license was granted pursuant to the Development and License Agreement between the Company and Biogen Idec dated October 1, 2004. As a result of the termination, during the first quarter of fiscal 2012, the Company recognized the remaining $270,000 of the $1 million upfront fee received from Biogen Idec upon execution of the license which had been previously deferred.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

C.    Agreements (Continued)

previously deferred, and is included in license and milestone fees for the fiscal year ended June 30, 2009.

D.    Marketable Securities

        As of June 30, 2011, $191.2 million in cash, U.S. Government treasury bills, and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper were classified as cash and cash equivalents.

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

        During fiscal year 2011, the Company sold the remaining marketable securities held in its investment portfolio at June 30, 2010, resulting in realized gains of $347,000 and realized losses of $(6,000). In 2010, the Company had no realized losses or gains. In 2009, the Company realized losses of $(33,000) and had no realized gains.

        As of June 30, 2010, the Company had 13 individual securities in its investment portfolio, of which four were in an unrealized loss position. The aggregate fair value of investments with unrealized losses was approximately $348,000 as of June 30, 2010, and all of which had been in an unrealized loss position for a year or more, as of June 30, 2010. See Note B Other-than-Temporary Impairments. The Company reviewed its investments with unrealized losses and determined there were no other-than-temporary impairments as of June 30, 2010.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Leasehold improvements	$25,473	$25,272
Machinery and equipment	12,622	12,083
Computer hardware and software	3,900	2,072
Furniture and fixtures	1,266	1,273
Assets under construction	374	1,235

	$43,635	$41,935
Less accumulated depreciation	(30,226)	(25,609)

Property and equipment, net	$13,409	$16,326

        Depreciation expense was approximately $4.9 million, $4.8 million and $5.0 million for the years ended June 30, 2011, 2010 and 2009, respectively.

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2011	2010	2009
Loss before income tax expense	$(58,274)	$(51,177)	$(32,037)

Expected tax benefit at 34%	$(19,813)	$(17,400)	$(10,893)
State tax benefit net of federal benefit	(1,815)	(2,002)	(677)
Increase in valuation allowance, net	16,410	11,991	1,531
Expired loss and credit carryforwards	5,610	6,858	7,924
Other	(392)	288	2,015

Benefit for income taxes	$—	$(265)	$(100)

        At June 30, 2011, the Company has net operating loss carryforwards of approximately $228.1 million available to reduce federal taxable income, if any, that expire in 2012 through 2031 and $136.3 million available to reduce state taxable income, if any, that expire in fiscal 2012 through fiscal 2031. Included in the federal and state carryforwards is $5.6 million related to deductions from the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash. The Company also has federal and state research tax credits of approximately $11.1 million available to offset federal and state income taxes, which expire beginning in fiscal 2012. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

F.    Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2011 and 2010 are as follows (in thousands):

	June 30,
	2011	2010
Net operating loss carryforwards	$82,533	$85,459
Research and development tax credit carryforwards	9,590	7,986
Property and other intangible assets	807	197
Deferred revenue	21,168	4,581
Stock-based compensation	2,308	1,510
Deferred lease incentive	3,363	3,747
Other liabilities	2,676	2,444

Total deferred tax assets	$122,445	$105,924
Valuation allowance	(122,445)	(105,924)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $16.5 million during 2011 due primarily to the greater net loss recognized during the year compared to last and deferred revenue timing differences, partially offset by the expiration of net operating loss carryforwards.

        Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credit carry forwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

F.    Income Taxes (Continued)

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

        Included in other income (expense), net for the fiscal year ended June 30, 2011 is $1.2 million of federal grant funding the Company was awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies. As of June 30, 2011, the Company had received $1.1 million of this amount and the remaining balance was received in July 2011.

G.    Capital Stock

  Sale of Common Stock

        On May 19, 2011, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the shelf registration statement, in May 2011 and June 2011, the Company issued and sold a total of 7,800,000 shares of its common stock at $12.00 per share through a public offering resulting in gross proceeds of $93.6 million.

        On April 9, 2010, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the shelf registration statement, in May 2010, the Company issued and sold 10,350,000 shares of its common stock at $8.00 per share through a public offering resulting in gross proceeds of $82.8 million.

        On July 11, 2007, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the shelf registration statement, in June 2009, the Company issued and sold 5,750,000 shares of its common stock at $7.00 per share through a public offering resulting in gross proceeds of $40.3 million.

  Common Stock Reserved

        At June 30, 2011, the Company has reserved 11.26 million shares of authorized common stock for the future issuance of shares under the 2006 Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan.

  Stock Options

        As of June 30, 2011, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2011, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 549,974 shares of common stock at prices ranging from $3.00 to $12.56 per share. The total proceeds to the Company from these option exercises were approximately $2.7 million.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

G.    Capital Stock (Continued)

        The Company has granted options at the fair market value of the common stock on the date of such grant. The following options and their respective weighted- average exercise prices per share were exercisable at June 30, 2011, 2010 and 2009:

	Exercisable (in thousands)	Weighted- Average Exercise Price
June 30, 2011	3,834	$5.25
June 30, 2010	4,011	$6.88
June 30, 2009	3,906	$7.25

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

        During the years ended June 30, 2011, 2010 and 2009, the Company recorded approximately $44,000, $10,000, and $84,000 in compensation expense, respectively, related to approximately 15,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

  2004 Non-Employee Director Compensation and Deferred Share Unit Plan

        In June 2004, the Board of Directors approved the establishment of the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan. The 2004 Director Plan provided for the compensation of Non-Employee Directors, awarding their annual retainers in the form of deferred share units, and, at their discretion, to have all or a portion of their other compensation such as meeting fees in the form of cash or deferred share units. The deferred share units for annual retainers vested one-twelfth monthly over the next year after the award; other deferred share units vested immediately upon issuance. The number of deferred share units issued was determined by the market value of the Company's common stock on the last date of the Company's fiscal year prior to the fiscal year for which services were rendered. The deferred share units were to be paid out in cash to each non-employee director based upon the market value of the Company's common stock on the date of such director's retirement from the Board of Directors of the Company. The 2004 Director Plan was administered by the Board of Directors.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

G.    Capital Stock (Continued)

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

  Compensation Policy for Non-Employee Directors

        On September 16, 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non-employee directors. The policy was amended on November 11, 2009 to provide that, whenever the Board has a non-employee Chairman in lieu of a Lead Director, the cash payment for the non-employee Chairman of the Board shall be the same as the cash compensation that would otherwise have been payable to the Lead Director. Effective November 12, 2009, non-employee directors became entitled to receive annual meeting fees and committee fees under the new policy. The new policy made changes to the equity portion of the non-employee director compensation, but left the cash portion unchanged. Effective November 11, 2009, non-employee directors became entitled to receive deferred stock units under the new policy as follows:

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

AS OF JUNE 30, 2011

G.    Capital Stock (Continued)

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

        On September 22, 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders. These options will vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 49,688 options on November 16, 2010, and the related compensation expense is included in the amounts discussed in the "Stock-based Compensation" section of footnote B above.

        Pursuant to the Compensation Policy for Non-Employee Directors and the 2004 Director Plan, as amended, the Company recorded approximately:

  •
  $326,000 in compensation expense during the year ended June 30, 2011 related to the issuance of 39,000 deferred share units and 225,000 deferred share units previously issued under the 2004 Director Plan;

  •
  $460,000 in compensation expense during the year ended June 30, 2010 related to the issuance of 42,000 deferred share units and 183,000 deferred share units previously issued under the 2004 Director Plan; and

  •
  $175,000 in compensation expense during the year ended June 30, 2009 related to the issuance of 54,000 deferred share units and 129,000 deferred share units previously issued under the 2004 Director Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

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

        At June 30, 2011, the Company also leases facilities in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

        Facilities rent expense, net of sublease income, was approximately $4.6 million, $5.4 million and $5.0 million during fiscal years 2011, 2010 and 2009, respectively.

        As of June 30, 2011, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2012	$5,880
2013	5,880
2014	5,969
2015	6,169
2016	6,191
Thereafter	22,390

Total minimum lease payments	$52,479
Total minimum rental income from subleases	(2,240)

Total minimum lease payments, net	$50,239

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

H.    Commitments and Contingencies (Continued)

  Collaborations

        The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2011, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

  Litigation

        The Company is not party to any material litigation.

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company's matching contribution is 50% of the first 6% of the eligible employees' contributions. In fiscal years 2011, 2010 and 2009, the Company's contributions to the 401(k) Plan totaled approximately $467,000, $450,000, and $429,000, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

J.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2011
	First Quarter Ended September 30, 2010	Second Quarter Ended December 31, 2010	Third Quarter Ended March 31, 2011	Fourth Quarter Ended June 30, 2011
	(In thousands, except per share data)
Revenues:
Research and development support	$1,495	$2,005	$2,190	$1,566
License and milestone fees	1,810	866	858	2,859
Clinical materials reimbursement	106	1,307	2,163	2,080

Total revenues	3,411	4,178	5,211	6,505
Expenses:
Research and development	13,425	16,004	15,763	18,261
General and administrative	3,364	3,688	4,550	4,438

Total expenses	16,789	19,692	20,313	22,699

Loss from operations	(13,378)	(15,514)	(15,102)	(16,194)
Other income, net	490	1,281	99	44

Loss before income tax expense	(12,888)	(14,233)	(15,003)	(16,150)
Income tax expense	—	—	—	—

Net loss	$(12,888)	$(14,233)	$(15,003)	$(16,150)

Basic and diluted net loss per common share	$(0.19)	$(0.21)	$(0.22)	$(0.23)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2011

J.    Quarterly Financial Information (Unaudited) (Continued)

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on this assessment, management has concluded that, as of June 30, 2011 the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. This report appears immediately below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 29, 2011

  (c)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2011 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this Annual Report on Form 10-K.

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

          (2)   The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2011, 2010 and 2009.

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

Dated: August 29, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2011
/s/ GREGORY D. PERRY Gregory D. Perry	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2011
/s/ STEPHEN MCCLUSKI Stephen McCluski	Chairman of the Board of Directors	August 29, 2011
/s/ MITCHEL SAYARE Mitchel Sayare	Director	August 29, 2011
/s/ DAVID W. CARTER David W. Carter	Director	August 29, 2011
/s/ NICOLE ONETTO, M.D. Nicole Onetto	Director	August 29, 2011
/s/ MARK SKALETSKY Mark Skaletsky	Director	August 29, 2011
/s/ JOSEPH VILLAFRANCA Joseph Villafranca	Director	August 29, 2011
/s/ RICHARD WALLACE Richard Wallace	Director	August 29, 2011
/s/ HOWARD PIEN Howard Pien	Director	August 29, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	April 30, 2010	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c	)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d	)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e	)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f	)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g	)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h	)
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8-K	November 18, 2010	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.3	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.), with addenda dated as of August 13, 1987 and August 22, 1989		S-1	September 22, 1989 (File No. 33-31219)	10.1
10.4*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.51
10.4(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.4(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.5*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Amgen Inc. (as successor-in-interest to Abgenix, Inc.)		8-K/A	October 10, 2000	10.1
10.6*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi-aventis U.S. LLC (as successor-in-interest to Aventis Pharmaceuticals Inc.)		10-Q	November 14, 2003	10.1
10.6(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	November 3, 2006	10.1
10.6(b)*	Amendment No. 2, dated as of October 11, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 7, 2008	10.4
10.6(c)*	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 6, 2009	10.7
10.7*	License Agreement dated as of October 5, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.1
10.8*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2
10.9*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.9(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.10*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.11†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.11(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.11(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.12†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 16, 2010		8-K	November 18, 2010	10.2
10.12(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.12(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.12(c)†	Form of Non-Qualified Stock Option Agreement for Directors		10-Q	October 29, 2010	10.1
10.12(d)†	Form of Restricted Stock Agreement for Executives		S-8	November 15, 2006	99.9
10.12(e)†	Form of Restricted Stock Agreement for Directors		S-8	November 15, 2006	99.8
10.12(f)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.13†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.14†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended through September 16, 2009		10-Q	November 4, 2009	10.1
10.15†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.16†	Amendment to Stock Option Agreements dated as of September 24, 2008 between the Registrant and Mitchel Sayare		10-Q	October 31, 2008	10.1
10.17†	Severance Agreement dated as of December 1, 2010 between the Registrant and Craig Barrows		10-Q	February 8, 2011	10.2
10.18†	Severance Agreement dated as of December 1, 2010 between the Registrant and Daniel M. Junius		10-Q	February 8, 2011	10.3
10.19†	Severance Agreement dated as of December 1, 2010 between the Registrant and John M. Lambert		10-Q	February 8, 2011	10.4
10.20†	Severance Agreement dated as of December 1, 2010 between the Registrant and James J. O'Leary		10-Q	February 8, 2011	105
10.21†	Severance Agreement dated as of December 1, 2010 between the Registrant and Gregory D. Perry		10-Q	February 8, 2011	10.6
10.22†	Severance Agreement dated as of December 1, 2010 between the Registrant and Peter Williams		10-Q	February 8, 2011	10.7

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.23†	Severance Agreement dated as of January 18, 2011 between the Registrant and Theresa G. Wingrove		10-Q	February 8, 2011	10.8
10.24†	Compensation Policy for Non-Employee Directors, as amended through September 22, 2010		10-Q	October 29, 2010	10.1
10.25†	Summary of Annual Executive Bonus Program		10-Q	November 7, 2007	10.1
10.26†	Employment Agreement dated as of July 27, 2011 between the Registrant and Gregory D. Perry	X
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS	COLUMN D	COLUMN E
Inventory Valuation Allowance	Balance at Beginning of Period	Charged to Costs and Expenses	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2011	$939	$1,664	$(610)	$1,993
Year End June 30, 2010	$1,784	$927	$(1,772)	$939
Year End June 30, 2009	$2,534	—	$(750)	$1,784