Form 10-Q
period 2011-09-30
IMMUNOGEN INC
filed 2011-10-31
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares of common stock, par value $.01 per share:  76,435,916 shares outstanding as of October 25, 2011.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2011	June 30, 2011

ASSETS
Cash and cash equivalents	$179,765	$191,206
Accounts receivable	1	4,668
Unbilled revenue	1,098	1,488
Inventory	1,147	480
Restricted cash	319	1,019
Prepaid and other current assets	1,279	2,664
Total current assets	183,609	201,525

Property and equipment, net of accumulated depreciation	12,805	13,409
Long-term restricted cash	2,549	2,549
Other assets	141	158

Total assets	$199,104	$217,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,850	$3,213
Accrued compensation	2,306	4,723
Other accrued liabilities	3,236	3,305
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,848	2,346
Total current liabilities	13,219	14,566

Deferred lease incentive, net of current portion	7,339	7,583
Deferred revenue, net of current portion	50,856	51,545
Other long-term liabilities	3,919	3,978
Total liabilities	75,333	77,672
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 76,422 and 76,281 shares as of September 30, 2011 and June 30, 2011, respectively	764	763
Additional paid-in capital	573,127	569,843
Accumulated deficit	(450,120)	(430,637)
Total shareholders’ equity	123,771	139,969
Total liabilities and shareholders’ equity	$199,104	$217,641

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2011	2010

Revenues:
Research and development support	$1,068	$1,495
License and milestone fees	1,187	1,810
Clinical materials reimbursement	281	106

Total revenues	2,536	3,411

Operating Expenses:
Research and development	17,161	13,425
General and administrative	4,841	3,364

Total operating expenses	22,002	16,789

Loss from operations	(19,466)	(13,378)

Other (expense) income, net	(17)	490

Loss before provision for income taxes	(19,483)	(12,888)

Provision for income taxes	—	—

Net loss	$(19,483)	$(12,888)

Basic and diluted net loss per common share	$(0.26)	$(0.19)

Basic and diluted weighted average common shares outstanding	76,364	67,944

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(19,483)	$(12,888)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,163	1,178
(Gain) loss on sale/disposal of fixed assets	(5)	2
Amortization of deferred lease incentive	(244)	(245)
Gain on sale of marketable securities	—	(341)
Loss (gain) on forward contracts	44	(146)
Stock and deferred share unit compensation	2,568	1,478
Deferred rent	(27)	8
Changes in operating assets and liabilities:
Accounts receivable	4,667	(112)
Unbilled revenue	390	(146)
Inventory	(667)	(258)
Prepaid and other current assets	1,374	513
Restricted cash	700	255
Other assets	17	34
Accounts payable	(363)	(1,972)
Accrued compensation	(2,417)	(2,364)
Other accrued liabilities	(95)	(236)
Deferred revenue	813	(43)
Net cash used for operating activities	(11,565)	(15,283)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	—	1,201
Purchases of property and equipment, net	(554)	(348)
(Payments) proceeds from settlement of forward contracts	(38)	96
Net cash (used for) provided by investing activities	(592)	949

Cash flows from financing activities:
Proceeds from stock options exercised	716	120
Net cash provided by financing activities	716	120

Net change in cash and cash equivalents	(11,441)	(14,214)

Cash and cash equivalents, beginning balance	191,206	109,156

Cash and cash equivalents, ending balance	$179,765	$94,942

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

A.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2011 and June 30, 2011 and for the three months ended September 30, 2011 and 2010 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements.  In October 2011, pursuant to the Company’s broad collaboration agreement with Sanofi, the Company recognized a $3 million milestone fee related to the initiation of Phase II clinical testing of SAR3419. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s TAP technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, and (iv) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and ASU No. 2010-17, “Revenue Recognition — Milestone Method,” in accounting for these agreements. Effective July 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended FASB ASC Topic 605-25.  In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At September 30, 2011, the Company had the following two types of agreements with the parties identified below:

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

Exclusive Licenses

The deliverables under an exclusive license agreement generally include the exclusive license to the Company’s TAP technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

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

In determining the units of accounting, management evaluates whether the exclusive license has standalone value, from the undelivered elements, to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If the Company concludes that the license has stand alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

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

The Company’s license agreements have milestone fees which generally meet the criteria of ASU No. 2010-17, “Revenue Recognition — Milestone Method,” and accordingly, revenue is recognized when such milestones are achieved. For the Company’s existing licensing agreements in which the Company is involved in the discovery, development and/or manufacturing of the related drug or provides the partner with ongoing access to new technologies the Company discovers, the Company determined all future milestones are substantive. For those agreements that do not meet the above criteria, the Company does not consider the future milestones to be substantive.

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

Fair Value of Financial Instruments

Fair value is defined under ASC Topic 820, “Fair Value Measurements and Disclosures,” as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$182,633	$182,633	$—	$—

As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$194,744	$194,744	$—	$—

The fair value of the Company’s cash equivalents is based primarily on quoted prices from active markets.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2011 and June 30, 2011 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2011 and June 30, 2011 is summarized below (in thousands):

	September 30, 2011	June 30, 2011

Raw materials	$543	$480
Work in process	604	—

Total	$1,147	$480

Raw materials inventory consists entirely of DM1 or DM4 , our proprietary cell-killing agents, which are included in all Targeted Antibody Payload, or TAP, product candidates currently in preclinical and clinical testing with our collaborators. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $748,000 of expense related to excess inventory during the three-month period ended September 30, 2011.   There were no expenses recorded for excess inventory during the same period last year.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock accounting method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2011	2010
Options outstanding to purchase common stock	7,762	7,334

Common stock equivalents under treasury stock method	2,743	1,710

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three months ended September 30, 2011 and 2010, total comprehensive loss equaled $19.5 million and $13.2 million, respectively. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of September 30, 2011, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2011	2010
Dividend	None	None
Volatility	59.79%	58.40%
Risk-free interest rate	2.25%	2.42%
Expected life (years)	7.1	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2011 and 2010 were $9.15 and $5.46 per share, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $2.5 million and $1.4 million during the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the estimated fair value of unvested employee awards was $17.9 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2011, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 141,000 shares of common stock at prices ranging from $2.91 to $9.88 per share.  The total proceeds to the Company from these option exercises were approximately $716,000.

Financial Instruments and Concentration of Credit Risk

The Company’s cash equivalents consist principally of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. All of the Company’s cash and cash equivalents are maintained with three financial institutions in the U.S.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2011 and 2010, net (losses) gains recognized on forward contracts were $(44,000) and $146,000, respectively, and are included in the accompanying consolidated statements of operations as other income, net. As of September 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $613,000 (€444,000), all maturing on or before October 7, 2013. As of June 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.1 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three months ended September 30, 2011, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2011 and 2010 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2011	2010
Amgen	26%	47%
Bayer HealthCare	21%	7%
Biogen Idec	11%	1%
Novartis	22%	—
Sanofi	12%	40%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2011 and 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

B.     Collaborative Agreements

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based anticancer therapeutics.  The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, the Company is entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through September 30, 2011, the Company has earned and received an aggregate of $14 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the three months ended September 30, 2010. In October 2011, the Company recognized an additional $3 million milestone fee related to the initiation of Phase II clinical testing of SAR3419. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, these milestones were deemed substantive.

In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to ImmunoGen’s TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, the Company’s maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. ImmunoGen is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. ImmunoGen also is entitled to manufacturing payments for any materials made on behalf of Sanofi. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement had a three-year original term from the date of the exercise of the option and was renewed by Sanofi for one additional three-year term by payment of a $2 million fee in August 2011. The Company has deferred the $2 million extension fee and is recognizing this amount as revenue over the three year period during which Sanofi can elect to exercise an option for a development and commercialization license.

Bayer HealthCare

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare. The agreement grants Bayer HealthCare exclusive rights to use the Company’s maytansinoid TAP technology to develop and commercialize therapeutic compounds to the mesothelin target found on solid tumors. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company is entitled to receive royalties on the sales of any resulting products. Through September 30, 2011, the Company has earned and received an aggregate of $3 million in milestone payments under this agreement.

The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current quarter, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer was able to accomplish this without significant reliance on the Company, and considering that the Company’s expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believes its period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company is recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $122,000 for the quarter ended September 30, 2011 and $1.2 million for the fiscal year ended June 30, 2012 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Additional information on the agreements the Company has with these companies, as well as other companies, is described elsewhere in this Quarterly Report and in the Company’s 2011 Annual Report on Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During both the three months ended September 30, 2011 and 2010, the Company recorded approximately $(19,000) and $(45,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

During the three months ended September 30, 2011 and 2010, the Company recorded approximately $84,000 and $81,000 in compensation expense, respectively, related to deferred share units issued and outstanding.

In September 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 49,688 options on November 16, 2010, and the related compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.    Cash and Cash Equivalents

As of September 30, 2011 and June 30, 2011, the Company held $179.8 million and $191.2 million, respectively, in cash, U.S. Government treasury bills, and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

At September 30, 2011, the Company also leases a facility in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for both of the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2012 (nine months remaining)	$4,419
2013	5,893
2014	5,981
2015	6,181
2016	6,203
Thereafter	22,413
Total minimum lease payments	$51,090
Total minimum rental payments from sublease	(2,092)
Total minimum lease payments, net	$48,998

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2011, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of our and our collaborative partners’ TAP compounds currently in preclinical and clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. We have also used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed for our direct and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2011 Annual Report on Form 10-K

Sanofi—In July 2003, we entered into a discovery, development and commercialization collaboration with Sanofi. The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through

September 30, 2011, we have earned and received an aggregate of $14 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the three months ended September 30, 2010. In October 2011, we recognized an additional $3 million milestone fee related to the initiation of Phase II clinical testing of SAR3419.

In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to our TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of Sanofi. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement had a three-year original term from the date of the exercise of the option and was renewed by Sanofi for one additional three-year term by payment of a $2 million fee in August 2011. We have deferred the $2 million extension fee and are recognizing this amount as revenue over the three year period during which Sanofi can elect to exercise an option for a development and commercialization license.

Bayer HealthCare— In October 2008, we entered into a development and license agreement with Bayer HealthCare. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the mesothelin target found on solid tumors. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. Through September 30, 2011, we have earned and received an aggregate of $3 million in milestone payments under this agreement.

We had previously deferred the $4 million upfront payment received and were recognizing this amount as revenue ratably over the estimated period of substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current quarter, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer was able to accomplish this without significant reliance on us, and considering that our expected future involvement will be primarily supplying BayerHealthCare with small quantities of cytotoxic agents for a limited period of time, we believe our period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, we are recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $122,000 for the quarter ended September 30, 2011 and $1.2 million for the fiscal year ended June 30, 2012 compared to amounts that would have been recognized pursuant to our previous estimate.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2011, we had approximately $179.8 million in cash and cash equivalents compared to $191.2 million in cash, cash equivalents and marketable securities as of June 30, 2011.

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

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2011 and 2010

Revenues

Our total revenues for the three months ended September 30, 2011 and 2010 were $2.5 million and $3.4 million, respectively. The $875,000 decrease in revenues in the three months ended September 30, 2011 from the same period in the prior year is attributable to a decrease in license and milestone fees and research and development support revenue, partially offset by an increase in clinical materials reimbursement revenue, all of which are discussed below.

Research and development support revenue was $1.1 million for the three months ended September 30, 2011 compared with $1.5 million for the three months ended September 30, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. The decreased research and development support fees in the current period compared to the prior year period is primarily due to lower revenues earned under our agreements with Amgen, partially offset by increased revenue earned under our development and collaboration agreement with Novartis. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2011	2010
Collaborative Partner:
Amgen	$340	$1,274
Bayer HealthCare	6	77
Biotest	144	102
Genentech	—	3
Novartis	568	—
Sanofi	10	6
Other	—	33
Total	$1,068	$1,495

Revenues from license and milestone fees for the three months ended September 30, 2011 decreased $623,000 to $1.2 million from $1.8 million in the same period ended September 30, 2010. During the three-month period ended September 30, 2011, Biogen Idec terminated its exclusive license to our TAP technology to develop and commercialize therapeutic compounds to the target Cripto and as a result, we recognized the remaining $270,000 of the $1 million upfront fee received from Biogen Idec upon execution of the license which had been previously deferred. Included in license and milestone fees for the three months ended September 30, 2010 was a $1 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with Sanofi. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2011	2010
Collaborative Partner:
Amgen	$300	$224
Bayer HealthCare	276	154
Biogen Idec	270	21
Biotest	32	32
Centocor	14	20
Sanofi	295	1,359
Total	$1,187	$1,810

Deferred revenue of $54.7 million as of September 30, 2011 primarily represents payments received from our collaborators pursuant to our license agreements, including a $45 million upfront payment received from Novartis during fiscal 2011, which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement increased $175,000 in the three months ended September 30, 2011, to $281,000 from $106,000 in the three months ended September 30, 2010. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2011 increased $3.8 million to $17.2 million from $13.4 million for the three months ended September 30, 2010. The increase was primarily due to (i) an increase in cost of raw material inventory written off as excess in accordance with our inventory policy; (ii) increased contract service expenses to advance our internal product candidates; and (iii) increased salaries and related expenses due primarily to additional headcount and higher stock compensation cost.  The number of our research and development personnel increased to 206 as of September 30, 2011 compared to 180 at September 30, 2010.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2011	2010
Research	$4,185	$3,625
Preclinical and Clinical Testing	4,881	3,818
Process and Product Development	1,798	1,614
Manufacturing Operations	6,297	4,368
Total Research and Development Expense	$17,161	$13,425

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended September 30, 2011 increased $560,000 compared to the three months ended September 30, 2010. This increase is primarily the result of an increase in salaries and related expenses.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2011 increased $1.1 million to $4.9 million compared to $3.8 million for the three months ended September 30, 2010. This increase is primarily the result of an increase in salaries and related expenses, an increase in contract service expense and an increase in clinical trial costs.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2011, total development expenses increased $184,000 compared to the three months ended September 30, 2010. This increase is primarily the result of an increase in salaries and related expenses.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2011, manufacturing operations expense increased $1.9 million to $6.3 million compared to $4.4 million in the same period last year. The increase in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily the result of (i) an increase in cost of raw material inventory written off as excess in accordance with our inventory policy; (ii) an increase in antibody development and supply expense; (iii) an increase in contract service expense; and (iv) an increase in salaries and related expenses.  Partially offsetting these increases, consulting service expense decreased during the current period and overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 increased $1.4 million to $4.8 million compared to $3.4 million for the three months ended September 30, 2010. This increase is primarily due to an increase in salaries and related expenses, an increase in patent expenses and an increase in consulting fees.

Other (Expense) Income, net

Other (expense) income, net for the three months ended September 30, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended September 30,
Other (Expense) Income, net	2011	2010
Interest Income	$13	$49
Net Realized Gains on Investments	—	341
Other (Expense) Income, net	(30)	100
Total Other (Expense) Income, net	$(17)	$490

Net Realized Gains on Investments

During the three months ended September 30, 2010, we sold the remaining marketable securities held in our investment portfolio at June 30, 2010, resulting in a net realized gain of $341,000.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	June 30,
	2011	2011
	(In thousands)
Cash and cash equivalents	$179,765	$191,206
Working capital	170,390	186,959
Shareholders’ equity	123,771	139,969

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cash used for operating activities	$(11,565)	$(15,283)
Cash (used for) provided by investing activities	(592)	949
Cash provided by financing activities	716	120

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of September 30, 2011, we had approximately $179.8 million in cash and cash equivalents. Net cash used for operations was $11.6 million and $15.3 million for the three months ended September 30, 2011 and 2010, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash (used for) provided by investing activities was $(592,000) and $949,000 for the three months ended September 30, 2011 and 2010, respectively, and primarily represents cash outflows for capital expenditures offset by cash inflows from the sales and maturities of marketable securities. Capital expenditures, primarily for the purchase of new equipment, were $554,000 and $348,000 for the three-month periods ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $716,000 and $120,000 for the three months ended September 30, 2011 and 2010, respectively, which represents proceeds from the exercise of approximately 141,000 and 21,000 stock options, respectively.

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

Contractual Obligations

There have been no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

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

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2011. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no material changes from the factors disclosed in our 2011 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.                             Exhibits

Exhibit No.	Description
10.1*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.
10.2*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Amgen Inc. (as successor-in-interest to Abgenix, Inc.)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†                                          Furnished, not filed.

*                                         Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.

**                                  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 31, 2011	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2011	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)