Form 10-Q
period 2011-12-31
IMMUNOGEN INC
filed 2012-01-31
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Shares of common stock, par value $.01 per share:  76,753,876 shares outstanding as of January 26, 2012.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2011	June 30, 2011
ASSETS
Cash and cash equivalents	$168,372	$191,206
Accounts receivable	21,214	4,668
Unbilled revenue	975	1,488
Inventory	1,106	480
Restricted cash	319	1,019
Prepaid and other current assets	1,594	2,664
Total current assets	193,580	201,525

Property and equipment, net of accumulated depreciation	11,949	13,409
Long-term restricted cash	2,549	2,549
Other assets	141	158

Total assets	$208,219	$217,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,484	$3,213
Accrued compensation	2,786	4,723
Other accrued liabilities	2,982	3,305
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,389	2,346
Total current liabilities	11,620	14,566

Deferred lease incentive, net of current portion	7,094	7,583
Deferred revenue, net of current portion	70,290	51,545
Other long-term liabilities	3,871	3,978
Total liabilities	92,875	77,672
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 76,697 and 76,281 shares as of December 31, 2011 and June 30, 2011, respectively	767	763
Additional paid-in capital	577,450	569,843
Accumulated deficit	(462,873)	(430,637)
Total shareholders’ equity	115,344	139,969
Total liabilities and shareholders’ equity	$208,219	$217,641

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenues:
Research and development support	$945	$2,005	$2,013	$3,500
License and milestone fees	6,025	866	7,212	2,676
Clinical materials reimbursement	647	1,307	928	1,413

Total revenues	7,617	4,178	10,153	7,589

Operating Expenses:
Research and development	15,559	16,004	32,720	29,429
General and administrative	4,834	3,688	9,675	7,052

Total operating expenses	20,393	19,692	42,395	36,481

Loss from operations	(12,776)	(15,514)	(32,242)	(28,892)

Other income, net	23	1,281	6	1,771

Loss before provision for income taxes	(12,753)	(14,233)	(32,236)	(27,121)

Provision for income taxes	—	—	—	—

Net loss	$(12,753)	$(14,233)	$(32,236)	$(27,121)

Basic and diluted net loss per common share	$(0.17)	$(0.21)	$(0.42)	$(0.40)

Basic and diluted weighted average common shares outstanding	76,523	67,965	76,443	67,961

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

In thousands, except per share amounts

	Six Months ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(32,236)	$(27,121)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,317	2,376
(Gain) loss on sale/disposal of fixed assets	(23)	2
Amortization of deferred lease incentive	(489)	(489)
Gain on sale of marketable securities	—	(341)
Loss (gain) on forward contracts	56	(154)
Stock and deferred share unit compensation	5,521	3,060
Deferred rent	(54)	22
Changes in operating assets and liabilities:
Accounts receivable	(16,546)	721
Unbilled revenue	513	(761)
Inventory	(626)	(390)
Prepaid and other current assets	1,058	258
Restricted cash	700	255
Other assets	17	7
Accounts payable	(1,729)	(1,295)
Accrued compensation	(1,937)	(1,740)
Other accrued liabilities	(364)	(39)
Deferred revenue	19,788	44,024
Net cash (used for) provided by operating activities	(24,034)	18,395

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	—	1,201
Purchases of property and equipment, net	(834)	(877)
(Payments) proceeds from settlement of forward contracts	(56)	139
Net cash (used for) provided by investing activities	(890)	463

Cash flows from financing activities:
Proceeds from stock options exercised	2,090	472
Net cash provided by financing activities	2,090	472

Net change in cash and cash equivalents	(22,834)	19,330

Cash and cash equivalents, beginning balance	191,206	109,156

Cash and cash equivalents, ending balance	$168,372	$128,486

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A.                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2011 and June 30, 2011 and for the three and six months ended December 31, 2011 and 2010 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s Targeted Antibody Payload, or TAP, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, and (iv) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition — Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2011, the Company had the following two types of agreements with the parties identified below:

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

Amgen

Sanofi

Novartis

Eli Lilly and Company (Lilly)

There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to the Company.

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

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services which are reimbursed at a contractually determined rate, (ii) at the collaborator’s request, manufacture and provide to them preclinical and clinical materials which are reimbursed at the Company’s cost, or, in some cases, cost plus a margin, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of T-DM1, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis.  Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements.  The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

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

The Company recognizes revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.  The Company recognizes revenue related to the rights to future technological improvements over the estimated period that the rights are effective.

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

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$171,240	$171,240	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2011 and June 30, 2011 represents research funding earned based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2011 and June 30, 2011 is summarized below (in thousands):

	December 31, 2011	June 30, 2011

Raw materials	$398	$480
Work in process	708	—

Total	$1,106	$480

Raw materials inventory consists entirely of DM1 or DM4, our proprietary cell-killing agents, which are included in all TAP product candidates currently in preclinical and clinical testing with our collaborators. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $748,000 of expense related to excess inventory during the six-month period ended December 31, 2011, compared to $455,000 recorded during the three and six-month periods ended December 31, 2010.  There were no expenses recorded for excess inventory during the current three-month period.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Options outstanding to purchase common stock	7,524	7,295	7,524	7,295

Common stock equivalents under treasury stock method	2,729	1,824	2,680	1,748

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Comprehensive Loss

For the three and six months ended December 31, 2011, total comprehensive loss equaled $12.8 million and $32.2 million, respectively, compared to total comprehensive loss of $14.2 million and $27.4 million for the three and six months ended December 31, 2010. Comprehensive loss is comprised of the Company’s net loss for the period and unrealized gains and losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

As of December 31, 2011, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Dividend	None	None	None	None
Volatility	59.61%	60.50%	59.79%	58.60%
Risk-free interest rate	1.48%	2.08%	2.22%	2.39%
Expected life (years)	7.0	7.3	7.1	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2011 and 2010 were $7.64 and $4.80 per share, respectively, and $9.10 and $5.39 per share for options granted during the six months ended December 31, 2011 and 2010, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $2.9 million and $5.4 million during the three and six months ended December 31, 2011, respectively, compared to stock compensation expense of $1.5 million and $2.9 million for the three and six months ended December 31, 2010, respectively.

As of December 31, 2011, the estimated fair value of unvested employee awards was $15.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the six months ended December 31, 2011, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 370,000 shares of common stock at prices ranging from $2.91 to $9.88 per share.  The total proceeds to the Company from these option exercises were approximately $2.1 million.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and six months ended December 31, 2011, net losses recognized on forward contracts were $(12,000) and $(56,000), respectively, and are included in the accompanying consolidated statements of operations as other income, net. For the three and six months ended December 31, 2010, net gains recognized on forward contracts were $9,000 and $154,000, respectively. As of December 31, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $353,000 (€262,000), all maturing on or before October 7, 2013. As of June 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.1 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three and six months ended December 31, 2011, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2011 and 2010 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2011	2010	2011	2010
Amgen	33%	50%	31%	49%
Bayer HealthCare	7%	12%	10%	10%
Biotest	11%	5%	10%	5%
Novartis	8%	9%	11%	5%
Sanofi	42%	20%	34%	29%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2011 and 2010.

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

B.                      Collaborative Agreements

Amgen

In September 2000, the Company entered into a ten-year right-to-test agreement with Abgenix, Inc. which was later acquired by Amgen. Under this agreement, in September 2009 and November 2009, the Company entered into two development and license agreements with Amgen granting Amgen the exclusive right to use the Company’s maytansinoid TAP technology to develop anticancer therapeutics to specific antigen targets. Under the terms of the licenses, the Company received a $1 million upfront payment with each license taken. The Company has deferred the $1 million upfront payments and is recognizing these amounts as revenue ratably over the estimated period of its substantial involvement. In addition to the $1 million upfront payment under each license, the Company is entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the right-to-test agreement, as well as royalties on the commercial sales of any resulting products.  To date, Amgen has advanced two compounds under its current license agreements to having Investigational New Drug (IND) applications. In November 2011, the INDs for these two compounds became active, which triggered two $1 million milestone payments to the Company. These payments are included in license and milestone fees for the three and six months ended December 31, 2011. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, these milestones were deemed substantive.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based anticancer therapeutics.  The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, the Company is entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through December 31, 2011, the Company has earned and received an aggregate of $17 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $3 million milestone payment earned related to the initiation of Phase II clinical testing of SAR3419 which is included in license and milestone fee revenue for the three and six months ended December 31, 2011, as well as a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the six months ended December 31, 2010.  At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, these milestones were deemed substantive.

In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to ImmunoGen’s TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, the Company’s maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. ImmunoGen is entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. ImmunoGen also is entitled to manufacturing payments for any materials made on behalf of Sanofi. The Company received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement had a three-year original term from the date of the exercise of the option and was renewed by Sanofi in August 2011for its final three-year term by payment of a $2 million fee. The Company has deferred the $2 million extension fee and is recognizing this amount as revenue over the three year period during which Sanofi can elect to exercise an option for a development and commercialization license.

Bayer HealthCare

In October 2008, the Company entered into a development and license agreement with Bayer HealthCare. The agreement grants Bayer HealthCare exclusive rights to use the Company’s maytansinoid TAP technology to develop and commercialize therapeutic compounds to the mesothelin target found on solid tumors. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company could potentially receive up to $170.5 million in milestone payments; additionally, the Company is entitled to receive royalties on the sales of any resulting products. Through December 31, 2011, the Company has earned and received an aggregate of $3 million in milestone payments under this agreement. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, these milestones were deemed substantive.

The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer was able to accomplish this without significant reliance on the Company, and considering that the Company’s expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believes its period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company is recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $489,000 for the six months ending December 31, 2011 and $1.2 million for the fiscal year ended June 30, 2012 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Lilly

In December 2011, the Company entered into an agreement with Lilly. The agreement initially provides Lilly with a research license to test the Company’s TAP technology with Lilly’s antibodies and an option to take exclusive development and commercialization licenses to use ImmunoGen’s TAP technology to develop therapeutic products for a specified number of individual antigen targets. The term of the research license is for three years.  The terms of the agreement require Lilly to exercise its option for the development and commercialization licenses by the end of the research term. The terms of each development and commercialization license will be governed by a separate agreement executed at the time each option is exercised. The Company is entitled to a $20 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, the Company is entitled to receive milestone payments potentially totaling approximately $200 million plus royalties on product sales, if any. The Company also is entitled to receive payments for research and development activities performed on behalf of Lilly. Lilly is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

No license revenue has been recognized related to this agreement for the three-month period ended December 31, 2011 because none of the delivered elements, primarily the research license, had standalone value. The Company expects to begin to record revenue upon delivery of exclusive development and commercialization licenses to Lilly upon Lilly’s exercise of its options to such licenses. The Company does not control when, or if, Lilly will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue.  Accordingly, the entire $20 million upfront payment is included in long-term deferred revenue at December 31, 2011.

Additional information on the agreements the Company has with these companies, as well as other companies, is described elsewhere in this Quarterly Report and in the Company’s 2011 Annual Report on Form 10-K.

C.                      Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2011, the Company recorded approximately $23,000 and $4,000 in expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $45,000 and $0 in expense recorded during the three and six months ended December 31, 2010, respectively. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. Pursuant to the 2001 Plan, in November 2011, the Company paid a retiring director approximately $115,000 to settle outstanding stock units.

Compensation Policy for Non-Employee Directors

During the three and six months ended December 31, 2011, the Company recorded approximately $85,000 and $170,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $68,000 and $149,000 in compensation expense recorded during the three and six months ended December 31, 2010, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control. Pursuant to the Compensation Policy for Non-Employee Directors, in November 2011, the Company issued two retiring directors an aggregate 46,298 shares of common stock of the Company to settle outstanding deferred share units.

In September 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 27,055 and 49,688 options in November 2011 and 2010, respectively, and the related compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.                      Cash and Cash Equivalents

As of December 31, 2011 and June 30, 2011, the Company held $168.4 million and $191.2 million, respectively, in cash, U.S. Government treasury bills and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

E.                        Commitments and Contingencies

Leases

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA. The Company uses this space for its corporate headquarters, research and other operations. The initial term of the lease is for twelve years with an option for the Company to extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.  The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015, with the sublessee having a conditional option to extend the term for an additional two years.

At December 31, 2011, the Company also leases a facility in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for both of the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2012 (six months remaining)	$2,948
2013	5,897
2014	5,985
2015	6,186
2016	6,207
Thereafter	22,430
Total minimum lease payments	$49,653
Total minimum rental payments from sublease	(2,027)
Total minimum lease payments, net	$47,626

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2011, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of theTAP compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are entitled to research and development funding based on activities performed at our collaborative partner’s request. We are reimbursed for our direct costs and a portion of overhead costs to manufacture preclinical and clinical materials and, under certain collaborative agreements, the reimbursement includes a profit margin. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Eli Lilly and Company (Lilly), Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2011 Annual Report on Form 10-K

Amgen—In September 2000, we entered into a ten-year right-to-test agreement with Abgenix, Inc. which was later acquired by Amgen. Under this agreement, in September 2009 and November 2009, we entered into two development and license agreements with Amgen granting Amgen the exclusive right to use our maytansinoid TAP technology to develop anticancer therapeutics to specific antigen targets. Under the terms of the licenses, we received a $1 million upfront payment with each license taken. We have deferred the $1 million upfront payments and are recognizing these amounts as revenue ratably over the estimated period of its substantial involvement. In addition to the $1 million upfront payment, we are entitled to earn milestone payments potentially totaling $34 million per target for each compound developed under the right-to-test agreement, as well as royalties on the commercial sales of any resulting products.  To date, Amgen has advanced two compounds under its current license agreements to having Investigational New Drug (IND) applications.  In November 2011, the INDs for these two compounds became active, which triggered two $1 million milestone payments to us. These payments are included in license and milestone fees for the three and six months ended December 31, 2011.

Sanofi—In July 2003, we entered into a discovery, development and commercialization collaboration with Sanofi. The collaboration agreement provides for certain payments based on the achievement of product candidate milestones and royalties on sales of any resulting products, if and when such sales commence. For the targets included in the collaboration at this time, we are entitled to milestone payments potentially totaling $21.5 million for each product candidate developed under this agreement. Through December 31, 2011, we have earned and received an aggregate of $17 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $3 million milestone payment earned related to the initiation of Phase II clinical testing of SAR3419 which is included in license and milestone fee revenue for the three and six months ended December 31, 2011, as well as a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the six months ended December 31, 2010.

In August 2008, Sanofi exercised its option under a separate 2006 agreement for expanded access to our TAP technology. The exercise of this option enables Sanofi to evaluate, with certain restrictions, our maytansinoid TAP technology with antibodies to targets that were not included in the existing research collaboration between the companies and to license the exclusive right to use the technology to develop products to specific targets on the terms in the 2006 agreement. We are entitled to earn upfront and milestone payments potentially totaling $32 million per target for each compound developed under the 2006 agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of Sanofi. We received $3.5 million with the exercise of this option in August 2008, in addition to the $500,000 ImmunoGen received in December 2006 with the signing of the option agreement. The agreement had a three-year original term from the date of the exercise of the option and was renewed by Sanofi in August 2011for its final three-year term by payment of a $2 million fee. We have deferred the $2 million extension fee and are recognizing this amount as revenue over the three year period during which Sanofi can elect to exercise an option for a development and commercialization license.

Bayer HealthCare— In October 2008, we entered into a development and license agreement with Bayer HealthCare. The agreement grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize therapeutic compounds to the mesothelin target found on solid tumors. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—we could potentially receive up to $170.5 million in milestone payments; additionally, we are entitled to receive royalties on the sales of any resulting products. Through December 31, 2011, we have earned and received an aggregate of $3 million in milestone payments under this agreement.

We had previously deferred the $4 million upfront payment received and were recognizing this amount as revenue ratably over the estimated period of substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer was able to accomplish this without significant reliance on us, and considering that our expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, we believe our period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, we are recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $489,000 for the six months ending December 31, 2011 and $1.2 million for the fiscal year ended June 30, 2012 compared to amounts that would have been recognized pursuant to our previous estimate.

Lilly - In December 2011, we entered into an agreement with Lilly. The agreement initially provides Lilly with a research license to test our TAP technology with Lilly’s antibodies and an option to take exclusive development and commercialization licenses to use our TAP technology to develop therapeutic products for a specified number of individual antigen targets. The term of the research license is for three years.  The terms of the agreement require Lilly to exercise its option for the development and commercialization licenses by the end of the research term. The terms of each development and commercialization license will be governed by a separate agreement executed at the time each option is exercised. We are to receive a $20 million upfront payment in connection with the execution of the agreement, and for each development and commercialization license for an antigen target, we are entitled to receive milestone payments potentially totaling approximately $200 million plus royalties on product sales, if any. We also are entitled to receive payments for research and development activities performed on behalf of Lilly. Lilly is responsible for the development, manufacturing and marketing of any products resulting from this agreement.

No license revenue has been recognized related to this agreement for the three-month period ended December 31, 2011 because none of the delivered elements, primarily the research license, had standalone value. We expect to begin to record revenue upon delivery of exclusive development and commercialization licenses to Lilly upon Lilly’s exercise of its options to such licenses. We do not control when, or if, Lilly will exercise its options for development and commercialization licenses. As a result, we cannot predict when it will recognize revenue. Accordingly, the entire $20 million upfront payment is included in long-term deferred revenue at December 31, 2011

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2011, we had approximately $168.4 million in cash and cash equivalents compared to $191.2 million in cash, cash equivalents and marketable securities as of June 30, 2011.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2011 and 2010

Revenues

Our total revenues for the three months ended December 31, 2011 and 2010 were $7.6 million and $4.2 million, respectively. The $3.4 million increase in revenues in the three months ended December 31, 2011 from the same period in the prior year is attributable to an increase in license and milestone fees, partially offset by a decrease in research and development support revenue and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support revenue was $945,000 for the three months ended December 31, 2011 compared with $2.0 million for the three months ended December 31, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended December 31,
Research and Development Support	2011	2010
Collaborative Partner:
Amgen	$201	$1,074
Bayer HealthCare	—	165
Biotest	160	167
Lilly	8	—
Novartis	576	365
Sanofi	—	67
Other	—	167
Total	$945	$2,005

Revenues from license and milestone fees for the three months ended December 31, 2011 increased $5.2 million to $6.0 million from $866,000 in the same period ended December 31, 2010.  Included in license and milestone fees for the three months ended December 31, 2011 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to clinical milestones achieved under our license agreements with Amgen.  The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended December 31,
License and Milestone Fees	2011	2010
Collaborative Partner:
Amgen	$2,300	$300
Bayer HealthCare	521	154
Biogen Idec	—	7
Biotest	32	32
Centocor	5	14
Sanofi	3,167	359
Total	$6,025	$866

Deferred revenue of $73.7 million as of December 31, 2011 primarily represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment invoiced to Lilly during the current quarter and a $45 million upfront payment received from Novartis during fiscal 2011, both of which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials reimbursement decreased $660,000 in the three months ended December 31, 2011, to $647,000 from $1.3 million in the three months ended December 31, 2010. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended December 31, 2011 decreased $445,000 to $15.6 million from $16.0 million for the three months ended December 31, 2010. The decrease was primarily due to decreased antibody development and supply expense and decreased cost of clinical materials reimbursed related to decreased manufacturing on behalf of our partners due to timing of supply requirements, partially offset by increased salaries and related expenses due primarily to additional headcount and higher stock compensation cost.  The number of our research and development personnel increased to 207 as of December 31, 2011 compared to 193 at December 31, 2010. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of options granted.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2011	2010
Research	$4,204	$3,606
Preclinical and Clinical Testing	4,991	3,855
Process and Product Development	1,769	1,976
Manufacturing Operations	4,595	6,567
Total Research and Development Expense	$15,559	$16,004

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the three months ended December 31, 2011 increased $598,000 compared to the three months ended December 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, including higher stock compensation cost, and an increase in disposables used in research activities.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2011 increased $1.1 million to $5.0 million compared to $3.9 million for the three months ended December 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, including higher stock compensation cost, and an increase in contract service expense related to in vivo studies conducted during the period.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2011, total development expenses decreased $207,000 compared to the three months ended December 31, 2010. This decrease is primarily the result of a decrease in contract service expense, partially offset by an increase in salaries and related expenses, including higher stock compensation cost.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2011, manufacturing operations expense decreased $2.0 million to $4.6 million compared to $6.6 million in the same period last year. The decrease in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 is primarily the result of (i) a decrease in cost of clinical materials reimbursed related to decreased manufacturing on behalf of our partners; (ii) a decrease in antibody development and supply expense; and (iii) a decrease in consulting service expense.  Partially offsetting these decreases, contract service expense increased during the current period and overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators decreased.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2011 increased $1.1 million to $4.8 million compared to $3.7 million for the three months ended December 31, 2010. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost, and an increase in patent expenses. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of options granted.

Other Income, net

Other income, net for the three months ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Three Months Ended December 31,
Other Income, net	2011	2010
Interest Income	$9	$55
Other Income, net	14	1,226
Total Other Income, net	$23	$1,281

Other Income, net

During the three months ended December 31, 2010, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

Comparison of Six Months ended December 31, 2011 and 2010

Revenues

Our total revenues for the six months ended December 31, 2011 and 2010 were $10.2 million and $7.6 million, respectively. The $2.6 million increase in revenues in the six months ended December 31, 2011 from the same period in the prior year is attributable to an increase in license and milestone fees, partially offset by a decrease in research and development support revenue and clinical materials reimbursement revenue, all of which are discussed below.

Research and development support revenue was $2.0 million for the six months ended December 31, 2011 compared with $3.5 million for the six months ended December 31, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Six Months Ended December 31,
Research and Development Support	2011	2010
Collaborative Partner:
Amgen	$541	$2,348
Bayer HealthCare	6	242
Biotest	304	270
Lilly	8	—
Novartis	1,144	365
Sanofi	10	72
Other	—	203
Total	$2,013	$3,500

Revenues from license and milestone fees for the six months ended December 31, 2011 increased $4.5 million to $7.2 million from $2.7 million in the same period ended December 31, 2010.  Included in license and milestone fees for the six months ended December 31, 2011 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to clinical milestones achieved under our license agreements with Amgen. Included in license and milestone fees for the six months ended December 31, 2010 was a $1 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with Sanofi. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Six Months Ended December 31,
License and Milestone Fees	2011	2010
Collaborative Partner:
Amgen	$2,599	$523
Bayer HealthCare	797	308
Biogen Idec	270	28
Biotest	65	65
Centocor	19	34
Sanofi	3,462	1,718
Total	$7,212	$2,676

Clinical materials reimbursement decreased $485,000 in the six months ended December 31, 2011, to $928,000 from $1.4 million in the six months ended December 31, 2010. We are reimbursed for certain of our direct and overhead costs to produce clinical materials plus, for certain programs, a profit margin. The amount of clinical materials reimbursement we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials reimbursement revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2011 increased $3.3 million to $32.7 million from $29.4 million for the six months ended December 31, 2010. The increase was primarily due to increased contract service expenses to advance our internal product candidates and increased salaries and related expenses due primarily to additional headcount and higher stock compensation cost. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of options granted. Partially offsetting these increases, antibody development and supply expense decreased in the current period due to timing of supply requirements.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2011	2010
Research	$8,388	$7,231
Preclinical and Clinical Testing	9,873	7,673
Process and Product Development	3,567	3,590
Manufacturing Operations	10,892	10,935
Total Research and Development Expense	$32,720	$29,429

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses for the six months ended December 31, 2011 increased $1.2 million compared to the six months ended December 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, including higher stock compensation cost, and an increase in disposables used in research activities.

Preclinical and Clinical Testing:    Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2011 increased $2.2 million to $9.9 million compared to $7.7 million for the six months ended December 31, 2010. This increase is primarily the result of an increase in salaries and related expenses, including higher stock compensation cost, an increase in contract service expense and an increase in clinical trial costs, partially offset by a decrease in consulting service expense.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2011, total development expenses decreased $23,000 compared to the six months ended December 31, 2010. This decrease is primarily the result of a decrease in contract service expense, partially offset by an increase in salaries and related expenses, including higher stock compensation cost.

Manufacturing Operations:   Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2011, manufacturing operations expense decreased $43,000 compared to the same period last year. The decrease in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 is primarily the result of a decrease in antibody development and supply expense and a decrease in consulting service expense, partially offset by an increase in contract service expense and an increase in salaries and related expenses, including higher stock compensation cost.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2011 increased $2.6 million to $9.7 million compared to $7.1 million for the six months ended December 31, 2010. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost, an increase in patent expenses and an increase in consulting fees. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of options granted.

Other Income, net

Other income, net for the six months ended December 31, 2011 and 2010 is included in the following table (in thousands):

	Six Months Ended December 31,
Other Income, net	2011	2010
Interest Income	$22	$104
Net Realized Gains on Investments	—	341
Other (Expense) Income, net	(16)	1,326
Total Other Income, net	$6	$1,771

Net Realized Gains on Investments

During the six months ended December 31, 2010, we sold the remaining marketable securities held in our investment portfolio, resulting in a net realized gain of $341,000.

Other (Expense) Income, net

During the six months ended December 31, 2010, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	June 30,
	2011	2011
	(In thousands)
Cash and cash equivalents	$168,372	$191,206
Working capital	181,960	186,959
Shareholders’ equity	115,344	139,969

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Cash (used for) provided by operating activities	$(24,034)	$18,395
Cash (used for) provided by investing activities	(890)	463
Cash provided by financing activities	2,090	472

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of December 31, 2011, we had approximately $168.4 million in cash and cash equivalents. Net cash (used for) provided by operations was $(24.0) million and $18.4 million for the six months ended December 31, 2011 and 2010, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. Cash provided by operations for the six months ended December 31, 2010 benefited from the $45 million upfront payment received from Novartis in October 2010 with the establishment of a technology access collaboration between the companies.

Net cash (used for) provided by investing activities was $(890,000) and $463,000 for the six months ended December 31, 2011 and 2010, respectively, and primarily represents cash outflows for capital expenditures offset by cash inflows from the sales and maturities of marketable securities. Capital expenditures, primarily for the purchase of new equipment, were $834,000 and $877,000 for the six-month periods ended December 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $2.1 million and $472,000 for the six months ended December 31, 2011 and 2010, respectively, which represents proceeds from the exercise of approximately 370,000 and 94,000 stock options, respectively.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ImmunoGen, Inc.

Date: January 31, 2012	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2012	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)