Form 10-Q
period 2012-03-31
IMMUNOGEN INC
filed 2012-05-10
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Shares of common stock, par value $.01 per share:  77,295,075 shares outstanding as of May 1, 2012.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2012	June 30, 2011
ASSETS
Cash and cash equivalents	$175,260	$191,206
Accounts receivable	1,430	4,668
Unbilled revenue	1,284	1,488
Inventory	931	480
Restricted cash	319	1,019
Prepaid and other current assets	2,588	2,664
Total current assets	181,812	201,525

Property and equipment, net of accumulated depreciation	11,751	13,409
Long-term restricted cash	2,549	2,549
Other assets	216	158

Total assets	$196,328	$217,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,635	$3,213
Accrued compensation	4,113	4,723
Other accrued liabilities	3,874	3,305
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	3,197	2,346
Total current liabilities	14,798	14,566

Deferred lease incentive, net of current portion	6,850	7,583
Deferred revenue, net of current portion	69,914	51,545
Other long-term liabilities	3,836	3,978
Total liabilities	95,398	77,672
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 77,190 and 76,281 shares as of March 31, 2012 and June 30, 2011, respectively	772	763
Additional paid-in capital	581,700	569,843
Accumulated deficit	(481,542)	(430,637)
Total shareholders’ equity	100,930	139,969
Total liabilities and shareholders’ equity	$196,328	$217,641

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues:
Research and development support	$1,320	$2,190	$3,333	$5,690
License and milestone fees	999	858	8,211	3,534
Clinical materials	933	2,163	1,861	3,576

Total revenues	3,252	5,211	13,405	12,800

Operating Expenses:
Research and development	16,933	15,763	49,653	45,192
General and administrative	5,021	4,550	14,696	11,602

Total operating expenses	21,954	20,313	64,349	56,794

Loss from operations	(18,702)	(15,102)	(50,944)	(43,994)

Other income, net	33	99	39	1,870

Loss before provision for income taxes	(18,669)	(15,003)	(50,905)	(42,124)

Provision for income taxes	—	—	—	—

Net loss	$(18,669)	$(15,003)	$(50,905)	$(42,124)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.66)	$(0.62)

Basic and diluted weighted average common shares outstanding	76,961	68,067	76,615	67,996

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(50,905)	$(42,124)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	3,463	3,656
(Gain) loss on sale/disposal of fixed assets	(23)	3
Amortization of deferred lease incentive	(733)	(734)
Gain on sale of marketable securities	—	(341)
Loss (gain) on forward contracts	47	(197)
Stock and deferred share unit compensation	7,859	4,268
Deferred rent	(81)	42
Changes in operating assets and liabilities:
Accounts receivable	3,238	(476)
Unbilled revenue	204	(921)
Inventory	(451)	515
Prepaid and other current assets	64	(1,091)
Restricted cash	700	255
Other assets	(58)	24
Accounts payable	(578)	(495)
Accrued compensation	(610)	(333)
Other accrued liabilities	529	804
Deferred revenue	19,220	43,088
Net cash (used for) provided by operating activities	(18,115)	5,943

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	—	1,201
Purchases of property and equipment, net	(1,782)	(1,532)
(Payments) proceeds from settlement of forward contracts	(56)	132
Net cash used for investing activities	(1,838)	(199)

Cash flows from financing activities:
Proceeds from stock options exercised	4,007	913
Net cash provided by financing activities	4,007	913

Net change in cash and cash equivalents	(15,946)	6,657

Cash and cash equivalents, beginning balance	191,206	109,156

Cash and cash equivalents, ending balance	$175,260	$115,813

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2012 and June 30, 2011 and for the three and nine months ended March 31, 2012 and 2011 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2012 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s Targeted Antibody Payload, or TAP, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition — Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2012, the Company had the following two types of agreements with the parties identified below:

•                                          Exclusive development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (referred to herein as single-target licenses, as distinguished from the Company’s right-to-test agreements described elsewhere):

Amgen (two single-target licenses)

Bayer HealthCare (one single-target license)

Biotest (one single-target license)

Roche, through its Genentech unit (five single-target licenses)

Sanofi (license to multiple individual targets)

•                                          Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company’s TAP technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

Amgen

Sanofi

Novartis

Eli Lilly and Company

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

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of trastuzumab emtansine (T-DM1), however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis.  Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements.  The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the exclusive license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If the Company concludes that the license has stand alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value.  Prior to the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010, the Company determined that its licenses lacked stand-alone value and were combined with other elements of the arrangement and any amounts associated with the license were deferred and amortized over a certain period, which the Company refers to as the Company’s period of substantial involvement.  The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Historically the Company’s involvement with the development of a collaborator’s product candidate has been significant at the early stages of development, and lessens as it progresses into clinical trials. Also, as a drug candidate gets closer to commencing pivotal testing the Company’s collaborators have sought an alternative site to manufacture the product, as the Company’s facility does not produce pivotal or commercial drug product. Accordingly, the Company generally estimates this period of substantial involvement to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of substantial involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.  Subsequent to the adoption of ASU No. 2009-13, the Company determined that its research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone value from the undelivered elements, which generally include rights to future technological improvements, research services, delivery of cytotoxic agents and the manufacture of preclinical and clinical materials.

The Company recognizes revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.  The Company recognizes revenue related to the rights to future technological improvements over the estimated term of the applicable license.

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.  Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations.

The Company may also produce research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is compensated at negotiated rates and may receive milestone payments for developing these processes which are recorded as a component of research and development support revenue.

The Company’s license agreements have milestone payments which for reporting purposes are aggregated into three categories: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones.  Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases.  Regulatory milestones are typically payable upon submission for marketing approval with the FDA or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications.  Sales milestones are typically payable when annual sales reach certain levels.

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone.  This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.  The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met.  Milestones that are not considered substantive because we do not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to (a) test the Company’s TAP technology for a defined period of time through a right-to-test, or research, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms.  Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

The accounting for right-to-test agreements is dependent on the nature of the options granted to the collaborative partner.  Options are considered substantive if, at the inception of a right-to-test agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses.  Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

For right-to-test agreements where the options to secure a development and commercialization licenses to the Company’s TAP technology are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement.  For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure development and commercialization licenses are considered substantive, the Company has deferred the upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, the Company attributes the exercise fee to the development and commercialization license.  Upon exercise of an option to acquire a development and commercialization license, the Company would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with the Company’s accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of the Company’s right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

For right-to-test agreements where the options to secure development and commercialization licenses to the Company’s TAP technology are not considered substantive, the Company considers the development and commercialization licenses to be a deliverable at the inception of the agreement and applies the multiple-element revenue recognition criteria to determine the appropriate revenue recognition.  None of the Company’s right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 has been determined to contain non-substantive options.

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

As of March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$178,128	$178,128	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2012 and June 30, 2011 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2012 and June 30, 2011 is summarized below (in thousands):

	March 31, 2012	June 30, 2011

Raw materials	$220	$480
Work in process	711	—

Total	$931	$480

Raw materials inventory consists entirely of DM1 or DM4, the Company’s proprietary cell-killing agents, which are included in all TAP product candidates currently in preclinical and clinical testing with the Company’s collaborators. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, during the nine-month periods ended March 31, 2012 and March 31, 2011 the Company recorded $748,000 and $741,000, respectively, of expense related to excess inventory.  The Company recorded $286,000 of expense related to excess inventory during the three-month period ended March 31, 2011. There was no expense related to excess inventory recorded during the current three-month period, however, the Company recorded $34,000 of expense to write down certain raw material inventory to its net realizable value.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Options outstanding to purchase common stock	7,036	6,850	7,036	6,850

Common stock equivalents under treasury stock method	2,670	1,978	2,456	1,799

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2012, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Dividend	None	None	None	None
Volatility	58.91%	60.27%	59.76%	58.76%
Risk-free interest rate	1.41%	2.77%	2.19%	2.43%
Expected life (years)	7.1	7.3	7.1	7.2

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2012 and 2011 were $7.31 and $5.87 per share, respectively, and $9.03 and $5.44 per share for options granted during the nine months ended March 31, 2012 and 2011, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $2.3 million and $7.6 million during the three and nine months ended March 31, 2012, respectively, compared to stock compensation expense of $1.1 million and $4.0 million for the three and nine months ended March 31, 2011, respectively.

As of March 31, 2012, the estimated fair value of unvested employee awards was $13.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the nine months ended March 31, 2012, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 863,000 shares of common stock at prices ranging from $2.91 to $11.18 per share.  The total proceeds to the Company from these option exercises were approximately $4.0 million.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2012, net gains (losses) recognized on forward contracts were $9,000 and $(47,000), respectively, and are included in the accompanying consolidated statements of operations as other income, net. For the three and nine months ended March 31, 2011, net gains recognized on forward contracts were $43,000 and $197,000, respectively. As of March 31, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $353,000 (€262,000), all maturing on or before October 7, 2013. As of June 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.1 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three and nine months ended March 31, 2012, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2012 and 2011 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2012	2011	2012	2011
Amgen	38%	39%	33%	45%
Bayer HealthCare	24%	6%	14%	8%
Biotest	5%	19%	9%	10%
Novartis	22%	9%	14%	7%
Sanofi	5%	22%	27%	26%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for annual periods, and interim periods within those years, beginning on or after December 15, 2011. Early application is prohibited. The Company does not expect the adoption of these provisions to have a significant impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The Company does not expect the adoption of these provisions to have a significant impact on its financial statements.

B.            Collaborative Agreements

Roche

In May 2000, the Company granted Roche, through its Genentech unit, an exclusive license to the Company’s maytansinoid TAP technology for use with antibodies or other proteins that target HER2, such as trastuzumab.  Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2.  Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.  The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement.  The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement.  The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of any resulting products.  Total milestones are categorized as follows: development milestones — $13.5 million; and regulatory milestones — $30.5 million.  Through March 31, 2012, the Company has received and recognized $13.5 million in milestone payments related to T-DM1, which were all development milestones.  Roche began Phase II evaluation of T-DM1 in July 2007 and the Company received and recognized a $5 million milestone payment with this event.  Roche began Phase III evaluation of T-DM1 in February 2009 and the Company received and recognized a $6.5 million milestone payment with this event.  At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a regulatory milestone for marketing approval of T-DM1.  As this could occur first in either the U.S. or Europe, the next potential milestone due will be either $10.5 million with first approval in the U.S. or $5 million with first approval in Europe. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company has determined these milestones are not substantive.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid TAP technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech.  For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products.  The total milestones are categorized as follows: development milestones — $8 million; regulatory milestones — $20 million; and sales milestones — $10 million.  The Company has not received any milestone payments from these agreements through March 31, 2012.  Roche is responsible for the manufacturing, product development, and marketing of any products resulting from these licenses.  The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an Investigational New Drug (IND) application which will result in a $1 million payment being due.  At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.  Roche no longer has the right to take additional licenses under the right-to-test agreement.  The Company received a non-refundable upfront payment totaling $5 million for the eight-year term of the right-to-test agreement.  The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

Amgen

In September 2000, the Company entered into a ten-year right-to-test agreement with Abgenix, Inc., which was later acquired by Amgen.  The agreement provides Amgen with the right to (a) test the Company’s maytansinoid TAP technology with Amgen’s antibodies under a right-to-test, or research, license, (b) take options, with certain restrictions, to specified targets on either an exclusive or non-exclusive basis for specified option periods and (c) upon exercise of those options, take exclusive or non-exclusive licenses to use the Company’s maytansinoid TAP technology to develop and commercialize products for the specified targets on previously agreed-upon terms.  The Company received a $5 million upfront payment in September 2000.  Amgen no longer has the right to take additional options under the agreement, although multiple outstanding options remain in effect for the remainder of their respective option periods. For each exclusive development and commercialization license taken, the Company is entitled to receive an exercise fee of $1 million and up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones per development and commercialization license are categorized as follows: development milestones — $9 million; regulatory milestones — $20 million; and sales milestones — $5 million. Amgen is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

Under the right-to-test agreement, in September 2009 and November 2009, Amgen took two development and commercialization licenses and the Company received an exercise fee of $1 million for each license taken.  The Company has deferred each $1 million exercise fee and is recognizing these amounts as revenue ratably over the respective estimated periods of its substantial involvement.  In November 2011, the IND applications to the FDA for two compounds developed under the September 2009 and November 2009 development and commercialization licenses became active, which triggered two $1 million milestone payments to the Company. These payments are included in license and milestone fees for the nine months ended March 31, 2012. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.  The next potential milestone the Company will be entitled to receive under either of these development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

In September 2010, Amgen took a combination of exclusive and non-exclusive options with respect to specific targets.  For each option taken, Amgen paid the Company nominal option fees.  In March 2012, Amgen extended a number of these options for nominal extension fees and all other options lapsed.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products.  The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the right to use the Company’s TAP technology and its humanization technology in the creation of products developed to these targets.  The product candidates (targets) currently in development under the collaboration include SAR3419 (CD19), SAR566658 (DS6, also known as CA6), SAR650984 (CD38) and at least one earlier-stage compound that has yet to be disclosed. Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

For each of the targets included in the collaboration at this time, the Company is entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones — $7.5 million; and regulatory milestones — $14 million.  Through March 31, 2012, the Company has received and recognized an aggregate of $16 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million milestone payment related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the nine months ended March 31, 2012, as well as a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the nine months ended March 31, 2011.  At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.  The next potential milestone the Company will be entitled to receive with respect to each of SAR566658 and SAR650984 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due.  The next potential milestone the Company will be entitled to receive with respect to SAR3419 will be for initiation of a Phase III clinical trial, which will result in a $3 million payment being due.  The next potential milestone the Company will be entitled to receive for each of the unidentified targets will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due, or a preclinical milestone which will result in a $500,000 payment being due.  At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

In December 2006, the Company entered into a separate right-to-test agreement with Sanofi.  The agreement provides Sanofi with the right to (a) test the Company’s maytansinoid TAP technology with Sanofi’s antibodies to targets that were not included in the collaboration agreement described above under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s maytansinoid TAP technology to develop and commercialize products for the specified targets on the terms agreed upon at the inception of the right-to-test agreement.  For each development and commercialization license taken, the Company is entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones — $10 million; and regulatory milestones — $20 million.  No development and commercialization license has yet been taken under this agreement. Execution of the first license will entitle the Company to receive an exercise fee in the amount of $2 million.  Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

The Company received an aggregate of $4 million under the right-to-test agreement, of which $500,000 was received in December 2006 upon execution of the agreement, and $3.5 million of which was received in August 2008 upon Sanofi’s activation of its rights under the agreement. The right-to-test agreement had a three-year original term from the activation date and was renewed by Sanofi in August 2011for its final three-year term by payment of a $2 million fee. The Company has deferred the $2 million extension fee and is recognizing this amount as revenue over the period during which Sanofi can take an option for a development and commercialization license.

Biotest

In July 2006, the Company entered into a development and license agreement with Biotest AG.  The agreement grants Biotest exclusive rights to use the Company’s maytansinoid TAP technology to develop and commercialize therapeutic compounds to the target CD138.  Biotest is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.  The Company received a $1 million upfront payment upon execution of the agreement and could receive up to a total of $35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products.  The total milestones are categorized as follows: development milestones — $4.5 million; and regulatory milestones — $31 million.  The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest.  In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to the Company.  At the time of execution of this agreement, there was significant uncertainty as to whether this received and recognized milestone would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, this milestone was deemed substantive.  The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due.  At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product, this milestone was deemed substantive.

The agreement also provides the Company with the right to elect, at specific stages during the clinical evaluation of any compound created under the agreement, to participate in the United States development and commercialization of that compound in lieu of receiving the milestone payments not yet earned and royalties on sales in the United States.  The Company can exercise this right during an exercise period specified in the agreement by notice and payment to Biotest of a $15 million opt-in fee.  Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the United States along with the profit, if any, from product sales in the United States.

Bayer HealthCare

In October 2008, the Company entered into a development and commercialization license agreement with Bayer HealthCare. The license grants Bayer HealthCare exclusive rights to use the Company’s maytansinoid TAP technology to develop and commercialize products to the mesothelin target. Bayer HealthCare is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $4 million upfront payment upon execution of the agreement, and—for each product developed and marketed by Bayer HealthCare under this development and commercialization license—the Company is entitled to receive up to a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones — $16 million; regulatory milestones — $44.5 million; and sales milestones — $110 million. Through March 31, 2012, the Company has received and recognized an aggregate of $3 million in milestone payments under this agreement. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, this milestone was deemed substantive.

The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer HealthCare was able to accomplish this without significant reliance on the Company, and considering that the Company’s expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believes its period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company is recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $856,000 for the nine months ending March 31, 2012 and $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Novartis

In October 2010, the Company entered into a three-year right-to-test agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis).  The agreement provides Novartis with the right to (a) test the Company’s TAP technology with Novartis’ antibodies under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement may be extended by Novartis for up to two additional one-year periods by payment of additional consideration.  The terms of the right-to-test agreement require Novartis to exercise its options for the development and commercialization licenses by the end of the term of the research license.  The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones are categorized as follows: development milestones — $22.5 million; regulatory milestones — $77 million; and sales milestones — $100 million.  No development and commercialization license has yet been taken under this agreement.  Execution of the first license will entitle the Company to receive an exercise fee in the amount of $1 million.  The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis.  Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

In accordance with ACS 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right-to-test agreement.  The significant deliverables were determined to be the right-to-test, or research, license, the exclusive development and commercialization licenses, rights to future technological improvements, and the research services.  The options to obtain development and commercialization licenses in the right-to-test agreement were determined not to be substantive and, as a result, the exclusive development and commercialization licenses were considered deliverables at the inception of the right-to-test agreement.  Factors that were considered in determining the options were not substantive included (i) the overall objective of the agreement was for Novartis to obtain development and commercialization licenses, (ii) the size of the exercise fee of $1 million for each development and commercialization license obtained is not significant relative to the $45 million upfront payment that was due at the inception of the right-to-test agreement, (iii) the limited economic benefit that Novartis could obtain from the right-to-test agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the lack of economic penalties as a result of exercising the options.

The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the research license and the limited economic benefit Novartis would derive if they did not obtain any development and commercialization licenses.  The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements and the research services.  The rights to future technological improvements and the research services are considered separate units of accounting as each of these was determined to have stand-alone value.  The rights to future technological improvements have stand-alone value as Novartis would be able to use those items for its intended purpose without the undelivered elements.  The research services have stand-alone value as similar services are sold separately by other vendors.  The estimated selling prices for these units of accounting were determined based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by Novartis, and the nature of the research services to be performed for Novartis and market rates for similar services.  The arrangement consideration (which is comprised of the $45 million upfront payment, the exercise fee for each license, and the expected fees for the research services to be provided under the arrangement) was allocated to the deliverables based on the relative selling price method.  The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Novartis upon Novartis’ exercise of its options to such licenses.  At the time the first development and commercialization license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license.  The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize products pursuant to the license plus the estimated royalty term.  The Company will be required to reassess the estimated term at each subsequent reporting period.  The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related development and commercialization license revenue except that it will be within the term of the research license.  The Company will recognize research services revenue as the related services are delivered.

No license revenue has been recognized related to the right-to-test agreement through March 31, 2012 as the options to take development and commercialization licenses were not considered to be substantive and no development and commercialization licenses have been taken.  Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at March 31, 2012.

Lilly

In December 2011, the Company entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly).  The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to specified targets for specified option periods, (b) test the Company’s maytansinoid TAP technology with Lilly’s antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options, take exclusive licenses to use the Company’s maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement.  The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license.  The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.  For each subsequent development and commercialization license taken, the Company is entitled to receive an exercise fee in the amount of $2 million and up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones are categorized as follows: development milestones — $30.5 million for the first development and commercialization license and $29 million for each subsequent license; regulatory milestones — $70 million; and sales milestones — $100 million. No development and commercialization license has yet been taken under this agreement.  The next payment the Company could receive would either be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license.  At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved.  In consideration of this, as well as the Company’s expected involvement in the research and manufacturing if these product candidates, this milestone was deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly.  Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right-to-test agreement.  The significant deliverables were determined to be the right-to-test, or research, license, the exclusive development and commercialization licenses, rights to future technological improvements, delivery of cytotoxic agents and the research services.  The options to obtain development and commercialization licenses in the right-to-test agreement were determined not to be substantive and, as a result, the exclusive development and commercialization licenses were considered deliverables at the inception of the right-to-test agreement.  Factors that were considered in determining the options were not substantive included (i) the overall objective of the agreement was for Lilly to obtain development and commercialization licenses, (ii) the size of the exercise fees of $2 million for each development and commercialization license taken beyond the first license is not significant relative to the $20 million upfront payment that was due at the inception of the right-to-test agreement, (iii) the limited economic benefit that Lilly could obtain from the right-to-test agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the lack of economic penalties as a result of exercising the options.

The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the research license and the limited economic benefit Lilly would derive if they did not obtain any development and commercialization licenses.  The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements, the delivery of cytotoxic agents and the research services.  The rights to future technological improvements, delivery of cytotoxic agents and the research services are considered separate units of accounting as each of these was determined to have stand-alone value.  The rights to future technological improvements have stand-alone value as Lilly would be able to use those items for their intended purpose without the undelivered elements. The research services and cytotoxic agents have stand-alone value as similar services and products are sold separately by other vendors. The estimated selling prices for these units of accounting were determined based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by Lilly, market rates for the manufacture of cytotoxic agents, and the nature of the research services to be performed for Lilly and market rates for similar services.  The arrangement consideration (which is comprised of the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method.  The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Lilly upon Lilly’s exercise of its options to such licenses.  At the time the first license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license.  The Company estimates the term of development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term.  The Company will be required to reassess the estimated term at each subsequent reporting period.  The Company does not control when Lilly will exercise its options for development and commercialization licenses.  As a result, the Company cannot predict when it will recognize the related development and commercialization license revenue except that it will be within the term of the research license.  The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

No license revenue has been recognized related to this agreement through March 31, 2012 as the options to take development and commercialization licenses were not considered to be substantive and no development and commercialization licenses have been delivered.  Accordingly, the entire $20 million upfront payment is included in long-term deferred revenue at March 31, 2012.

Additional information on the agreements the Company has with these companies, as well as other companies, is described elsewhere in this Quarterly Report and in the Company’s 2011 Annual Report on Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2012, the Company recorded approximately $18,000 and $22,000 in expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $(3,000) in expense reduction recorded during both the three and nine months ended March 31, 2011, respectively. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. Pursuant to the 2001 Plan, in November 2011, the Company paid a retiring director approximately $115,000 to settle outstanding stock units.

Compensation Policy for Non-Employee Directors

During the three and nine months ended March 31, 2012, the Company recorded approximately $67,000 and $236,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $93,000 and $242,000 in compensation expense recorded during the three and nine months ended March 31, 2011, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control. Pursuant to the Compensation Policy for Non-Employee Directors, in November 2011, the Company issued two retiring directors an aggregate 46,298 shares of common stock of the Company to settle outstanding deferred share units.

In September 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 33,187 and 49,688 options during the nine months ended March 31, 2012 and 2011, respectively, and the related compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.    Cash and Cash Equivalents

As of March 31, 2012 and June 30, 2011, the Company held $175.3 million and $191.2 million, respectively, in cash, U.S. Government treasury bills and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

Effective April 2012, the Company entered into a sublease agreement for the rental of 7,310 square feet of laboratory and office space at 830 Winter Street, Waltham, MA from Histogenics Corporation. The initial term of the sublease is for three years with a conditional option for the Company to extend the lease through October 2017.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

At March 31, 2012, the Company also leases a facility consisting of 43,850 square feet in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2012 (three months remaining)	$1,557
2013	6,229
2014	6,318
2015	6,435
2016	6,207
Thereafter	22,430
Total minimum lease payments	$49,176
Total minimum rental payments from sublease	(1,866)
Total minimum lease payments, net	$47,310

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2012, the maximum amount that may be payable in the future under such arrangements is approximately $43.0 million.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express a particular target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the TAP compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Eli Lilly and Company, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2011 Annual Report on Form 10-K

Amgen—In September 2000, we entered into a ten-year right-to-test agreement with Abgenix, Inc. which was later acquired by Amgen.  The agreement provides Amgen with the right to (a) test our maytansinoid TAP technology with Amgen’s antibodies under a right-to-test, or research, license, (b) take options, with certain restrictions, to specified targets on either an exclusive or non-exclusive basis for specified option periods and (c) upon exercise of those options, take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for the specified targets on previously agreed-upon terms.

Under the right-to-test agreement, in September 2009 and November 2009, Amgen took two development and commercialization licenses and we received an exercise fee of $1 million for each license taken. We have deferred each $1 million exercise fee and are recognizing these amounts as revenue ratably over the respective estimated periods of our substantial involvement. For each development and commercialization license taken, we are entitled to receive an exercise fee of $1 million and up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products.  In November 2011, the Investigational New Drug (IND) applications for two compounds developed under the September 2009 and November 2009 development and commercialization licenses became active, which triggered two $1 million milestone payments to us. These payments are included in license and milestone fees for the nine months ended March 31, 2012.

Sanofi—In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide commercialization rights to new antibody-based products directed to targets that are included in the collaboration.  For each of the targets included in the collaboration at this time, we are entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Through March 31, 2012, we have received and recognized an aggregate of $16 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $3 million milestone payment earned related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the nine months ended March 31, 2012, as well as a $1 million milestone payment earned in September 2010 related to the initiation of a Phase I clinical trial for SAR566658, which is included in license and milestone fee revenue for the nine months ended March 31, 2011.

In December 2006, we entered into a separate right-to-test agreement with Sanofi.  The agreement provides Sanofi with the right to (a) test our maytansinoid TAP technology with Sanofi’s antibodies to targets that were not included in the collaboration agreement described above under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified time periods and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for the specific targets on the terms agreed upon at the inception of the right-to-test agreement. We are entitled to receive an exercise fee and milestone payments potentially totaling $32 million under each development and commercialization license taken under the right-to-test agreement, as well as royalties on the commercial sales of any resulting products. We are also entitled to manufacturing payments for any materials made on behalf of Sanofi. We received an aggregate of $4 million under the right-to-test agreement, of which $500,000 was received in December 2006 upon execution of the agreement, and $3.5 million of which was received in August 2008 upon Sanofi’s activation of its rights under the agreement. The right-to-test agreement had a three-year original term from the activation date and was renewed by Sanofi in August 2011for its final three-year term by payment of a $2 million fee. We have deferred the $2 million extension fee and are recognizing this amount as revenue over the period during which Sanofi can take an option for a development and commercialization license.

Bayer HealthCare— In October 2008, we entered into a development and commercialization license agreement with Bayer HealthCare. The license grants Bayer HealthCare exclusive rights to use our maytansinoid TAP technology to develop and commercialize products to the mesothelin target. Bayer HealthCare is responsible for the manufacturing, product development and marketing of any products resulting from the license. We received a $4 million upfront payment upon execution of the agreement, and—for each product developed and marketed by Bayer HealthCare under the development and commercialization license—we are entitled to receive up to a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Through March 31, 2012, we have received and recognized an aggregate of $3 million in milestone payments under this agreement.

We had previously deferred the $4 million upfront payment received and were recognizing this amount as revenue ratably over the estimated period of substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate.  In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility.  Considering that Bayer was able to accomplish this without significant reliance on us, and considering that our expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, we believe our period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, we are recognizing the balance of the upfront payment as revenue ratably through September 2012.  This change in estimate results in an increase to license and milestone fees of approximately $856,000 for the nine months ending March 31, 2012 and $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to our previous estimate.

Lilly - In December 2011, we entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly). The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to specified targets for specified option periods, (b) test our maytansinoid TAP technology with Lilly’s antibodies directed to the optioned targets under a right-to-test, or research, license. and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement.  The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license. We received a $20 million upfront payment in connection with the execution of the right-to test agreement, and for each development and commercialization license for an antigen target, we are entitled to receive exercise fees and milestone payments totaling up to approximately $200 million, plus royalties on the commercial sales of any resulting products. The actual milestone and royalty payments due to us will be based upon the terms of the development and commercialization license applicable to the exercise of each option. We also are entitled to receive payments for research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

No license fee revenue has been recognized related to this agreement through March 31, 2012 because none of the delivered elements, primarily the research license, had stand-alone value. We expect to begin to record license fee revenue upon delivery of development and commercialization licenses to Lilly upon Lilly’s exercise of its options to such licenses. We do not control when, or if, Lilly will exercise its options for development and commercialization licenses. As a result, we cannot predict when we will recognize license fee revenue. Accordingly, the entire $20 million upfront payment is included in long-term deferred revenue at March 31, 2012.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2012, we had approximately $175.3 million in cash and cash equivalents compared to $191.2 million in cash, cash equivalents and marketable securities as of June 30, 2011.

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

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our TAP technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition — Milestone Method,” in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2012, we had the following two types of agreements with the parties identified below:

•                                          Exclusive development and commercialization licenses to use our TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (referred to herein as single-target licenses, as distinguished from our right-to-test agreements described elsewhere):

Amgen (two single-target licenses)

Bayer HealthCare (one single-target license)

Biotest (one single-target license)

Roche, through its Genentech unit (five single-target licenses)

Sanofi (license to multiple individual targets)

•                                          Option/research agreement for a defined period of time to secure development and commercialization licenses to use our TAP technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

Amgen

Sanofi

Novartis

Eli Lilly and Company

There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to us.

Exclusive Licenses

The deliverables under an exclusive license agreement generally include the exclusive license to our TAP technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of trastuzumab emtansine (T-DM1), however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis.  Royalty rates may vary over the royalty term depending on our intellectual property rights. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements.  We do not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, we cannot predict when we will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the exclusive license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If we conclude that the license has stand alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our TAP technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value.  Prior to the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010, we determined that our licenses lacked stand-alone value and were combined with other elements of the arrangement and any amounts associated with the license were deferred and amortized over a certain period, which we refer to as our period of substantial involvement.  The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Historically our involvement with the development of a collaborator’s product candidate has been significant at the early stages of development, and lessens as it progresses into clinical trials. Also, as a drug candidate gets closer to commencing pivotal testing our collaborators have sought an alternative site to manufacture its product, as our facility does not produce pivotal or commercial drug product. Accordingly, we generally estimate this period of substantial involvement to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of substantial involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.  Subsequent to the adoption of ASU No. 2009-13, we determined that our research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

Upfront payments on single-target licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone value from the undelivered elements, which generally include rights to future technological improvements, research services, delivery of cytotoxic agents and the manufacture of preclinical and clinical materials.

We recognize revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable.  We recognize revenue related to the rights to future technological improvements over the estimated term of the applicable license.

We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials for them at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below our full cost, and our full cost is not expected to ever be below our contract selling prices for our existing collaborations.

We may also produce research material for potential collaborators under material transfer agreements. Additionally, we perform research activities, including developing antibody specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. We record amounts received for research materials produced or services performed as a component of research and development support revenue. We also develop conjugation processes for materials for later stage testing and commercialization for certain collaborators. We are compensated at negotiated rates and may receive milestone payments for developing these processes which are recorded as a component of research and development support revenue.

Our license agreements have milestone payments which for reporting purposes are aggregated into three categories: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones.  Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases.  Regulatory milestones are typically payable upon submission for marketing approval with the FDA or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications.  Sales milestones are typically payable when annual sales reach certain levels.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone.  This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.  We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Non-refundable development and regulatory milestones that are expected to be achieved as a result of our efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met.  Milestones that are not considered substantive because we do not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to (a) test our TAP technology for a defined period of time through a right-to-test, or research, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms.  Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

The accounting for right-to-test agreements is dependent on the nature of the option granted to the collaborative partner.  Options are considered substantive if, at the inception of a right-to-test agreement, we are at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses.  Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

For right-to-test agreements where the options to secure development and commercialization licenses to our TAP technology are considered substantive, we do not consider the development and commercialization licenses to be a deliverable at the inception of the agreement.  For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure a development and commercialization license are considered substantive, we have deferred the upfront payments received and recognize this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, we attribute the exercise fee to the development and commercialization license.  Upon exercise of an option to acquire a development and commercialization license, we would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with our accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of our right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

For right-to-test agreements where the options to secure development and commercialization licenses to our TAP technology are not considered substantive, we consider the development and commercialization license to be a deliverable at the inception of the agreement and apply the multiple-element revenue recognition criteria to determine the appropriate revenue recognition.  None of our right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 has been determined to contain non-substantive options.

We do not directly control when any collaborator will exercise its options for development and commercialization licenses. As a result, we cannot predict when it will recognize revenues in connection with any of the foregoing.

There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2012 and 2011

Revenues

Our total revenues for the three months ended March 31, 2012 and 2011 were $3.3 million and $5.2 million, respectively. The $1.9 million decrease in revenues in the three months ended March 31, 2012 from the same period in the prior year is attributable to a decrease in research and development support revenue and clinical materials revenue, partially offset by an increase in license and milestone fees, all of which are discussed below.

Research and development support revenue was $1.3 million for the three months ended March 31, 2012 compared with $2.2 million for the three months ended March 31, 2011. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2012	2011
Collaborative Partner:
Amgen	$277	$984
Bayer HealthCare	20	172
Biotest	132	336
Lilly	164	—
Novartis	723	479
Sanofi	4	52
Other	—	167
Total	$1,320	$2,190

Revenues from license and milestone fees for the three months ended March 31, 2012 increased $141,000 to $999,000 from $858,000 in the same period ended March 31, 2011.  The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2012	2011
Collaborative Partner:
Amgen	$279	$299
Bayer HealthCare	521	154
Biotest	32	32
Centocor	—	14
Sanofi	167	359
Total	$999	$858

Deferred revenue of $73.1 million as of March 31, 2012 primarily represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment received from Lilly during the current quarter and a $45 million upfront payment received from Novartis during fiscal 2011, both of which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials revenue decreased $1.2 million in the three months ended March 31, 2012, to $933,000 from $2.2 million in the three months ended March 31, 2011. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2012 increased $1.1 million to $16.9 million from $15.8 million for the three months ended March 31, 2011. The increase was primarily due to (i) lower overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; (ii) increased clinical trial costs; and (iii) increased salaries and related expenses due primarily to additional headcount and higher stock compensation cost. The number of our research and development personnel increased to 212 as of March 31, 2012 compared to 197 at March 31, 2011. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of annual options granted. Partially offsetting these increases, during the current period there was a decrease in cost of clinical materials revenue related to decreased orders of such clinical materials from our partners due to timing of supply requirements. A more detailed discussion of research and development expense in the period follows.

We are unable to accurately estimate which potential product candidates, if any, will eventually move into our internal preclinical research program. We are unable to reliably estimate the costs to develop these products as a result of the uncertainties related to discovery research efforts as well as preclinical and clinical testing. Our decision to move a product candidate into the clinical development phase is predicated upon the results of preclinical tests. We cannot accurately predict which, if any, of the discovery stage product candidates will advance from preclinical testing and move into our internal clinical development program. The clinical trial and regulatory approval processes for our product candidates that have advanced or that we intend to advance to clinical testing are lengthy, expensive and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may not ever result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or prevent our obtaining necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other factors, the clinical indications, the timing, size and design of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found to be ineffective or to cause unacceptable side effects during clinical trials, may take longer to progress through clinical trials than anticipated may fail to receive necessary regulatory approvals or may prove impractical to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2012	2011
Research	$4,070	$3,925
Preclinical and Clinical Testing	5,665	4,198
Process and Product Development	1,736	1,773
Manufacturing Operations	5,462	5,867
Total Research and Development Expense	$16,933	$15,763

Research:  Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the three months ended March 31, 2012 increased $145,000 compared to the three months ended March 31, 2011. This increase is primarily the result of an increase in salaries and related expenses and an increase in disposables used in research activities, partially offset by decreased contract service expense due to less outsourced research-related studies for potential new compounds conducted during the current period.

Preclinical and Clinical Testing:  Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2012 increased $1.5 million to $5.7 million compared to $4.2 million for the three months ended March 31, 2011. This increase is primarily the result of (i) an increase in salaries and related expenses, including higher stock compensation cost; (ii) an increase in clinical trial costs due to site expansion and higher patient enrollment for the IMGN901 studies, start-up costs for the IMGN853 trial and increased data management costs for the IMGN388 trial; and (iii) an increase in contract service expense related to in vivo studies conducted for a pre-IND product candidate and a potential new linker and a cytotoxic agent during the period.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2012, total development expenses decreased $37,000 compared to the three months ended March 31, 2011. This decrease is primarily the result of a decrease in contract service expense, partially offset by an increase in salaries and related expenses.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2012, manufacturing operations expense decreased $405,000 to $5.5 million compared to $5.9 million in the same period last year. The decrease in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily the result of a decrease in cost of clinical materials revenue related to decreased orders of such clinical materials from our partners. Partially offsetting this decrease, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators decreased and salaries and related expense increased during the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 increased $471,000 to $5.0 million compared to $4.6 million for the three months ended March 31, 2011. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of annual options granted.

Other Income, net

Other income, net for the three months ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended March 31,
Other Income, net	2012	2011
Interest Income	$18	$56
Other Income, net	15	43
Total Other Income, net	$33	$99

Comparison of Nine Months ended March 31, 2012 and 2011

Revenues

Our total revenues for the nine months ended March 31, 2012 and 2011 were $13.4 million and $12.8 million, respectively. The $605,000 increase in revenues in the nine months ended March 31, 2012 from the same period in the prior year is attributable to an increase in license and milestone fees, partially offset by a decrease in research and development support revenue and clinical materials revenue, all of which are discussed below.

Research and development support revenue was $3.3 million for the nine months ended March 31, 2012 compared with $5.7 million for the nine months ended March 31, 2011. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2012	2011
Collaborative Partner:
Amgen	$818	$3,332
Bayer HealthCare	27	415
Biotest	436	606
Lilly	171	—
Novartis	1,867	844
Sanofi	14	124
Other	—	369
Total	$3,333	$5,690

Revenues from license and milestone fees for the nine months ended March 31, 2012 increased $4.7 million to $8.2 million from $3.5 million in the same period ended March 31, 2011.  Included in license and milestone fees for the nine months ended March 31, 2012 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to clinical milestones achieved under our license agreements with Amgen. Included in license and milestone fees for the nine months ended March 31, 2011 was a $1 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 achieved under the collaboration agreement with Sanofi. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2012	2011
Collaborative Partner:
Amgen	$2,879	$823
Bayer HealthCare	1,318	462
Biogen Idec	270	28
Biotest	97	97
Centocor	19	48
Sanofi	3,628	2,076
Total	$8,211	$3,534

Clinical materials revenue decreased $1.7 million in the nine months ended March 31, 2012, to $1.9 million from $3.6 million in the nine months ended March 31, 2011. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2012 increased $4.5 million to $49.7 million from $45.2 million for the nine months ended March 31, 2011. The increase was primarily due to (i) increased contract service expenses to advance our linkers and internal product candidates; (ii) increased clinical trial costs (iii) lower overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (iv) increased salaries and related expenses due primarily to additional headcount and higher stock compensation cost. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of annual options granted.  Partially offsetting these increases, during the current period there was a decrease in cost of clinical materials revenue related to decreased orders of such clinical materials from our partners due to timing of partner supply requirements and a decrease in antibody development and supply expense due to timing of internal supply requirements.  A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2012	2011
Research	$12,458	$11,156
Preclinical and Clinical Testing	15,538	11,871
Process and Product Development	5,303	5,363
Manufacturing Operations	16,354	16,802
Total Research and Development Expense	$49,653	$45,192

Research:  Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the nine months ended March 31, 2012 increased $1.3 million compared to the nine months ended March 31, 2011. This increase is primarily the result of an increase in salaries and related expenses.

Preclinical and Clinical Testing:  Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2012 increased $3.6 million to $15.5 million compared to $11.9 million for the nine months ended March 31, 2011. This increase is primarily the result of (i) an increase in salaries and related expenses; (ii) an increase in contract service expense related to in vivo studies conducted for IMGN853, a pre-IND product candidate and a potential new linker and a cytotoxic agent during the period; and (iii) an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 studies and start-up costs for the IMGN529 and IMGN853 trials. Partially offsetting these increases, consulting service expense decreased due primarily to a decrease in third-party regulatory assistance required during the current period due to the addition of internal resources.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2012, total development expenses decreased $60,000 compared to the nine months ended March 31, 2011. This decrease is primarily the result of a decrease in contract service expense, partially offset by an increase in salaries and related expenses.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2012, manufacturing operations expense decreased $448,000 compared to the same period last year. The decrease in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2012 is primarily the result of a decrease in antibody development and supply expense and a decrease in cost of clinical materials revenue related to decreased orders of such clinical materials from our partners. Partially offsetting these decreases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators decreased and salaries and related expense increased during the current period.  Also contract service expense increased during the period due primarily to greater linker development costs, increased fill/finish costs, particularly for IMGN388 and IMGN901, and increased stability and analytical testing of our internal antibodies.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2012 increased $3.1 million to $14.7 million compared to $11.6 million for the nine months ended March 31, 2011. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost and an increase in professional fees, particularly consulting fees and public reporting charges. The higher stock compensation costs in the current period are driven by higher stock prices and increases in the number of annual options granted.

Other Income, net

Other income, net for the nine months ended March 31, 2012 and 2011 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other Income, net	2012	2011
Interest Income	$40	$160
Net Realized Gains on Investments	—	341
Other (Expense) Income, net	(1)	1,369
Total Other Income, net	$39	$1,870

Net Realized Gains on Investments

During the nine months ended March 31, 2011, we sold the remaining marketable securities held in our investment portfolio, resulting in a net realized gain of $341,000.

Other (Expense) Income, net

During the nine months ended March 31, 2011, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	June 30,
	2012	2011
	(In thousands)
Cash and cash equivalents	$175,260	$191,206
Working capital	167,014	186,959
Shareholders’ equity	100,930	139,969

	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Cash (used for) provided by operating activities	$(18,115)	$5,943
Cash used for investing activities	(1,838)	(199)
Cash provided by financing activities	4,007	913

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of March 31, 2012, we had approximately $175.3 million in cash and cash equivalents. Net cash (used for) provided by operations was $(18.1) million and $5.9 million for the nine months ended March 31, 2012 and 2011, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. Cash used for operations for the nine months ended March 31, 2012 benefited from the $20 million upfront payment received from Lilly in January 2012 with the establishment of a technology access collaboration between the companies.  Cash provided by operations for the nine months ended March 31, 2011 benefited from the $45 million upfront payment received from Novartis in October 2010 with the establishment of a technology access collaboration between the companies.

Net cash used for investing activities was $(1.8) million and $(199,000) for the nine months ended March 31, 2012 and 2011, respectively, and primarily represents cash outflows for capital expenditures offset by cash inflows from the sales and maturities of marketable securities in the prior period. Capital expenditures, primarily for the purchase of new equipment, were $1.8 million and $1.5 million for the nine-month periods ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $4.0 million and $913,000 for the nine months ended March 31, 2012 and 2011, respectively, which represents proceeds from the exercise of approximately 863,000 and 190,000 stock options, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for annual periods, and interim periods within those years, beginning on or after December 15, 2011. Early application is prohibited. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The Company does not expect the adoption of these provisions to have a significant impact on our financial statements.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1*	Development and License agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG
10.2*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.
10.3*	Multi-Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company XBRL Instance Document
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Taxonomy Extension Schema
101.SCH**	XBRL Taxonomy Extension Calculation Linkbase
101.CAL**	XBRL Taxonomy Extension Definition Linkbase
101.DEF**	XBRL Taxonomy Extension Label Linkbase
101.LAB**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**

†	Furnished, not filed.

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

ImmunoGen, Inc.

Date: May 10, 2012	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)