Form 10-K
period 2012-06-30
IMMUNOGEN INC
filed 2012-08-29
CIK 855654

Use these links to rapidly review the document
ImmunoGen, Inc. Form 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Market, of voting stock held by non-affiliates at December 31, 2011: $886,501,851 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 21, 2012: 84,104,625 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 13, 2012 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2012 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

The Company

        We develop novel, targeted, antibody-based therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and be released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some TAP compounds, the antibody component also has anticancer activity of its own. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products.

        The most advanced compound with our TAP technology is trastuzumab emtansine, often referred to as T-DM1, which is in global development by Roche through our collaboration with Genentech, a member of the Roche Group. Positive findings from the lead T-DM1 Phase III trial have been reported, and, in August 2012, Roche announced that it has submitted the T-DM1 marketing application in the U.S. and will submit it soon in Europe. Under the collaboration agreement, we are entitled to receive royalties on T-DM1 sales, if any, as well as milestone payments on defined regulatory events.

        We have three wholly owned clinical-stage product candidates—IMGN901, IMGN853, and IMGN529—and other TAP compounds in earlier stages of development. IMGN901 is a potential treatment for small-cell lung cancer, or SCLC, and other cancers that express CD56 and is in Phase II testing for the first-line treatment of SCLC. IMGN853 is a potential treatment for ovarian cancer, non-small cell lung cancer, or NSCLC, and other cancers that over-express its folate receptor target and began Phase I testing in mid-2012. IMGN529 is a potential treatment for non-Hodgkin's lymphoma, or NHL, and chronic lymphocytic leukemia and began Phase I testing in early 2012. We also have earlier stage compounds in development and expect to advance our next wholly owned compound to Investigational New Drug, or IND, application stage in mid-2013. In addition to our product programs, we continue to invest in our TAP technology, including the development of additional cytotoxic agents and engineered linkers, to maintain a leadership position in our field.

        Part of our business model is to establish collaborations with other companies in order to provide us with cash and revenue short term and potential significant value long term. Collaborations also help expand the utilization of our TAP technology. Our current collaborative partners are: Amgen Inc., Bayer HealthCare (a subgroup of Bayer AG), Biotest AG, Eli Lilly and Company, or Lilly, Novartis Institutes for BioMedical Research, Inc., or Novartis, Genentech, Inc. and Sanofi. These partners have certain rights to use our TAP technology to development anticancer therapies and have product candidates in clinical and/or preclinical testing. Eight compounds, including T-DM1, are in clinical testing through our collaborations.

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

Product Candidates

        There are eleven compounds in clinical trials through our own programs and our collaborations with other companies; these are listed in the table below. The results in early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that each of our or our collaborators' product candidates will advance or will demonstrate the level of safety and efficacy necessary to obtain regulatory approval.

Current Stage
Lead Compound in Development through a Collaborative Partner
Trastuzumab emtansine (T-DM1)	Registration
Compounds in Development by ImmunoGen
IMGN901 (lorvotuzumab mertansine)	Phase II
IMGN853	Phase I
IMGN529	Phase I
Other Compounds in Development through Collaborative Partners
SAR3419	Phase II
BT-062	Phase I
SAR650984*	Phase I
SAR566658	Phase I
BAY 94-9343	Phase I
First Amgen TAP compound "Amgen 1"	Phase I
Second Amgen TAP compound "Amgen 2"	Phase I

*
Non-conjugated or "naked" antibody therapeutic

Trastuzumab Emtansine (T-DM1)

        Trastuzumab emtansine, often referred to as T-DM1, is the most advanced compound in development using our TAP technology. T-DM1 consists of trastuzumab, which is the active component of Genentech's antibody therapeutic, Herceptin® (trastuzumab), with our DM1 cell-killing agent attached using our SMCC engineered linker. T-DM1 is in global development by Genentech's parent company, Roche, under a license with us.

        T-DM1 is in Phase III testing for the treatment of HER2+ metastatic breast cancer, or mBC, and in June 2012 Roche reported its plans to initiate registration trials evaluating it for early stage HER2+ breast cancer, or eBC. Roche also is initiating a trial evaluating T-DM1 for HER2+ gastric cancer.

  Evaluation for HER2+ mBC

        For HER2+ mBC previously treated with Herceptin and with a taxane—Roche's lead T-DM1 Phase III trial, EMILIA, compares T-DM1, used alone, with Tykerb® (lapatinib) used together with Xeloda® (capecitabine) to treat HER2+ mBC in patients who have previously received Herceptin with a taxane. EMILIA has two co-primary endpoints: progression-free survival, or PFS, and overall survival, or OS. Findings from EMILIA were reported in June 2012 at the American Society of Clinical Oncology, or ASCO, annual meeting. Among the findings reported was that treatment with T-DM1 significantly improved PFS compared to treatment with Tykerb plus Xeloda, with a hazard ratio of 0.65 (p<0.0001). As expected, the OS data were not mature at the time of this analysis. A sufficient number of events (deaths) had occurred to establish median OS in the Tykerb plus Xeloda treatment arm but not in the T-DM1 treatment arm, and longer follow up is required. The EMILIA data reported also included that fewer T-DM1-treated patients experienced Grade 3 or higher adverse events, which are severe adverse events, than the patients treated with Tykerb plus Xeloda. In August 2012, Roche announced that, in updated results, treatment with T-DM1 significantly improved OS compared to treatment with Tykerb plus Xeloda, and thus both of the co-primary endpoints of the EMILIA trial had now been met. Roche also disclosed that it has submitted a Biologics License Application, or BLA, for T-DM1 to the U.S. Food and Drug Administration, or FDA, and that it expects to soon submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA.

        For first-line treatment of HER2+ mBC—In July 2010, Roche began a Phase III trial, MARIANNE, to assess T-DM1 for first-line treatment of HER2+ mBC. Current standard-of-care for this cancer is Herceptin used with a taxane, and MARIANNE compares T-DM1 to this treatment, both when used alone and when used with Roche's Perjeta® (pertuzumab) antibody. Roche intends to use MARIANNE results, if favorable, to apply in 2014 for approval of T-DM1 in the United States and Europe to treat this cancer, both used alone and used together with Perjeta.

        For HER2+ mBC previously treated with Herceptin and with Tykerb—Roche also has a Phase III trial, TH3RESA, underway assessing T-DM1 for this use. Patient dosing in this trial began in September 2011.

  Evaluation for HER2+ eBC

        In June 2012 Roche presented its three-pronged approach to developing T-DM1 for the treatment of HER2+ eBC: development for neoadjuvant use, for adjuvant use, and for patients with residual invasive disease following surgery. Roche has announced that it plans to initiate registration trials with T-DM1 in each of these uses in 2013.

Lorvotuzumab mertansine (IMGN901)

        Our most advanced wholly owned product candidate is the TAP compound lorvotuzumab mertansine, which we also call IMGN901. We developed IMGN901 to target CD56, which is found on SCLC, Merkel cell carcinoma, multiple myeloma, ovarian cancers, carcinoid tumors, and other cancers of neuroendocrine origin. In early clinical testing, IMGN901 demonstrated evidence of activity when used alone to treat CD56+ cancers that had recurred after treatment with approved anticancer drugs.

        We are evaluating IMGN901 for the first-line treatment of SCLC. Assuming this clinical trial is successful we intend to advance IMGN901 into pivotal clinical testing for this indication. We also are completing a Phase I clinical trial assessing IMGN901 for the treatment of multiple myeloma.

  Evaluation for SCLC

        In March 2012 we began Phase II evaluation of IMGN901, used in combination with etoposide/carboplatin (E/C), as a treatment for newly diagnosed metastatic SCLC. E/C is a current standard care for this cancer. Patients enrolled in this trial, called NORTH, are randomized to receive either E/C or E/C plus IMGN901, with two patients randomized to the E/C plus IMGN901 group for every one patient randomized to the E/C alone group. The IMGN901 dose being used in the NORTH trial was established in the Phase I part of this trial.

        The NORTH trial is designed to assess whether the addition of IMGN901 to E/C meaningfully improves patient outcomes. The primary endpoint of the NORTH trial is PFS. Secondary endpoints include PFS at 6 months, OS at 12 months, time to progression, OS, and overall response rate. An interim analysis focused on PFS at 6 months is planned after enrollment of the first 59 patients. The full NORTH trial is designed to include 120 patients.

  Evaluation for Multiple Myeloma

        IMGN901 is being assessed in a Phase I clinical trial for the treatment of multiple myeloma, used in combination with lenalidomide plus dexamethasone, a standard of care for this cancer. Promising data were presented at the ASCO meeting in June 2011 from the dose-finding portion of this clinical trial. Based on clinical findings to date, we believe IMGN901 is a promising treatment for multiple myeloma. However, because of the significant unmet medical need in SCLC, we have focused development on SCLC and currently have no plans to advance IMGN901 into pivotal testing for the treatment of multiple myeloma.

IMGN853

        Our IMGN853 TAP compound targets folate receptor 1, or FOLR1, which is over-expressed on many cases of ovarian cancer, or OC, and also on other types of solid tumors, including NSCLC. IMGN853 consists of a FOLR1-targeting antibody with one of our potent cell-killing agents attached using one of our linkers engineered to counteract the multi-drug resistance that many cancers develop.

        In July 2012 we advanced IMGN853 into clinical testing in a Phase I clinical trial intended to enable us to establish the path(s) to potential regulatory approval for IMGN853. The maximum-tolerated dose, or MTD, of IMGN853 will be established in the dose-escalation portion of this trial, which allows for single-patient cohorts at the initial, lower dose levels. Once the MTD is established, we plan to evaluate IMGN853 in patients with previously treated epithelial OC and in patients with previously treated adenocarcinoma NSCLC.

IMGN529

        Our IMGN529 TAP compound targets CD37, which is expressed on B-cell malignancies such as NHL and chronic lymphocytic leukemia. Scientists have found the expression profile of CD37 on NHL subtypes to be similar to that of CD20, the target of Rituxan® (rituximab).

        IMGN529 comprises an antibody that, in preclinical testing, has demonstrated meaningful anticancer activity, our DM1 cell-killing agent, and our SMCC engineered linker, thus paralleling T-DM1 in design. We believe IMGN529 is a highly differentiated product candidate for B-cell malignancies because it combines the anticancer activity of its antibody component with the actions of our potent cell-killing agent. In April 2012, we began Phase I clinical testing of IMGN529 for the treatment of NHL.

Compounds in Development by Our Partners

        In addition to T-DM1, seven other compounds are in clinical testing through our collaborations with other companies. Several of our collaborative partners also have TAP compounds in earlier stages of development, including our newest partners Novartis and Lilly.

SAR3419

        We created the SAR3419 TAP compound and licensed it to Sanofi from our preclinical pipeline as part of a broader collaboration. SAR3419 targets CD19 and is a potential new treatment for CD19-expressing B-cell malignancies including NHL and B-cell acute lymphoblastic leukemia, or B-ALL. In Phase I clinical testing, SAR3419 showed encouraging efficacy and tolerability in the treatment of NHL previously treated with approved anticancer agents. Sanofi initiated Phase II clinical testing of SAR3419 in October 2011 and is evaluating it for both diffuse large B-cell lymphoma, a type of NHL, and in B-ALL.

BT-062

        BT-062 was created by Biotest under a license agreement with us that grants Biotest rights to use our TAP technology with antibodies that target CD138, an antigen found on multiple myeloma and certain solid tumors. We have opt-in rights with respect to BT-062 in the United States. Encouraging early stage clinical data have been reported with BT-062 used as a single agent to treat multiple myeloma that had recurred after treatment with approved anticancer agents. In July 2012 Biotest began patient dosing in an early stage trial assessing BT-062 used as part of a combination regimen for this cancer. Biotest also is assessing BT-062 preclinically for the treatment of CD138-expressing solid tumors.

SAR650984 and SAR566658

        These compounds also were licensed to Sanofi preclinically as part of a broader collaboration, and both are in early stage clinical testing. SAR650984 is a CD38-targeting therapeutic antibody for hematological malignancies. SAR566658 is a TAP compound for DS6-expressing solid tumors, including ovarian cancers. DS6 is also known as CA6.

BAY 94-9343

        BAY 94-9343 was created by Bayer under a license agreement with us that grants Bayer rights to use our TAP technology with antibodies that target mesothelin. BAY 94-9343 advanced into Phase I clinical testing for the treatment of mesothelin-expressing solid tumors in September 2011.

Amgen 1 and Amgen 2

        Two TAP compounds that we refer to as Amgen 1 and Amgen 2 advanced into clinical testing in early 2012 through our collaboration with Amgen. Both compounds were created by Amgen under license agreements with us granting Amgen rights to use our TAP technology with antibodies binding to the targets of Amgen 1 and Amgen 2.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society estimates that in 2012 approximately 1.6 million new cases of cancer will be diagnosed in the U.S. and that approximately 577,000 people will die from the disease. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time and because patients often receive a number of drug regimens sequentially.

        T-DM1—Based on American Cancer Society and Roche estimates, we believe approximately 57,000 new cases of HER2+ breast cancer will be diagnosed in the U.S. in 2012. These include diagnoses for both early stage, or localized, disease and advanced, or metastatic, disease.

        The first approvals of T-DM1 are expected to be for metastatic disease. Based on information reported by Roche in late 2011, we believe that the metastatic HER2+ breast cancer market in the U.S. consists of approximately 21,100 patients: 7,800 eligible for first-line treatment; 5,900 eligible for second-line treatment; 4,300 eligible for third-line treatment; and 3,100 eligible for fourth-line treatment.

        IMGN901—We are assessing this compound in the clinic for the treatment of CD56+ SCLC and multiple myeloma. Based on our own studies and scientific literature, we believe that CD56 is expressed on approximately 89% of SCLC and 76% of multiple myeloma cases. Based on American Cancer Society estimates and other sources, we believe that approximately 29,400 new cases of SCLC will be diagnosed in the U.S. in 2012. SCLC tends to spread broadly through the body quite early in the course of the disease, and—according to the American Cancer Society—approximately two-thirds of SCLC patients have extensive disease at the time of diagnosis. Based on American Cancer Society estimates, we also believe that approximately 21,700 new cases of multiple myeloma will be diagnosed in the U.S. in 2012.

        IMGN853—We are assessing our IMGN853 compound for the treatment of epithelial ovarian cancer and adenocarcinoma NSCLC. Based on American Cancer Society estimates, we believe approximately 19,000 and 90,000 new cases of these cancers will be diagnosed in the U.S. in 2012, respectively.

        IMGN529—We are assessing our IMGN529 compound for the treatment of NHL. Based on American Cancer Society estimates, we believe approximately 70,000 new cases of NHL will be diagnosed in the U.S. in 2012.

Out-licenses and Collaborations

        We selectively out-license restricted access to our TAP technology to other companies to provide us with cash to fund our own product programs and to expand the utilization of our technology. These agreements typically provide the licensee with rights to use our TAP technology with any of its antibodies and apply them to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner's request. We are also compensated for preclinical and clinical materials supplied to our partners.

        We will not receive royalty payments from a TAP technology out-license until a product candidate developed under the license is approved for marketing and commercialized, nor do we expect to receive significant individual milestones payments under our existing collaborations prior to the commencement of pivotal clinical trials or, in some cases, product approval. Achievement of product approval requires, at a minimum, favorable completion of preclinical development and evaluation, assessment of early-stage clinical trials, advancement into pivotal Phase II and/or Phase III clinical testing, completion of this later-stage clinical testing with favorable results, and completion of regulatory submissions and review. The only collaboration that may provide us with royalty revenue and significant milestone payments in the foreseeable future is our collaboration with Roche relating to

T-DM1. Below is a table setting forth our active collaborations, the number of targets licensed and current status of the product candidates being developed thereunder:

Collaborator	Agreement Type	Effective Date(s)	Development Status[1]
Roche[2]	Multiple single-targets	2000	Registration
Amgen[3]	Right-to-test and single-targets	2000	Phase I
Sanofi	Multiple single-targets	2003	Phase II
Sanofi[4]	Right-to-test	2006	Research/Preclinical
Biotest	Single-target	2006	Phase I
Bayer HealthCare	Single-target	2008	Phase I
Novartis[4]	Right-to-test	2010	Research/Preclinical
Lilly[4]	Right-to-test	2011	Research/Preclinical

1
For collaborations involving multiple targets, development status denotes the most advanced program under the collaboration.

2
Roche has five single-target licenses. Pursuant to the license covering the target HER2, which was entered into in 2000, a product candidate, T-DM1, has been developed and Roche has submitted a marketing application for the compound. The remaining four licenses were entered into between 2005 and 2008, and the development status of product candidates under each of those licenses is research/preclinical.

3
Amgen has multiple outstanding exclusive and non-exclusive options providing it with the right to take single-target licenses, on pre-negotiated terms, to specified targets during the respective option periods. As of June 30, 2012, Amgen has taken two single-target licenses pursuant to the terms of its right-to-test agreement.

4
Sanofi, Novartis and Lilly each has the right to take multiple exclusive options providing it with the right to take single-target licenses, on pre-negotiated terms, to specified targets during the respective option periods.

Roche

        In May 2000, we granted Roche, through its Genentech unit, an exclusive development and commercialization license to our maytansinoid TAP technology for use with antibodies or other proteins that target HER2, such as trastuzumab. The product candidate T-DM1 is currently in development under this agreement. We received a $2 million upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus tiered royalties in the mid-single digits on the commercial sales of any resulting products. On an individual country basis, royalties on commercial sales will be reduced to the low-single digits at any time during the applicable royalty period that the product is not covered by ImmunoGen patent rights in that country.

        Roche may terminate this agreement for convenience at any time upon 90 days' prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Roche's royalty obligations. For each product and country, Roche's royalty obligations commence with the first commercial sale of that product in that country, and extend for a period of 10 years from the date of that first commercial sale in that country, although if the product

(or its manufacture, use or sale) is covered by an ImmunoGen patent in that country on such tenth anniversary, then the period during which royalties are payable is extended until 12 years from the date of the first commercial sale in that country.

        Through June 30, 2012, we have received and recognized a total of $13.5 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a regulatory milestone for marketing approval of T-DM1. As this could occur first in either the U.S. or Europe, the next potential milestone due will be either $10.5 million with first approval in the U.S. or $5 million with first approval in Europe.

Amgen

        In September 2000, we entered into a ten-year right-to-test agreement with Abgenix, Inc. which was later acquired by Amgen. The agreement provides Amgen with the right to (a) test our maytansinoid TAP technology with Amgen's antibodies under a right-to-test, or research, license, (b) take options, with certain restrictions, to individual targets selected by Amgen on either an exclusive or non-exclusive basis for specified option periods and (c) upon exercise of those options, take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products directed to the specified targets on previously agreed-upon terms. Amgen no longer has the right to take additional options under the right-to-test agreement, although multiple outstanding options remain in effect for the remainder of their respective option periods.

        For each exclusive development and commercialization license taken, we are entitled to receive an exercise fee of $1 million and up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        Amgen may terminate each development and commercialization license for convenience upon prior notice to us. Each license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, each license will continue in effect until the expiration of Amgen's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Amgen's royalty obligations commence with the first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in each development and commercialization license.

        Under the right-to-test agreement, in September 2009 and November 2009, we entered into two development and commercialization licenses with Amgen and received an exercise fee of $1 million with each license taken. In November 2011, the Investigational New Drug (IND) applications for two compounds developed under the separate development and commercialization licenses became active, which triggered two $1 million milestone payments to us. The next potential milestone we will be entitled to receive under either of these development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due.

Sanofi

  Collaboration Agreement

        In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the right to use our TAP technology and our humanization technology in the creation of products directed to these targets. The product candidates (targets) currently in development under the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed. For each of the targets included in the collaboration at this time, we are entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        The agreement may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Sanofi's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Sanofi's royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

        The collaboration agreement also provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow Sanofi to terminate our co-promotion rights if there is a change in control of our company.

        Through June 30, 2012, we have received and recognized a total of $16 million in milestone payments related to compounds covered under this agreement now and in the past, including a total of $8 million in milestone payments related to two product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets. The next potential milestone we will be entitled to receive with respect to each of SAR566658 and for SAR650984 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone we will be entitled to receive with respect to SAR3419 will be for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone we will be entitled to receive for each of the unidentified targets will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due, or a preclinical milestone which will result in a $500,000 payment being due.

  Right-to-Test Agreement

        In December 2006, we entered into a separate right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test our maytansinoid TAP technology with Sanofi's antibodies to targets that were not included in the collaboration agreement described above under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Sanofi for specified time periods and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The right-to-test agreement had a three-year original term from the activation date that was extended on a one-time basis by Sanofi in August 2011for an additional three years by payment of a $2 million extension fee.

        For each development and commercialization license taken, we are entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        Each development and commercialization license may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, each license will continue in effect until the expiration of Sanofi's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Sanofi's royalty obligations commence with the first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in each development and commercialization license. No development and commercialization license has yet been taken under the right-to-test agreement.

Biotest

        In July 2006, we granted Biotest an exclusive development and commercialization license to our maytansinoid TAP technology for use with antibodies that target CD138. The product candidate BT-062 is currently in development under this agreement. We received a $1 million upfront payment from Biotest upon execution of the agreement. We are also entitled to receive up to a total of $35.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        The agreement also provides us with the right to elect, at specific stages during the clinical evaluation of any compound created under the agreement, to participate in the United States development and commercialization of that compound in lieu of receiving the milestone payments not yet earned and royalties on sales in the United States. We can exercise this right during an exercise period specified in the agreement by notice and payment to Biotest of an agreed upon opt-in fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, we would share equally with Biotest the associated costs of product development and commercialization in the United States along with the profit, if any, from product sales in the United States.

        Biotest may terminate the agreement for convenience at any time prior to our election to participate in the U.S. development and commercialization of a compound created under this agreement upon prior notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Biotest's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Biotest's royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

        Through June 30, 2012, we have received and recognized a total of $500,000 in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due.

Bayer HealthCare

        In October 2008, we granted BayerHealthCare an exclusive development and commercialization license to our maytansinoid TAP technology for use with antibodies or other proteins that target mesothelin. The product candidate BAY 94-9343 is currently in development under this agreement. We received a $4 million upfront payment upon execution of the agreement. We are also entitled to receive, for each product developed and marketed by Bayer HealthCare under this agreement, up to a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        Bayer HealthCare may terminate the agreement for convenience at any time upon prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. We may also terminate the agreement upon the occurrence of specified events. Unless earlier terminated, the agreement will continue in effect until the expiration of Bayer HealthCare's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Bayer HealthCare's royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

        Through June 30, 2012, we have received and recognized a total of $3 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due.

Novartis

        In October 2010, we entered into a right-to-test agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with a right to (a) test our TAP technology with Novartis' antibodies directed to individual targets selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods, and (c) upon exercise of those options take exclusive licenses to use our TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial term of the right-to-test agreement is three years, which may be extended by Novartis for up to two additional one-year periods by the payment of additional consideration. Novartis must exercise its options for the development and commercialization licenses by the end of the term of the right-to-test agreement, after which any then outstanding options will lapse.

        We received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and we are also entitled to receive additional payments under the agreement for research and development activities performed on behalf of Novartis during the term of the agreement. For each development and commercialization license taken, we are entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        Novartis may terminate any development and commercialization license for convenience upon prior notice to us. Each license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, each development and commercialization license will continue in effect until the expiration of Novartis' royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Novartis' royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in each license. No development and commercialization license has yet been taken under the right-to-test agreement.

Lilly

        In December 2011, the Company entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly). The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test our maytansinoid TAP technology with Lilly's antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options take exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. Lilly must exercise its options for the development and commercialization licenses by the end of the term of the right-to-test agreement, after which any then outstanding options will lapse.

        We received a $20 million upfront payment in connection with the execution of the agreement, and we are also entitled to receive additional payments under the agreement for research and development activities performed under the agreement on behalf of Lilly during the term of the research license. For the first development and commercialization license taken, we are entitled to receive up to a total of $200.5 million in milestone payments, plus tiered royalties in the mid-single to low-double digits on the commercial sales of any resulting products. For each subsequent development and commercialization license taken, we are entitled to receive an exercise fee of $2 million and up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.

        Lilly may terminate any development and commercialization license for convenience upon prior notice to us. Each license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. We may also terminate the agreement upon the occurrence of specified events. Unless earlier terminated, each development and commercialization license will continue in effect until the expiration of Lilly's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Lilly's royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in each license. No development and commercialization license has yet been taken under the right-to-test agreement.

In-Licenses

        From time to time we may in-license certain rights to targets or technologies for use in conjunction with our internal efforts to develop TAP compounds and related technologies. These licenses include rights to certain antibodies. In exchange, we may be obligated to pay upfront fees, potential milestone payments and royalties on any product sales.

Patents, Trademarks and Trade Secrets

        Our intellectual property strategy centers on obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2012, our patent portfolio had a total of 381 issued patents worldwide and 438 pending patent applications worldwide that we own or license from third parties. We seek to protect our TAP technology and our product candidates through a multi-pronged approach. In this regard, we have patents and patent applications covering antibodies and other cell-binding agents, linkers, maytansinoid and other cell-killing agents, and complete antibody-drug conjugates, or immunoconjugates, comprising these components and methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various aspects of each product candidate.

        We consider our maytansinoid technology to be a key component of our overall corporate strategy. We currently own 34 issued U.S. patents covering various embodiments of our maytansinoid technology including claims directed to certain maytansinoids, antibody-maytansinoid conjugates and other cell-binding agents used with maytansinoids, and methods of making and using the same. In all cases, we have received or are applying for comparable patents in other jurisdictions including Europe and Japan. We have issued patents that cover numerous aspects of the manufacture of both our DM1 and DM4 cell-killing agents. These issued patents remain in force until various times between 2020 and 2026. We also have several composition of matter patents covering various aspects of our DM4 cell-killing agent and antibody-maytansinoid conjugates incorporating DM4 that are expected to remain in force until 2024-2025.

        Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, immunoconjugate formulations and the use of specific antibodies and immunoconjugates to treat certain diseases. In this regard, we have issued patents and pending patent applications related to many of our linker technologies. These issued patents, expiring in 2021-2027, and any patents which may issue from the patent applications, cover antibody-maytansinoid conjugates using these linkers. We also have issued U.S. patents and pending patent applications covering methods of assembling immunoconjugates from their constituent antibody, linker and cell-killing agent moieties. These issued patents will expire in 2021-2027, while any patents that may issue from pending patent applications also covering various aspects of these technologies will, if issued, expire between 2021 and 2032. We also have issued patents and pending patent applications related to monoclonal antibodies that may be a component of a TAP compound or may be developed as a therapeutic, or "naked," antibody anticancer compound. Among these patents is an issued U.S. patent claiming a method of humanizing murine antibodies to avoid their detection by the human immune system. We have received patents in other jurisdictions, including Europe and Japan,that correspond to our antibody humanization U.S. patent. These patents will expire between 2013 and 2014.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche and Bristol-Myers Squibb have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

        During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the End of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If this type of discussion occurred, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

        According to FDA guidance for industry on the SPA process, a sponsor which meets the prerequisites may make a specific request for a special protocol assessment and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated.

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

U.S. Review and Approval Processes

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

        NDAs or BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. Priority review for an NDA for a new molecular entity and original BLAs will be 6 months from the date that the NDA or BLA is filed. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

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

        The recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

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

        Pediatric exclusivity is another type of marketing exclusivity available in the U.S. The FDASIA made permanent the Best Pharmaceuticals for Children Act, or BPCA, which provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

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

        In February 2012, the FDA issued 3 draft guidance documents on biosimilar product development. The draft guidance documents are: "Scientific Considerations in Demonstrating Biosimilarity to a Reference Product," "Quality Considerations in Demonstrating Biosimilarity to a Reference Protein Product," and "Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009." The guidance documents provide FDA's current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA received public comments on the draft documents and intends to issue final guidance documents in the future. Nevertheless, the absence of a final guidance document does not prevent a sponsor for seeking licensure of a biosimilar under the BPCIA.

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

Expedited Review and Approval

        The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Post-Approval Requirements

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

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

Foreign Regulation

        In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

        Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more "concerned" member states based on an assessment of an application performed by one member state, known as the "reference" member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

        As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, is expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the United States Supreme Court recently upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of ACA and some members of Congress are still working to repeal ACA. These challenges add to the uncertainty of the changes enacted as part of ACA.

        In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to by significantly lower.

Research and Development Spending

        During each of the three years ended June 30, 2012, 2011 and 2010, we spent approximately $69.2 million, $63.5 million and $50.3 million, respectively, on research and development activities.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, DM1, DM4, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Boehringer Ingelheim, Cytovance Biologics LLC, SAFC, Inc. and Società Italiana Corticosteroidi S.r.l.

        In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is reimbursed by our collaborators based on the number of batches of preclinical and clinical materials produced on their behalf. Over the past few years, we have expanded and upgraded the capabilities of our manufacturing facility.

Employees

        As of June 30, 2012, we had 245 full-time employees, of whom 205 were engaged in research and development activities. Ninety-seven research and development employees hold post-graduate degrees, of which 45 hold Ph.D. degrees and six hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin® and Perjeta® are registered trademarks of Genentech. Xeloda® is a registered trademark of Hoffman-La Roche Inc. Tykerb® is a registered trademark of the GlaxoSmithKline group. Rituxan® is a registered trademark of Biogen Idec Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2012, we had an accumulated deficit of $504.0 million. For the years ended June 30, 2012, 2011, and 2010, we generated losses of $73.3 million, $58.3 million and $50.9 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest significant resources supporting our existing collaborators as they work to develop, test and commercialize TAP and other antibody compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. None of our or our collaborators' product candidates has generated any commercial revenue and our only revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners. We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital, including $94 million of net proceeds resulting from a public stock offering in July 2012, and expected future payments from our existing collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements through fiscal 2015. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources. We may need additional financing sooner due to a number of other factors as well, including:

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

        Our TAP technology yields novel product candidates for the treatment of cancer. To date, no TAP product candidate has obtained regulatory approval. Our TAP product candidates and/or our collaborators' TAP product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our TAP technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only two compounds that are a conjugate of an antibody and a cytotoxic small molecule that have obtained approval by the FDA and are based on technology similar to our TAP technology. One of these products was later taken off the market by its owner due to toxicity concerns. If our TAP technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer, or fails to obtain FDA approval, our business will be severely harmed.

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

If our product requirements for clinical trials are significantly higher than we estimated, the inability to procure additional antibody or fill/finish services in a timely manner could impair our ability to initiate or advance our clinical trials.

        We rely on third-party suppliers to manufacture antibodies used in our own proprietary compounds. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials. We also rely on third parties to convert the bulk drug substance we manufacture into filled and finished vials of drug product for clinical use. Unanticipated difficulties or delays in the fill/finish process could impair our ability to advance our clinical trials currently in process or initiate additional trials. There can be no assurance that we will not have supply problems that could delay or stop our clinical trials or otherwise could have a material adverse effect on our business.

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

        We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. The PPACA will also require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the PPACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the PPACA on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the PPACA. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

  •
  our/the marketer's and our collaborative partners' ability to gain acceptable reimbursement and the reimbursement policies of government and third- party payors; and

  •
  the quality of the distribution capabilities for product candidates, both ours and our collaborative partners.

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

        The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche and Bristol-Myers Squibb. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

        The Leahy-Smith America Invents Act was signed into law on September 16, 2011, but will not fully take effect until March 16, 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first-inventor-to-file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. While we cannot predict what form any new patent reform regulations ultimately may take, final governmental rule-making and case law interpreting the new statute could introduce new substantive rules, procedures and case law bases for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business and prospects.

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

        Pursuant to shelf registration statements filed with the Securities and Exchange Commission, in July 2012, we sold 6,250,000 shares of our common stock at $16.00 per share in a public offering resulting in gross proceeds of $100 million; in fiscal 2011, we sold 7,800,000 shares of our common stock at $12.00 per share in a public offering resulting in gross proceeds of $93.6 million; in fiscal 2010, we sold 10,350,000 shares of our common stock at $8.00 per share in a public offering resulting in gross proceeds of $82.8 million; and in fiscal 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million. Additionally, in fiscal 2008, a private investor purchased 7,812,500 shares of our common stock at $3.20 per share resulting in gross proceeds of $25 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decrease.

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

  •
  our reliance on third-party manufacturers to supply our maytansinoid cell-killing agents, DM1 and DM4, linkers, antibodies and perform fill/finish services;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 89,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The initial term of the 830 Winter Street lease expires on March 31, 2020, with an option for us to extend the lease for two additional five-year terms. In December 2009, we entered into a sublease, as sublessor, to rent 14,100 square feet of our original office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. Due to space requirements, in April 2012, we entered into a sublease agreement for the rental of 7,310 square feet of additional laboratory and office space at 830 Winter Street, Waltham, MA for an initial term of three years with a conditional option to extend through October 2017. We also lease approximately 43,850 square feet of space in Norwood, MA, which serves as our conjugate manufacturing facility and office space. The Norwood lease expires on June 30, 2018, with an option for us to extend the lease for an additional five-year term.

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

        Daniel M. Junius, age 60, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since 2009. Prior to that he served as our President and Chief Operating Officer and Acting Chief Financial Officer from July 2008 to December 2008, as our Executive Vice President and Chief Financial Officer from 2006 to July 2008, and as our Senior Vice President and Chief Financial Officer from 2005 to 2006. Prior to joining ImmunoGen in 2005, he served as Executive Vice President and Chief Financial Officer of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 2002 to 2004, and as Senior Vice President and Chief Financial Officer of NEBS from 1998 to 2002. Mr. Junius holds a Masters of Management from Northwestern University's Kellogg School of Management.

        John M. Lambert, Ph.D., age 61, joined ImmunoGen in 1987, and has served as our Executive Vice President, Research and Development and Chief Scientific Officer since July 2008. Prior to that he served as our Senior Vice President, Research and Development and Chief Scientific Officer from early 2008 to July 2008, as our Senior Vice President, Pharmaceutical Development, from 2000 to early 2008, as our Vice President, Research and Development, from 1994 to 2000, and as our Senior Director of Research from 1987 to 1994. Prior to joining ImmunoGen, Dr. Lambert was an assistant professor at Harvard Medical School working at the Dana-Farber Cancer Institute. Dr. Lambert holds a Ph.D. in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        James J. O'Leary, MD, age 48, joined ImmunoGen in 2008, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, Dr. O'Leary served as Senior Medical Director Clinical Oncology of Bayer Corporation, a pharmaceutical company, from 2006 to 2008. Prior to that, he served as Medical Director Clinical Oncology of Pfizer Global Research and Development, a pharmaceutical company, from 2003 to 2006, and as Assistant Medical Director Clinical Oncology of Pfizer from 2000 to 2003. Prior to that, he served as a Medical Reviewer, Division of Oncology Drug Products at the U.S. Food and Drug Administration from 1998 to 2000. Dr. O'Leary has a Doctor of Medicine degree from the State University of New York—Health Science Center at Brooklyn.

        Gregory D. Perry, age 52, joined ImmunoGen in 2009, and has served as our Executive Vice President and Chief Financial Officer since April 2011. Prior to that, he served as our Senior Vice President and Chief Financial Officer from 2009 to April 2011. Prior to joining ImmunoGen, he served as Chief Financial Officer of Elixir Pharmaceuticals, Inc., a pharmaceutical company, from 2007 to 2008. Prior to that, he served as Chief Financial Officer for Domantis Ltd., a biopharmaceutical company, in 2006, and as Senior Vice President, Finance and Chief Financial Officer of Transkaryotic Therapies, Inc., a biopharmaceutical company, from 2003 to 2005.

        Peter J. Williams, age 58, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date. Prior to joining ImmunoGen, he served as a Senior Director of Business Development at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from 2006 to August 2009. Prior to that, he served as Vice President of Business Development of Link Medicine Corporation, a drug development company, from 2005 to 2006. Prior to that, he acted as an independent business development consultant from 2003 to 2006. Prior to that, he served as a Senior Director of Business Development at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2003.

        Theresa G. Wingrove, Ph.D., age 54, joined ImmunoGen in January 2011, and has served as our Vice President, Regulatory Affairs since that date. Prior to joining ImmunoGen, she served as Vice President, Regulatory and Clinical Affairs, at Histogenics, Inc., a medical device company, from 2006 to January 2011. Prior to that, she served as Senior Director, Regulatory and Clinical Affairs, at MediSpectra, Inc., a medical device company, from 2000 to 2006. Prior to that, she served in various regulatory and clinical management capacities at Infusaid Inc., a subsidiary of Pfizer Inc., a pharmaceutical company, from 1988 to 1999. Dr. Wingrove holds a Ph.D. in biochemical toxicology from the University of Rochester School of Medicine and Dentistry, and completed her postdoctoral work at the University of Rochester Medical Center.

        Craig Barrows, age 57, joined ImmunoGen in 2007, and has served as our Vice President, General Counsel and Secretary since that date. Prior to joining ImmunoGen, he served as Vice President and General Counsel of Mercury Computer Systems, Inc., a manufacturer of high-performance digital signal and image processing systems, from 2005 to 2007. Prior to that, he served as Vice President, General Counsel and Secretary of New England Business Service, Inc. (NEBS), a supplier of business products and services to small businesses, from 1999 to 2004, and as General Counsel and Secretary of NEBS from 1998 to 1999.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$15.55	$9.42	$9.77	$5.16
Second Quarter	$14.44	$10.09	$9.94	$6.24
Third Quarter	$14.61	$11.38	$9.85	$8.26
Fourth Quarter	$16.74	$12.22	$13.58	$8.98

        As of August 13, 2012, the closing price per share of our common stock was $12.78, as reported by NASDAQ, and we had approximately 641 holders of record of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2012. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Total revenues	$16,357	$19,305	$13,943	$27,988	$40,249
Total operating expenses	89,614	79,493	65,178	59,804	74,361
Other (expense) income, net	(62)	1,914	58	(221)	2,119
(Benefit) provision for income taxes	—	—	(265)	(100)	27

Net loss	$(73,319)	$(58,274)	$(50,912)	$(31,937)	$(32,020)

Basic and diluted net loss per common share	$(0.95)	$(0.85)	$(0.87)	$(0.63)	$(0.75)

Basic and diluted weighted average common shares outstanding	76,814	68,919	58,845	51,068	42,969

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$160,938	$191,206	$110,298	$71,125	$47,871
Total assets	180,308	217,641	137,208	100,704	83,338
Shareholders' equity	83,890	139,969	102,048	66,857	55,299

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since our inception, we have been principally engaged in the development of novel, targeted antibody-based therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some TAP compounds, the antibody component also has anticancer activity of its own. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer product candidates. All of the TAP compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a naturally occurring substance called maytansine. We also use our expertise in antibodies and cancer biology to develop "naked," or non-conjugated, antibody anticancer product candidates.

        We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner's request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners include Amgen, Bayer HealthCare, Biotest, Eli Lilly and Company, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements can be found in this Form 10-K under Item 1. Business.

        To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2012, we had approximately $160.9 million in cash and cash equivalents compared to $191.2 million as of June 30, 2011.

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

  Revenue Recognition

        We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our TAP technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2012, we had the following two types of agreements with the parties identified below:

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

        Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator's request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator's request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of trastuzumab emtansine (T-DM1), however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis. Royalty rates may vary over the royalty term depending on our intellectual property rights. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements. We do not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, we cannot predict when we will recognize revenues in connection with any of the foregoing.

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

        Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value. Prior to the adoption of Accounting Standards Update (ASU) No. 2009-13, "Revenue Arrangements with Multiple Deliverables" on July 1, 2010, we determined that our licenses lacked stand-alone value and were combined with other elements of the arrangement and any amounts associated with the license were deferred and amortized over a certain period, which we refer to as our period of substantial involvement. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Historically our involvement with the development of a collaborator's product candidate has been significant at the early stages of development, and lessens as it progresses into clinical trials. Also, as a drug candidate gets closer to commencing pivotal testing our collaborators have sought an alternative site to manufacture its product, as our facility does not produce pivotal or commercial drug product. Accordingly, we generally estimate this period of substantial involvement to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. We believe this period of substantial involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, we reassess our periods of substantial involvement over which we amortize our upfront license fees and make adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use our technology to develop an alternative product candidate to the same target or a target substitute, we would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. Subsequent to the adoption of ASU No. 2009-13, we determined that our research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

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

        We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials for them at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below our full cost, and our full cost is not expected to ever be below our contract selling prices for our existing collaborations. During the fiscal years ended June 30, 2012, 2011 and 2010, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $85,000, $1.3 million, and $515,000, respectively. The majority of our costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials we produce is directly related to the number of clinical trials we and our collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable upon submission for marketing approval with the FDA or other countries' regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

        At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

  Right-to-Test Agreements

        The Company's right-to-test agreements provide collaborators the right to (a) test our TAP technology for a defined period of time through a right-to-test, or research, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or "take" licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is "taken"), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is "taken"), or (iv) some combination of all of these fees.

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

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal years 2012, 2011 and 2010, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $748,000, $1.7 million and $900,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. We also recorded $38,000 and $28,000 to write down certain raw material inventory to its net realizable value, which is also included in research and development expense for the years ended June 30, 2012 and 2010, respectively. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Reductions in collaborators' projections could indicate that we have additional excess raw material inventory and we would then evaluate the need to record further write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2012, the Company is authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2012, 2011 and 2010 was $9.9 million, $5.5 million and $4.2 million, respectively.

        Future stock-based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2012 were $16.4 million compared with $19.3 million and $13.9 million for the years ended June 30, 2011 and 2010, respectively. The $2.9 million decrease in revenues in fiscal year 2012 from fiscal year 2011 is attributable to lower revenues from research and development support and clinical materials revenue, partially offset by higher revenues from license and milestone fees, as discussed below. The $5.4 million increase in revenues in fiscal year 2011 from fiscal year 2010 is attributable to all revenue categories, as discussed below.

        Research and development support was $4.5 million for the year ended June 30, 2012, $7.3 million for the year ended June 30, 2011, and $5.4 million for the year ended June 30, 2010. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2012, 2011 and 2010 is included in the following table (in thousands):

	Year Ended June 30,
Research and Development Support	2012	2011	2010
Collaborative Partner:
Amgen	$1,011	$3,971	$3,470
Bayer HealthCare	27	452	96
Biogen Idec	—	2	186
Biotest	627	896	1,041
Lilly	250	—	—
Novartis	2,588	1,338	—
Roche	—	3	424
Sanofi	14	144	148
Other	—	450	—

Total	$4,517	$7,256	$5,365

        Revenue from license and milestone fees for the year ended June 30, 2012 increased approximately $2.8 million to $9.2 million from $6.4 million in the year ended June 30, 2011. Revenue from license and milestone fees for the year ended June 30, 2010 was $5.7 million. Included in license and milestone fees for the year ended June 30, 2012 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to clinical milestones achieved under our license agreements with Amgen. Also during the year ended June 30, 2012, Biogen Idec terminated its exclusive license to our TAP technology to develop and commercialize therapeutic compounds to the target Cripto and as a result, we recognized the remaining $270,000 of the $1 million upfront fee received from Biogen Idec upon execution of the license which had been previously deferred. Also, during fiscal 2012, we made a change in estimate to our period of substantial involvement as it relates to our exclusive license with Bayer HealthCare which resulted in an increase to license and milestone fees of $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to the Company's previous estimate. Included in license and milestone fees for the year ended June 30, 2011 were a $1.0 million milestone payment related to the initiation of Phase I clinical testing of SAR566658 by Sanofi and a $2.0 million milestone payment related to the IND filing of BAY 94-9343 by Bayer HealthCare. Included in license and milestone fees for the year ended June 30, 2010 were $1 million and $500,000 of preclinical milestones earned pursuant to our agreements with Bayer HealthCare and Sanofi, respectively, as well as a $1 million milestone related to the initiation of Phase I clinical testing of SAR650984 by Sanofi. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2012, 2011 and 2010 is included in the following table (in thousands):

	Year Ended June 30,
License and Milestone Fees	2012	2011	2010
Collaborative Partner:
Amgen	$3,118	$1,123	$689
Bayer HealthCare	1,839	2,615	1,616
Biogen Idec	270	28	157
Biotest	120	130	149
Roche	—	—	38
Sanofi	3,795	2,435	2,935
Other	19	62	114

Total	$9,161	$6,393	$5,698

        Deferred revenue of $72.1 million at June 30, 2012 represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment received from Lilly during fiscal 2012 and a $45 million upfront payment received from Novartis during fiscal 2011, which we have yet to earn pursuant to our revenue recognition policy.

        Clinical materials revenue decreased by approximately $3.0 million to $2.7 million in the year ended June 30, 2012 compared to $5.7 million in the year ended June 30, 2011. We earned clinical materials revenue of $2.9 million during the year ended June 30, 2010. During the years ended June 30, 2012, 2011 and 2010, we shipped clinical materials in support of a number of our collaborators' clinical trials, as well as preclinical materials in support of certain collaborators' development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. The decrease in clinical materials revenue in fiscal year 2012 as compared to fiscal year 2011 is primarily related to less clinical material shipped in support of one of our collaborator's trials due to larger scale material requirements being provided by another vendor, as well as less preclinical materials shipped during the year. The increase in clinical materials revenue in fiscal year 2011 as compared to fiscal year 2010 is primarily due to greater clinical material shipped in support of one of our collaborator's trials due to advancement of the trial, as well as shipments of preclinical and clinical material to a certain collaborator for future, planned clinical testing. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  development activities with contract manufacturers for the antibody component of our internal product candidates, linkers, and DM1, DM4 and their precursor, ansamitocin P3;

  •
  production costs for the supply of antibody for our internal product candidates, including fill/finish services;

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

        Research and development expense for the year ended June 30, 2012 increased $5.7 million to $69.2 million from $63.5 million for the year ended June 30, 2011. Research and development expense was $50.3 million for the year ended June 30, 2010. Research and development salaries and related expenses increased by $5.4 million in the year ended June 30, 2012 compared to the year ended June 30, 2010 and increased by $3.6 million in the year ended June 30, 2011 compared to the year ended June 30, 2010. The average number of our research personnel increased to 207 for the year ended June 30, 2012 compared to 192 for the year ended June 30, 2011. We had an average of 176 for the year ended June 30, 2010. Included in salaries and related expenses for the year ended June 30, 2012 is $5.3 million of stock compensation costs compared to $3.3 million and $2.7 million of stock compensation costs for fiscal years 2011 and 2010, respectively. The higher stock compensation costs in fiscal years 2012 and 2011 are driven by higher stock prices and increases in the number of annual options granted. Clinical trial costs increased $845,000 during fiscal year 2012 compared to fiscal year 2011 and increased $2.1 million in fiscal year 2011 compared to fiscal year 2010 due primarily to new trials initiated, increased site management costs driven from expanded sites and higher patient enrollment. Additionally, antibody development and supply expense increased $1.2 million during fiscal year 2012 compared to fiscal year 2011 and increased $2.6 million in fiscal year 2011 compared to fiscal year 2010 due to the advancement of our internal programs and timing of supply requirements.

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

        The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals, would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of our clinical trials, we are currently unable to estimate when, if ever, our product candidates that have advanced into clinical testing will generate revenues and cash flows.

        We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development Expense	2012	2011	2010
Research	$16,827	$15,208	$14,200
Preclinical and Clinical Testing	21,143	16,884	12,892
Process and Product Development	7,203	7,238	5,959
Manufacturing Operations	24,019	24,123	17,229

Total Research and Development Expense	$69,192	$63,453	$50,280

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $1.6 million to $16.8 million in fiscal year 2012 from fiscal year 2011 and $1.0 million to $15.2 million in fiscal year 2011 from fiscal year 2010. The increase in fiscal 2012 was principally due to an increase in salaries and related expenses. The increase in fiscal 2011 was principally due to an increase in salaries and related expenses and an increase in contract service expense related to various research studies conducted during the year for our IMGN901, IMGN529 and IMGN853 internal programs, as well as efficacy studies for potential new targets.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $4.2 million to $21.1 million in fiscal year 2012 from fiscal year 2011 and $4.0 million to $16.9 million in fiscal year 2011 from fiscal year 2010. The increases in fiscal years 2012 and 2011 were principally due to increases in salaries and related expenses and increases in clinical trial costs. The increase in clinical trial costs for fiscal 2012 was primarily the result of advancing two new wholly owned product candidates, IMGN529 and IMGN853, into clinical testing during the year. The increase was partially offset by lower costs incurred related to our IMGN901 and IMGN388 clinical programs due to completion of earlier-stage IMGN901 clinical trials and our returning the rights to IMGN388 to its originator. The increase in clinical trial costs for fiscal year 2011 was primarily the result of initiating a new IMGN901 study during the year, as well as increased site management costs driven from expanded sites and higher patient enrollment across IMGN901 studies.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses decreased $35,000 to $7.2 million in fiscal year 2012 from fiscal year 2011 and expenses increased $1.2 million to $7.2 million in fiscal year 2011 from fiscal year 2010. The decrease in fiscal year 2012 was primarily due to a decrease in contract service expense due to transferring responsibility for certain outsourced costs to the Manufacturing Operations segment, partially offset by an increase in salaries and related expenses. The increase in fiscal year 2011 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense due to increased outsourcing of certain release and stability testing of internal antibodies, particularly for IMGN529 and IMGN901.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators' preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense decreased $104,000 to $24.0 million in fiscal year 2012 from fiscal year 2011 and increased $6.9 million to $24.1 million in fiscal year 2011 from fiscal year 2010. The decrease in fiscal year 2012 was primarily the result of (i) a decrease in cost of clinical materials revenue due to decreased orders of such clinical materials from our partners and lower amounts of DMx written off as excess; (ii) a decrease in raw materials and disposables used in production due to timing and mix of manufacturing requirements; and (iii) a decrease in quality-related consultant fees due to internal resources being added to perform this work. Partially offsetting these decreases, (i) overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators decreased; (ii) antibody development and supply expense increased, driven primarily by IMGN853 and an earlier-stage program; (iii) contract service expense increased due to increased fill/finish costs for IMGN901 and IMGN853, greater linker development costs and increased release and stability testing of our internal antibodies (the cost of which was recorded in previous years within the Process and Product Development segment). The increase in fiscal year 2011 was primarily the result of (i) an increase in cost of clinical materials shipped to partners and greater amounts of DMx written off as excess; (ii) an increase in antibody development and supply expense driven primarily by our IMGN529 and IMGN853 programs; (iii) an increase in raw materials used in production due to increased manufacturing activity; (iv) an increase in contract service expense driven by increased master cell bank testing costs incurred for IMGN529 and IMGN853, as well as increased fill/finish costs incurred for IMGN901 and IMGN529; and (v) an increase in salaries and related expenses. Partially offsetting these increases, overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators increased.

        Antibody expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $4.9 million in fiscal year 2012, $3.7 million in fiscal year 2011, and $1.1 million in fiscal year 2010. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

        We expect that future research and development expenses will increase due to our continuing advancement of our internal product candidates through clinical trials, as well as expected increases in salaries and related expenses.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2012 increased $4.4 million to $20.4 million from $16.0 million for the year ended June 30, 2011. General and administrative expenses for the year ended June 30, 2010 were $14.9 million. The increase in fiscal year 2012 as compared to fiscal year 2011 was primarily due to an increase in salaries and related expenses, particularly stock compensation costs, an increase in patent expenses and an increase in professional service fees, including increased accounting, legal and public reporting fees. The increase in fiscal year 2011 as compared to fiscal year 2010 was primarily due to an increase in patent expenses and an increase in salaries and related expenses driven by higher stock compensation costs, partially offset by a decrease in other general corporate expenses.

Investment Income, net

        Investment income for the years ended June 30, 2012, 2011and 2010 was $66,000, $218,000 and $176,000, respectively.

Other (Expense) Income, net

        Other (expense) income, net for the years ended June 30, 2012, 2011 and 2010 was $(128,000), $1.7 million and ($118,000), respectively. Net realized gains on investments were $341,000 for the year ended June 30, 2011. There were no gains or losses recognized during the years ended June 30, 2012 and 2010. During the years ended June 30, 2012, 2011 and 2010, we recorded net (losses) gains on foreign currency forward contracts of $(173,000), $189,000 and $(219,000), respectively. We incurred $17,000, $(57,000), and $104,000 in foreign currency exchange gains and (losses) related to obligations with non-U.S. dollar-based suppliers during the years ended June 30, 2012, 2011 and 2010, respectively. In addition, during fiscal year 2011, we recognized $1.2 million of federal grant funding awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

Liquidity and Capital Resources

	June 30,
	2012	2011
	(In thousands)
Cash and cash equivalents	$160,938	$191,206
Working capital	150,016	186,959
Shareholders' equity	83,890	139,969
Cash used for operating activities	(34,288)	(7,989)
Cash used for investing activities	(2,968)	(660)
Cash provided by financing activities	6,988	90,699

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of June 30, 2012, we had approximately $160.9 million in cash and cash equivalents. Net cash used for operations was $34.3 million, $8.0 million and $40.6 million during the years ended June 30, 2012, 2011 and 2010, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss. Cash used in operations in fiscal 2012 benefited from the $20 million upfront payment received from Lilly in January 2012 with the execution of a right-to-test agreement between the companies and cash used in operations in fiscal 2011 benefited from the $45 million upfront payment received from Novartis in October 2010 with the execution of a right-to-test agreement between the companies.

        Net cash used for investing activities was $3.0 million, $660,000 and $882,000 for the years ended June 30, 2012, 2011 and 2010, respectively, and substantially represents cash outflows from capital expenditures partially offset by cash inflows from the sales and maturities of marketable securities. Capital expenditures were $2.9 million, $2.0 million and $1.5 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Capital expenditures for the year ended June 30, 2012 consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters, laboratory equipment and computer software applications. Capital expenditures for the years ended June 30, 2011 and 2010 consisted primarily of laboratory equipment and computer software applications.

        Net cash provided by financing activities was $7.0 million, $90.7 million and $81.0 million for the years ended June 30, 2012, 2011 and 2010, respectively, which includes the proceeds from the exercise of 1.4 million, 550,000 and 634,000 stock options, respectively. Also, pursuant to public offerings, in fiscal 2011, we issued and sold 7,800,000 shares of our common stock resulting in net proceeds of $88.0 million and in fiscal 2010, we issued and sold 10,350,000 shares of our common stock resulting in net proceeds of $77.5 million.

        We anticipate that our current capital resources, including $94 million in net proceeds resulting from a public stock offering completed in July 2012, and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures through fiscal year 2015. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligations(1)	$43,183	$5,477	$11,203	$10,889	$15,614
Other operating lease obligations	5,565	898	1,841	1,884	942

Total	$48,748	$6,375	$13,044	$12,773	$16,556

(1)
Lease agreements were signed in July 2007 and April 2012. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. We will receive approximately $1.7 million in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

        In addition to the above table, we are contractually obligated to make future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. As of June 30, 2012, the maximum amount that may be payable in the future under such arrangement is $43.0 million.

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

Off-Balance Sheet Arrangements

        None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

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

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 29, 2012

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	June 30, 2012	June 30, 2011
ASSETS
Cash and cash equivalents	$160,938	$191,206
Accounts receivable	129	4,668
Unbilled revenue	1,196	1,488
Inventory	1,288	480
Restricted cash	319	1,019
Prepaid and other current assets	2,400	2,664

Total current assets	166,270	201,525
Property and equipment, net of accumulated depreciation	11,633	13,409
Long-term restricted cash	2,231	2,549
Other assets	174	158

Total assets	$180,308	$217,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$3,395	$3,213
Accrued compensation	4,942	4,723
Other accrued liabilities	4,589	3,305
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	2,349	2,346

Total current liabilities	16,254	14,566
Deferred lease incentive, net of current portion	6,605	7,583
Deferred revenue, net of current portion	69,761	51,545
Other long-term liabilities	3,798	3,978

Total liabilities	96,418	77,672
Commitments and contingencies (Note H)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 77,759 and 76,281 shares as of June 30, 2012 and 2011, respectively	778	763
Additional paid-in capital	587,068	569,843
Accumulated deficit	(503,956)	(430,637)

Total shareholders' equity	83,890	139,969

Total liabilities and shareholders' equity	$180,308	$217,641

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

	Year Ended June 30,
	2012	2011	2010
Revenues:
Research and development support	$4,517	$7,256	$5,365
License and milestone fees	9,161	6,393	5,698
Clinical materials revenue	2,679	5,656	2,880

Total revenues	16,357	19,305	13,943
Operating Expenses:
Research and development	69,192	63,453	50,280
General and administrative	20,422	16,040	14,898

Total operating expenses	89,614	79,493	65,178

Loss from operations	(73,257)	(60,188)	(51,235)
Investment income, net	66	218	176
Other (expense) income, net	(128)	1,696	(118)

Loss before benefit for income taxes	(73,319)	(58,274)	(51,177)
Benefit for income taxes	—	—	(265)

Net loss	$(73,319)	$(58,274)	$(50,912)

Basic and diluted net loss per common share	$(0.95)	$(0.85)	$(0.87)

Basic and diluted weighted average common shares outstanding	76,814	68,919	58,845

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity	Comprehensive (Loss)
	Shares	Amount
Balance at June 30, 2009	56,947	$569	$387,947	$(321,451)	$(208)	$66,857
Unrealized gains on marketable securities	—	—	—	—	490	490	490
Net loss	—	—	—	(50,912)	—	(50,912)	(50,912)
Stock options exercised	634	6	3,455	—	—	3,461	—
Stock-based compensation expense	—	—	4,170	—	—	4,170	—
Issuance of common stock in a public offering, net of issuance costs	10,350	104	77,418	—	—	77,522	—
Directors' deferred share unit compensation	—	—	460	—	—	460	—

Balance at June 30, 2010	67,931	$679	$473,450	$(372,363)	$282	$102,048

Comprehensive loss							$(50,422)

Unrealized gains on marketable securities	—	—	—	—	(282)	(282)	(282)
Net loss	—	—	—	(58,274)	—	(58,274)	(58,274)
Stock options exercised	550	6	2,713	—	—	2,719	—
Stock-based compensation expense	—	—	5,452	—	—	5,452	—
Issuance of common stock in a public offering, net of issuance costs	7,800	78	87,902	—	—	87,980	—
Directors' deferred share unit compensation	—	—	326	—	—	326	—

Balance at June 30, 2011	76,281	$763	$569,843	$(430,637)	$—	$139,969

Comprehensive loss							$(58,556)

Net loss	—	—	—	(73,319)	—	(73,319)	(73,319)
Stock options exercised	1,432	14	6,974	—	—	6,988	—
Stock-based compensation expense	—	—	9,938	—	—	9,938	—
Directors' deferred share units converted	46	1	(1)	—	—	—
Directors' deferred share unit compensation	—	—	314	—	—	314	—

Balance at June 30, 2012	77,759	$778	$587,068	$(503,956)	$—	$83,890

Comprehensive loss							$(73,319)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(73,319)	$(58,274)	$(50,912)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,633	4,937	4,838
Loss on sale/disposal of fixed assets	51	9	41
Amortization of deferred lease incentive obligation	(978)	(979)	(979)
Gain on sale of marketable securities	—	(341)	—
Loss (gain) on forward contracts	173	(189)	219
Stock and deferred share unit compensation	10,252	5,778	4,640
Deferred rent	(109)	(4)	55
Change in operating assets and liabilities:
Accounts receivable	4,539	(2,873)	(49)
Unbilled revenue	292	107	(1,034)
Inventory	(808)	762	594
Prepaid and other current assets	253	(1,038)	(386)
Restricted cash	1,018	574	366
Other assets	(16)	38	(171)
Accounts payable	182	149	1,820
Accrued compensation	219	522	61
Other accrued liabilities	1,111	604	1,393
Deferred revenue	18,219	42,229	(1,080)

Net cash used for operating activities	(34,288)	(7,989)	(40,584)

Cash flows from investing activities:
Proceeds from maturities or sales of marketable securities	—	1,201	834
Purchases of property and equipment, net	(2,908)	(2,029)	(1,534)
(Payments) proceeds from settlement of forward contracts	(60)	168	(182)

Net cash used for investing activities	(2,968)	(660)	(882)

Cash flows from financing activities:
Proceeds from stock options exercised	6,988	2,719	3,462
Proceeds from common stock issuance, net	—	87,980	77,521

Net cash provided by financing activities	6,988	90,699	80,983

Net change in cash and cash equivalents	(30,268)	82,050	39,517
Cash and cash equivalents, beginning of period	191,206	109,156	69,639

Cash and cash equivalents, end of period	$160,938	$191,206	$109,156

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $73.3 million during the fiscal year ended June 30, 2012, and has an accumulated deficit of approximately $504.0 million as of June 30, 2012. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

        At June 30, 2012, the Company had $160.9 million of cash and cash equivalents on hand, and in July, 2012 received $94 million of net proceeds from a public stock offering. The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

B.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., and ImmunoGen Europe Limited . All intercompany transactions and balances have been eliminated.

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

  Subsequent Events

        The Company has evaluated all events or transactions that occurred after June 30, 2012 up through the date the Company issued these financial statements. In July 2012, the Company sold 6,250,000 shares of our common stock at $16.00 per share in a public offering resulting in gross proceeds of $100 million. The Company did not have any other material recognizable subsequent events during the period.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company's Targeted Antibody Payload, or TAP, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2012, the Company had the following two types of agreements with the parties identified below:

  •
  Exclusive development and commercialization licenses to use the Company's TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (referred to herein as single-target licenses, as distinguished from the Company's right-to-test agreements described elsewhere):

    Amgen (two single-target licenses)

    Bayer HealthCare (one single-target license)

    Biotest (one single-target license)

    Roche, through its Genentech unit (five single-target licenses)

    Sanofi (license to multiple individual targets)

  •
  Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company's TAP technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

    Amgen

    Sanofi

    Novartis

    Eli Lilly and Company

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

        There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to the Company.

  Exclusive Licenses

        The deliverables under an exclusive license agreement generally include the exclusive license to the Company's TAP technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

        Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator's request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator's request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of trastuzumab emtansine (T-DM1), however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis. Royalty rates may vary over the royalty term depending on the Company's intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

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

        Upfront payments on single-target licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value. Prior to the adoption of Accounting Standards Update (ASU) No. 2009-13, "Revenue Arrangements with Multiple Deliverables" on July 1, 2010, the Company determined that its licenses lacked stand-alone value and were combined with other elements of the arrangement and any amounts associated with the license were deferred and amortized over a certain

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

period, which the Company refers to as the Company's period of substantial involvement. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Historically the Company's involvement with the development of a collaborator's product candidate has been significant at the early stages of development, and lessens as it progresses into clinical trials. Also, as a drug candidate gets closer to commencing pivotal testing the Company's collaborators have sought an alternative site to manufacture the product, as the Company's facility does not produce pivotal or commercial drug product. Accordingly, the Company generally estimates this period of substantial involvement to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of substantial involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a single target license, but retains its right to use the Company's technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a single target license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

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

        The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company's full cost, and the Company's full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the fiscal years ended June 30, 2012, 2011 and 2010, the difference between the Company's full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

preclinical and clinical materials was $85,000, $1.3 million, and $515,000, respectively. The majority of the Company's costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company's costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company's per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

        The Company's license agreements have milestone payments which for reporting purposes are aggregated into three categories: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones. Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable upon submission for marketing approval with the FDA or other countries' regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

        Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company's efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because we do not contribute effort to the achievement of such milestones are generally achieved after the period of

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

  Right-to-Test Agreements

        The Company's right-to-test agreements provide collaborators the right to (a) test the Company's TAP technology for a defined period of time through a right-to-test, or research, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or "take" licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is "taken"), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is "taken"), or (iv) some combination of all of these fees.

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

        For right-to-test agreements where the options to secure a development and commercialization licenses to the Company's TAP technology are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement. For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure development and commercialization licenses are considered substantive, the Company has deferred the upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, the Company attributes the exercise fee to the development and commercialization license. Upon exercise of an option to acquire a development and commercialization license, the Company would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with the Company's accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

deferred revenue, at the date of such termination. None of the Company's right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

        For right-to-test agreements where the options to secure development and commercialization licenses to the Company's TAP technology are not considered substantive, the Company considers the development and commercialization licenses to be a deliverable at the inception of the agreement and applies the multiple-element revenue recognition criteria to determine the appropriate revenue recognition. None of the Company's right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 has been determined to contain non-substantive options.

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

        Inventory at June 30, 2012 and 2011 is summarized below (in thousands):

	June 30,
	2012	2011
Raw materials	$129	$480
Work in process	1,159	—

Total	$1,288	$480

        Raw materials inventory consists entirely of DM1 or DM4, our proprietary cell-killing agents, which are included in all TAP product candidates currently in preclinical and clinical testing with our collaborators. All raw materials inventory is currently procured from a single supplier.

        Work in process inventory consists of bulk drug substance manufactured for sale to the Company's collaborators to be used in preclinical and clinical studies. All bulk drug substance is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements. As such, no reserve for work in process inventory is required.

        Raw materials inventory cost is stated net of write-downs of $1.3 million and $2.0 million as of June 30, 2012 and June 30, 2011, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

        Due to yield fluctuations, the actual amount of raw materials that will be produced in future periods under third-party supply agreements is highly uncertain. As such, the amount of raw materials produced could be more than is required to support the development of the Company's collaborators'

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

product candidates. Such excess supply, as determined under the Company's inventory reserve policy, is charged to research and development expense.

        The Company produces preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally receives rolling six-month firm, fixed orders for conjugate that the Company is required to manufacture, and rolling twelve-month manufacturing projections for the quantity of conjugate the collaborator expects to need in any given twelve-month period. The amount of clinical material produced is directly related to the number of collaborator anticipated or on-going clinical trials for which the Company is producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators' actual manufacturing orders and their projections could result in usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator has provided the Company with a firm, fixed order, the collaborator is required by contract to reimburse the Company the full negotiated price of the conjugate, even if the collaborator subsequently cancels the manufacturing run.

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

        During fiscal years 2012, 2011 and 2010, the Company obtained additional amounts of DMx from its supplier which yielded more material than would be required by the Company's collaborators over the next twelve months and as a result, the Company recorded $748,000, $1.7 million and $900,000 respectively, of charges to research and development expense related to raw material inventory identified as excess. The Company also recorded $38,000 and $28,000 as research and development expense to write down certain raw material inventory to its net realizable value in fiscal years 2012 and 2010, respectively. No similar charges were recorded during fiscal year 2011. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has additional excess raw material inventory and the Company would then evaluate the need to record further write-downs as charges to research and development expense.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2012 and 2011 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

  Restricted Cash

        Restricted cash at June 30, 2012 and 2011 are cash balances securing irrevocable letters of credit required for security deposits for the Company's leased facilities. Also included in restricted cash as of June 30, 2011 were cash balances securing irrevocable letters of credit for the Company to receive value added tax reimbursements related to payments to foreign vendors for activities previously performed.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2012 and 2011 (in thousands):

	June 30,
	2012	2011
Accrued contract payments	$1,773	$684
Accrued clinical trial costs	865	1,068
Accrued professional services	677	652
Accrued employee benefits	351	277
Accrued public reporting charges	208	78
Other current accrued liabilities	715	546

Total	$4,589	$3,305

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company's cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company's cash and cash equivalents is held at two financial institutions. The Company held no marketable securities as of June 30, 2012. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

        Derivative instruments include a portfolio of short duration foreign currency forward contracts intended to mitigate the risk of exchange fluctuations for existing or anticipated receivable and payable balances denominated in foreign currency. Derivatives are recorded at fair value and classified as other current assets or liabilities. The fair value of these instruments represents the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net (losses) gains on forward contracts for the years ended June 30, 2012, 2011 and 2010 were ($173,000), $189,000 and ($219,000), respectively, and are included in the accompanying Consolidated Statement of Operations as other (expense) income, net. As of June 30, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $3.3 million (€2.5 million), all maturing on or before October 7, 2013. As of June 30, 2011, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.6 million (€1.1 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2012 and 2011, cash equivalents consisted of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

  Marketable Securities

        The Company has invested in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as a component of other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in investment income, net, as well as interest and dividends. Realized gains and losses on available-for-sale securities are included in other (expense) income, net. The cost of securities sold is based on the specific identification method.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

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

        As of June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$163,488	$163,488	$—	$—

	$163,488	$163,488	$—	$—

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

        The fair value of the Company's cash equivalents is based primarily on quoted prices from active markets.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

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

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $51,000, $9,000 and $41,000 of losses on the sale/disposal of certain furniture and equipment during the years ended June 30, 2012, 2011, and 2010, respectively.

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

  Computation of Net Loss Per Common Share

        Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the period. The Company's common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	June 30,
	2012	2011	2010
Options outstanding to purchase common stock	6,442	6,491	6,065
Common stock equivalents under treasury stock method	2,194	1,901	1,853

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

  Stock-based Compensation

        As of June 30, 2012, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. On November 16, 2010, the Company's shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock authorized for issuance thereunder by 4,000,000. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

        The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation." Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black- Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company's stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2012	2011	2010
Dividend	None	None	None
Volatility	59.70%	58.81%	59.90%
Risk-free interest rate	2.16%	2.43%	3.19%
Expected life (years)	7.1	7.2	7.0

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal 2012, 2011 and 2010 were $9.00, $5.51, and $5.83 per share, respectively.

        Stock compensation expense related to stock options granted under the 2006 Plan was $9.9 million, $5.5 million and $4.2 million during the fiscal years ended June 30, 2012, 2011, and 2010, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity under the Plan as of June 30, 2012, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2011	6,491	$6.70
Granted	1,657	$14.89
Exercised	(1,432)	$4.88
Forfeited/Canceled	(274)	$12.16

Outstanding at June 30, 2012	6,442	$8.98	6.87	$50,001

Outstanding at June 30, 2012—vested or unvested and expected to vest	6,135	$9.21	6.79	$48,662

Exercisable at June 30, 2012	3,416	$6.34	5.48	$35,525

        As of June 30, 2012, the estimated fair value of unvested employee awards was approximately $11.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

        A summary of option activity for shares vested during the fiscal years ended June 30, 2012, 2011 and 2010 is presented below (in thousands):

	Year Ended June 30,
	2012	2011	2010
Total fair value of shares vested	$5,647	$3,427	$2,410
Total intrinsic value of options exercised	12,476	3,467	1,888
Cash received for exercise of stock options	6,988	2,719	3,462

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the period and unrealized gains and losses on available-for-sale marketable securities.

  Segment Information

        During the three fiscal years ended June 30, 2012, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segment Reporting, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

B.    Summary of Significant Accounting Policies (Continued)

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2012, 2011 and 2010 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2012	2011	2010
Amgen	30%	41%	32%
Bayer HealthCare	15%	17%	15%
Biogen Idec	2%	1%	13%
Biotest	14%	9%	9%
Novartis	16%	7%	—%
Sanofi	23%	23%	28%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2012, 2011 and 2010.

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

C.    Agreements

Significant Collaborative Agreements

  Roche

        In May 2000, the Company granted Roche, through its Genentech unit, an exclusive license to the Company's maytansinoid TAP technology for use with antibodies or other proteins that target HER2, such as trastuzumab. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds with antibodies that target HER2. The

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

product candidate T-DM1 is currently in development under this agreement. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of any resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through June 30, 2012, the Company has received and recognized $13.5 million in milestone payments related to T-DM1, which were all development milestones. Roche began Phase II evaluation of T-DM1 in July 2007 and the Company received and recognized a $5 million milestone payment with this event. Roche began Phase III evaluation of T-DM1 in February 2009 and the Company received and recognized a $6.5 million milestone payment with this event. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a regulatory milestone for marketing approval of T-DM1. As this could occur first in either the U.S. or Europe, the next potential milestone due will be either $10.5 million with first approval in the U.S. or $5 million with first approval in Europe. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company has determined these milestones are not substantive.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company's maytansinoid TAP technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through June 30, 2012. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an Investigational New Drug (IND) application which will result in a $1 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing these products, this milestone was deemed substantive. Roche no longer has the right to take additional licenses under the right-to-test agreement. The Company received non-refundable technology access fees totaling $5 million for the eight-year term of the right-to-test agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

  Amgen

        In September 2000, the Company entered into a ten-year right-to-test agreement with Abgenix, Inc., which was later acquired by Amgen. The agreement provides Amgen with the right to (a) test the Company's maytansinoid TAP technology with Amgen's antibodies under a right-to-test, or

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

research, license, (b) take options, with certain restrictions, to individual targets selected by Amgen on either an exclusive and non-exclusive basis for specified option periods and (c) upon exercise of those options, take exclusive or non-exclusive licenses to use the Company's maytansinoid TAP technology to develop and commercialize products for the specified targets on previously agreed-upon terms. The Company received a $5 million technology access fee in September 2000. Amgen no longer has the right to take additional options under the agreement, although multiple outstanding options remain in effect for the remainder of their respective option periods. For each exclusive development and commercialization license taken, the Company is entitled to receive an exercise fee of $1 million and up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per development and commercialization license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

        Under the right-to-test agreement, in September 2009 and November 2009 Amgen took two development and commercialization licenses and the Company received an exercise fee of $1 million for each license taken. The Company has deferred each $1 million exercise fee and is recognizing these amounts as revenue ratably over the respective estimated periods of its substantial involvement. In November 2011, the IND applications to the FDA for two compounds developed under the September 2009 and November 2009 development and commercialization licenses became effective, which triggered two $1 million milestone payments to the Company. These payments are included in license and milestone fees for the year ended June 30, 2012. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive under either of these development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

        In September 2010, Amgen took a combination of exclusive and non-exclusive options with respect to specific targets. For each option taken, Amgen paid the Company a nominal fee.

  Sanofi

        In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the right to use the Company's TAP technology and humanization technology in the creation of products developed to these targets. The product candidates (targets) as of June 30, 2012 in the collaboration include

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed.

        For each of the targets included in the collaboration at this time, the Company is entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through June 30, 2012, the Company has received and recognized an aggregate of $16 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million milestone payment related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the year ended June 30, 2012, as well as a $1 million milestone payment earned in September 2010 related to the initiation of Phase I clinical testing of SAR566658 which is included in license and milestone fee revenue for the year ended June 30, 2011. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive with respect to each of SAR566658 and for SAR650984 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to SAR3419 will be for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for each of the unidentified targets will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due, or a preclinical milestone which will result in a $500,000 payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

        In December 2006, the Company entered into a separate right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test the Company's maytansinoid TAP technology with Sanofi's antibodies to targets that were not included in the collaboration agreement described above under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company's maytansinoid TAP technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. For each development and commercialization license taken, the Company is entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$10 million; and regulatory milestones—$20 million. No development and commercialization license has yet been taken under this agreement. Execution of the first license will entitle the Company to receive an exercise fee in the amount of $2 million. Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

        The Company received an aggregate of $4 million under the right-to-test agreement, of which $500,000 was received in December 2006 upon execution of the agreement, and $3.5 million of which was received in August 2008 upon Sanofi's activation of its rights under the agreement. The right-to-test agreement had a three-year original term from the activation date and was renewed by Sanofi in August 2011for its final three-year term by payment of a $2 million fee. The Company has deferred the $2 million extension fee and is recognizing this amount as revenue over the period during which Sanofi can take an option for a development and commercialization license.

  Biotest

        In July 2006, the Company granted Biotest an exclusive development and commercialization license to our maytansinoid TAP technology for use with antibodies that target CD138. The product candidate BT-062 is currently in development under this agreement. Biotest is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $1 million upfront payment upon execution of the agreement and could receive up to $35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$4.5 million; and regulatory milestones—$31 million. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to the Company. At the time of execution of this agreement, there was significant uncertainty as to whether this received and recognized milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product candidate, this milestone was deemed substantive. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, this milestone was deemed substantive.

        The agreement also provides the Company with the right to elect at specific stages during the clinical evaluation of any compound created under this agreement, to participate in the United States development and commercialization of that compound in lieu of receiving the milestone payments not yet earned and royalties on sales in the United States. The Company can exercise this right during an exercise period specified in the agreement by notice and payment to Biotest of an agreed upon opt-in fee of $5 million or $15 million, depending on the stage of development. Upon exercise of this right, the Company would share equally with Biotest the associated costs of product development and commercialization in the United States along with the profit, if any, from product sales in the United States.

  Bayer HealthCare

        In October 2008, the Company granted Bayer HealthCare an exclusive development and commercialization license to the Company's maytansinoid TAP technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development,

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through June 30, 2012, the Company has received and recognized an aggregate of $3 million in milestone payments under this agreement. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, this milestone was deemed substantive.

        The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing. During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate. In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility. Considering that Bayer HealthCare was able to accomplish this without significant reliance on the Company, and considering that the Company's expected future involvement will be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believes its period of substantial involvement will end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company is recognizing the balance of the upfront payment as revenue ratably through September 2012. This change in estimate results in an increase to license and milestone fees of approximately $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to the Company's previous estimate.

  Novartis

        In October 2010, the Company entered into a three-year right-to-test agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with the right to (a) test the Company's TAP technology with individual antibodies selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company's TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement may be extended by Novartis for up to two additional one-year periods by payment of additional consideration. The terms of the right-to-test agreement require Novartis to exercise its options for the development and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

commercialization licenses by the end of the term of the research license. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. No development and commercialization license has yet been taken under this agreement. Execution of the first license will entitle the Company to receive an exercise fee in the amount of $1 million. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

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

        The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the research license and the limited economic benefit Novartis would derive if they did not obtain any development and commercialization licenses. The Company has also determined that this unit of accounting does have stand-alone value from the rights to future technological improvements and the research services. The rights to future technological improvements and the research services are considered separate units of accounting as each of these was determined to have stand-alone value. The rights to future technological improvements have stand-alone value as Novartis would be able to use those items for their intended purpose without the undelivered elements. The research services have stand-alone value as similar services are sold separately by other vendors. The estimated selling prices for the development and commercialization licenses are the Company's best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company's previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company's TAP technology, and the Company's pricing practices and pricing objectives. The

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

estimated selling price of the right to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Novartis. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company's estimate of its cost of capital. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Novartis and market rates for similar services. The total arrangement consideration of $55.1 million (which is comprised of the $45 million upfront payment, the exercise fee for each license, and the expected fees for the research services to be provided under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $47.3 million to the development and commercialization licenses; $3.9 million to the rights to future technological improvements; and $3.9 million to the research services. The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Novartis upon Novartis' exercise of its options to such licenses. At the time the first development and commercialization license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is equivalent to the estimated term of the agreement. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize products pursuant to the license plus the estimated royalty term. The Company will be required to reassess the estimated term at each subsequent reporting period. The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

        No license revenue has been recognized related to the right-to-test agreement through June 30, 2012, as the options to take development and commercialization licenses were not considered substantive and no development and commercialization licenses have been taken. Accordingly, the entire $45 million upfront payment is included in long-term deferred revenue at June 30, 2012.

  Lilly

        In December 2011, the Company entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly). The agreement provides Lilly with the right to (a) take exclusive options, with

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test the Company's maytansinoid TAP technology with Lilly's antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options, take exclusive licenses to use the Company's maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license. The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. For each subsequent development and commercialization license taken, the Company is entitled to receive an exercise fee in the amount of $2 million and up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30.5 million for the first development and commercialization license and $29 million for each subsequent license; regulatory milestones—$70 million; and sales milestones—$100 million. No development and commercialization license has yet been taken under this agreement. The next payment the Company could receive would either be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

        The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the research license and the limited economic benefit Lilly would derive if they did not obtain any development and commercialization licenses. The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements, the delivery of cytotoxic agents and the research services. The rights to future technological improvements, delivery of cytotoxic agents and the research services are considered separate units of accounting as each of these was determined to have stand-alone value. The rights to future technological improvements have stand-alone value as Lilly would be able to use those items for their intended purpose without the undelivered elements. The research services and cytotoxic agents have stand-alone value as similar services and products are sold separately by other vendors. The estimated selling prices for the development and commercialization licenses are the Company's best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company's previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company's TAP technology, and the Company's pricing practices and pricing objectives. The estimated selling price of the rights to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Lilly. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. over the company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company's estimate of its cost of capital. The estimated selling price of the cytotoxic agent was based on third-party evidence given market rates for the manufacture of such cytotoxic agents. The estimated selling price of the research services was based on third-party evidence given,the nature of the research services to be performed for Lilly and market rates for similar services. The total arrangement consideration of $28.2 million (which is comprised of the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Lilly upon Lilly's exercise of its

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

options to such licenses. At the time the first license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will be required to reassess the estimated term at each subsequent reporting period. The Company does not control when Lilly will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

        No license revenue has been recognized related to this agreement through June 30, 2012 as the options to take development and commercialization licenses were not considered to be substantive and no development and commercialization licenses have been delivered. Accordingly, the entire $20 million upfront payment is included in long-term deferred revenue at June 30, 2012.

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

        In December 2007, the Company licensed from Janssen the exclusive, worldwide right to develop and commercialize a TAP compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of the Company's maytansinoid cell-killing agents. This license reallocated the parties' respective responsibilities and financial obligations from the license referenced above. Janssen had the right to opt-in on future development and commercialization of IMGN388 at an agreed-upon stage in early clinical testing. Should Janssen not have exercised this right, Janssen would have been entitled to receive milestone payments potentially totaling $30 million, with the first payment due upon the completion of a successful Phase III trial, and also royalties on IMGN388 sales, if any. In this event, ImmunoGen would have had the right to obtain a new partner for IMGN388, with certain restrictions. Should Janssen have exercised its opt-in right, ImmunoGen would have received an opt-in fee and been released from its obligation to pay Janssen any milestone payments or royalties on sales. Both companies would have contributed to the costs of developing the compound. The two companies would have shared equally any profits on the sales of the compound in the U.S. and ImmunoGen would have received royalties on any international sales. The companies also agreed to share certain third-party payments. In June 2008, the FDA approved the IND application for IMGN388. This event triggered a $1 million milestone payment to a third-party, half of which was paid by ImmunoGen. As of

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

C.    Agreements (Continued)

June 30, 2012, the maximum amount that may be payable in the future to such third-parties under this agreement is $11 million.

        In November 2011, the Company announced its decision to discontinue development of IMGN388. In connection with that decision, the Company notified Janssen of its intention to terminate the 2007 license agreement. The Company and Janssen agreed that such termination will become effective 30 days after the last enrolled patient has received his or her last treatment.

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

D.    Marketable Securities

        As of June 30, 2012 and 2011, $160.9 million and $191.2 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper were classified as cash and cash equivalents.

        During fiscal year 2011, the Company sold the remaining marketable securities held in its investment portfolio at June 30, 2010, resulting in realized gains of $347,000 and realized losses of $(6,000). In 2012 and 2010, the Company had no realized losses or gains.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2012 and 2011 (in thousands):

	June 30,
	2012	2011
Leasehold improvements	$25,661	$25,473
Machinery and equipment	13,808	12,622
Computer hardware and software	4,168	3,900
Furniture and fixtures	1,315	1,266
Assets under construction	660	374

	$45,612	$43,635
Less accumulated depreciation	(33,979)	(30,226)

Property and equipment, net	$11,633	$13,409

        Depreciation expense was approximately $4.6 million, $4.9 million and $4.8 million for the years ended June 30, 2012, 2011 and 2010, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2012	2011	2010
Loss before income tax expense	$(73,319)	$(58,274)	$(51,177)

Expected tax benefit at 34%	$(24,928)	$(19,813)	$(17,400)
Permanent differences	1,469	—	—
State tax benefit net of federal benefit	(4,204)	(1,815)	(2,002)
Increase in valuation allowance, net	26,574	16,410	11,991
Expired loss and credit carryforwards	1,089	5,610	6,858
Other	—	(392)	288

Benefit for income taxes	$—	$—	$(265)

        At June 30, 2012, the Company has net operating loss carryforwards of approximately $265.7 million available to reduce federal taxable income, if any, that expire in 2013 through 2032 and $156.4 million available to reduce state taxable income, if any, that expire in fiscal 2013 through fiscal 2032. Included in the federal and state carryforwards is $14.3 million and $13.0 million, respectively, related to deductions from the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash. The Company also has federal and state research tax credits of approximately $12.2 million available to offset federal and state income taxes, which expire beginning in fiscal 2013. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

F.    Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets as of June 30, 2012 and 2011 are as follows (in thousands):

	June 30,
	2012	2011
Net operating loss carryforwards	$98,601	$82,533
Research and development tax credit carryforwards	10,393	9,590
Property and other intangible assets	1,486	807
Deferred revenue	28,325	21,168
Stock-based compensation	3,302	2,308
Deferred lease incentive	5,100	3,363
Other liabilities	512	2,676

Total deferred tax assets	$147,719	$122,445
Valuation allowance	(147,719)	(122,445)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $25.3 million during 2012 due primarily to the greater net loss recognized during the year compared to last and deferred revenue timing differences, partially offset by the expiration of net operating loss carryforwards.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

F.    Income Taxes (Continued)

        Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. The Company's loss carryforwards are subject to adjustment by state and federal taxing authorities, commencing when those losses are utilized to reduce taxable income.

        Included in other (expense) income, net for the fiscal year ended June 30, 2011 is $1.2 million of federal grant funding the Company was awarded under the Patient Protection and Affordable Care Act of 2010 to develop new anticancer therapies.

G.    Capital Stock

  Sale of Common Stock

        Pursuant to the shelf registration statement filed in May 2011, in July 2012, the Company issued and sold a total of 6,250,000 shares of its common stock at $16.00 per share through a public offering resulting in gross proceeds of $100 million.

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

  Common Stock Reserved

        At June 30, 2012, the Company has reserved 9.78 million shares of authorized common stock for the future issuance of shares under the 2006 Plan and the 2004 Director Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan and Note G below for a description of the 2004 Director Plan.

  Stock Options

        As of June 30, 2012, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2012, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 1.4 million shares of common stock at prices ranging from $2.91 to $11.18 per share. The total proceeds to the Company from these option exercises were approximately $7.0 million.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

G.    Capital Stock (Continued)

        The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted- average exercise prices per share were exercisable at June 30, 2012, 2011and 2010:

	Exercisable (in thousands)	Weighted- Average Exercise Price
June 30, 2012	3,416	$6.34
June 30, 2011	3,834	$5.25
June 30, 2010	4,011	$6.88

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

        During the years ended June 30, 2012, 2011 and 2010, the Company recorded approximately $29,000, $44,000, and $10,000 in compensation expense, respectively, related to approximately 6,000, 15,000, 15,000 stock units outstanding, respectively, under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. Pursuant to the 2001 Plan, in November 2011, the Company paid a retiring director approximately $115,000 to settle outstanding stock units.

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

AS OF JUNE 30, 2012

G.    Capital Stock (Continued)

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

G.    Capital Stock (Continued)

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

        On September 22, 2010, the Board revised the Compensation Policy for Non-Employee Directors to provide that, in addition to the compensation they received previously, they would also become entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black- Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders. These options will vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 33,187 options and 49,688 options in fiscal 2012 and fiscal 2011, respectively, and the related compensation expense is included in the amounts discussed in the "Stock-based Compensation" section of footnote B above.

        Pursuant to the Compensation Policy for Non-Employee Directors and the 2004 Director Plan, as amended, the Company recorded approximately:

  •
  $314,000 in compensation expense during the year ended June 30, 2012 related to the issuance of 33,000 deferred share units and 264,000 deferred share units previously issued under the 2004 Director Plan;

  •
  $326,000 in compensation expense during the year ended June 30, 2011 related to the issuance of 39,000 deferred share units and 225,000 deferred share units previously issued under the 2004 Director Plan; and

  •
  $460,000 in compensation expense during the year ended June 30, 2010 related to the issuance of 42,000 deferred share units and 183,000 deferred share units previously issued under the 2004 Director Plan.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

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

        As part of the 2007 lease agreement, the Company received a construction allowance of up to approximately $13.3 million to build out laboratory and office space to the Company's specifications. After completion, the Company had recorded $12.0 million of leasehold improvements under the construction allowance. The Company received $10.8 million from the landlord and paid out the same amount towards these leasehold improvements. The remaining balance of the improvements was paid directly by the landlord. The lease term began on October 1, 2007, when the Company obtained physical control of the space in order to begin construction.

        The Company also leases facilities in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

        Facilities rent expense, net of sublease income, was approximately $4.8 million, $4.6 million and $5.4 million during fiscal years 2012, 2011 and 2010, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

H.    Commitments and Contingencies (Continued)

        As of June 30, 2012, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2013	$6,375
2014	6,463
2015	6,581
2016	6,353
2017	6,420
Thereafter	16,556

Total minimum lease payments	$48,748
Total minimum rental income from subleases	(1,749)

Total minimum lease payments, net	$46,999

  Collaborations

        The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2012, the maximum amount that may be payable in the future under such arrangements is $43 million.

  Litigation

        The Company is not party to any material litigation.

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company's matching contribution is 50% of the first 6% of the eligible employees' contributions. In fiscal years 2012, 2011 and 2010, the Company's contributions to the 401(k) Plan totaled approximately $548,000, $467,000, and $450,000, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

J.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2012
	First Quarter Ended September 30, 2011	Second Quarter Ended December 31, 2011	Third Quarter Ended March 31, 2012	Fourth Quarter Ended June 30, 2012
	(In thousands, except per share data)
Revenues:
Research and development support	$1,068	$945	$1,320	$1,184
License and milestone fees	1,187	6,025	999	950
Clinical materials revenue	281	647	933	818

Total revenues	2,536	7,617	3,252	2,952
Expenses:
Research and development	17,161	15,559	16,933	19,539
General and administrative	4,841	4,834	5,021	5,726

Total expenses	22,002	20,393	21,954	25,265

Loss from operations	(19,466)	(12,776)	(18,702)	(22,313)
Other (expense) income, net	(17)	23	33	(101)

Loss before income tax expense	(19,483)	(12,753)	(18,669)	(22,414)
Income tax expense	—	—	—	—

Net loss	$(19,483)	$(12,753)	$(18,669)	$(22,414)

Basic and diluted net loss per common share	$(0.26)	$(0.17)	$(0.24)	$(0.29)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2012

J.    Quarterly Financial Information (Unaudited) (Continued)

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on this assessment, management has concluded that, as of June 30, 2012 the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. This report appears immediately below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 29, 2012

  (c)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2012 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this Annual Report on Form 10-K.

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

          (2)   The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2012, 2011 and 2010.

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

Dated: August 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2012
/s/ GREGORY D. PERRY Gregory D. Perry	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2012
/s/ STEPHEN MCCLUSKI Stephen McCluski	Chairman of the Board of Directors	August 29, 2012
/s/ MARK GOLDBERG, M.D. Mark Goldberg	Director	August 29, 2012
/s/ DEAN MITCHELL Dean Mitchell	Director	August 29, 2012
/s/ NICOLE ONETTO, M.D. Nicole Onetto	Director	August 29, 2012
/s/ KRISTINE PETERSON Kristine Peterson	Director	August 29, 2012
/s/ HOWARD PIEN Howard Pien	Director	August 29, 2012
/s/ MARK SKALETSKY Mark Skaletsky	Director	August 29, 2012
/s/ JOSEPH VILLAFRANCA PH.D. Joseph Villafranca	Director	August 29, 2012
/s/ RICHARD WALLACE Richard Wallace	Director	August 29, 2012

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	April 30, 2010	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c	)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d	)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e	)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f	)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g	)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h	)
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8-K	November 18, 2010	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.3	Research and License Agreement dated as of May 22, 1981 by and between the Registrant and Sidney Farber Cancer Institute, Inc. (now Dana-Farber Cancer Institute, Inc.), with addenda dated as of August 13, 1987 and August 22, 1989		S-1	September 22, 1989 (File No. 33-31219)	10.1
10.4*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-K	September 27, 2000	10.51
10.4(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.4(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.5*	Option and License Agreement dated September 5, 2000 by and between the Registrant and Amgen Inc. (as successor-in-interest to Abgenix, Inc.)		8-K/A	October 10, 2000	10.1
10.6*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi-aventis U.S. LLC (as successor-in-interest to Aventis Pharmaceuticals Inc.)		10-Q	November 14, 2003	10.1
10.6(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	November 3, 2006	10.1
10.6(b)*	Amendment No. 2, dated as of October 11, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 7, 2008	10.4
10.6(c)*	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 6, 2009	10.7
10.7*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2
10.8*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.8(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3
10.9*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10-Q	May 5, 2012	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.10*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q	May 5, 2012	10.2
10.11*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.12*	Multi-Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company		10-Q	May 5, 2012	10.3
10.13†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.13(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.13(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.14†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended through June 13, 2012	X
10.14(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.14(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.14(c)†	Form of Non-Qualified Stock Option Agreement for Directors		10-Q	October 29, 2010	10.1
10.14(d)†	Form of Restricted Stock Agreement for Executives		S-8	November 15, 2006	99.9
10.14(e)†	Form of Restricted Stock Agreement for Directors		S-8	November 15, 2006	99.8
10.14(f)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.14(g)†	Form of Incentive Stock Option Agreement for all employees (including executives)	X
10.14(h)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)	X
10.14(i)†	For of Non-Qualified Stock Option Agreement for Directors	X
10.15†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.16†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended through September 16, 2009		10-Q	November 4, 2009	10.1
10.17†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.18†	Severance Agreement dated as of December 1, 2010 between the Registrant and Craig Barrows		10-Q	February 8, 2011	10.2
10.19†	Severance Agreement dated as of December 1, 2010 between the Registrant and Daniel M. Junius		10-Q	February 8, 2011	10.3

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.20†	Severance Agreement dated as of December 1, 2010 between the Registrant and John M. Lambert		10-Q	February 8, 2011	10.4
10.21†	Severance Agreement dated as of December 1, 2010 between the Registrant and James J. O'Leary		10-Q	February 8, 2011	105
10.22†	Severance Agreement dated as of December 1, 2010 between the Registrant and Gregory D. Perry		10-Q	February 8, 2011	10.6
10.23†	Severance Agreement dated as of December 1, 2010 between the Registrant and Peter Williams		10-Q	February 8, 2011	10.7
10.24†	Severance Agreement dated as of January 18, 2011 between the Registrant and Theresa G. Wingrove		10-Q	February 8, 2011	10.8
10.25†	Compensation Policy for Non-Employee Directors, as amended through September 22, 2010		10-Q	October 29, 2010	10.1
10.26†	Summary of Annual Executive Bonus Program		10-Q	November 7, 2007	10.1
10.27†	Employment Agreement dated as of July 27, 2011 between the Registrant and Gregory D. Perry		10-K	August 29, 2011	10.26
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS	COLUMN D	COLUMN E
Inventory Valuation Allowance	Balance at Beginning of Period	Charged to Costs and Expenses	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2012	$1,993	$786	$(1,488)	$1,291
Year End June 30, 2011	$939	$1,664	$(610)	$1,993
Year End June 30, 2010	$1,784	$927	$(1,772)	$939