Form 10-Q/A
period 2012-03-31
IMMUNOGEN INC
filed 2012-10-10
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Report”) filed by ImmunoGen, Inc. with the Securities and Exchange Commission on May 10, 2012.  This Amendment is being filed solely for the purpose of amending Exhibits 10.1, 10.2 and 10.3 under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

PART II. OTHER INFORMATION

ITEM 6.                             Exhibits

Exhibit No.	Description
10.1*	Development and License agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG
10.2*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.
10.3*	Multi-Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.

**                                  Previously filed with our Quarterly Report on Form 10-Q on May 10, 2012 which this Form 10/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 10, 2012	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2012	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)