Form 10-Q
period 2012-09-30
IMMUNOGEN INC
filed 2012-10-31
CIK 855654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares of common stock, par value $.01 per share: 84,120,529 shares outstanding as of October 24, 2012.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2012	June 30, 2012
ASSETS
Cash and cash equivalents	$233,614	$160,938
Accounts receivable	853	129
Unbilled revenue	1,446	1,196
Inventory	170	1,288
Restricted cash	319	319
Prepaid and other current assets	2,419	2,400
Total current assets	238,821	166,270

Property and equipment, net of accumulated depreciation	11,442	11,633
Long-term restricted cash	2,231	2,231
Other assets	174	174

Total assets	$252,668	$180,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,216	$3,395
Accrued compensation	2,436	4,942
Other accrued liabilities	7,421	4,589
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	1,376	2,349
Total current liabilities	15,428	16,254

Deferred lease incentive, net of current portion	6,360	6,605
Deferred revenue, net of current portion	69,769	69,761
Other long-term liabilities	3,799	3,798
Total liabilities	95,356	96,418
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 84,117 and 77,759 shares as of September 30, 2012 and June 30, 2012, respectively	841	778
Additional paid-in capital	685,619	587,068
Accumulated deficit	(529,148)	(503,956)
Total shareholders’ equity	157,312	83,890
Total liabilities and shareholders’ equity	$252,668	$180,308

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2012	2011

Revenues:
Research and development support	$1,377	$1,068
License and milestone fees	933	1,187
Clinical materials revenue	1,781	281

Total revenues	4,091	2,536

Operating Expenses:
Research and development	23,700	17,161
General and administrative	5,639	4,841

Total operating expenses	29,339	22,002

Loss from operations	(25,248)	(19,466)

Other income (expense), net	56	(17)

Net loss	$(25,192)	$(19,483)

Basic and diluted net loss per common share	$(0.30)	$(0.26)

Basic and diluted weighted average common shares outstanding	83,350	76,364

Comprehensive Loss	$(25,192)	$(19,483)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(25,192)	$(19,483)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,174	1,163
Gain on sale/disposal of fixed assets	(17)	(5)
Amortization of deferred lease incentive obligation	(245)	(244)
Loss on forward contracts	2	44
Stock and deferred share unit compensation	3,920	2,568
Deferred rent	(27)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(724)	4,667
Unbilled revenue	(250)	390
Inventory	1,118	(667)
Prepaid and other current assets	(11)	1,374
Restricted cash	—	700
Other assets	—	17
Accounts payable	(179)	(363)
Accrued compensation	(2,506)	(2,417)
Other accrued liabilities	2,896	(95)
Deferred revenue	(965)	813
Net cash used for operating activities	(21,006)	(11,565)

Cash flows from investing activities:
Purchases of property and equipment, net	(966)	(554)
Payments from settlement of forward contracts	(46)	(38)
Net cash used for investing activities	(1,012)	(592)

Cash flows from financing activities:
Proceeds from common stock issuance, net	94,006	—
Proceeds from stock options exercised	688	716
Net cash provided by financing activities	94,694	716

Net change in cash and cash equivalents	72,676	(11,441)

Cash and cash equivalents, beginning balance	160,938	191,206

Cash and cash equivalents, ending balance	$233,614	$179,765

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2012 and June 30, 2012 and for the three months ended September 30, 2012 and 2011 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2012 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

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

At September 30, 2012, the Company had the following two types of agreements with the parties identified below:

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.  Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations.  During the three months ended September 30, 2012, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $755,000. There were no sales of manufactured preclinical or clinical materials during the three months ended September 30, 2011. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last.  Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

For right-to-test agreements where the options to secure development and commercialization licenses to the Company’s TAP technology are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement.  For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure development and commercialization licenses are considered substantive, the Company has deferred the upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, the Company attributes the exercise fee to the development and commercialization license.  Upon exercise of an option to acquire a development and commercialization license, the Company would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with the Company’s accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of the Company’s right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

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

As of September 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$236,164	$236,164	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2012 and June 30, 2012 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2012 and June 30, 2012 is summarized below (in thousands):

	September 30, 2012	June 30, 2012

Raw materials	$170	$129
Work in process	—	1,159

Total	$170	$1,288

Raw materials inventory consists entirely of DM1 or DM4, the Company’s proprietary cell-killing agents, which are included in all TAP product candidates currently in preclinical and clinical testing with the Company’s collaborators. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, during the three-month periods ended September 30, 2012 and 2011 the Company recorded $390,000 and $748,000, respectively, of expense related to excess inventory.

Work in process inventory consists of bulk drug substance manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All bulk drug substance is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2012	2011
Options outstanding to purchase common stock	7,960	7,762

Common stock equivalents under treasury stock method	2,552	2,743

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2012, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 8,500,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The stock-based awards are accounted for under ASC Topic 718, “Compensation—Stock Compensation.” Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations and comprehensive loss over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended September 30,
	2012	2011
Dividend	None	None
Volatility	60.44%	59.79%
Risk-free interest rate	0.84%	2.25%
Expected life (years)	6.3	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2012 and 2011 were $8.91 and $9.15 per share, respectively.

Stock compensation expense related to stock options granted under the 2006 Plan was $3.8 million and $2.5 million during the three months ended September 30, 2012 and 2011, respectively.  The increase in stock compensation expense from period to period is primarily due to higher stock prices driving higher fair values.

As of September 30, 2012, the estimated fair value of unvested employee awards was $22.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2012, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 108,000 shares of common stock at prices ranging from $2.91 to $15.20 per share.  The total proceeds to the Company from these option exercises were approximately $688,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three months ended September 30, 2012 and 2011, net losses recognized on forward contracts were $2,000 and $44,000, respectively, and are included in the accompanying consolidated statements of operations and comprehensive loss as other income (expense), net. As of September 30, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $6.8 million (€5.3 million), all maturing on or before October 7, 2013. As of June 30, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $3.3 million (€2.5 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the three months ended September 30, 2012, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2012 and 2011 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2012	2011
Amgen	23%	26%
Bayer HealthCare	20%	21%
Biogen Idec	—%	11%
Biotest	23%	6%
Novartis	24%	22%
Sanofi	4%	12%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2012 and 2011.

B.            Collaborative Agreements

For information related to the Company’s significant collaborative arrangements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2012 Form 10-K.

C.            Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2012 and 2011, the Company recorded approximately $14,000 and $19,000 in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

During the three months ended September 30, 2012 and 2011, the Company recorded approximately $78,000 and $84,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 33,187 and 49,688 options in fiscal 2012 and fiscal 2011, respectively, and the related compensation expense for the three months ended September 30, 2012 and 2011 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.            Cash and Cash Equivalents

As of September 30, 2012 and June 30, 2012, the Company held $233.6 million and $160.9 million, respectively, in cash, and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

At September 30, 2012, the Company also leases a facility consisting of 43,850 square feet in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2013 (nine months remaining)	$4,788
2014	6,473
2015	6,587
2016	6,352
2017	6,418
Thereafter	16,552
Total minimum lease payments	$47,170
Total minimum rental payments from sublease	(1,590)
Total minimum lease payments, net	$45,580

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the current period, the Company’s license agreement with Janssen Biotech was terminated and, accordingly, the Company is no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement.  As of September 30, 2012, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is approximately $2.0 million.

ITEM 2.                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, targeted antibody-based therapeutics for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some TAP compounds, the antibody component also has anticancer activity of its own. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer product candidates. All of the TAP compounds currently in clinical testing contain either

DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for our significant agreements can be found in our 2012 Annual Report on Form 10-K

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2012, we had approximately $233.6 million in cash and cash equivalents compared to $160.9 million in cash and cash equivalents as of June 30, 2012.

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

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2012 and 2011

Revenues

Our total revenues for the three months ended September 30, 2012 and 2011 were $4.1 million and $2.5 million, respectively. The $1.6 million increase in revenues in the three months ended September 30, 2012 from the same period in the prior year is attributable to an increase in research and development support revenue and clinical materials revenue, partially offset by a decrease in license and milestone fees, all of which are discussed below.

Research and development support revenue was $1.4 million for the three months ended September 30, 2012 compared with $1.1 million for the three months ended September 30, 2011. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2012	2011
Collaborative Partner:
Amgen	$85	$340
Bayer HealthCare	—	6
Biotest	115	144
Lilly	223	—
Novartis	947	568
Sanofi	7	10
Total	$1,377	$1,068

Revenues from license and milestone fees for the three months ended September 30, 2012 decreased $254,000 to $933,000 million from $1.2 million in the same period ended September 30, 2011. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2012	2011
Collaborative Partner:
Amgen	$239	$300
Bayer HealthCare	521	276
Biogen Idec	—	270
Biotest	6	32
Centocor	—	14
Sanofi	167	295
Total	$933	$1,187

Deferred revenue of $71.1 million as of September 30, 2012 primarily represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment received from Lilly during fiscal 2012 and a $45 million upfront payment received from Novartis during fiscal 2011, both of which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials revenue increased $1.5 million in the three months ended September 30, 2012, to $1.8 million from $281,000 in the three months ended September 30, 2011. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2012 increased $6.5 million to $23.7 million from $17.2 million for the three months ended September 30, 2011. The increase was primarily due to (i) increased antibody development and supply expenses; (ii) increased fill/finish costs; (iii) increased clinical trial costs; (iv) increased cost of clinical materials revenue related to increased orders of such clinical materials from our partners due to timing of supply requirements; and (v) increased salaries and related expenses due primarily to higher stock compensation cost and additional headcount. The number of our research and development personnel increased to 216 as of September 30, 2012 compared to 206 at September 30, 2011. The higher stock compensation costs in the current period are driven primarily by higher stock prices resulting in higher fair values. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2012	2011
Research	$4,309	$4,185
Preclinical and Clinical Testing	6,851	4,881
Process and Product Development	1,962	1,798
Manufacturing Operations	10,578	6,297
Total Research and Development Expense	$23,700	$17,161

Research:  Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the three months ended September 30, 2012 increased $124,000 compared to the three months ended September 30, 2011. This increase is primarily the result of an increase in salaries and related expenses, particularly higher stock compensation cost.  We expect research expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Preclinical and Clinical Testing:  Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2012 increased $2.0 million to $6.9 million compared to $4.9 million for the three months ended September 30, 2011. This increase is primarily the result of an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 007 study and increased costs incurred for the IMGN853 trial which was initiated during the second half of fiscal 2012, as well as an increase in salaries and related expenses, including higher stock compensation cost.  We expect preclinical and clinical testing expenses for fiscal 2013 to be significantly higher than fiscal 2012 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2012, total development expenses increased $164,000 compared to the three months ended September 30, 2011. This increase is primarily the result of an increase in salaries and related expenses, particularly higher stock compensation cost. We expect process and product development expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2012, manufacturing operations expense increased $4.3 million to $10.6 million compared to $6.3 million in the same period last year. The increase in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily the result of (i) an increase in antibody development and supply expense driven primarily by our IMGN901 program and an earlier-stage program; (ii) an increase in cost of clinical materials revenue due to increased orders of such clinical materials from our partners due to timing of supply requirements; (iii) an increase in fill/finish costs driven by increased activities performed for our internal programs; (iv) a decrease in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (v) an increase in salaries and related expenses, including higher stock compensation cost. We expect manufacturing operations expense for fiscal 2013 to be significantly higher than fiscal 2012 due primarily to increased third-party costs to produce finished drug product for clinical use.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 increased $798,000 to $5.6 million compared to $4.8 million for the three months ended September 30, 2011. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost. The higher stock compensation cost in the current period is driven primarily by higher stock prices resulting in higher fair values.  We expect general and administrative expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended September 30,
Other Income (Expense), net	2012	2011
Interest Income	$46	$13
Other Income (Expense), net	10	(30)
Total Other Income (Expense), net	$56	$(17)

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	June 30,
	2012	2012
	(In thousands)
Cash and cash equivalents	$233,614	$160,938
Working capital	223,393	150,016
Shareholders’ equity	157,312	83,890

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Cash used for operating activities	$(21,006)	$(11,565)
Cash used for investing activities	(1,012)	(592)
Cash provided by financing activities	94,694	716

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of September 30, 2012, we had approximately $233.6 million in cash and cash equivalents. Net cash used for operations was $21.0 million and $11.6 million for the three months ended September 30, 2012 and 2011, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash used for investing activities was $1.0 million and $592,000 for the three months ended September 30, 2012 and 2011, respectively, and primarily represents cash outflows for capital expenditures. Capital expenditures, primarily for the purchase of new equipment and leasehold improvements, were $966,000 and $554,000 for the three-month periods ended September 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $94.7 million and $716,000 for the three months ended September 30, 2012 and 2011, respectively, which represents proceeds from the exercise of approximately 108,000 and 141,000 stock options, respectively. Also, pursuant to a public offering in the current period, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

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

Contractual Obligations

We are contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the current period, our license agreement with Janssen Biotech was terminated and, accordingly, we are no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement. As of September 30, 2012, the maximum amount that may be payable in the future under our current collaborative agreements is approximately $2.0 million.

There have been no other material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Forward-looking statements can be identified by the fact that they do not relate to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the cautionary information set forth under Part II, Item 1A., Risk Factors, and our Annual Report on Form 10-K for the year ended June 30, 2012. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.                        Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes from the factors disclosed in our 2012 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

†                                         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 31, 2012	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2012	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)