Form 10-Q
period 2012-12-31
IMMUNOGEN INC
filed 2013-01-30
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Shares of common stock, par value $.01 per share:  84,222,024 shares outstanding as of January 22, 2013.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2012	June 30, 2012
ASSETS
Cash and cash equivalents	$211,021	$160,938
Accounts receivable	1,286	129
Unbilled revenue	2,006	1,196
Inventory	450	1,288
Restricted cash	319	319
Prepaid and other current assets	1,976	2,400
Total current assets	217,058	166,270

Property and equipment, net of accumulated depreciation	11,352	11,633
Long-term restricted cash	2,231	2,231
Other assets	196	174

Total assets	$230,837	$180,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,706	$3,395
Accrued compensation	3,173	4,942
Other accrued liabilities	4,467	4,589
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	1,303	2,349
Total current liabilities	14,628	16,254

Deferred lease incentive, net of current portion	6,116	6,605
Deferred revenue, net of current portion	70,365	69,761
Other long-term liabilities	3,733	3,798
Total liabilities	94,842	96,418
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 150,000 shares; issued and outstanding 84,188 and 77,759 shares as of December 31, 2012 and June 30, 2012, respectively	842	778
Additional paid-in capital	688,694	587,068
Accumulated deficit	(553,541)	(503,956)
Total shareholders’ equity	135,995	83,890
Total liabilities and shareholders’ equity	$230,837	$180,308

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenues:
Research and development support	$2,036	$945	$3,413	$2,013
License and milestone fees	429	6,025	1,362	7,212
Clinical materials revenue	147	647	1,928	928

Total revenues	2,612	7,617	6,703	10,153

Operating Expenses:
Research and development	21,656	15,559	45,356	32,720
General and administrative	5,464	4,834	11,103	9,675

Total operating expenses	27,120	20,393	56,459	42,395

Loss from operations	(24,508)	(12,776)	(49,756)	(32,242)

Other income, net	115	23	171	6

Net loss	$(24,393)	$(12,753)	$(49,585)	$(32,236)

Basic and diluted net loss per common share	$(0.29)	$(0.17)	$(0.59)	$(0.42)

Basic and diluted weighted average common shares outstanding	84,147	76,523	83,748	76,443

Comprehensive Loss	$(24,393)	$(12,753)	$(49,585)	$(32,236)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six Months ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(49,585)	$(32,236)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,336	2,317
Gain on sale/disposal of fixed assets	(17)	(23)
Amortization of deferred lease incentive obligation	(489)	(489)
(Gain) loss on forward contracts	(163)	56
Stock and deferred share unit compensation	6,848	5,521
Deferred rent	(54)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(1,157)	(16,546)
Unbilled revenue	(810)	513
Inventory	838	(626)
Prepaid and other current assets	480	1,058
Restricted cash	—	700
Other assets	(22)	17
Accounts payable	1,311	(1,729)
Accrued compensation	(1,769)	(1,937)
Other accrued liabilities	(14)	(364)
Deferred revenue	(442)	19,788
Net cash used for operating activities	(42,709)	(24,034)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,038)	(834)
Payments from settlement of forward contracts	(12)	(56)
Net cash used for investing activities	(2,050)	(890)

Cash flows from financing activities:
Proceeds from common stock issuance, net	93,991	—
Proceeds from stock options exercised	851	2,090
Net cash provided by financing activities	94,842	2,090

Net change in cash and cash equivalents	50,083	(22,834)

Cash and cash equivalents, beginning balance	160,938	191,206

Cash and cash equivalents, ending balance	$211,021	$168,372

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

A.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2012 and June 30, 2012 and for the three and six months ended December 31, 2012 and 2011 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

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

At December 31, 2012, the Company had the following two types of agreements with the parties identified below:

•              Exclusive development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (referred to herein as single-target licenses, as distinguished from the Company’s right-to-test agreements described elsewhere):

Amgen (three single-target licenses)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the six months ended December 31, 2012 and 2011, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $755,000 and $31,000, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$213,571	$213,571	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2012 and June 30, 2012 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2012 and June 30, 2012 is summarized below (in thousands):

	December 31, 2012	June 30, 2012

Raw materials	$450	$129
Work in process	—	1,159

Total	$450	$1,288

Raw materials inventory consists entirely of DM1 or DM4, the Company’s proprietary cell-killing agents, which are included in all TAP product candidates currently in preclinical and clinical testing with the Company’s collaborators. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $798,000 of expense related to excess inventory during the six-month period ended December 31, 2012 compared to $748,000 recorded during the same period last year.  The Company recorded $408,000 of expense related to excess inventory during the three-month period ended December 31, 2012.  There were no expenses recorded for excess inventory during the same period last year.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Options outstanding to purchase common stock	8,157	7,524	8,157	7,524

Common stock equivalents under treasury stock method	2,149	2,729	2,387	2,680

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of December 31, 2012, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Dividend	None	None	None	None
Volatility	60.44%	59.61%	60.44%	59.79%
Risk-free interest rate	0.93%	1.48%	0.85%	2.22%
Expected life (years)	6.3	7.0	6.3	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2012 and 2011 were $6.81 and $7.64 per share, respectively, and $8.60 and $9.10 per share for options granted during the six months ended December 31, 2012 and 2011, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $2.9 million and $6.7 million during the three and six months ended December 31, 2012, respectively, compared to stock compensation expense of $2.9 million and $5.4 million for the three and six months ended December 31, 2011, respectively.

As of December 31, 2012, the estimated fair value of unvested employee awards was $21.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is two and a quarter years.

During the six months ended December 31, 2012, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 128,000 shares of common stock at prices ranging from $2.91 to $15.20 per share.  The total proceeds to the Company from these option exercises were approximately $851,000.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and six months ended December 31, 2012, net gains recognized on forward contracts were $165,000 and $163,000, respectively, and are included in the accompanying consolidated statements of operations and comprehensive loss as other income, net.  For the three and six months ended December 31, 2011, net losses recognized on forward contracts were $(12,000) and $(56,000), respectively.  As of December 31, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $4.1 million (€3.1 million), all maturing on or before October 7, 2013. As of June 30, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $3.3 million (€2.5 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the six months ended December 31, 2012, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended December 31, 2012 and 2011 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2012	2011	2012	2011
Amgen	15%	33%	20%	31%
Bayer HealthCare	—%	7%	12%	10%
Biotest	13%	11%	19%	10%
Novartis	58%	8%	37%	11%
Sanofi	6%	41%	5%	34%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2012 and 2011.

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

Under the right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three development and commercialization licenses and the Company received an exercise fee of $1 million for each license taken.  The Company has deferred each $1 million exercise fee and is recognizing these amounts as revenue ratably over the respective estimated periods of its substantial involvement.  In November 2011, the IND applications to the FDA for two compounds developed under the September 2009 and November 2009 development and commercialization licenses became effective, which triggered two $1 million milestone payments to the Company.  These payments are included in license and milestone fees for the three and six months ended December 31, 2011.  At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.  The next potential milestone the Company will be entitled to receive under either of these two development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due.  The next potential milestone the Company will be entitled to receive under the December 2012 development and commercialization license will be a development milestone for IND approval which will result in a $1 million payment being due to the Company.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed. For each of the targets included in the collaboration at this time, the Company is entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones are categorized as follows: development milestones — $7.5 million; and regulatory milestones — $14 million.  Through December 31, 2012, the Company has received and recognized an aggregate of $16 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million milestone payment related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the three and six months ended December 31, 2011.  At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, the milestone was deemed substantive. The next potential milestone the Company will be entitled to receive with respect to SAR3419 will be for initiation of a Phase III clinical trial, which will result in a $3 million payment being due to the Company.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2012 Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2012 and 2011, the Company recorded approximately $(12,000) and $(25,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $23,000 and $4,000 in expense recorded during the three and six months ended December 31, 2011, respectively. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

During the three and six months ended December 31, 2012 and 2011, the Company recorded approximately $78,000 and $155,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $85,000 and $170,000 in compensation expense recorded during the three and six months ended December 31, 2011, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options will vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 41,805, 33,187 and 49,688 options in fiscal 2013, 2012 and 2011, respectively, and the related compensation expense for the three and six months ended December 31, 2012 and 2011 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.    Cash and Cash Equivalents

As of December 31, 2012 and June 30, 2012, the Company held $211.0 million and $160.9 million, respectively, in cash, and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

At December 31, 2012, the Company also leases a facility consisting of 43,850 square feet in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2013 (six months remaining)	$3,192
2014	6,473
2015	6,587
2016	6,352
2017	6,418
Thereafter	16,551
Total minimum lease payments	$45,573
Total minimum rental payments from sublease	(1,419)
Total minimum lease payments, net	$44,154

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the first quarter of fiscal 2013, the Company’s license agreement with Janssen Biotech was terminated and, accordingly, the Company is no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement.  As of December 31, 2012, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is approximately $2.0 million.

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

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop commercial product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements.  Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2012 Annual Report on Form 10-K

Amgen— In September 2000, we entered into a ten-year right-to-test agreement with Abgenix, Inc. which was later acquired by Amgen.  The agreement provides Amgen with the right to (a) test our maytansinoid TAP technology with Amgen’s antibodies under a right-to-test, or research, license, (b) take options, with certain restrictions, to individual targets selected by Amgen on either an exclusive or non-exclusive basis for specified option periods and (c) upon exercise of those options, take exclusive or non-exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for the specified targets on previously agreed-upon terms.  Under the right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three development and commercialization licenses and we received an exercise fee of $1 million for each license taken. We have deferred each $1 million exercise fee and are recognizing these amounts as revenue ratably over the respective estimated periods of our substantial involvement. For each development and commercialization license taken, we are entitled to receive an exercise fee of $1 million and up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones per development and commercialization license are categorized as follows: development milestones — $9 million; regulatory milestones — $20 million; and sales milestones — $5 million. In November 2011, the Investigational New Drug (IND) applications for two compounds developed under the September 2009 and November 2009 development and commercialization licenses became active, which triggered two $1 million milestone payments to us. These payments are included in license and milestone fees for the three and six months ended December 31, 2011.

Sanofi—In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed. For each of the targets included in the collaboration at this time, we are entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones — $7.5 million; and regulatory milestones — $14 million.  Through December 31, 2012, we have received and recognized an aggregate of $16 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $3 million milestone payment earned related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the three and six months ended December 31, 2011.

To date, we have not generated revenues from commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2012, we had approximately $211.0 million in cash and cash equivalents compared to $160.9 million in cash and cash equivalents as of June 30, 2012.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2012 and 2011

Revenues

Our total revenues for the three months ended December 31, 2012 and 2011 were $2.6 million and $7.6 million, respectively. The $5.0 million decrease in revenues in the three months ended December 31, 2012 from the same period in the prior year is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in research and development support revenue, all of which are discussed below.

Research and development support revenue was $2.0 million for the three months ended December 31, 2012 compared with $945,000 for the three months ended December 31, 2011. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended December 31,
Research and Development Support	2012	2011
Collaborative Partner:
Amgen	$128	$201
Biotest	338	160
Lilly	200	8
Novartis	1,370	576
Total	$2,036	$945

Revenues from license and milestone fees for the three months ended December 31, 2012 decreased $5.6 million to $429,000 from $6.0 million in the same period ended December 31, 2011. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended December 31,
License and Milestone Fees	2012	2011
Collaborative Partner:
Amgen	$256	$2,300
Bayer HealthCare	—	521
Biotest	6	32
Centocor	—	5
Sanofi	167	3,167
Total	$429	$6,025

Deferred revenue of $71.7 million as of December 31, 2012 primarily represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment received from Lilly during fiscal 2012 and a $45 million upfront payment received from Novartis during fiscal 2011, both of which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials revenue decreased $500,000 in the three months ended December 31, 2012, to $147,000 from $647,000 in the three months ended December 31, 2011. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended December 31, 2012 increased $6.1 million to $21.7 million from $15.6 million for the three months ended December 31, 2011. The increase was primarily due to (i) increased antibody development and supply expenses; (ii) increased clinical trial costs; (iii) decreased overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (iv) increased salaries and related expenses due primarily to additional headcount, increased health insurance costs and a sign-on bonus awarded to the newly appointed Chief Development Officer. The number of our research and development personnel increased to 225 as of December 31, 2012 compared to 207 at December 31, 2011. The higher stock compensation costs in the current period are driven primarily by higher stock prices resulting in higher fair values. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2012	2011
Research	$4,280	$4,204
Preclinical and Clinical Testing	6,998	4,991
Process and Product Development	1,874	1,769
Manufacturing Operations	8,504	4,595
Total Research and Development Expense	$21,656	$15,559

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the three months ended December 31, 2012 increased $76,000 compared to the three months ended December 31, 2011. This increase is primarily the result of an increase in salaries and related expenses.  We expect research expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Preclinical and Clinical Testing:  Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2012 increased $2.0 million to $7.0 million compared to $5.0 million for the three months ended December 31, 2011. This increase is primarily the result of an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 007 study, increased costs incurred for the IMGN853 trial which was initiated during the second half of fiscal 2012, and data management costs incurred to finalize the IMGN388 study, as well as an increase in salaries and related expenses.  We expect preclinical and clinical testing expenses for fiscal 2013 to be significantly higher than fiscal 2012 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2012, total development expenses increased

$105,000 compared to the three months ended December 31, 2011. This increase is primarily the result of an increase in salaries and related expenses and an increase in disposable costs driven by increased activities. We expect process and product development expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2012, manufacturing operations expense increased $3.9 million to $8.5 million compared to $4.6 million in the same period last year. The increase in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 is primarily the result of (i) an increase in antibody development and supply expense driven primarily by our IMGN901, IMGN853 and IMGN289 programs; (ii) a decrease in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (iii) an increase in salaries and related expenses. We expect manufacturing operations expense for fiscal 2013 to be significantly higher than fiscal 2012 due primarily to increased third-party costs to produce finished drug product for clinical use.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2012 increased $630,000 to $5.5 million compared to $4.8 million for the three months ended December 31, 2011. This increase is primarily due to an increase in patent expenses and an increase in recruitment fees.  We expect general and administrative expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Other Income, net

Other income, net for the three months ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Three Months Ended December 31,
Other Income, net	2012	2011
Interest Income	$39	$9
Other Income, net	76	14
Total Other Income, net	$115	$23

Comparison of Six Months ended December 31, 2012 and 2011

Revenues

Our total revenues for the six months ended December 31, 2012 and 2011 were $6.7 million and $10.2 million, respectively. The $3.5 million decrease in revenues in the six months ended December 31, 2012 from the same period in the prior year is attributable to a decrease in license and milestone fees, partially offset by an increase in research and development support revenue and clinical materials revenue, all of which are discussed below.

Research and development support revenue was $3.4 million for the six months ended December 31, 2012 compared with $2.0 for the six months ended December 31, 2011. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Six Months Ended December 31,
Research and Development Support	2012	2011
Collaborative Partner:
Amgen	$212	$541
Bayer HealthCare	—	6
Biotest	453	304
Lilly	423	8
Novartis	2,318	1,144
Sanofi	7	10
Total	$3,413	$2,013

Revenues from license and milestone fees for the six months ended December 31, 2012 decreased $5.8 million to $1.4 million from $7.2 million in the same period ended December 31, 2011. The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the resources our collaborators allocate to the advancement of the product candidates, the number of clinical trials our collaborators conduct and the speed of enrollment and overall success in those trials. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Six Months Ended December 31,
License and Milestone Fees	2012	2011
Collaborative Partner:
Amgen	$496	$2,599
Bayer HealthCare	521	797
Biogen Idec	—	270
Biotest	12	65
Centocor	—	19
Sanofi	333	3,462
Total	$1,362	$7,212

Clinical materials revenue increased $1.0 million in the six months ended December 31, 2012, to $1.9 million from $928,000 in the six months ended December 31, 2011. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the six months ended December 31, 2012 increased $12.6 million to $45.3 million from $32.7 million for the six months ended December 31, 2011. The increase was primarily due to (i) increased antibody development and supply expenses; (iii) increased clinical trial costs; (iv) increased fill/finish costs; (v) increased cost of clinical materials revenue related to increased orders of such clinical materials from our partners due to timing of supply requirements; and (vi) increased salaries and related expenses due primarily to additional headcount, increased health insurance costs, a sign-on bonus awarded to the newly appointed Chief Development Officer and higher stock compensation cost. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2012	2011
Research	$8,589	$8,388
Preclinical and Clinical Testing	13,849	9,873
Process and Product Development	3,836	3,567
Manufacturing Operations	19,082	10,892
Total Research and Development Expense	$45,356	$32,720

Research:   Research includes expenses associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the six months ended December 31, 2012 increased $201,000 compared to the six months ended December 31, 2011. This increase is primarily the result of an increase in salaries and related expenses.  We expect research expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Preclinical and Clinical Testing:   Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2012 increased $4.0 million to $13.9 million compared to $9.9 million for the six months ended December 31, 2011. This increase is primarily the result of an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 007 study, increased costs incurred for the IMGN853 trial which was initiated during the second half of fiscal 2012, and data management costs incurred to finalize the IMGN388 study, as well as an increase in salaries and related expenses.  We expect preclinical and clinical testing expenses for fiscal 2013 to be significantly higher than fiscal 2012 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2012, total development expenses increased $269,000 compared to the six months ended December 31, 2011. This increase is primarily the result of an increase in salaries and related expenses. We expect process and product development expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Manufacturing Operations:  Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2012, manufacturing operations expense increased $8.2 million to $19.1 million compared to $10.9 million in the same period last year. The increase in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 is primarily the result of (i) an increase in antibody development and supply expense driven primarily by our IMGN901, IMGN853 and IMGN289 programs; (ii) a decrease in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; (iii) an increase in fill/finish costs driven by increased activities performed for our internal programs; (iv) an increase in salaries and related expenses;

and (v) an increase in cost of clinical materials revenue due to increased shipments of such clinical materials to our partners due to timing of supply requirements. We expect manufacturing operations expense for fiscal 2013 to be significantly higher than fiscal 2012 due primarily to increased third-party costs to produce finished drug product for clinical use.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2012 increased $1.4 million to $11.1 million compared to $9.7 million for the six months ended December 31, 2011. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost, and an increase in patent expenses.  We expect general and administrative expenses for fiscal 2013 to be slightly higher than fiscal 2012.

Other Income, net

Other income, net for the six months ended December 31, 2012 and 2011 is included in the following table (in thousands):

	Six Months Ended December 31,
Other Income, net	2012	2011
Interest Income	$85	$22
Other Income (Expense), net	86	(16)
Total Other Income, net	$171	$6

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	June 30,
	2012	2012
	(In thousands)
Cash and cash equivalents	$211,021	$160,938
Working capital	202,430	150,016
Shareholders’ equity	135,995	83,890

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Cash used for operating activities	$(42,709)	$(24,034)
Cash used for investing activities	(2,050)	(890)
Cash provided by financing activities	94,842	2,090

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of December 31, 2012, we had approximately $211.0 million in cash and cash equivalents. Net cash used for operations was $42.7 million and $24.0 million for the six months ended December 31, 2012 and 2011, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash used for investing activities was $2.1 million and $890,000 for the six months ended December 31, 2012 and 2011, respectively, and primarily represents cash outflows for capital expenditures. Capital expenditures, primarily for the purchase of new equipment and leasehold improvements, were $2.0 million and $834,000 for the six-month periods ended December 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $94.8 million and $2.1 million for the six months ended December 31, 2012 and 2011, respectively, which represents proceeds from the exercise of approximately 128,000 and 370,000 stock options, respectively. Also, pursuant to a public offering in the current period, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

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

Contractual Obligations

We are contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the current period, our license agreement with Janssen Biotech was terminated and, accordingly, we are no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement.  As of December 31, 2012, the maximum amount that may be payable in the future under our current collaborative agreements is approximately $2.0 million.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description
3.1	Articles of Amendment
10.1	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Craig Barrows
10.2	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Daniel M. Junius
10.3	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and John M. Lambert
10.4	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Charles Q. Morris
10.5	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and James J. O’Leary
10.6	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Gregory D. Perry
10.7	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Peter Williams
10.8	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Theresa G. Wingrove
10.9	Employment offer letter between the Registrant and Charles Q. Morris
10.10	Employment Agreement dated as of November 26, 2012 between the Registrant and Charles Q. Morris
10.11	Third Amendment to License Agreement for Anti-HER2 Antibodies made effective as of December 18, 2012 by and between the Registrant and Genentech, Inc.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: January 30, 2013	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2013	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)