Form 10-Q
period 2013-03-31
IMMUNOGEN INC
filed 2013-05-06
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares of common stock, par value $.01 per share:  84,533,809 shares outstanding as of April 29, 2013.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2013	June 30, 2012
ASSETS
Cash and cash equivalents	$206,103	$160,938
Accounts receivable	5,446	129
Unbilled revenue	2,105	1,196
Inventory	112	1,288
Restricted cash	319	319
Prepaid and other current assets	1,622	2,400
Total current assets	215,707	166,270

Property and equipment, net of accumulated depreciation	10,561	11,633
Long-term restricted cash	2,231	2,231
Other assets	183	174

Total assets	$228,682	$180,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,723	$3,395
Accrued compensation	5,063	4,942
Other accrued liabilities	6,337	4,589
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	1,712	2,349
Total current liabilities	16,814	16,254

Deferred lease incentive, net of current portion	5,871	6,605
Deferred revenue, net of current portion	63,297	69,761
Other long-term liabilities	3,698	3,798
Total liabilities	89,680	96,418
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 150,000 shares; issued and outstanding 84,437 and 77,759 shares as of March 31, 2013 and June 30, 2012, respectively	844	778
Additional paid-in capital	693,050	587,068
Accumulated deficit	(554,892)	(503,956)
Total shareholders’ equity	139,002	83,890
Total liabilities and shareholders’ equity	$228,682	$180,308

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenues:
Research and development support	$2,257	$1,320	$5,670	$3,333
License and milestone fees	22,010	999	23,372	8,211
Clinical materials revenue	734	933	2,662	1,861

Total revenues	25,001	3,252	31,704	13,405

Operating Expenses:
Research and development	21,318	16,933	66,674	49,653
General and administrative	4,995	5,021	16,098	14,696

Total operating expenses	26,313	21,954	82,772	64,349

Loss from operations	(1,312)	(18,702)	(51,068)	(50,944)

Other (expense) income, net	(39)	33	132	39

Net loss	$(1,351)	$(18,669)	$(50,936)	$(50,905)

Basic and diluted net loss per common share	$(0.02)	$(0.24)	$(0.61)	$(0.66)

Basic and diluted weighted average common shares outstanding	84,279	76,961	83,923	76,615
Comprehensive loss	$(1,351)	$(18,669)	$(50,936)	$(50,905)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(50,936)	$(50,905)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,509	3,463
Gain on sale/disposal of fixed assets	(22)	(23)
Amortization of deferred lease incentive obligation	(734)	(733)
(Gain) loss on forward contracts	(150)	47
Stock and deferred share unit compensation	9,839	7,859
Deferred rent	(81)	(81)
Changes in operating assets and liabilities:
Accounts receivable	(5,317)	3,238
Unbilled revenue	(909)	204
Inventory	1,176	(451)
Prepaid and other current assets	777	64
Restricted cash	—	700
Other assets	(9)	(58)
Accounts payable	(672)	(578)
Accrued compensation	121	(610)
Other accrued liabilities	1,822	529
Deferred revenue	(7,101)	19,220
Net cash used for operating activities	(48,687)	(18,115)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,415)	(1,782)
Proceeds (payments) from settlement of forward contracts	58	(56)
Net cash used for investing activities	(2,357)	(1,838)

Cash flows from financing activities:
Proceeds from common stock issuance, net	93,991	—
Proceeds from stock options exercised	2,218	4,007
Net cash provided by financing activities	96,209	4,007

Net change in cash and cash equivalents	45,165	(15,946)

Cash and cash equivalents, beginning balance	160,938	191,206

Cash and cash equivalents, ending balance	$206,103	$175,260

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

A.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2013 and June 30, 2012 and for the three and nine months ended March 31, 2013 and 2012 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2013 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s Targeted Antibody Payload, or TAP, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include license fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition — Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2013, the Company had the following two types of agreements with the parties identified below:

•              Exclusive or non-exclusive development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a single target antigen (referred to herein as single-target licenses, as distinguished from the Company’s right-to-test agreements described elsewhere):

Amgen (three single-target licenses)

Bayer HealthCare (one single-target license)

Biotest (one single-target license)

Novartis (one license to two related targets)

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

Development and Commercialization Licenses

The deliverables under a development and commercialization license agreement generally include the license to the Company’s TAP technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla™ (ado-trastuzumab emtansine or T-DM1), however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis.  Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements.  The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If the Company concludes that the license has stand alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.  Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations.  During the nine months ended March 31, 2013 and 2012, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $755,000 and $62,000, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last.  Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

The Company’s license agreements have milestone payments which for reporting purposes are aggregated into three categories: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones.  Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases.  Regulatory milestones are typically payable upon submission for marketing approval with the U.S. Food and Drug Administration, or FDA, or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications.  Sales milestones are typically payable when annual sales reach certain levels.

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

Under the Company’s license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements the Company is to receive royalty reports and payments from its licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, the Company generally recognizes royalty revenues in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred.

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

As of March 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$208,653	$208,653	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2013 and June 30, 2012 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2013 and June 30, 2012 is summarized below (in thousands):

	March 31, 2013	June 30, 2012

Raw materials	$112	$129
Work in process	—	1,159

Total	$112	$1,288

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its TAP technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $798,000 of expense related to excess inventory during the nine-month period ended March 31, 2013 compared to $748,000 recorded during the same period last year. There were no expenses recorded for excess inventory during the three-month periods ended March 31, 2013 and 2012.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Options outstanding to purchase common stock	7,945	7,036	7,945	7,036

Common stock equivalents under treasury stock method	2,433	2,670	2,302	2,456

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2013, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Dividend	None	None	None	None
Volatility	60.44%	58.91%	60.44%	59.76%
Risk-free interest rate	1.13%	1.41%	0.85%	2.19%
Expected life (years)	6.3	7.1	6.3	7.1

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options and restricted stock awards granted during the three months ended March 31, 2013 and 2012 were $8.28 and $7.31 per share, respectively, and $8.67 and $9.03 per share for options granted during the nine months ended March 31, 2013 and 2012, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $2.9 million and $9.6 million during the three and nine months ended March 31, 2013, respectively, compared to stock compensation expense of $2.3 million and $7.6 million for the three and nine months ended March 31, 2012, respectively.

As of March 31, 2013, the estimated fair value of unvested employee awards was $19.8 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is two years.

During the nine months ended March 31, 2013, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 378,000 shares of common stock at prices ranging from $2.91 to $15.20 per share.  The total proceeds to the Company from these option exercises were approximately $2.2 million.

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

The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change.  Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. For the three and nine months ended March 31, 2013, net (losses) gains recognized on forward contracts were $(13,000) and $150,000, respectively, and are included in the accompanying consolidated statements of operations and comprehensive loss as other (expense) income, net. For the three and nine months ended March 31, 2012, net gains (losses) recognized on forward contracts were $9,000 and $(47,000), respectively. As of March 31, 2013, the Company had outstanding forward contracts with notional amounts equivalent to approximately $1.9 million (€1.4 million), all maturing on or before October 7, 2013.  As of June 30, 2012, the Company had outstanding forward contracts with notional amounts equivalent to approximately $3.3 million (€2.5 million). The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

Segment Information

During the nine months ended March 31, 2013, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2013 and 2012 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2013	2012	2013	2012
Amgen	2%	38%	6%	33%
Bayer HealthCare	3%	24%	5%	14%
Novartis	51%	22%	48%	14%
Sanofi	1%	5%	2%	27%
Roche	42%	—%	33%	—%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2013 and 2012.

B.            Collaborative Agreements

Roche

In May 2000, the Company granted Roche, through its Genentech unit, an exclusive license to use the Company’s maytansinoid TAP technology with antibodies or other proteins that target HER2, such as trastuzumab. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds targeting HER2. In February 2013, the US FDA granted marketing approval to Kadcyla. Roche is responsible for the manufacturing, product development and marketing of Kadcyla or any other products resulting from the agreement. The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. The marketing approval of Kadcyla in February 2013 triggered a $10.5 million regulatory milestone payment to the Company.  Based on an evaluation of the effort contributed to the achievement of this milestone, the Company determined this milestone was not substantive.  In consideration that there are no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria have been met, the Company recognized the $10.5 million non-refundable payment as revenue upon achievement of the milestone, which is included in license and milestone fees for the three and nine months ended March 31, 2013.  The next potential milestone the Company will be entitled to receive will be either a $5 million regulatory milestone for marketing approval of Kadcyla in Europe or a $5 million regulatory milestone for marketing approval of Kadcyla in Japan depending on which occurs first. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company has determined these milestones are not substantive.  The Company will receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears.  In accordance with the Company’s revenue recognition policy, royalties on sales of Kadcyla for the period ended March 31, 2013 will be recorded in the Company’s fourth quarter of fiscal 2013.

Novartis

In October 2010, the Company entered into a three-year right-to-test agreement with Novartis. The agreement provides Novartis with the right to (a) test the Company’s TAP technology with individual antibodies selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million.

Effective March 29, 2013, the Company and Novartis amended the right-to-test agreement so that Novartis can take a license to develop and commercialize products directed at two pre-defined and related undisclosed targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The Company was entitled to a $3.5 million fee in connection with the execution of the amendment to the agreement.  The Company may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

In connection with the amendment, on March 29, 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets.  The Company was entitled to a $1 million upfront fee with the execution of this license.  Additionally, the execution of this license provides the Company the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.  The first potential milestone the Company will be entitled to receive will be a $5.0 million development milestone for commencement of a Phase I

clinical trial.   At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product candidate, this milestone was deemed substantive.  Additionally, the Company is entitled to receive royalties on product sales, if any.  Novartis also has the right to convert the noted non-exclusive license to an exclusive license, in which case the Company would be entitled to receive a conversion fee and, depending on the composition of resultant products, an upward adjustment on milestone payments.  The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis.  Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

In accordance with ACS 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right-to-test agreement and subsequently when amended. The significant deliverables were determined to be the right-to-test, or research, license, the development and commercialization licenses, rights to future technological improvements, and the research services. The options to obtain development and commercialization licenses in the right-to-test agreement were determined not to be substantive and, as a result, the exclusive development and commercialization licenses were considered deliverables at the inception of the right-to-test agreement. Factors that were considered in determining the options were not substantive included (i) the overall objective of the agreement was for Novartis to obtain development and commercialization licenses, (ii) the size of the exercise fee of $1 million for each development and commercialization license obtained is not significant relative to the $45 million upfront payment that was due at the inception of the right-to-test agreement, (iii) the limited economic benefit that Novartis could obtain from the right-to-test agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the lack of economic penalties as a result of exercising the options.

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

The estimated selling prices for the development and commercialization licenses are the Company’s best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, and the Company’s pricing practices and pricing objectives. The estimated selling price of the right to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Novartis. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company’s estimate of its cost of capital. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Novartis and market rates for similar services.

The total arrangement consideration of $55.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $50.4 million to the development and commercialization licenses; $4.1 million to the rights to future technological improvements; and $710,000 to the research services. Upon execution of the development and commercialization license taken by Novartis in March 2013, the Company recorded $11.1 million of the $50.4 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the three and nine months ended March 31, 2013.  With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is equivalent to the estimated term of the agreement. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize products pursuant to the license plus the estimated royalty term. The Company reassesses the estimated term at the end of each reporting period. The Company will recognize as license revenue an equal amount of the total remaining $39.3 million of arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Novartis upon Novartis’ exercise of its remaining options to such licenses. The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

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

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed. For each of the targets included in the collaboration at this time, the Company is entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.  The total milestones are categorized as follows: development milestones — $7.5 million; and regulatory milestones — $14 million. Through March 31, 2013, the Company has received and recognized an aggregate of $16 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million milestone payment related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the nine months ended March 31, 2012. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved.  In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, the milestone was deemed substantive. The next potential milestone the Company will be entitled to receive with respect to SAR3419 will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due to the Company.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2012 Form 10-K.

Kadcyla™ is a trademark of Genentech.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2013, the Company recorded approximately $21,000 and $(4,000) in expense and expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $18,000 and $22,000 in expense recorded during the three and nine months ended March

31, 2012, respectively. The value of the stock units is adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

During the three and nine months ended March 31, 2013 and 2012, the Company recorded approximately $98,000 and $253,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $67,000 and $236,000 in compensation expense recorded during the three and nine months ended March 31, 2012, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 41,805, 33,187 and 49,688 options in fiscal 2013, 2012 and 2011, respectively, and the related compensation expense for the three and nine months ended March 31, 2013 and 2012 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.    Cash and Cash Equivalents

As of March 31, 2013 and June 30, 2012, the Company held $206.1 million and $160.9 million, respectively, in cash, and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

At March 31, 2013, the Company also leases a facility consisting of 43,850 square feet in Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA.  The initial term of the lease is for five years and two months commencing on June 1, 2013 with an option for the Company to extend the lease through May 2023.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2013 (three months remaining)	$1,596
2014	6,607
2015	6,741
2016	6,512
2017	6,586
Thereafter	16,727
Total minimum lease payments	$44,769
Total minimum rental payments from sublease	(1,249)
Total minimum lease payments, net	$43,520

Collaborative Agreements

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the first quarter of fiscal 2013, the Company’s license agreement with Janssen Biotech was terminated and, accordingly, the Company is no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement.  As of March 31, 2013, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $2.0 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, antibody-drug conjugates (ADC’s) for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on cancer cells with multiple copies of one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some TAP compounds, the antibody component also has anticancer activity of its own. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the TAP compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop and commercialize product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2012 Annual Report on Form 10-K

Roche—In May 2000, we granted Roche, through its Genentech unit, an exclusive license to our maytansinoid TAP technology for use with antibodies or other proteins that target HER2, such as trastuzumab. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds that target HER2. In February 2013, the U.S. Food and Drug Administration, or FDA, granted marketing approval to Kadcyla.  Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We are compensated for any preclinical and clinical materials that we manufacture under the agreement.  We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows:

development milestones—$13.5 million; and regulatory milestones—$30.5 million. The marketing approval of Kadcyla in February 2013 triggered a $10.5 million regulatory milestone payment to us, which is included in license and milestone fees for the three and nine months ended March 31, 2013.  We will receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears.  In accordance with our revenue recognition policy, royalties on sales of Kadcyla for the period ended March 31, 2013 will be recorded in our fourth quarter of fiscal 2013.

Novartis— In October 2010, we entered into a three-year right-to-test agreement with Novartis. The agreement provides Novartis with the right to (a) test our TAP technology with individual antibodies selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use our TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million.

Effective March 29, 2013, we and Novartis amended the right-to-test agreement so that Novartis can take a license to develop and commercialize products directed at two pre-defined and related undisclosed targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. We are entitled to a $3.5 million fee in connection with the execution of the amendment to the agreement.  We may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

On March 29, 2013, Novartis also took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets.  We are entitled to a $1 million upfront fee with the execution of this license.  Additionally, the execution of this license provides us the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.  Additionally, we are entitled to receive royalties on product sales, if any.  Novartis also has the right to convert the noted non-exclusive license to an exclusive license, in which case we would be entitled to receive a conversion fee and, depending on the composition of resultant products, an upward adjustment on milestone payments.  In accordance with our revenue recognition policy, upon execution of the development and commercialization license taken by Novartis, we recorded $11.1 million of revenue, which is included in license and milestone fee revenue for the three and nine months ended March 31, 2013.

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

Sanofi—In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The product candidates (targets) currently in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (DS6, also known as CA6) and at least one earlier-stage compound that has yet to be disclosed. For each of the targets included in the collaboration at this time, we are entitled to receive up to a total of $21.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones — $7.5 million; and regulatory milestones — $14 million.  Through March 31, 2013, we have received and recognized an aggregate of $16 million in milestone payments under this agreement for compounds covered under this agreement now or in the past, including a $3 million milestone payment earned related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the nine months ended March 31, 2012.

To date, we have not generated revenues from our proprietary commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2013, we had approximately $206.1 million in cash and cash equivalents compared to $160.9 million in cash and cash equivalents as of June 30, 2012.

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

Royalty Revenue Recognition—Under our development and commercialization license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we are to receive royalty reports and payments from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, or one quarter following the quarter in which sales by our licensees occurred.

There were no other updates or significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2013 and 2012

Revenues

Our total revenues for the three months ended March 31, 2013 and 2012 were $25.0 million and $3.3 million, respectively. The $21.7 million increase in revenues in the three months ended March 31, 2013 from the same period in the prior year is attributable to an increase in research and development support revenue and license and milestone fees, partially offset by a decrease in clinical materials revenue, all of which are discussed below.

Research and development support revenue was $2.3 million for the three months ended March 31, 2013 compared with $1.3 million for the three months ended March 31, 2012. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2013	2012
Collaborative Partner:
Amgen	$127	$277
Biotest	252	132
Lilly	160	164
Novartis	1,616	723
Other	102	24
Total	$2,257	$1,320

Revenues from license and milestone fees for the three months ended March 31, 2013 increased $21.0 million to $22.0 million from $999,000 in the same period ended March 31, 2012. Included in license and milestone fees for the three months ended March 31, 2013 was a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche and $11.1 million of license revenue earned upon the execution of a development and commercialization license by Novartis.  The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2013	2012
Collaborative Partner:
Amgen	$247	$279
Bayer HealthCare	—	521
Biotest	6	32
Novartis	11,090	—
Sanofi	167	167
Roche	10,500	—
Total	$22,010	$999

Deferred revenue of $65.0 million as of March 31, 2013 primarily represents payments received from our collaborators pursuant to our license agreements, including a $20 million upfront payment received from Lilly during fiscal 2012 and $38.4 million remaining of a $45 million upfront payment received from Novartis during fiscal 2011, both of which we have yet to earn pursuant to our revenue recognition policy.

Clinical materials revenue decreased $199,000 in the three months ended March 31, 2013 to $734,000 from $933,000 in the three months ended March 31, 2012. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2013 increased $4.4 million to $21.3 million from $16.9 million for the three months ended March 31, 2012. The increase was primarily due to (i) increased antibody development and supply expenses; (ii) decreased overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (iii) increased salaries and related expenses due primarily to additional headcount, increased incentive compensation and increased stock compensation costs. The number of our research and development personnel increased to 241 as of March 31, 2013 compared to 212 at March 31, 2012. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2013	2012
Research	$4,369	$4,070
Preclinical and Clinical Testing	6,395	5,665
Process and Product Development	1,938	1,736
Manufacturing Operations	8,616	5,462
Total Research and Development Expense	$21,318	$16,933

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the three months ended March 31, 2013 increased $299,000 compared to the three months ended March 31, 2012. This increase is primarily the result of an increase in salaries and related expenses.  We expect research expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2013 increased $730,000 to $6.4 million compared to $5.7 million for the three months ended March 31, 2012. This increase is primarily the result of an increase in salaries and related expenses and an increase in clinical trial costs due primarily to increased costs incurred for the IMGN529 trial, as well as the IMGN853 trial which initiated patient enrollment in the first quarter of fiscal 2013.  Partially offsetting these increases, contract service expense decreased related to less cost for in vivo studies conducted during the current period related to IMGN289, a potential new linker and a cytotoxic agent than incurred during the prior period.  We expect preclinical and clinical testing expenses for fiscal 2013 to be significantly higher than fiscal 2012 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2013, total development expenses increased $202,000 compared to the three months ended March 31, 2012. This increase is primarily the result of an increase in salaries and related expenses. We expect process and product development expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2013, manufacturing operations expense increased $3.1 million to $8.6 million compared to $5.5 million in the same period last year. The increase in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily the result of (i) an increase in antibody development and supply expense driven primarily by timing of supply required for our IMGN853 program; (ii) an increase in salaries and related expenses; and (iii) a decrease in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators. Partially offsetting these increases, contract service expense decreased due primarily to decreased third-party quality assurance support activities and decreased linker development activities and cost of clinical materials revenue decreased due to decreased sales of such clinical materials to our partners. We expect manufacturing operations expense for fiscal 2013 to be significantly higher than fiscal 2012 due primarily to increased third-party costs to produce finished drug product for clinical use.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 decreased $26,000 from the three months ended March 31, 2012. This decrease is primarily due to a decrease in professional service fees, particularly patent expenses and consulting fees, partially offset by an increase in salaries and related expenses, particularly stock compensation cost.  We expect general and administrative expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended March 31,
Other (Expense) Income, net	2013	2012
Interest Income	$27	$18
Other (Expense) Income, net	(66)	15
Total Other (Expense) Income, net	$(39)	$33

Comparison of Nine Months ended March 31, 2013 and 2012

Revenues

Our total revenues for the nine months ended March 31, 2013 and 2012 were $31.7 million and $13.4 million, respectively. The $18.3 million increase in revenues in the nine months ended March 31, 2013 from the same period in the prior year is attributable to an increase in research and development support revenue, license and milestone fees and clinical materials revenue, all of which are discussed below.

Research and development support revenue was $5.7 million for the nine months ended March 31, 2013 compared with $3.3 for the nine months ended March 31, 2012. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2013	2012
Collaborative Partner:
Amgen	$339	$818
Biotest	705	436
Lilly	583	171
Novartis	3,934	1,867
Other	109	41
Total	$5,670	$3,333

Revenues from license and milestone fees for the nine months ended March 31, 2013 increased $15.2 million to $23.4 million from $8.2 million in the same period ended March 31, 2012.  Included in license and milestone fees for the nine months ended March 31, 2013 was a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche and $11.1 million of license revenue earned upon the execution of a development and commercialization license by Novartis.  Included in license and milestone fees for the nine months ended March 31, 2012 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to Phase I clinical testing of AMG595 and AMG172 achieved under our license agreements with Amgen.  The amount of license and milestone fees we earn is directly related to the number of our collaborators and potential collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2013	2012
Collaborative Partner:
Amgen	$742	$2,879
Bayer HealthCare	521	1,318
Biogen Idec	—	270
Biotest	19	97
Centocor	—	19
Novartis	11,090	—
Sanofi	500	3,628
Roche	10,500	—
Total	$23,372	$8,211

Clinical materials revenue increased $801,000 in the nine months ended March 31, 2013, to $2.7 million from $1.9 million in the nine months ended March 31, 2012. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the supply of clinical-grade material to our collaborators for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2013 increased $17.0 million to $66.7 million from $49.7 million for the nine months ended March 31, 2012. The increase was primarily due to (i) increased antibody development and supply expenses; (ii) increased clinical trial costs; (iii) decreased overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; and (vi) increased salaries and related expenses due primarily to additional headcount, increased bonus compensation, increased health insurance costs and higher stock compensation cost. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2013	2012
Research	$12,958	$12,458
Preclinical and Clinical Testing	20,244	15,538
Process and Product Development	5,774	5,303
Manufacturing Operations	27,698	16,354
Total Research and Development Expense	$66,674	$49,653

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the nine months ended March 31, 2013 increased $500,000 compared to the nine months ended March 31, 2012. This increase is primarily the result of an increase in salaries and related expenses.  We expect research expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2013 increased $4.7 million to $20.2 million compared to $15.5 million for the nine months ended March 31, 2012. This increase is primarily the result of an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 007 study, increased costs incurred for the IMGN853 trial which was initiated during the second half of fiscal 2012, and data management costs incurred to finalize the IMGN388 study, as well as an increase in salaries and related expenses.  We expect preclinical and clinical testing expenses for fiscal 2013 to be significantly higher than fiscal 2012 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:   Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2013, total development expenses increased $471,000 compared to the nine months ended March 31, 2012. This increase is primarily the result of an increase in salaries and related expenses. We expect process and product development expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2013, manufacturing operations expense increased $11.3 million to $27.7 million compared to $16.4 million in the same period last year. The increase in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 is primarily the result of (i) an increase in antibody development and supply expense driven by our IMGN901, IMGN853, IMGN529 and IMGN289 programs; (ii) a decrease in overhead utilization absorbed by the manufacture of clinical materials on behalf of our collaborators; (iii) an increase in salaries and related expenses; and (iv) an increase in fill/finish costs driven by increased activities performed for our internal programs. We expect manufacturing operations expense for fiscal 2013 to be significantly higher than fiscal 2012 due primarily to increased third-party costs to produce finished drug product for clinical use.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2013 increased $1.4 million to $16.1 million compared to $14.7 million for the nine months ended March 31, 2012. This increase is primarily due to an increase in salaries and related expenses, particularly stock compensation cost, and an increase in patent expenses.  We expect general and administrative expenses for fiscal 2013 to be marginally higher than fiscal 2012.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended March 31, 2013 and 2012 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other (Expense) Income, net	2013	2012
Interest Income	$112	$40
Other Income (Expense), net	20	(1)
Total Other (Expense) Income, net	$132	$39

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	June 30,
	2013	2012
	(In thousands)
Cash and cash equivalents	$206,103	$160,938
Working capital	198,893	150,016
Shareholders’ equity	139,002	83,890

	Nine Months Ended March 31,
	2013	2012
	(In thousands)
Cash used for operating activities	$(48,687)	$(18,115)
Cash used for investing activities	(2,357)	(1,838)
Cash provided by financing activities	96,209	4,007

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of March 31, 2013, we had approximately $206.1 million in cash and cash equivalents. Net cash used for operations was $48.7 million and $18.1 million for the nine months ended March 31, 2013 and 2012, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash used for investing activities was $2.4 million and $1.8 million for the nine months ended March 31, 2013 and 2012, respectively, and primarily represents cash outflows for capital expenditures. Capital expenditures, primarily for the purchase of new equipment and leasehold improvements, were $2.4 million and $1.8 million for the nine-month periods ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $96.2 million and $4.0 million for the nine months ended March 31, 2013 and 2012, respectively, which represents proceeds from the exercise of approximately 378,000 and 863,000 stock options, respectively. Also, pursuant to a public offering in the current period, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

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

Contractual Obligations

We are contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the current period, our license agreement with Janssen Biotech was terminated and, accordingly, we are no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement.  As of March 31, 2013, the maximum amount that may be payable in the future under our current collaborative agreements is approximately $2.0 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

ITEM 4.Controls and Procedures

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In addition to the factors disclosed in our 2012 Annual Report on Form 10-K, please note the following additional risk factors:

Our revenues and operating results will likely fluctuate and may become more difficult to forecast in future periods.

On February 22, 2013, the FDA granted marketing approval to Kadcyla. Kadcyla was developed by Genentech (a member of the Roche group) under a license we granted to Genentech in May 2000, pursuant to which we are entitled to receive milestone payments plus royalties on commercial sales of Kadcyla.  Roche and its affiliates have also applied for marketing approval of Kadcyla in Europe and Japan.  As a result of the start of commercialization of Kadcyla in the U.S. and the possible marketing approvals elsewhere, we expect an increasing proportion of our revenue and operating results to derive from royalties based on the commercial sales of Kadcyla.  These royalty revenues may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Kadcyla as well as the mix of U.S.-based sales and ex-U.S.-based sales. Kadcyla is currently the only product with respect to which we are entitled to receive royalties that has received marketing approval.

The Genentech agreement provides for separate tiered royalty structures with respect to sales in two territories: 1) the U.S. and 2) the rest of the world.  The royalty rate Genentech must pay on sales in each of these two territories increases on incremental sales in a given calendar year in the applicable territory above certain net sales thresholds.  As a result of the tiered royalty structure, Genentech’s average royalty rate should increase over the course of a calendar year as more Kadcyla is sold in that year.  However, we recognize royalty revenues in the quarter in which they are received, which are based on Kadcyla sales in the preceding quarter.  Accordingly, we anticipate that the average royalty rate for payments we receive from Genentech will generally increase between the second quarter of one calendar year (our fourth fiscal quarter) and the first calendar quarter of the next (our third quarter of the next fiscal year) .

We depend on our collaborative partners for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

The royalty payments we receive are determined by our collaborative partners based on their reported sales.  Each collaborative partner’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a collaborative partner.  Our agreement with Genentech provides us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and generally require expense on our part.

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1*	First Amendment, effective as of March 29, 2013, to Multi-Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: May 6, 2013	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Gregory D. Perry
Gregory D. Perry
Executive Vice President, Chief Financial Officer(Principal Financial and Accounting Officer)