Form 10-Q
period 2013-09-30
IMMUNOGEN INC
filed 2013-10-29
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Shares of common stock, par value $.01 per share:  85,395,256 shares outstanding as of October 21, 2013.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$174,838	$194,960
Accounts receivable	5,789	—
Unbilled revenue	1,979	2,121
Inventory	1,671	703
Restricted cash	319	319
Prepaid and other current assets	3,140	2,581
Total current assets	187,736	200,684

Property and equipment, net of accumulated depreciation	10,173	10,783
Long-term restricted cash	1,912	1,912
Other assets	203	217

Total assets	$200,024	$213,596
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,122	$4,498
Accrued compensation	3,276	6,153
Other accrued liabilities	6,904	6,049
Current portion of deferred lease incentive	979	979
Current portion of deferred revenue	2,260	1,494
Total current liabilities	16,541	19,173

Deferred lease incentive, net of current portion	5,382	5,626
Deferred revenue, net of current portion	55,275	63,384
Other long-term liabilities	3,385	3,566
Total liabilities	80,583	91,749
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 150,000 shares; issued and outstanding 85,270 and 84,725 shares as of September 30, 2013 and June 30, 2013, respectively	853	847
Additional paid-in capital	706,581	697,767
Accumulated deficit	(587,993)	(576,767)
Total shareholders’ equity	119,441	121,847
Total liabilities and shareholders’ equity	$200,024	$213,596

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2013	2012

Revenues:
License and milestone fees	$13,167	$933
Research and development support	1,990	1,377
Clinical materials revenue	8	1,781
Royalty revenue	2,053	—

Total revenues	17,218	4,091

Operating Expenses:
Research and development	22,029	23,700
General and administrative	6,526	5,639

Total operating expenses	28,555	29,339

Loss from operations	(11,337)	(25,248)

Other income, net	111	56

Net loss	$(11,226)	$(25,192)

Basic and diluted net loss per common share	$(0.13)	$(0.30)

Basic and diluted weighted average common shares outstanding	85,010	83,350
Total comprehensive loss	$(11,226)	$(25,192)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(11,226)	$(25,192)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,162	1,174
Loss (gain) on sale/disposal of fixed assets	20	(17)
(Gain) loss on forward contracts	(2)	2
Stock and deferred share unit compensation	4,795	3,920
Deferred rent	(6)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(5,789)	(724)
Unbilled revenue	142	(250)
Inventory	(968)	1,118
Prepaid and other current assets	(559)	(11)
Other assets	14	—
Accounts payable	(1,376)	(179)
Accrued compensation	(2,877)	(2,506)
Other accrued liabilities	438	2,651
Deferred revenue	(7,343)	(965)
Net cash used for operating activities	(23,575)	(21,006)

Cash flows from investing activities:
Purchases of property and equipment, net	(572)	(966)
Payments from settlement of forward contracts	—	(46)
Net cash used for investing activities	(572)	(1,012)

Cash flows from financing activities:
Proceeds from common stock issuance, net	—	94,006
Proceeds from stock options exercised	4,025	688
Net cash provided by financing activities	4,025	94,694

Net change in cash and cash equivalents	(20,122)	72,676

Cash and cash equivalents, beginning balance	194,960	160,938

Cash and cash equivalents, ending balance	$174,838	$233,614

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2013 and June 30, 2013 and for the three months ended September 30, 2013 and 2012 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2013 up through the date the Company issued these financial statements.  In October 2013, Novartis extended the initial three-year term of its right-to-test agreement with the Company for an additional one-year period by payment of a $5 million fee and took its second license under the agreement which resulted in a $1 million payment to the Company.  Additionally, Amgen converted its one non-exclusive license agreement to an exclusive license by payment of a $500,000 fee to the Company.  The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s Targeted Antibody Payload, or TAP, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At September 30, 2013, the Company had the following two types of agreements with the parties identified below:

•                  Development and commercialization licenses to use the Company’s TAP technology and/or certain other intellectual property to develop compounds to a specified target antigen (referred to as development and commercialization licenses, as distinguished from the Company’s right-to-test agreements described elsewhere):

Amgen (three exclusive single-target licenses; one non-exclusive single- target license)

Bayer HealthCare (one exclusive single-target license)

Biotest (one exclusive single-target license)

Lilly (one exclusive single-target license)

Novartis (one license to two related targets: one target on an exclusive basis and the second target on a non-exclusive basis)

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

Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla®, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of TAP technology research expertise in the general marketplace. If the Company concludes that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, the likelihood that technological improvements made will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

Upfront payments on development and commercialization licenses are deferred if facts and circumstances dictate that the license does not have stand-alone value. Prior to the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010, the Company determined that its licenses lacked stand-alone value and were combined with other elements of the arrangement and any amounts associated with the license were deferred and amortized over a certain period, which the Company refers to as the Company’s period of substantial involvement. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Historically the Company’s involvement with the development of a collaborator’s product candidate has been significant at the early stages of development, and lessens as it progresses into clinical trials. Also, as a drug candidate gets closer to commencing pivotal testing the Company’s collaborators have sought an alternative site to manufacture their products, as the Company’s facility does not produce pivotal or commercial drug product. Accordingly, the Company generally estimates this period of substantial involvement to begin at the inception of the collaboration agreement and conclude at the end of non-pivotal Phase II testing. The Company believes this period of substantial involvement is, depending on the nature of the license, on average six and one-half years. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its upfront license fees and makes adjustments as appropriate. In the event a collaborator elects to discontinue development of a specific product candidate under a development and commercialization license, but retains its right to use the Company’s technology to develop an alternative product candidate to the same target or a target substitute, the Company would cease amortization of any remaining portion of the upfront fee until there is substantial preclinical activity on another product candidate and its remaining period of substantial involvement can be estimated. In the event that a development and commercialization license were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to be below its contract selling prices for its existing collaborations for the foreseeable future. During the three months ended September 30, 2012, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $755,000. There were no sales of manufactured preclinical or clinical materials during the three months ended September 30, 2013. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials for which the Company and its collaborators are preparing or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

The Company’s development and commercialization license agreements have milestone payments which for reporting purposes are aggregated into three categories: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones. Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable upon submission for marketing approval with the U.S. Food and Drug Administration, or FDA, or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

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

Under the Company’s development and commercialization license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements the Company is to receive royalty reports and payments from its licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product or products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, the Company generally recognizes royalty revenues in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred.

Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to (a) test the Company’s TAP technology for a defined period of time through a research, or right-to-test, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

As of September 30, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$177,069	$177,069	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2013 and June 30, 2013 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2013 and June 30, 2013 is summarized below (in thousands):

	September 30, 2013	June 30, 2013

Raw materials	$363	$75
Work in process	1,308	628

Total	$1,671	$703

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its TAP technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $135,000 of expense related to excess inventory during the three-month period ended September 30, 2013 compared to $390,000 recorded during the same period last year.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) earnings per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2013	2012
Options outstanding to purchase common stock and unvested restricted stock	8,733	7,960

Common stock equivalents under treasury stock method	2,215	2,552

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2013, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the 2006 Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2013	2012
Dividend	None	None
Volatility	60.44%	60.44%
Risk-free interest rate	1.69%	0.84%
Expected life (years)	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2013 and 2012 were $10.93 and $8.91 per share, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $4.7 million and $3.8 million during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the estimated fair value of unvested employee awards was $28.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2013, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 545,000 shares of common stock at prices ranging from $3.19 to $15.83 per share.  The total proceeds to the Company from these option exercises were approximately $4.0 million.

Financial Instruments and Concentration of Credit Risk

The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. All of the Company’s cash and cash equivalents are maintained with three financial institutions in the U.S.  The Company uses a Euro-denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates.

Segment Information

During the three months ended September 30, 2013, the Company continued to operate in one reportable business segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2013 and 2012 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2013	2012
Amgen	1%	23%
Bayer HealthCare	—%	20%
Biotest	1%	23%
Lilly	49%	6%
Novartis	7%	24%
Roche	41%	—%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2013 and 2012.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.                                    Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid TAP technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds targeting HER2. In February 2013, the U.S. FDA granted marketing approval to the HER2-targeting TAP compound, Kadcyla. In September 2013, Roche received marketing approval for Kadcyla in Japan. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. The marketing approval of Kadcyla in Japan in September 2013 triggered a $5 million regulatory milestone payment to the Company. Based on an evaluation of the effort contributed to the achievement of this milestone, the Company determined this milestone was not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the $5 million non-refundable payments as revenue upon achievement of the milestone, which is included in license and milestone fees for the three months ended September 30, 2013. Through September 30, 2013, the Company has received and recognized $13.5 million and $15.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive is a $5 million regulatory milestone for marketing approval of Kadcyla in the European Union. Based on an evaluation of the effort contributed to the achievement of this milestone, the Company has determined this milestone is not substantive. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 were recorded and included in royalty revenue for the three months ended September 30, 2013.

Novartis

In October 2010, the Company entered into a three-year right-to-test agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with the right to (a) test the Company’s TAP technology with individual antibodies selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. In addition to the one-year extension taken in October 2013, the terms of the right-to-test agreement allow Novartis to extend the research term for one additional one-year period by payment of additional consideration. The terms of the right-to-test agreement require Novartis to exercise its options for the development and commercialization licenses by the end of the term of the research license. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

Effective March 29, 2013, the Company and Novartis amended the right-to-test agreement so that Novartis can take a license to develop and commercialize products directed at two pre-defined and related undisclosed targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The target licensed on a non-exclusive basis may be converted to an exclusive target by notice and payment to the Company of an agreed-upon fee of at least $5 million, depending on specific circumstances. The Company received a $3.5 million fee in connection with the execution of the amendment to the agreement. The Company may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

In connection with the amendment, on March 29, 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. The Company was entitled to a $1 million upfront fee with the execution of this license. Additionally, the execution of this license provides the Company the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products. In October 2013, Novartis took a second exclusive license to a single target, triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above. The first potential milestone the Company will be entitled to receive under either of these licenses will be a $5 million development milestone for commencement of a Phase I clinical trial. At the time of execution of these agreements, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. Additionally, the Company is entitled to receive royalties on product sales, if any. Novartis also has the right to convert the noted non-exclusive license to an exclusive license, in which case the Company would be entitled to receive, depending on the composition of resultant products, an upward adjustment on milestone payments.

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

The estimated selling prices for the development and commercialization licenses are the Company’s best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including the Company’s understanding of pricing terms offered by its competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, and the Company’s pricing practices and pricing objectives. The estimated selling price of the right to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Novartis. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company’s estimate of its cost of capital. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Novartis and market rates for similar services.

The total arrangement consideration of $55.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $55.4 million to the development and commercialization licenses; $4.1 million to the rights to future technological improvements; and $710,000 to the research services. Since execution of the first development and commercialization license taken in March 2013, the amount of the total arrangement consideration allocated to future technological improvements is being recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is equivalent to the estimated term of the agreement. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize products pursuant to the license plus the estimated royalty term. The Company reassesses the estimated term at the end of each reporting period. The Company does not control when Novartis will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

Lilly

In December 2011, the Company entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly). The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test the Company’s maytansinoid TAP technology with Lilly’s antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options, take exclusive licenses to use the Company’s maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license. In August 2013, Lilly took its first exclusive license to a single target.

The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken, which occurred in August 2013, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. For each subsequent development and commercialization license taken, the Company is entitled to receive an exercise fee in the amount of $2 million and up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30.5 million for the first development and commercialization license and $29 million for each subsequent license; regulatory milestones—$70 million; and sales milestones—$100 million. The next payment the Company could receive would either be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

The estimated selling prices for the development and commercialization licenses are the Company’s best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s TAP technology, and the Company’s pricing practices and pricing objectives. The estimated selling price of the rights to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Lilly. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company’s estimate of its cost of capital. The estimated selling price of the cytotoxic agent was based on third-party evidence given market rates for the manufacture of such cytotoxic agents. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Lilly and market rates for similar services.

The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the three month period ended September 30, 2013. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company will recognize as license revenue an equal amount of the total remaining $15.7 million of arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Lilly upon Lilly’s exercise of its remaining options to such licenses. The Company does not control when Lilly will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2013 Form 10-K.

Kadcyla® is a registered trademark of Genentech, Inc., a member of the Roche Group.

C.                 Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2013 and 2012, the Company recorded approximately $3,000 and $14,000 in expense, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

During the three months ended September 30, 2013 and 2012, the Company recorded approximately $98,000 and $78,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors. Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date, and the number of deferred share units awarded is based on the market value of the Company’s common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive stock option awards having a grant date fair value of $30,000, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 41,805 and 33,187 options in fiscal 2013 and 2012, respectively, and the related compensation expense for the three months ended September 30, 2013 and 2012 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

D.                 Cash and Cash Equivalents

As of September 30, 2013 and June 30, 2013, the Company held $174.8 million and $195.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

Effective March 2013, the Company entered into a lease agreement for the rental of 43,850 square feet in Norwood, MA through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in August 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

As of September 30, 2013, the minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2014 (nine months remaining)	$5,012
2015	6,780
2016	6,549
2017	6,624
2018	6,831
Thereafter	10,029
Total minimum lease payments	$41,825
Total minimum rental payments from sublease	(781)
Total minimum lease payments, net	$41,044

Purchase Obligations

At September 30, 2013, the Company is obligated to a vendor for certain contractual services to be performed in fiscal 2014. Pursuant to the contract, the Company is required to make a $1.2 million payment to the vendor unless the contract is terminated by the Company for cause.

Collaborations

The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with a certain collaborative agreement. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2013, the maximum amount that may be payable in the future under the Company’s current collaborative agreement is $2.0 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, antibody-drug conjugates, or ADCs, for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our Targeted Antibody Payload, or TAP, technology consists of a monoclonal antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables a TAP compound to bind to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some TAP compounds, the antibody component also has anticancer activity of its own. Our TAP technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the TAP compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also have expertise in antibodies and cancer biology to develop “naked,” or non-conjugated, antibody anticancer product candidates.

We have used our proprietary TAP technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our TAP technology to develop and commercialize product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2013 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid TAP technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid TAP compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting TAP compound, Kadcyla®.  In September 2013, Roche received marketing approval for Kadcyla in Japan. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. The marketing approval of Kadcyla in Japan in September 2013 triggered a $5 million regulatory milestone payment to us, which is included in license and milestone fees for the three months ended September 30, 2013. Through September 30, 2013, we have received and recognized $13.5 million and $15.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. We will receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears.  In accordance with our revenue recognition policy, $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 were recorded and included in royalty revenue for the three months ended September 30, 2013.

Novartis— In October 2010, we entered into a three-year right-to-test agreement with Novartis. The agreement provides Novartis with the right to (a) test our TAP technology with individual antibodies selected by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use our TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee. In addition to the one-year extension taken in October 2013, the terms of the right-to-test agreement allow Novartis to extend the research term for one additional one-year period by payment of additional consideration. The terms of the right-to-test agreement require Novartis to exercise its options for the development and commercialization licenses by the end of the term of the research license. We received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, we are entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million.

Effective March 29, 2013, we and Novartis amended the right-to-test agreement so that Novartis can take a license to develop and commercialize products directed at two pre-defined and related undisclosed targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The target licensed on a non-exclusive basis may be converted to an exclusive target by notice and payment to us of an agreed-upon fee of at least $5 million, depending on specific circumstances. We received a $3.5 million fee in connection with the execution of the amendment to the agreement.  We may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

In connection with the amendment, on March 29, 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets.  We received a $1 million upfront fee with the execution of this license.  Additionally, the execution of this license provides us the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.  Novartis also has the right to convert the noted non-exclusive license to an exclusive license, in which case we would be entitled to receive a conversion fee and, depending on the composition of resultant products, an upward adjustment on milestone payments.  In October 2013, Novartis took a second exclusive license to a single target, triggering a $1 million payment to us and the opportunity to receive milestone payments totaling $199.5 million, as outlined above. Additionally, under the license agreements, we are entitled to receive royalties on product sales, if any.

Lilly— In December 2011, we entered into a three-year right-to-test agreement with Lilly. The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test our maytansinoid TAP technology with Lilly’s antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid TAP technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license.

We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken, which occurred in August 2013, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. For each subsequent development and commercialization license taken, we are entitled to receive an exercise fee in the amount of $2 million and up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30.5 million for the first development and commercialization license and $29 million for each subsequent license; regulatory milestones—$70 million; and sales milestones—$100 million. In accordance with our revenue recognition policy, upon execution of the development and commercialization license taken by Lilly in August 2013, we recorded $7.8 million of revenue which is included in license and milestone fee revenue for the three months ended September 30, 2013.

To date, we have not generated revenues from our proprietary commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2013, we had approximately $174.8 million in cash and cash equivalents compared to $195.0 million in cash and cash equivalents as of June 30, 2013.

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

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2013 and 2012

Revenues

Our total revenues for the three months ended September 30, 2013 and 2012 were $17.2 million and $4.1 million, respectively. The $13.1 million increase in revenues in the three months ended September 30, 2013 from the same period in the prior year is attributable to an increase in license and milestone fees, research and development support revenue and royalty revenue, partially offset by a decrease in clinical materials revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended September 30, 2013 increased $12.2 million to $13.2 million from $933,000 in the same period ended September 30, 2012. Included in license and milestone fees for the three months ended September 30, 2013 is a $5 million regulatory milestone achieved under our collaboration agreement with Roche and $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2013	2012
Collaborative Partner:
Amgen	$115	$239
Bayer HealthCare	—	521
Biotest	6	6
Lilly	7,813	—
Novartis	41	—
Sanofi	192	167
Roche	5,000	—
Total	$13,167	$933

Deferred revenue of $57.5 million as of September 30, 2013 primarily represents payments received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Research and development support revenue was $2.0 million for the three months ended September 30, 2013 compared with $1.4 million for the three months ended September 30, 2012. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2013	2012
Collaborative Partner:
Amgen	$66	$85
Biotest	239	115
Lilly	528	223
Novartis	1,155	947
Other	2	7
Total	$1,990	$1,377

Clinical materials revenue decreased $1.8 million in the three months ended September 30, 2013 to $8,000 from $1.8 million in the three months ended September 30, 2012. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 were recorded and included in royalty revenue for the three months ended September 30, 2013. No royalty revenue was recorded in the three months ended September 30, 2012. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

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

Research and development expense for the three months ended September 30, 2013 decreased $1.7 million to $22.0 million from $23.7 million for the three months ended September 30, 2012. The decrease was primarily due to decreased costs for third-party production of antibody and costs to fill conjugated material for use in clinical materials due to timing, as well as a decrease in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners and lower amounts of DMx written off as excess. Partially offsetting these decreases, salaries and related expenses increased due to additional headcount, increased incentive compensation and increased stock compensation costs. The number of our research and development personnel increased to 247 as of September 30, 2013 compared to 216 at September 30, 2012. The higher stock compensation is driven by higher stock prices and increases in the number the number of options granted due to increases in personnel. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2013	2012
Research	$4,558	$4,309
Preclinical and Clinical Testing	8,612	6,851
Process and Product Development	2,038	1,962
Manufacturing Operations	6,821	10,578
Total Research and Development Expense	$22,029	$23,700

Research:  Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facilities and lab supplies. Research expenses for the three months ended September 30, 2013 increased $249,000 compared to the three months ended September 30, 2012. This increase is primarily the result of an increase in salaries and related expenses.  We expect research expenses for fiscal 2014 to be marginally higher than fiscal 2013.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2013 increased $1.7 million to $8.6 million compared to $6.9 million for the three months ended September 30, 2012. This increase is primarily the result of higher salaries and related expenses and an increase in clinical trial costs due primarily to additional sites participating and higher patient enrollment for the IMGN901 007 Phase II study for small-cell lung cancer, as well as start-up costs incurred for the IMGN289 Phase I trial for treatment of EGFR-positive tumors.  We expect preclinical and clinical testing expenses for fiscal 2014 to be significantly higher than fiscal 2013 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2013, total development expenses increased $76,000 compared to the three months ended September 30, 2012. This increase is primarily the result of an increase in salaries and related expenses. We expect process and product development expenses for fiscal 2014 to be marginally higher than fiscal 2013.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2013, manufacturing operations expense decreased $3.8 million to $6.8 million compared to $10.6 million in the same period last year. The decrease in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily the result of (i) a decrease in antibody development and supply expense driven primarily by timing of supply required for our IMGN853 program and timing of pivotal activities for our IMGN901 program; (ii) a decrease in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners and lower amounts of DMx written off as excess; (iii) a decrease in fill/finish costs due primarily to costs to transfer our internal programs to a new supplier during the prior year period; and (iv) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators. Partially offsetting these decreases, salaries and related expenses increased during the current period. We expect manufacturing operations expense for fiscal 2014 to be significantly higher than fiscal 2013 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 increased $887,000 from the three months ended September 30, 2012. This increase is primarily due to an increase in salaries and related expenses, including severance expense related to the departure of the CFO, as well as an increase in professional service fees, particularly patent expenses and consulting fees.  We expect general and administrative expenses for fiscal 2014 to be marginally higher than fiscal 2013.

Other Income, net

Other income, net for the three months ended September 30, 2013 and 2012 is included in the following table (in thousands):

	Three Months Ended September 30,
Other Income, net	2013	2012
Interest Income	$11	$46
Other Income, net	100	10
Total Other Income, net	$111	$56

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	June 30,
	2013	2013
	(In thousands)
Cash and cash equivalents	$174,838	$194,960
Working capital	171,195	181,511
Shareholders’ equity	119,441	121,847

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Cash used for operating activities	$(23,575)	$(21,006)
Cash used for investing activities	(572)	(1,012)
Cash provided by financing activities	4,025	94,694

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including equity investments, license fees, milestones and research funding. As of September 30, 2013, we had approximately $174.8 million in cash and cash equivalents. Net cash used for operations was $23.6 million and $21.0 million for the three months ended September 30, 2013 and 2012, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss.

Net cash used for investing activities was $572,000 and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and primarily represents cash outflows for capital expenditures. Capital expenditures, primarily for the purchase of new equipment and leasehold improvements, were $572,000 and $966,000 for the three-month periods ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $4.0 million and $94.7 million for the three months ended September 30, 2013 and 2012, respectively, which represents proceeds from the exercise of approximately 545,000 and 108,000 stock options, respectively. Also, pursuant to a public offering in the prior year period, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

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

Contractual Obligations

The Company is obligated to a vendor for certain contractual services to be performed in fiscal 2014. Pursuant to the contract, the Company is required to make a $1.2 million payment to the vendor unless the contract is terminated by the Company for cause. There have been no other material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

These forward-looking statements can be identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. They may also use words such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this Annual Report on Form 10-K for the year ended June 30, 2013. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.                        Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1	Transition and Separation Agreement dated as of September 13, 2013 between the Registrant and Gregory D. Perry
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 29, 2013	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)