Form 10-Q
period 2014-03-31
IMMUNOGEN INC
filed 2014-05-02
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Shares of common stock, par value $.01 per share:  85,813,733 shares outstanding as of April 23, 2014.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$164,076	$194,960
Accounts receivable	36	—
Unbilled revenue	1,987	2,121
Inventory	2,484	703
Restricted cash	319	319
Prepaid and other current assets	3,442	2,581
Total current assets	172,344	200,684

Property and equipment, net of accumulated depreciation	12,046	10,783
Long-term restricted cash	1,912	1,912
Other assets	392	217

Total assets	$186,694	$213,596
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,743	$4,498
Accrued compensation	6,396	6,153
Other accrued liabilities	7,221	6,049
Current portion of deferred lease incentive	1,016	979
Current portion of deferred revenue	1,821	1,494
Total current liabilities	21,197	19,173

Deferred lease incentive, net of current portion	5,079	5,626
Deferred revenue, net of current portion	59,348	63,384
Other long-term liabilities	3,136	3,566
Total liabilities	88,760	91,749
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 85,807 and 84,725 shares as of March 31, 2014 and June 30, 2013, respectively	858	847
Additional paid-in capital	718,708	697,767
Accumulated deficit	(621,632)	(576,767)
Total shareholders’ equity	97,934	121,847
Total liabilities and shareholders’ equity	$186,694	$213,596

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenues:
License and milestone fees	$305	$22,010	$39,150	$23,372
Royalty revenue	2,558	—	6,946	—
Research and development support	1,948	2,257	5,860	5,670
Clinical materials revenue	2,064	734	2,197	2,662

Total revenues	6,875	25,001	54,153	31,704

Operating Expenses:
Research and development	38,280	21,318	81,171	66,674
General and administrative	6,040	4,995	18,013	16,098

Total operating expenses	44,320	26,313	99,184	82,772

Loss from operations	(37,445)	(1,312)	(45,031)	(51,068)

Other (expense) income, net	(7)	(39)	166	132

Net loss	$(37,452)	$(1,351)	$(44,865)	$(50,936)

Basic and diluted net loss per common share	$(0.44)	$(0.02)	$(0.53)	$(0.61)

Basic and diluted weighted average common shares outstanding	85,684	84,279	85,375	83,923
Total comprehensive loss	$(37,452)	$(1,351)	$(44,865)	$(50,936)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(44,865)	$(50,936)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,428	3,509
Loss (gain) on sale/disposal of fixed assets	20	(22)
Gain on forward contracts	(2)	(150)
Non-cash licensing fee	12,830	—
Stock and deferred share unit compensation	12,395	9,839
Deferred rent	92	(81)
Changes in operating assets and liabilities:
Accounts receivable	(36)	(5,317)
Unbilled revenue	134	(909)
Inventory	(1,781)	1,176
Prepaid and other current assets	(613)	777
Other assets	(113)	(9)
Accounts payable	245	(672)
Accrued compensation	243	121
Other accrued liabilities	(84)	1,088
Deferred revenue, net of non-cash upfront license payment	(16,849)	(7,101)
Proceeds from landlord for tenant improvements	227	—
Net cash used for operating activities	(34,729)	(48,687)

Cash flows from investing activities:
Purchases of property and equipment, net	(4,711)	(2,415)
Payments (proceeds) from settlement of forward contracts	(1)	58
Net cash used for investing activities	(4,712)	(2,357)

Cash flows from financing activities:
Proceeds from common stock issuance, net	—	93,991
Proceeds from stock options exercised	8,557	2,218
Net cash provided by financing activities	8,557	96,209

Net change in cash and cash equivalents	(30,884)	45,165

Cash and cash equivalents, beginning balance	194,960	160,938

Cash and cash equivalents, ending balance	$164,076	$206,103

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2014 and June 30, 2013 and for the three and nine months ended March 31, 2014 and 2013 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.  In April 2014, the Company modified its lease agreement at 830 Winter Street, Waltham , MA to extend the lease from 2020 to 2026.  The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company will receive a construction allowance of approximately $1.1 million to build out office space to the Company’s specifications. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s antibody-drug conjugate, or ADC, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At March 31, 2014, the Company had the following two types of agreements with the parties identified below:

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

CytomX

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

Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Roche’s Kadcyla®, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to be below its contract selling prices for its existing collaborations for the foreseeable future. During the nine months ended March 31, 2014 and 2013, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $1.6 million and $755,000, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials for which the Company and its collaborators are preparing or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Right-to-Test Agreements

The Company’s right-to-test agreements generally provide collaborators the right to (a) test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

For right-to-test agreements where the options to secure development and commercialization licenses to the Company’s ADC technology are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement. For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure development and commercialization licenses are considered substantive, the Company has deferred the upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, the Company attributes the exercise fee to the development and commercialization license. Upon exercise of an option to acquire a development and commercialization license, the Company would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with the Company’s accounting policy for upfront payments on single-target licenses. In the event a right-to-

test agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of the Company’s right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

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

As of March 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$166,307	$166,307	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2014 and June 30, 2013 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2014 and June 30, 2013 is summarized below (in thousands):

	March 31, 2014	June 30, 2013

Raw materials	$547	$75
Work in process	1,937	628

Total	$2,484	$703

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $236,000 and $798,000 of expense related to excess inventory during the nine-month periods ended March 31, 2014 and 2013, respectively. The Company recorded $32,000 of expense related to excess inventory during the three-month period ended March 31, 2014. There were no expenses recorded for excess inventory during the same period last year.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Options outstanding to purchase common stock and unvested restricted stock	8,605	7,945	8,605	7,945

Common stock equivalents under treasury stock method	1,814	2,433	1,956	2,302

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2014, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of

Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company’s common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the 2006 Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Dividend	None	None	None	None
Volatility	60.44%	60.44%	60.44%	60.44%
Risk-free interest rate	1.94%	1.13%	1.74%	0.85%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2014 and 2013 were $9.52 and $8.28 per share, respectively, and $10.54 and $8.67 per share for options granted during the nine months ended March 31, 2013 and 2012, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $3.7 million and $12.1 million during the three and nine months ended March 31, 2014, respectively, compared to stock compensation expense of $2.9 million and $9.6 million for the three and nine months ended March 31, 2013, respectively. As of March 31, 2014, the estimated fair value of unvested employee awards was $25.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a quarter years.

During the nine months ended March 31, 2014, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 1.0 million shares of common stock at prices ranging from $3.19 to $15.83 per share.  The total proceeds to the Company from these option exercises were approximately $8.6 million.

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

Segment Information

During the nine months ended March 31, 2014, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2014 and 2013 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2014	2013	2014	2013
Biotest	13%	1%	3%	5%
Lilly	15%	1%	18%	2%
Novartis	22%	51%	40%	48%
Roche	37%	42%	31%	33%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2014 and 2013.

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

B.            Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the U.S. FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla. Roche received marketing approval for Kadcyla in Japan and in the European Union (EU) in September 2013 and November 2013, respectively. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. The Company received two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the $10 million non-refundable payments as revenue upon achievement of the milestones, which is included in license and milestone fees for the nine months ended March 31, 2014. Through March 31, 2014, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 were recorded and included in royalty revenue for the three months ended March 31, 2014 and $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2013 is included in royalty revenue for the nine months ended March 31, 2014.  No such royalties were recorded in the prior year period.

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

After accounting for the undelivered elements at the estimated selling price, the Company had $2.2 million of remaining allocable consideration which was determined to represent consideration for the previously delivered elements, including the exclusive license that was delivered upon the execution of the modification.  This amount was recorded as revenue and is included in license and milestone fees for the nine months ended March 31, 2014.

The next potential milestone the Company will be entitled to receive under the September 2009 and November 2009 development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestones the Company will be entitled to receive under the December 2012 and May 2013 development and commercialization licenses will be a development milestone for IND approval which will result in a $1 million payment being due to the Company.  At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

Upon payment of the extension fee in October 2013, the total arrangement consideration of $60.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the $5 million extension fee, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was reallocated to the deliverables based on the relative selling price method as follows: $55 million to the delivered and undelivered development and commercialization licenses; $4.5 million to the rights to future technological improvements; and $710,000 to the research services. The Company recorded $17.2 million of the $55 million of the arrangement consideration outlined above for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the nine months ended March 31, 2014.  The Company also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the nine months ended March 31, 2014.

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

The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the nine month period ended March 31, 2014. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company will recognize as license revenue an equal amount of the total remaining $15.7 million of arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Lilly upon Lilly’s exercise of its remaining options to such licenses. The Company does not control when Lilly will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

In December 2013, the Company and Lilly amended the right-to-test agreement and the first development and commercialization license. Under these amendments, Lilly now has the right to extend the three-year research period under the right-to-test agreement for up to two nine-month periods by payment to the Company of additional consideration prior to the expiration of both the original term or the first extended term of that agreement. In addition, Lilly retroactively paid the Company an exercise fee of $2 million for the first development and commercialization license, and has the right to elect, at its discretion, which of the additional development and commercialization licenses, if any, taken under the right-to-test agreement will have no exercise fee and which will have an exercise fee of $2 million. The application of the $2 million exercise fee to the first license granted under the arrangement did not impact the total arrangement consideration, only the timing of payment of the consideration.  Due to the contingent nature of the extension fees, the lack of overall change in the total consideration for the licenses and the Company’s conclusion that there has been no change in the relative selling prices originally used in the allocation of the consideration, there was no accounting impact upon the execution of the amendment.

CytomX

In January 2014, the Company entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX with the right to test the Company’s ADC technology with CytomX Probodies™ to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the Company’s ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement.  The Company received no upfront cash payment in connection with the execution of the right-to-test agreement.  Instead, the Company received reciprocal rights to CytomX’s Probody technology whereby the Company was provided the right to test CytomX’s Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require the Company and CytomX to take their respective development and commercialization licenses by the end of the term of the research licenses.  In addition, both the Company and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

With respect to the development and commercialization license that may be taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial.  At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase I clinical trial would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any PDC resulting from the development and commercialization license taken by CytomX under this collaboration.

With respect to any development and commercialization license that may be taken by the Company, the Company will potentially be required to pay up to a total of $80 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. The total milestones per license are categorized as follows: development milestones—$7 million; regulatory milestones—$23 million; and sales milestones—$50 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could be required to make is a $1 million development milestone payment with commencement of a Phase I clinical trial. The Company is responsible for the manufacturing, product development and marketing of any PDC resulting from any development and commercialization license taken by the Company under this collaboration.

In addition, each party may be liable to pay annual maintenance fees to the other party if the licensed PDC product candidate covered under each development and commercialization license has not progressed to a specified stage of development within a specified time frame.

The arrangement was accounted for based on the fair value of the items exchanged. The items to be delivered to CytomX under the arrangement are accounted for under the Company’s revenue recognition policy. The items to be received from CytomX are recorded as research and development expenses as incurred.

In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right-to-test agreement. The significant deliverables were determined to be the right-to-test, or research, license, the exclusive development and commercialization license, rights to future technological improvements, and the research services. The research license in the right-to-test agreement was determined not to be substantive and, as a result, the exclusive development and commercialization license was considered a deliverable at the inception of the right-to-test agreement. Factors that were considered in determining the research license was not substantive included (i) the overall objective of the agreement is for CytomX to obtain a development and commercialization license, (ii)  there are no exercise fees payable upon taking the development and commercialization license, (iii) the limited economic benefit that CytomX could obtain from the right-to-test agreement unless CytomX was able to take the development and commercialization license, and (iv) the lack of economic penalties as a result of taking the license.

The Company has determined that the research license from the Company to CytomX together with the development and commercialization license from the Company to CytomX represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization license due to the lack of transferability of the research license and the limited economic benefit CytomX would derive if they did not obtain any development and commercialization license. The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements and the research services.  The rights to future technological improvements and the research services are considered separate units of accounting as each of these was determined to have stand-alone value. The rights to future technological improvements have stand-alone value as CytomX would be able to use those items for their intended purpose without the undelivered elements. The research services have stand-alone value as similar services are sold separately by other vendors.

The estimated selling price for the development and commercialization license is the Company’s best estimate of selling price and was determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by the Company’s competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, and the Company’s pricing practices and pricing objectives. In order to determine the best estimate of selling price, the Company determined the overall value of a license by calculating a risk-adjusted net present value of a recent, comparable transaction the Company entered into with another collaborator.  This overall value was then decreased by risk-adjusting the net present value of the contingent consideration (the milestones and royalties) payable by CytomX under the development and commercialization license. This amount represents the value that a third party would be willing to pay as an upfront payment for this license to the Company’s technology.

The estimated selling price of the rights to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by CytomX. In estimating these probabilities, the Company considered factors such as the technology that is the subject of the development and commercialization license, the Company’s history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of the product candidate pursuant to the development and commercialization license. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of the commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidate. The estimate of probability was multiplied by the estimated selling price of the development and commercialization license and the resulting cash flow was discounted at a rate of 13%, representing the Company’s estimate of its cost of capital at the time.

The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for CytomX and market rates for similar services.

The total allocable consideration of $13.1 million (which comprises the $13.0 million that a third party would be willing to pay as an upfront payment for this license to the Company’s technology plus $140,000 for the fair value of fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $12.7 million to the development and commercialization license; $350,000 to the rights to future technological improvements and $140,000 million to the research services. The Company will recognize as license revenue the amount of the total allocable consideration allocated to the development and commercialization license when the development and commercialization license is delivered to CytomX.  At the time the license is taken, the amount of the total allocable consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will be required to reassess the estimated term at each subsequent reporting period. The Company does not control when CytomX will take the development and commercialization license. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

No license fee revenue has been recognized related to this agreement through March 31, 2014 as the research license was not considered to be substantive and the development and commercialization license had not been delivered at this time. Accordingly, $13.0 million of allocated arrangement consideration is included in long-term deferred revenue at March 31, 2014.

The $13.1 million of total allocable consideration to be accounted for as revenue described above is also the amount that was used to account for the expense of the licenses and research services the Company received or will receive from CytomX.  Based on an estimate of the research services that CytomX will be providing to the Company for no monetary consideration, $310,000 was allocated to such services and will be expensed over the period the services are provided.  The balance of $12.8 million pertains to technology rights received and these amounts have been charged to research and development expense during the three months ended March 31, 2014 upon execution of the research agreement.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2013 Form 10-K.

C.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2014, the Company recorded approximately $2,000 and $(11,000) in expense and expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $21,000 and $(4,000) in expense and expense reduction recorded during the three and nine months ended March 31, 2013, respectively. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000, 41,805 and 33,187 options in the nine months ended March 31, 2014, and fiscal years ended 2013 and 2012, respectively, and the related compensation expense for the three and nine months ended March 31, 2014 and 2013 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three and nine months ended March 31, 2014, the Company recorded approximately $118,000 and $315,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $98,000 and $253,000 in compensation expense recorded during the three and nine months ended March 31, 2013, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, in November 2013, the Company issued a retiring director 43,615 shares of common stock of the Company to settle outstanding deferred share units.

D.    Cash and Cash Equivalents

As of March 31, 2014 and June 30, 2013, the Company held $164.1 million and $195.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

E.     Commitments and Contingencies

Leases

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2020. The Company uses this space for its corporate headquarters, research and other operations. In December 2013, the Company modified its lease agreement at 830 Winter Street, Waltham, MA to include approximately 19,000 square feet of additional office space through 2020, concurrent with the remainder of the original lease term. As part of the lease amendment, the Company will receive a construction allowance of approximately $746,000 to build out office space to the Company’s specifications. The Company obtained physical control of the additional space to begin construction in January 2014.  In April, 2014, the Company again modified its lease agreement at this site to extend the lease to 2026. The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company will receive a construction allowance of approximately $1.1 million to build out office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015, with the sublessee having a conditional option to extend the term for an additional two years. However, the Company has notified the sublessee that it does not intend to allow them to extend the term beyond January 2015.

Effective April 2012, the Company entered into a sublease agreement for the rental of 7,310 square feet of laboratory and office space at 830 Winter Street, Waltham, MA from Histogenics Corporation. The term of the sublease is for three years and the Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The Company also leases 43,850 square feet of manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2014 (three months remaining)	$1,537
2015	7,053
2016	6,831
2017	6,848
2018	6,954
Thereafter	12,267
Total minimum lease payments	$41,490
Total minimum rental payments from sublease	(573)
Total minimum lease payments, net	$40,917

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2014, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

We have used our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into collaborative agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our collaborative agreements, we are generally entitled to upfront fees, milestone payments and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent at negotiated prices which are generally consistent with what other third parties would charge. Currently, our collaborative partners are Amgen, Bayer HealthCare, Biotest, CytomX, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our collaborative agreements with recent activity follow. Details for our other significant agreements can be found in our 2013 Annual Report on Form 10-K.

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla.  Roche received marketing approval for Kadcyla in Japan and in the EU in September 2013 and November 2013, respectively, and with each event, we received a $5 million regulatory milestone payment. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through March 31, 2014, we have received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. Included in license and milestone fees for the nine months ended March 31, 2014 is $10 million of milestone payments for marketing approval of Kadcyla in the EU and in Japan.

We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears.  In accordance with our revenue recognition policy, $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 were recorded and included in royalty revenue for the three months ended March 31, 2014 and $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2013 is included in royalty revenue for the nine months ended March 31, 2014.  No such royalties were recorded in the prior year periods.

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

The outstanding licenses, including the exclusive license delivered upon the signing of the amendment, contain the rights to future technological improvements as well as options to purchase materials and research and development services. We concluded that additional materials and research and development services would be paid at a contractual price equal to the estimated selling price based estimated prices that would be charged by third parties for similar services.  The estimated selling price of the right to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Amgen. The $430,000 determined to be the estimated selling price of the future technological improvements is being recognized as revenue ratably over the period we are obligated to make available any technological improvements, which is equivalent to the estimated term of the agreement, or 25 years. After accounting for the undelivered elements at the estimated selling price, we had $2.2 million of remaining allocable consideration which was determined to represent consideration for the previously delivered elements, including the exclusive license that was delivered upon the execution of the modification.  This amount was recorded as revenue and is included in license and milestone fees for the nine months ended March 31, 2014.

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

In March 2013, we and Novartis amended the right-to-test agreement so that Novartis can take a license to develop and commercialize products directed at two pre-defined and related undisclosed targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The target licensed on a non-exclusive basis may be converted to an exclusive target by notice and payment to us of an agreed-upon fee of at least $5 million, depending on specific circumstances. We received a $3.5 million fee in connection with the execution of the amendment to the agreement.  We may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

In connection with the amendment, in March 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets.  We received a $1 million upfront fee with the execution of this license.  Additionally, the execution of this license provides us the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.  Additionally, under the license agreements, we are entitled to receive royalties on product sales, if any.  Novartis also has the right to convert the noted non-exclusive license to an exclusive license, in which case we would be entitled to receive a conversion fee and, depending on the composition of resultant products, an upward adjustment on milestone payments.  In October 2013 and November 2013, Novartis took its second and third exclusive license to a single target, each triggering a $1 million payment to us and the opportunity to receive milestone payments totaling $199.5 million for each license taken, as outlined above. In accordance with our revenue recognition policy, upon execution of the development and commercialization licenses taken by Novartis in October 2013 and November 2013 and payment of the one-year extension fee, we recorded $17.2 million of revenue, which is included in license and milestone fee revenue for the nine months ended March 31, 2014. We also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the nine months ended March 31, 2014.

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

We received a $20 million upfront payment in connection with the execution of the right-to-test agreement.  In December 2013, we and Lilly amended the right-to-test agreement and the first development and commercialization license.  Under these amendments, Lilly now has the right to extend the three-year research period under the right-to-test agreement for up to two nine-month periods by payment to us of additional consideration prior to the expiration of both the original term or the first extended term of that agreement. In addition, Lilly retroactively paid us an exercise fee of $2 million for the first development and commercialization license, and has the right to elect, at its discretion, which of the two additional development and commercialization licenses it has a right to take under the right-to-test agreement will have no exercise fee and which will have an exercise fee of $2 million. The application of the $2 million exercise fee to the first license granted under the arrangement did not impact the total arrangement consideration, only the timing of payment of the consideration. For the first development and commercialization license taken, which occurred in August 2013, we are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. With respect to any subsequent development and commercialization license taken, if Lilly elects that the $2 million exercise fee is payable, we are entitled to receive, in addition to the exercise fee, up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  If Lilly elects that no exercise fee is payable when it takes a subsequent development and commercialization license, we are entitled to receive up to a total of 200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the development and commercialization licenses with respect to which the $2 million exercise fee is paid, and $30.5 million for the development and commercialization license with respect to which no exercise fee is payable; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In accordance with our revenue recognition policy, upon execution of the development and commercialization license taken by Lilly in August 2013, we recorded $7.8 million of revenue which is included in license and milestone fee revenue for the nine months ended March 31, 2014.

CytomX—In January 2014, we entered into a reciprocal right-to-test agreement with CytomX. The agreement provides CytomX with the right to test our ADC technology with CytomX Probodies to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use our ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right to test agreement.  We received no upfront cash payment in connection with the execution of the right to test agreement.  Instead, we received reciprocal rights to CytomX’s Probody technology whereby we were provided the right to test CytomX’s Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right to test agreement. The terms of the right to test agreement require us and CytomX to take our respective development and commercialization licenses by the end of the term of the research licenses.  In addition, both we and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

With respect to the development and commercialization license that may be taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million.

With respect to any development and commercialization license that may be taken by us, we will potentially be required to pay up to a total of $80 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. The total milestones per license are categorized as follows: development milestones—$7 million; regulatory milestones—$23 million; and sales milestones—$50 million.

The total allocable consideration of $13.1 million (which comprises the $13.0 million that a third party would be willing to pay as an upfront payment for this license to our technology plus $140,000 for the fair value of fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $12.7 million to the development and commercialization license; $350,000 to the rights to future technological improvements and $140,000 million to the research services. No license fee revenue has been recognized related to this agreement through March 31, 2014 as the research license was not considered to be substantive and the development and commercialization license had not been delivered. We do not control when, or if, CytomX will exercise its options for development and commercialization licenses.  As a result, we cannot predict when we will recognize license fee revenue except that it will be within the term of the research license. Accordingly, $13.0 million of allocated arrangement consideration is included in long term deferred revenue at March 31, 2014.

The $13.1 million of total allocable consideration to be accounted for as revenue noted above is also the amount that was used to account for the expense of the licenses and research services we received or will receive from CytomX.  Based on an estimate of the research services that CytomX will be providing to us for no monetary consideration, $310,000 was allocated to such services and will be expensed over the period the services are provided.  The balance of $12.8 million pertains to technology rights and these amounts have been charged to research and development expense during the three months ended March 31, 2014 upon execution of the research agreement.

To date, we have not generated revenues from our proprietary commercial product sales and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2014, we had approximately $164.1 million in cash and cash equivalents compared to $195.0 million in cash and cash equivalents as of June 30, 2013.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2014 and 2013

Revenues

Our total revenues for the three months ended March 31, 2014 and 2013 were $6.9 million and $25.0 million, respectively. The $18.1 million decrease in revenues in the three months ended March 31, 2014 from the same period in the prior year is attributable to a decrease in license and milestone fees and research and development support revenue, partially offset by an increase in royalty revenue and clinical materials revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended March 31, 2014 decreased $21.7 million to $305,000 from $22.0 million in the same period ended March 31, 2013. Included in license and milestone fees for the three months ended March 31, 2013 is a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche and $11.1 million of license fee revenue earned upon the execution of a development and commercialization license by Novartis.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2014	2013
Collaborative Partner:
Amgen	$4	$247
Biotest	6	6
Lilly	6	—
Novartis	45	11,090
Sanofi	244	167
Roche	—	10,500
Total	$305	$22,010

Deferred revenue of $61.2 million as of March 31, 2014 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13.1 million of non-cash consideration recorded in connection with our arrangement with CytomX.

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of

Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 were recorded and included in royalty revenue for the three months ended March 31, 2014. No royalty revenue was recorded in the three-month period ended March 31, 2013. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue was $1.9 million for the three months ended March 31, 2014 compared with $2.3 million for the three months ended March 31, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2014	2013
Collaborative Partner:
Amgen	$97	$127
Biotest	137	252
Lilly	987	160
Novartis	706	1,616
Other	21	102
Total	$1,948	$2,257

Clinical materials revenue increased $1.3 million in the three months ended March 31, 2014 to $2.1 million from $734,000 in the three months ended March 31, 2013. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2014 increased $17 million to $38.3 million from $21.3 million for the three months ended March 31, 2013. During the current three-month period, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. Salaries and related expenses also increased due to additional headcount, increased incentive compensation and increased stock compensation costs. The number of our research and development personnel increased to 267 as of March 31, 2014 compared to 241 at March 31, 2013. The higher stock compensation is driven by higher stock prices and increases in the number the number of options granted due to increases in personnel. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2014	2013
Research	$17,281	$4,369
Preclinical and Clinical Testing	8,887	6,395
Process and Product Development	2,113	1,938
Manufacturing Operations	9,999	8,616
Total Research and Development Expense	$38,280	$21,318

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended March 31, 2014 increased $12.9 million compared to the three months ended March 31, 2013. This increase is primarily due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014.  As a result of this non-cash charge, we expect research expenses for fiscal 2014 to be significantly higher than fiscal 2013.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2014 increased $2.5 million to $8.9 million compared to $6.4 million for the three months ended March 31, 2013. This increase is primarily the result of: (i) higher salaries and related expenses; (ii) an increase in clinical trial costs driven by increased costs associated with the IMGN853 401 and IMGN289 501 studies, partially offset by decreased costs resulting from the termination of the IMGN901 007 Phase II study in November 2013; and (iii) an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN529.  We expect preclinical and clinical testing expenses for fiscal 2014 to be significantly higher than fiscal 2013 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2014, total development expenses increased $175,000 compared to the three months ended March 31, 2013. This increase is primarily the result of an increase in salaries and related expenses and an increase in contract service expense driven primarily by development activities for IMGN779. We expect process and product development expenses for fiscal 2014 to be marginally higher than fiscal 2013.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2014, manufacturing operations expense increased $1.4 million to $10.0 million compared to $8.6 million in the same period last year. The increase in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily the result of (i) an increase in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased study activities related to our cytotoxic agents; and (iii) an increase in salaries and related expenses. Partially offsetting these increases, antibody development and supply expense decreased driven primarily by supply required for our IMGN853 program and an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators during the current period. We expect manufacturing operations expense for fiscal 2014 to be higher than fiscal 2013 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 increased $1 million to $6.0 million compared to $5.0 million in the same period last year. This increase is primarily due to an increase in salaries and related expenses, as well as an increase in professional service fees, particularly patent expenses. We expect general and administrative expenses for fiscal 2014 to be higher than fiscal 2013 due primarily to increased salaries and related expenses, patent activities and other professional services.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended March 31,
Other (Expense) Income, net	2014	2013
Interest Income	$12	$27
Other (Expense) Income, net	(19)	(66)
Total Other (Expense) Income, net	$(7)	$(39)

Comparison of Nine Months ended March 31, 2014 and 2013

Revenues

Our total revenues for the nine months ended March 31, 2014 and 2013 were $54.2 million and $31.7 million, respectively. The $22.5 million increase in revenues in the nine months ended March 31, 2014 from the same period in the prior year is attributable to an increase in license and milestone fees, royalty revenue and research and development support revenue, partially offset by a decrease in clinical materials revenue, all of which are discussed below.

Revenues from license and milestone fees for the nine months ended March 31, 2014 increased $15.8 million to $39.2 million from $23.4 million in the same period ended March 31, 2013. Included in license and milestone fees for the nine months ended March 31, 2014 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis and $2.2 million of revenue from Amgen related to a modification of an existing arrangement.  Included in license and milestone fees for the nine months ended March 31, 2013 is a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche and $11.1 million of license revenue earned upon the execution of a development and commercialization license by Novartis. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2014	2013
Collaborative Partner:
Amgen	$2,347	$742
Bayer HealthCare	—	521
Biotest	19	19
Lilly	7,824	—
Novartis	18,307	11,090
Sanofi	653	500
Roche	10,000	10,500
Total	$39,150	$23,372

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31 2013 were recorded and included in royalty revenue for the nine months ended March 31, 2014. No royalty revenue was recorded in the nine-month period ended March 31, 2013. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue was $5.9 million for the nine months ended March 31, 2014 compared with $5.7 million for the nine months ended March 31, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2014	2013
Collaborative Partner:
Amgen	$367	$339
Biotest	601	705
Lilly	2,127	583
Novartis	2,731	3,934
Other	34	109
Total	$5,860	$5,670

Clinical materials revenue decreased $465,000 in the nine months ended March 31, 2014 to $2.2 million from $2.7 million in the nine months ended March 31, 2013. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2014 increased $14.5 million to $81.2 million from $66.7 million for the nine months ended March 31, 2013. During the current nine-month period, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. Salaries and related expenses also increased due to additional headcount, increased incentive compensation and increased stock compensation costs. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2014	2013
Research	$25,983	$12,958
Preclinical and Clinical Testing	24,819	20,244
Process and Product Development	6,113	5,774
Manufacturing Operations	24,256	27,698
Total Research and Development Expense	$81,171	$66,674

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the nine months ended March 31, 2014 increased $13.0 million compared to the nine months ended March 31, 2013. This increase is primarily due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014.  As a result of this non-cash charge, we expect research expenses for fiscal 2014 to be significantly higher than fiscal 2013.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2014 increased $4.6 million to $24.8 million compared to $20.2 million for the nine months ended March 31, 2013. This increase is primarily the result of higher salaries and related expenses. We expect preclinical and clinical testing expenses for fiscal 2014 to be significantly higher than fiscal 2013 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2014, total development expenses increased $339,000 compared to the nine months ended March 31, 2013. This increase is primarily the result of an increase in salaries and related expenses and an increase in contract service expense driven primarily by development activities for IMGN779. We expect process and product development expenses for fiscal 2014 to be marginally higher than fiscal 2013.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2014, manufacturing operations expense decreased $3.4 million to $24.3 million compared to $27.7 million in the same period last year. The decrease in the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 is primarily the result of (i) a decrease in antibody development and supply expense driven primarily by supply required for our IMGN289 program and pivotal activities for our IMGN901 program during the prior period; (ii) a decrease in fill/finish costs due primarily to costs to transfer our internal programs to a new supplier during the prior year period; and (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators. Partially offsetting these decreases, salaries and related expenses increased during the current period and contract service expense increased due primarily to increased study activities related to our cytotoxic agents. We expect manufacturing operations expense for fiscal 2014 to be higher than fiscal 2013 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2014 increased $1.9 million to $18.0 million compared to $16.1 million for the nine months ended March 31, 2013. This increase is primarily due to an increase in salaries and related expenses, as well as an increase in professional service fees, particularly consulting fees and patent expenses.  We expect general and administrative expenses for fiscal 2014 to be higher than fiscal 2013 due primarily to increased salaries and related expenses, patent activities and other professional services.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended March 31, 2014 and 2013 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other (Expense) Income, net	2014	2013
Interest Income	$33	$112
Other Income, net	133	20
Total Other (Expense) Income, net	$166	$132

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	June 30,
	2014	2013
	(In thousands)
Cash and cash equivalents	$164,076	$194,960
Working capital	151,147	181,511
Shareholders’ equity	97,934	121,847

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Cash used for operating activities	$(34,729)	$(48,687)
Cash used for investing activities	(4,712)	(2,357)
Cash provided by financing activities	8,557	96,209

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones and research funding. In fiscal year 2013, we also began to receive royalties from one collaborator. As of March 31, 2014, we had approximately $164.1 million in cash and cash equivalents. Net cash used for operations was $34.7 million and $48.7 million for the nine months ended March 31, 2014 and 2013, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash used for investing activities was $4.7 million and $2.4 million for the nine months ended March 31, 2014 and 2013, respectively, and primarily represents cash outflows for capital expenditures. Capital expenditures, primarily for the purchase of new equipment and leasehold improvements, were $4.7 million and $2.4 million for the nine-month periods ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $8.6 million and $96.2 million for the nine months ended March 31, 2014 and 2013, respectively, which represents proceeds from the exercise of approximately 1.0 million and 378,000 stock options, respectively. Also, pursuant to a public offering in the prior year period, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1	Second Amendment to Lease Agreement dated April 28, 2014 by and between Intercontinental Fund II 830 Winter Street LLC, landlord, and the Registrant
10.2	Employment offer letter between the Registrant and Ellie Harrison
10.3	Change in Control Severance Agreement dated as of February 20, 2014 between the Registrant and Ellie Harrison
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: May 2, 2014	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2014	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)