Form 10-K
period 2014-06-30
IMMUNOGEN INC
filed 2014-08-28
CIK 855654

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Select Market, of voting stock held by non- affiliates at December 31, 2013: $1,252,547,383 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 20, 2014: 85,907,896 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 11, 2014 are incorporated by reference into Part III.

ImmunoGen, Inc.
Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2014 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

Overview

        We are a biotechnology company that develops targeted anticancer therapeutics. All of our wholly owned clinical and preclinical product candidates are antibody-drug conjugates, or ADCs. An ADC is a type of medicine that uses a monoclonal antibody to deliver a therapeutic agent to targeted cells.

        We developed our ADC technology to enable the creation of highly effective, well-tolerated anticancer products. An ADC with our technology comprises an antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our potent cancer-cell killing agents, or payloads, attached to the antibody using one of our engineered linkers. An ADC compound's antibody component enables it to bind to cancer cells that have its antigen on their surface and the payload agent serves to kill these cancer cells. We have tubulin-acting payload agents, such as DM1 and DM4, which are maytansinoids, and, more recently, we developed DNA-acting payload agents, such as DGN462, which we call IGNs. Our linkers are engineered to keep our payload agents securely attached to the antibody while traveling through the bloodstream and then control its release and activation once inside a cancer cell. The antibody component of an ADC may serve only as a targeting vehicle or it may also have anticancer activity, depending on the antigen target and the antibody selected.

        We develop our own product candidates using our ADC technology. We now have three wholly owned, clinical-stage anticancer compounds—IMGN853, IMGN289, and IMGN529—and have reported preclinical data for IMGN779, which we expect to be our next clinical-stage compound. IMGN779 is the first ADC with our IGN technology. We license to other companies limited rights to use our ADC technology with their antibodies to create products. The most advanced compound with our ADC technology is Roche's marketed product, Kadcyla® (ado-trastuzumab emtansine). Kadcyla was first commercialized in early 2013 and we began earning royalties on Kadcyla sales at that time. Seven other ADC compounds and one non-ADC, or "naked," antibody product candidate are in clinical testing through our partnerships. Our partnership agreements entitle us to earn milestone payments with agreed-upon achievements and, for therapies successfully developed and commercialized, royalties on product sales. Our current partners are: Amgen Inc., Bayer HealthCare (a subgroup of Bayer AG), Biotest AG, Eli Lilly and Company, or Lilly, Novartis Institutes for BioMedical Research, Inc., or Novartis, the Roche Group and Sanofi. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX's Probody™ antibody masking technology with our payload agents and engineered linkers.

        We were organized as a Massachusetts corporation in 1981. Our principal offices are located at 830 Winter Street, Waltham, Massachusetts (MA) 02451, and our telephone number is 781-895-0600. We maintain a website at www.immunogen.com, where certain information about us is available. Please note that information contained on the website is not a part of this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through the "Investor Information" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Senior Officer and Financial Personnel Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the "Investor Information" section of our website.

Pipeline: Wholly Owned and Partner Product Candidates

        Listed in the tables below are the disclosed compounds in development through our own programs and our collaborations with other companies. All of these compounds are ADCs with the exception of SAR650984, which is a therapeutic antibody, and all of these compounds are in early clinical testing (Phase I and/or Phase II) with the exception of Kadcyla, which is marketed, and IMGN779, which is in preclinical testing. Additional earlier-stage compounds are in development by us and several of our partners. The results in early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that any of our or our collaborators' product candidates, other than Kadcyla, will advance or will demonstrate the level of safety and efficacy necessary to obtain regulatory approval.

Compounds Wholly Owned by ImmunoGen

Compound	Lead Indication(s)	Target
IMGN853	Ovarian cancer, endometrial cancer	Folate receptor a
IMGN289	Head and neck cancers, non-small cell lung cancers	EGFR
IMGN529	Non-Hodgkin lymphoma	CD37
IMGN779	Acute myeloid leukemia	CD33

Collaborative Partner Compounds

Compound	Lead Indication(s)	Target	Partner
Kadcyla	Previously treated HER2-positive metastatic breast cancer	HER2	Roche
AMG 172	Kidney cancer	CD70	Amgen
AMG 595	Glioblastoma	EGFRvIII	Amgen
BAY 94-9343	Mesothelioma, ovarian cancer	Mesothelin	Bayer
BT-062	Multiple myeloma, breast, bladder cancers	CD138	Biotest
SAR3419	Diffuse large B-cell lymphoma	CD19	Sanofi
SAR650984	Multiple myeloma	CD38	Sanofi
SAR566658	Solid tumors	CA6	Sanofi
SAR408701	Solid tumors	CEACAM5	Sanofi

IMGN853

        We created our IMGN853 product candidate as a treatment for ovarian cancer, endometrial cancer, and potentially other cancers that highly express folate receptor a, or FRa. This ADC comprises a FRa-binding antibody with our potent DM4 payload agent attached using one of our engineered linkers.

        IMGN853 is currently in Phase I clinical testing. During the initial dose-finding clinical research, IMGN853 was found to be generally well tolerated and to demonstrate evidence of anticancer activity. In July 2014, it was granted orphan drug status for ovarian cancer by the US FDA.

        IMGN853 is now beginning assessment specifically for the treatment of FRa-positive platinum-resistant ovarian cancer and relapsed endometrial cancer. In this assessment, IMGN853 is being dosed once every three weeks. ImmunoGen research has indicated that dosing IMGN853 more frequently could further enhance efficacy without reducing tolerability, and dose finding is now underway with

IMGN853 dosed weekly for three weeks followed by one week without treatment. ImmunoGen plans to select between these two schedules for more advanced IMGN853 clinical trials.

IMGN289

        Our EGFR-targeting ADC, IMGN289, is a potential new treatment for cancers that highly express EGFR. These include squamous cell carcinoma of the head and neck, or SCCHN, and types of non-small cell lung cancer (NSCLC), including both squamous cell and non-squamous cell NSCLCs. IMGN289 comprises an ImmunoGen EGFR-binding antibody with our DM1 payload agent attached using one of our engineered linkers. In preclinical testing, the antibody component of IMGN289 was found to have meaningful anticancer activity against EGFR-positive cancer cells sensitive to EGFR inhibition. In these preclinical studies, the full product candidate, inclusive of the DM1, demonstrated superior activity against these cancers and also against EFGR-positive cancers not sensitive to EGFR inhibitors. This is attributed to the DM1 being able to kill EGFR-positive cancer cells through its mechanism, interference with tubulin formation, that is independent of the EGFR pathway.

        IMGN289 advanced into clinical testing in late 2013. It is currently in the dose-finding portion of a Phase I clinical trial and no clinical data has been reported.

IMGN529

        Our IMGN529 ADC is a potential new treatment for cancers that highly express CD37, such as non-Hodgkin lymphoma, or NHL, and chronic lymphocytic leukemia. ImmunoGen scientists have found the expression profile of CD37 on NHL subtypes to be similar to that of CD20, the target of Roche's Rituxan® (rituximab).

        IMGN529 comprises an ImmunoGen CD37-targeting antibody with our DM1 payload agent attached using one of our engineered linkers. In preclinical testing, the antibody demonstrated notable anticancer activity that was further enhanced by the addition of the DM1. IMGN529 is currently in the dose-finding portion of a Phase I clinical trial assessing it in patients with NHL previously treated with other anticancer agents. Initial evidence of anticancer activity has been reported with IMGN529.

IMGN779

        Preclinical-stage IMGN779 is a potential new treatment for acute myeloid leukemia. It comprises an ImmunoGen CD33-targeting antibody with one of our DNA-acting payload agent, DGN462, attached using one of our engineered linkers. We currently intend to submit an Investigational New Drug, or IND, application for it to the FDA during the latter half of 2015.

Kadcyla (previously referred to as T-DM1)

        Kadcyla is a HER2-targeting ADC that comprises trastuzumab, which is the active component of Roche's antibody therapeutic, Herceptin® (trastuzumab), with our DM1 payload agent attached using one of our engineered linkers. Roche has global development and commercialization rights for Kadcyla under an ADC technology license from us.

        Kadcyla was granted marketing approval in February 2013 by the U.S. Food and Drug Administration, or FDA, for the treatment of HER2-positive metastatic breast cancer in patients who previously received Herceptin and a taxane. It was approved for this use in Japan and in the European Union (EU) in September 2013 and November 2013, respectively. In some countries, such as the US, Kadcyla was able to be launched shortly after gaining marketing approval. In other countries, it is necessary to negotiate pricing with governmental authorities prior to launch. For example, Kadcyla was launched in Japan in April 2014 after such negotiations.

        Roche is developing Kadcyla for a number of additional uses, and currently has Phase III, or registration, trials underway assessing Kadcyla as a therapy for patients with:

  •
  Metastatic HER2-positive breast cancer not previously been treated—Roche is assessing Kadcyla for this use in its MARIANNE trial. Roche has announced that it intends to use MARIANNE results, if favorable, to apply in 2015 for marketing approval of Kadcyla for this use.

  •
  Early stage HER2-positive breast cancer—Roche has initiated three Phase III trials in this setting: its KATHERINE trial evaluates Kadcyla for the treatment of patients with residual invasive disease following pre-operative therapy; its KAITLIN trial assesses Kadcyla for adjuvant use; and its KRISTINE trial evaluates Kadcyla in the neoadjuvant setting.

  •
  Advanced HER2-positive gastric cancer—Roche is evaluating Kadcyla for this use in its GATSBY trial. Roche has announced that it intends to use the results from GATSBY, if favorable, to apply in 2015 for marketing approval for this use.

Other Clinical-stage Compounds in Development by Our Partners

        In addition to Kadcyla, eight other compounds are in clinical testing through our collaborations with other companies. In alphabetical order, these are:

  •
  AMG 172—This CD70-targeting ADC was created by Amgen under a license from ImmunoGen. It is currently in Phase I clinical testing for the treatment of patients with clear cell renal cell carcinoma. To our knowledge, no clinical data has been reported with AMG 172 to date.

  •
  AMG 595—This EGFRvIII-targeting ADC also was created by Amgen under a license from ImmunoGen. It is currently in Phase I clinical testing for the treatment of patients with glioblastoma and initial evidence of activity has been reported.

  •
  BAY 94-9343—This mesothelin-targeting ADC was created by Bayer under a license from ImmunoGen. Initial evidence of activity in mesothelioma has been reported. BAY 94-9343 is currently being assessed for the treatment of mesothelioma and ovarian cancer in early clinical trials.

  •
  BT-062—This CD138-targeting ADC was created by Biotest under a license from ImmunoGen. We have opt-in rights for co-development and co-commercialization of BT-062 with Biotest in the U.S. Encouraging findings with BT-062 in the treatment of multiple myeloma have been reported, both with the agent used alone and as part of a combination treatment regimen, and its development for this cancer is ongoing. The target for BT-062 also has been found to occur on several types of solid tumors, and in early 2014 this ADC began clinical testing for the treatment of triple-negative breast cancer and metastatic urinary bladder cancer.

  •
  SAR3419—This CD19-targeting ADC was initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. In Phase II clinical testing, SAR3419 showed what was concluded to be proof-of-concept efficacy as monotherapy in the treatment of diffuse large B-cell lymphoma, a difficult-to-treat lymphoma, in patients whose cancer had returned after treatment with other agents. These findings were reported at the annual meeting of the American Society of Clinical Oncology, or ASCO, in June 2014.

  •
  SAR650984—This product candidate is CD38-targeting therapeutic, or "naked", antibody initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. SAR650984 has shown promising activity in early clinical testing when used alone or as part of a combination regimen to treat patients with previously treated multiple myeloma. Sanofi has begun Phase II testing of SAR650984 for multiple myeloma.

  •
  SAR566658—This CA6-targeting ADC also was initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. It is currently in Phase I clinical testing for the treatment of CA6-positive solid tumors, such as ovarian cancer, with initial evidence of activity reported.

  •
  SAR408701—This CEACAM5-targeting ADC was initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. Patient enrollment has opened in the first SAR408701 clinical trial.

        Earlier-stage ADCs are in development through our collaborations with Amgen, CytomX, Lilly, Novartis, and Sanofi.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society, or ACS, estimates that in 2014 approximately 1.7 million new cases of cancer will be diagnosed in the U.S. and that approximately 586,000 people will die from the disease. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time and because patients often receive a number of drug regimens sequentially.

        Below is information about incidence of cancers we are seeking to treat with our wholly owned compounds. In our clinical testing, we will define treatment subgroups of patients for the cancer types referenced.

        IMGN853—Our IMGN853 compound is a potential treatment for epithelial ovarian cancer, endometrial cancer and potentially other cancers that highly express its target, FRa. Based on published sources, we believe approximately 22,000 new cases of ovarian cancer will be diagnosed in the US in 2014 and epithelial ovarian cancer accounts for approximately 85% to 90% of these ovarian cancer cases. We believe that approximately 52,600 cases of endometrial cancers will be diagnosed in the US in 2014.

        IMGN289—Our IMGN289 compound is a potential treatment for many cases of head and neck cancer and types of NSCLC. The ACS estimates that approximately 55,000 new cases of head and neck cancers will be diagnosed in 2014. Research conducted at ImmunoGen found that over 90% of these types of cancer strongly express EGFR. Based on ACS estimates, we believe approximately 191,000 new cases of NSCLC will be diagnosed in the U.S. in 2014. This figure comprises three main subtypes—adenocarcinoma, squamous cell carcinoma, and large cell carcinoma. These subtypes account for approximately 40%, 25-30%, and 10-15% of NSCLC diagnoses, respectively. Research with tumor samples conducted at ImmunoGen found that approximately 20% of adenocarcinoma cases and about half of squamous and of large cell carcinoma cases strongly express EGFR.

        IMGN529—We are assessing our IMGN529 compound for the treatment of NHL. Based on ACS estimates, we believe approximately 70,800 new cases of NHL will be diagnosed in the U.S. in 2014.

        IMGN779—Our preclinical IMGN779 compound is a potential treatment for acute myeloid leukemia, or AML. Based on ACS estimates, we believe approximately 18,900 new cases of AML will be diagnosed in the U.S. in 2014.

Out-licenses and Collaborations

        We selectively license restricted access to our ADC technology to other companies to provide us with cash to fund our own product programs and to expand the utilization of our technology. These agreements typically provide the licensee with rights to use our ADC technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner's request. We are also compensated for preclinical and clinical materials supplied to our partners.

        We only receive royalty payments from our out-licenses after a product candidate developed under the license has been approved for marketing and commercialized. Additionally, the largest milestone payments under our existing collaborations usually are on later-stage events, such as commencement of pivotal clinical trials, product approval and achievement of defined annual sales levels. Achievement of product approval requires, at a minimum, favorable completion of preclinical development and evaluation, assessment of early-stage clinical trials, advancement into pivotal Phase II and/or Phase III clinical testing, completion of this later-stage clinical testing with favorable results, and completion of regulatory submissions and a positive regulatory decision. We have a license with Roche relating to Kadcyla that provides us with royalty revenue and may provide us with additional milestone payments. Kadcyla is currently our only source of royalty revenue. Below is a table setting forth our active agreements and current status of the product candidates being developed thereunder:

Partner	Agreement Type	Effective Date(s)	Development Status(1)
Roche(2)	Multiple single-targets	2000	Marketed
Amgen(3)	Multiple single-targets	2000	Phase I
Sanofi	Multiple single-targets	2003	Phase II
Sanofi(4)	Right-to-test	2006	Research/Preclinical
Biotest	Single-target	2006	Phase I
Bayer HealthCare	Single-target	2008	Phase I
Novartis(4)	Right-to-test	2010	Research/Preclinical
Lilly(4)	Right-to-test	2011	Research/Preclinical
CytomX	Right-to-test	2014	Research/Preclinical

(1)
For agreements involving multiple targets, development status denotes the most advanced program under the collaboration.

(2)
Roche has five single-target licenses. Pursuant to the license covering the target HER2, which was entered into in 2000, a product candidate, Kadcyla, has received marketing approval in the US, Japan and the EU, along with various other countries. The remaining four licenses were taken between 2005 and 2008 under another agreement established in 2000, and the development status of product candidates under each of those licenses is research/preclinical.

(3)
Amgen has four exclusive, single-target licenses, one of which has been sublicensed by Amgen to Oxford BioTherapeutics Ltd.

(4)
Sanofi, Novartis and Lilly each have the right to take a defined number of exclusive, single-target options that provide the right to take a defined number of single-target licenses, on pre-negotiated terms, to specified targets during the respective option periods. As of June 30, 2014, Novartis has taken two exclusive single-target licenses and one license to two related targets, one on an exclusive basis and the second on a non-exclusive basis; Lilly has taken an exclusive license to a single target; and, Sanofi has taken an exclusive license to a single target.

Roche

        In May 2000, we granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla. Roche received marketing approval for Kadcyla in Japan and in the EU in September 2013 and November 2013, respectively. It has also received marketing approval in various other countries around the world. We received a $2 million upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus tiered royalties on the commercial sales of Kadcyla or any other resulting products as described below. To date we have received $34 million of the $44 million in potential milestone payments.

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

        The following two territories are used in our agreement with Genentech to determine the Kadcyla sales levels for the calculation of the applicable tiered royalty levels: (1) the US and (2) the rest of the world. Royalties on sales of Kadcyla are paid quarterly based on net sales in each territory in accordance with a tiered structure calculated separately in each of the two territories as follows:

  •
  3% of net sales up to $250 million in the calendar year;

  •
  3.5% of net sales above $250 million and up to $400 million in the calendar year;

  •
  4% of net sales above $400 million and up to $700 million in the calendar year; and

  •
  5% of net sales above $700 million in the calendar year.

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

        The license agreement also provides for certain adjustments to the royalties payable to us if Genentech makes certain third party license payments in order to exploit the ADC technology components of Kadcyla, although such adjustments would in no event reduce the royalties payable for any country below the greater of 50% of the royalties otherwise payable with respect to sales of Kadcyla in such country, or 2% of net sales in such country. As of the date of this annual report on Form 10-K, we are unaware of any facts or circumstances that would give rise to such an adjustment.

        Roche may terminate this agreement for convenience at any time upon 90 days' prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Roche's royalty obligations.

        In fiscal year 2014 we received two $5 million milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU. Through June 30, 2014, we have received and recognized a total of $34.0 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use our maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses we received a $1 million license fee and are entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. We have not received any milestone payments from these agreements through June 30, 2014. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. Roche no longer has the right to take additional licenses under the right- to-test agreement.

Amgen

        Under a now-expired right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three exclusive development and commercialization licenses, for which we received an exercise fee of $1 million for each license taken. In May 2013, Amgen took one non-exclusive development and commercialization license, for which we received an exercise fee of $500,000. In October 2013, the non-exclusive license was amended and converted to an exclusive license, for which Amgen paid an additional $500,000 fee to us. Amgen has sublicensed its rights under this license to Oxford BioTherapeutics Ltd. We are entitled to receive up to a total of $34 million in milestone payments for each exclusive license, plus royalties on the commercial sales of any resulting products.

        In November 2011, the IND applications to the FDA for two compounds developed under the 2009 development and commercialization licenses became active, which triggered two $1 million milestone payments to us. The next potential milestone we will be entitled to receive under either of these two 2009 development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestones we will be entitled to receive under the December 2012 and May 2013 development and commercialization licenses will be a $1 million development milestone for IND approval.

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

Sanofi

  Collaboration Agreement

        In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products directed to these targets. The product candidates (targets) currently in development under the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6) and SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed. We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products.

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

        The collaboration agreement also provides us an option to certain co-promotion rights in the U.S. on a product-by-product basis. The terms of the collaboration agreement allow Sanofi to terminate our co-promotion rights if there is a change in control of ImmunoGen.

        Through June 30, 2014, we have received and recognized a total of $16.5 million in milestone payments related to compounds covered under this agreement now and in the past, including a total of $8 million in milestone payments related to two product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets. In July 2014, Sanofi initiated a Phase II clinical trial for SAR650984 which triggered a $3 million payment to us.

        The next potential milestone we will be entitled to receive with respect to each of SAR3419 and SAR650984 will be a development milestone for initiation of a Phase III clinical trial, which will result in each case in a $3 million payment being due. The next potential milestone we will be entitled to receive with respect to SAR566658 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in a $3 million payment being due. The next potential milestone we will be entitled to receive for each of SAR408701 and the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in each case in a $1 million payment being due.

  Right-to-Test Agreement

        In December 2006, we entered into a separate right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test our maytansinoid ADC technology with Sanofi's antibodies to targets that were not included in the collaboration agreement described above under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid ADC technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The right-to-test agreement had a three-year original term from the activation date that was renewed by Sanofi in August 2011 for its final three-year term ending August 31, 2014 by payment of a $2 million extension fee. No additional extensions are included in this agreement, although any outstanding options will remain in effect for the remainder of their respective option terms.

        For each development and commercialization license taken, we are entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million. The next payment we could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license.

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

Biotest

        In July 2006, we granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate BT-062 is in development under this agreement. We received a $1 million upfront payment from Biotest upon execution of the agreement. We are also entitled to receive up to a total of $35.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Through June 30, 2014, we have received and recognized a total of $500,000 in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement), which will result in a $2 million payment being due.

        The agreement also provided us with the right to elect, at specific stages during the clinical evaluation of any compound created under the agreement, to participate in the U.S. development and commercialization of that compound in lieu of receiving the milestone payments not yet earned and royalties on sales in the U.S. Currently, we can exercise this right during an exercise period specified in the agreement by notice and payment to Biotest of an agreed upon opt-in fee of $15 million. Upon exercise of this right, we would share equally with Biotest the associated further costs of product development and commercialization in the U.S. along with the profit, if any, from product sales in the U.S. We would also be entitled to receive royalties, on a reduced basis, on product sales outside the U.S.

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

Bayer HealthCare

        In October 2008, we granted Bayer HealthCare an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. The product candidate BAY 94-9343 is in development under this agreement. We received a $4 million upfront payment upon execution of the agreement. We are also entitled to receive, for each product developed and marketed by Bayer HealthCare under this agreement, up to a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

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

        Through June 30, 2014, we have received and recognized a total of $3 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due.

Novartis

        In October 2010, we entered into a right-to-test agreement with Novartis. The agreement provides Novartis with a right to (a) test our ADC technology with individual antibodies provided by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods, and (c) upon exercise of those options, take exclusive licenses to use our ADC technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. In addition to the one-year extension taken in October 2013, the terms of the right-to-test agreement allow Novartis to extend the research term for one additional one-year period by payment of additional consideration. The terms of the right-to-test agreement require Novartis to exercise its options for the development and commercialization licenses by the end of the term of the research license.

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

        In connection with the amendment, in March 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. We received a $1 million upfront fee with the execution of this license. Additionally, the execution of this license provides us the opportunity to receive milestone payments totaling $199.5 million or $238 million, depending on the composition of any resulting products, plus royalties on the commercial sales of any resulting products.

        In October 2013 and November 2013, Novartis took its second and third exclusive licenses to single targets, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million for each license taken, plus royalties on the commercial sales of any resulting products. The next payment the Company could receive would either be a $5 million development milestone for commencement of a Phase I clinical trial under any of these three licenses, or a $1 million exercise fee for the execution of a fourth license.

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

Lilly

        In December 2011, we entered into a three-year right-to-test agreement with Lilly. The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test our maytansinoid ADC technology with Lilly's antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options take exclusive licenses to use our maytansinoid ADC technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. Lilly must exercise its options for the development and commercialization licenses by the end of the term of the right-to-test agreement, after which any then outstanding options will lapse. Lilly has the right to extend the three-year right-to-test period for up to two six-month periods by payment to us of additional consideration. Under the terms of the agreement, Lilly took an exclusive development and commercialization license to a single target in August 2013.

        We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken in August 2013 and amended in December 2013, we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Lilly has the right to elect, at its discretion, which of the two additional development and commercialization licenses it has a right to take under the right-to-test agreement will have no exercise fee and which will have an exercise fee of $2 million. With respect to any subsequent development and commercialization license taken, if Lilly elects that the $2 million exercise fee is payable, we are entitled to receive, in addition to the exercise fee, up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. If Lilly elects that no exercise fee is payable when it takes a development and commercialization license, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The next payment we could receive would either be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of an additional license if Lilly elects to pay the exercise fee with respect to such license.

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

CytomX

        In January 2014, we entered into a reciprocal right-to-test agreement with CytomX. The agreement provides CytomX with the right to test our ADC technology with CytomX Probodies to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use our ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. We received no upfront cash payment in connection with the execution of the right-to-test agreement. Instead, we received reciprocal rights to CytomX's Probody technology whereby we were provided the right to test CytomX's Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require us and CytomX to each take its respective development and commercialization licenses by the end of the term of the research license. In addition, both we and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

        With respect to the development and commercialization license that may be taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. Assuming no annual maintenance fee is payable as described below, the next payment we could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial.

        With respect to any development and commercialization license that may be taken by us, we will potentially be required to pay up to a total of $80 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. Assuming no annual maintenance fee is payable as described below, the next payment we could be required to make is a $1 million development milestone payment with commencement of a Phase I clinical trial.

        In addition, each party may be liable to pay annual maintenance fees to the other party if the licensed PDC product candidate covered under each development and commercialization license has not progressed to a specified stage of development within a specified time frame.

Patents, Trademarks and Trade Secrets

        Our intellectual property strategy centers on obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2014, our patent portfolio had a total of 472 issued patents worldwide and 569 pending patent applications worldwide that we own or license from third parties. We seek to protect our ADC technology and our product candidates through a multi-pronged approach. In this regard, we have patents and patent applications covering antibodies and other cell-binding agents, linkers, cell-killing agents (e.g., tubulin-acting maytansinoids and DNA-acting cell-killing agents), and complete ADCs, comprising these components and methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various aspects of each product candidate.

        We consider our cell-killing agent technology to be a key component of our overall corporate strategy. We currently own 43 issued U.S. patents covering various embodiments of our maytansinoid technology including claims directed to certain maytansinoids, antibody-maytansinoid conjugates and other cell-binding agents used with maytansinoids, and methods of making and using the same. In all cases, we have received or are applying for comparable patents in other jurisdictions including Europe and Japan. We have issued patents that cover numerous aspects of the manufacture of both our DM1 and DM4 cell-killing agents. These issued patents remain in force until various times between 2020 and 2026. We also have several composition of matter patents covering various aspects of our DM4 cell-killing agent and antibody-maytansinoid conjugates incorporating DM4 that are expected to remain in force until 2024-2025. We have one issued U.S. patent covering various aspects of our DNA-acting cell-killing agents, which will expire in 2030. We also have seven additional pending U.S. patent applications disclosing and claiming may other related embodiments of this technology. Patents that may issue from these applications will, if issued, expire between 2030 and 2033. In all cases, we are also applying for comparable patents in other jurisdictions, including Europe and Japan.

        Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases. In this regard, we have issued patents and pending patent applications related to many of our linker technologies. These issued patents, expiring in 2021-2031, and any patents which may issue from the patent applications, cover antibody-maytansinoid conjugates using these linkers. We also have issued U.S. patents and pending patent applications covering methods of assembling ADCs from their constituent antibody, linker and cell-killing agent moieties. These issued patents will expire in 2021-2030, while any patents that may issue from pending patent applications also covering various aspects of these technologies will, if issued, expire between 2021 and 2034. We also have issued patents and pending patent applications related to monoclonal antibodies that may be a component of an ADC compound or may be developed as a therapeutic, or "naked," antibody anticancer compound.

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

Competition

        We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche and Bristol-Myers Squibb have programs to attach a proprietary cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Additionally, there are non-ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

  •
  performance of adequate and well-controlled human clinical trials according to current Good Clinical Practices (cGCP) to establish the safety and efficacy of the proposed drug for its intended use;

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

        Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance.

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

  •
  Phase II:  This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase III:  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

        The Food and Drug Administration Safety and Innovation Act, or FDASIA, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric clinical trials for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

        Pediatric exclusivity is a type of marketing exclusivity available in the U.S. The FDASIA made permanent the Best Pharmaceuticals for Children Act, or BPCA, which provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials. To date, we have not received any Written Requests.

Biologics Price Competition and Innovation Act of 2009

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for two types of "generic" biologics—biosimilars and interchangeable biologic products, and provides for a twelve-year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the twelve-year data exclusivity period will be extended for an additional six months. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

        The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

        An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

        Between February 2012 and August 2014, the FDA issued several draft guidance documents on biosimilar product development. The draft guidance documents are: "Scientific Considerations in Demonstrating Biosimilarity to a Reference Product," "Quality Considerations in Demonstrating Biosimilarity to a Reference Protein Product," "Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009," "Formal Meetings Between the FDA and Biosimilar Biological Product Sponsors or Applicants," "Clinical Pharmacology Data to Support a Demonstration of Biosimilarity to a Reference Product" And "Guidance for Industry Reference Product Exclusivity for Biological Products Filed Under Section 351(a) of the PHS Act." The guidance documents provide FDA's current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA received public comments on the draft documents and intends to issue final guidance documents in the future. Nevertheless, the absence of a final guidance document does not prevent a sponsor from seeking licensure of a biosimilar under the BPCIA, and the FDA recently accepted for filing the first BLA submitted under the biosimilar pathway.

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

        The FDA granted Orphan Drug designation to IMGN853 when used for the treatment of ovarian cancer. Orphan drug designation provides us with seven years of market exclusivity that begins once IMGN853 receives FDA marketing approval for the use for which the orphan drug status was granted. Later in 2014, through a separate process, we will apply for orphan medicinal product designation for IMGN853 for the treatment of ovarian cancer in the European Union. Orphan medicinal product designation provides ImmunoGen with ten years of market exclusivity that begins once IMGN853 receives European approval for the use for which it was granted. We may pursue these designations for other indications for other product candidates intended for qualifying patient populations.

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

        In FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled "Expedited Programs for Serious Conditions—Drugs and Biologics." One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I and commitment from the FDA involving senior managers. FDA has already granted this designation to at least 60 new drugs and seven have received approval to date.

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

        Medicare is a federal healthcare program administered by the federal government that covers individuals age 65 and over as well as some individuals with certain disabilities. Drugs may be covered under one or more sections of Medicare depending on the nature of the drug and the conditions associated with and site of administration. For example, under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand- alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level.

        Medicare Part B covers most injectable drugs given in an in-patient setting and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors' offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for a Part B covered drug based on a percentage of manufacturer-reported average sales price which is regularly updated. We believe that most of our drugs, when approved, will be subject to the Medicare Part B rules.

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for this research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost- effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

        In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Research and Development Spending

        During each of the three years ended June 30, 2014, 2013 and 2012, we spent approximately $107.0 million, $87.1 million and $69.2 million, respectively, on research and development activities.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, cytotoxic agents, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Abbvie Inc., Boehringer Ingelheim, Cytovance Biologics LLC, SAFC, Inc., Carbogen Amcis and Società Italiana Corticosteroidi S.r.l.

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

Employees

        As of June 30, 2014, we had 307 full-time employees, of whom 262 were engaged in research and development activities. Of the 262 research and development employees, 132 research and development employees hold post-graduate degrees, of which 57 hold Ph.D. degrees and seven hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin and Kadcyla are registered trademarks of Genentech. Rituxan is a registered trademark of Biogen Idec Inc. Probody is a trademark of CytomX Therapeutics, Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2014, we had an accumulated deficit of $648.1 million. For the years ended June 30, 2014, 2013, and 2012, we generated losses of $71.4 million, $72.8 million and $73.3 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest some of our resources to support our existing collaborators as they work to develop, test and commercialize ADC compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners and increasingly from royalties received from the commercial sales of Kadcyla. We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future payments from our existing collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements partway through fiscal 2016. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources. We may need additional financing sooner due to a number of other factors as well, including:

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

If our ADC technology does not produce safe, effective and commercially viable products, our business will be severely harmed.

        Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC product candidate has obtained marketing approval. Our ADC product candidates and/or our collaborators' ADC product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only two other compounds that are a conjugate of an antibody and a cytotoxic small molecule that have obtained marketing approval by the FDA and are based on technology similar to our ADC technology. One of these products was later taken off the market by its owner due to toxicity concerns. If our ADC technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer or fail to obtain FDA approval, our business will be severely harmed.

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

        Even if our collaborative partners continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborative partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborative partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of the products would be severely limited. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize ADC compounds, our business prospects would be severely harmed.

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

        On February 22, 2013, the FDA granted marketing approval to Kadcyla. Kadcyla was developed by Roche, through its Genentech unit, under a license we granted in May 2000, pursuant to which we are entitled to receive milestone payments plus royalties on commercial sales of Kadcyla. Roche and its affiliates have also received marketing approval of Kadcyla in Europe and Japan along with various other countries. As a result of the start of commercialization of Kadcyla in the U.S. and elsewhere, we expect an increasing proportion of our revenue and operating results to derive from royalties based on the commercial sales of Kadcyla. These royalty revenues may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Kadcyla as well as the mix of U.S.-based sales and ex-U.S.-based sales and our valid patent claims. Kadcyla is currently the only product with respect to which we are entitled to receive royalties that has received marketing approval.

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

Royalty rates under our license agreements with our collaborators may vary over the royalty term depending on our intellectual property rights and the presence of competing products.

        Most of our license agreements with our collaborators provide that the royalty rates are subject to downward adjustment in the absence of ImmunoGen patent rights covering various aspects of the manufacture, use or sale of the products developed under such licenses, or in the presence of competition from certain third-party products. For example, we expect the royalty rate for Sanofi's SAR650984 anti-CD38 naked antibody compound to be reduced to low single digits because of (1) competitor development of alternative anti-CD38 antibody compounds, and (2) the lack of ImmunoGen patent rights covering SAR650984, since our ADC-related patent rights do not pertain to the compound and our SAR650984-specific patent rights were assigned to Sanofi under the terms of the applicable license.

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

        We rely on a third-party supplier to manufacture one of the materials used to make ADC compounds. Our cell-killing agents DM1 and DM4, collectively DMx, are manufactured from a precursor, ansamitocin P3. We currently use a single supplier, Societá Italiana Corticosteroidi S.r.l.,that converts ansamitocin P3 to DMx. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations, preclinical studies and clinical trials of our product candidates and our collaborators' product candidates, which could negatively affect our business.

We may be delayed or unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners' potential products.

        Currently, we have one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and several of our collaborative partners for preclinical studies and early-stage clinical testing. Several of our partners have contracted for separate, large-scale manufacturing capacity to make materials to support potential future commercialization of their ADC compounds. We do not currently have the manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later-stage clinical trials and commercialization of our potential products. We are currently in the process of developing relationships with third-party manufacturers that we believe will be necessary to continue the development of our product candidates. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

We have one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture our and our collaborative partners' product candidates for clinical testing.

        Currently, in certain cases, we are contractually obligated to manufacture Phase I and non-pivotal Phase II clinical products for companies licensing our ADC technology. We manufacture this material, as well as material for our own product candidates, in our conjugate manufacturing facility. We have only one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complex production processes developed over a number of years that would be difficult, time-consuming and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses which may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party contract manufacturers to assume this manufacturing role.

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

        Even if clinical trials demonstrate the safety and efficacy of our and our collaborative partners' product candidates and the necessary regulatory approvals are obtained, our and our collaborative partners' products may not gain market acceptance among physicians, patients, healthcare payors and other members of the medical community. The degree of market acceptance of any products that we or our collaborative partners develop will depend on a number of factors, including:

  •
  their level of clinical efficacy and safety;

  •
  their advantage over alternative treatment methods;

  •
  our/the marketer's and our collaborative partners' ability to gain acceptable reimbursement and the reimbursement policies of government and third-party payors; and

  •
  the quality of the distribution capabilities of the party(ies) responsible to market and distribute the product(s).

        Physicians may not prescribe any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drugs and other treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain conditions, and whether the physicians are already using competing products that satisfy their treatment objectives. Physicians, patients, third-party payors and the medical community may not accept and use any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance and use, we will not be able to recover the significant investment we have made in developing such products and our business will be severely harmed.

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

  •
  more effectively negotiate third-party licensing and collaboration arrangements; and

  •
  take advantage of acquisitions or other opportunities more readily than we can.

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

        The Leahy-Smith America Invents Act was signed into law on September 16, 2011, and became fully effective in March 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first inventor-to-file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Governmental rule-making implementing the new statute is evolving and will continue to introduce new substantive rules and procedures, particularly with regard to post-grant proceedings such as inter partes review and post-grant review. In due course, the courts will interpret various aspects of the law and related agency rules in ways that we cannot predict, potentially making it easier for competitors and other interested parties to challenge our patents, which, if successful, could have a material adverse effect on our business and prospects. In addition, as the United States Supreme Court has become increasingly active in reviewing U.S. patent law in recent years, and the extent to which their recent decisions will affect our ability to enforce certain types of claims under our U.S. patents or obtain future patents in certain areas is difficult to predict at this time.

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

        Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators, or as a result of market trends and daily trading volume. The business developments that could impact our stock price include disclosures related to clinical findings with compounds that make use of our ADC technology, new collaborations and clinical advancement or discontinuation of product candidates that make use of our ADC technology. Our stock price can also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks.

        Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaboration. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly and/or annual operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter and year-to-year comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

The potential sale of additional shares of our common stock may cause our stock price to decline.

        Pursuant to shelf registration statements filed with the Securities and Exchange Commission, in July 2012, we sold 6,250,000 shares of our common stock at $16.00 per share in a public offering resulting in gross proceeds of $100 million; in fiscal 2011, we sold 7,800,000 shares of our common stock at $12.00 per share in a public offering resulting in gross proceeds of $93.6 million; in fiscal 2010, we sold 10,350,000 shares of our common stock at $8.00 per share in a public offering resulting in gross proceeds of $82.8 million; and in fiscal 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 108,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five-year terms. In December 2009, we entered into a sublease, as sublessor, to rent 14,100 square feet of our original office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. Due to space requirements, in April 2012, we entered into a sublease agreement for the rental of 7,310 square feet of additional laboratory and office space at 830 Winter Street, Waltham, MA for a term of three years. We also lease approximately 43,850 square feet of space at 333 Providence Highway, Norwood, MA, which serves as our conjugate manufacturing facility and office space. The 333 Providence Highway lease expires on June 30, 2018, with an option for us to extend the lease for an additional five-year term. Due to space requirements, in April 2013, we entered into a lease agreement for the rental of 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for us to extend the lease for an additional five-year term.

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

        Daniel M. Junius, age 62, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since 2009. Mr. Junius has also served as a director of ImmunoGen since 2008 and is a director of IDEXX Laboratories, Inc. Mr. Junius holds a Masters of Management from Northwestern University's Kellogg School of Management.

        John M. Lambert, PhD, age 63, joined ImmunoGen in 1987, and has served as our Executive Vice President and Chief Scientific Officer since 2008. Dr. Lambert holds a PhD in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        David B. Johnston, age 59, joined ImmunoGen in 2013, and has served as our Executive Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, Mr. Johnston served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a biotechnology company, from 2007 to 2013. Mr. Johnston holds a Master of Business Administration from the University of Michigan.

        Charles Q. Morris, MB, ChB, MRCP (UK), age 49, joined ImmunoGen in November 2012, and has served as our Executive Vice President and Chief Development Officer since that date. Prior to joining ImmunoGen, he served as Executive Vice President and Chief Medical Officer of Allos Therapeutics, Inc., a biotechnology company, from 2010 until its acquisition in 2012. Prior to that he served as Vice President, Worldwide Clinical Research, at Cephalon, Inc., a biotechnology company, from 2008 to 2010. Dr. Morris holds his medical degrees from Sheffield University Medical School and is a member of the Royal College of Physicians of London.

        James J. O'Leary, MD, age 50, joined ImmunoGen in 2008, and has served as our Vice President and Chief Medical Officer since that date. Dr. O'Leary has a Doctor of Medicine degree from the State University of New York—Health Science Center at Brooklyn.

        Craig Barrows, age 59, joined ImmunoGen in 2007, and has served as our Vice President, General Counsel and Secretary since that date.

        Ellie Harrison, age 59, joined ImmunoGen in February 2014, and has served as our Vice President and Chief Human Resources Officer since that date. Prior to joining ImmunoGen, she served as Senior Vice President of Human Resources of Blue Cross and Blue Shield of Rhode Island, a healthcare provider, from 2013 to February 2014. Prior to that she served as a Managing Director and Senior Human Resources Advisor to the global consumer banking organization of Citigroup, a financial institution, from 2009 to 2012.

        Peter J. Williams, age 60, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$20.25	$15.07	$18.10	$12.51
Second Quarter	$18.19	$12.55	$15.77	$10.85
Third Quarter	$17.80	$14.20	$16.54	$12.92
Fourth Quarter	$15.59	$10.69	$18.83	$13.91

        As of August 20, 2014, the closing price per share of our common stock was $11.89, as reported by NASDAQ, and we had approximately 675 holders of record of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2014. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Total revenues	$59,896	$35,535	$16,357	$19,305	$13,943
Total operating expenses	131,427	108,544	89,614	79,493	65,178
Other income (expense), net	167	198	(62)	1,914	58
(Benefit) provision for income taxes	—	—	—	—	(265)

Net loss	$(71,364)	$(72,811)	$(73,319)	$(58,274)	$(50,912)

Basic and diluted net loss per common share	$(0.83)	$(0.87)	$(0.95)	$(0.85)	$(0.87)

Basic and diluted weighted average common shares outstanding	85,481	84,063	76,814	68,919	58,845

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$142,261	$194,960	$160,938	$191,206	$110,298
Total assets	165,318	213,596	180,308	217,641	137,208
Shareholders' equity	75,699	121,847	83,890	139,969	102,048

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since our inception, we have been principally engaged in the development of novel, antibody-drug conjugates, or ADC's, for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our ADC technology consists of a monoclonal antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables an ADC compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some ADC compounds, the antibody component also has anticancer activity of its own. Our ADC technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the ADC compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also use our expertise in antibodies and cancer biology to develop "naked," or non-conjugated, antibody anticancer product candidates.

        We have used our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We have also entered into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner's request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer HealthCare, Biotest, CytomX, Lilly, Novartis, Roche and Sanofi. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements can be found in this Form 10-K under Item 1. Business.

        To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2014, we had approximately $142.3 million in cash and cash equivalents compared to $195 million as of June 30, 2013.

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

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals, inventory and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

        We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We enter into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2014, we had the following two types of agreements with the parties identified below:

  •
  Development and commercialization licenses to use our ADC technology and/or certain other intellectual property to develop compounds to a specified target antigen (referred to as development and commercialization licenses, as distinguished from our right-to-test agreements described elsewhere):

    Amgen (four exclusive single-target licenses*)

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

    Sanofi (one exclusive single-target license and one exclusive license to multiple individual targets)

*
Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

  •
  Option/research agreement for a defined period of time to secure development and commercialization licenses to use our ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

    Sanofi

    Novartis

    Lilly

    CytomX

        There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to us.

  Development and Commercialization Licenses

        The deliverables under a development and commercialization license agreement generally include the exclusive license to our ADC technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

        Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator's request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator's request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis, regardless of patent protection. Royalty rates may vary over the royalty term depending on our intellectual property rights and/or the presence of comparable competing products. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements. We do not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, we cannot predict when or if we will recognize revenues in connection with any of the foregoing.

        In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace. If we conclude that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our ADC technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

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

        We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials for them at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below our full cost, and our full cost is not expected to ever be below our contract selling prices for our existing collaborations. During the fiscal years ended June 30, 2014, 2013 and 2012, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $2.3 million, $755,000, and $85,000, respectively. The majority of our costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials we produce is directly related to the number of clinical trials we and our collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

        Under our development and commercialization license agreements, we receive royalty payments based upon our licensees' net sales of covered products. Generally, under these agreements we are to receive royalty reports and payments from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, or one quarter following the quarter in which sales by our licensees occurred.

  Right-to-Test Agreements

        Our right-to-test agreements provide collaborators the right to (a) test our ADC technology for a defined period of time through a research, or right-to-test, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or "take" licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is "taken"), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is "taken"), or (iv) some combination of all of these fees.

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

        For right-to-test agreements where the options to secure development and commercialization licenses to our ADC technology are considered substantive, we do not consider the development and commercialization licenses to be a deliverable at the inception of the agreement. For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure a development and commercialization license are considered substantive, we have deferred the upfront payments received and recognize this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, we attribute the exercise fee to the development and commercialization license. Upon exercise of an option to acquire a development and commercialization license, we would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with our accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, we would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of our right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

        For right-to-test agreements where the options to secure development and commercialization licenses to our ADC technology are not considered substantive, we consider the development and commercialization license to be a deliverable at the inception of the agreement and apply the multiple-element revenue recognition criteria to determine the appropriate revenue recognition. None of our right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 has been determined to contain non-substantive options.

        We do not directly control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, we cannot predict when or if we will recognize revenues in connection with any of the foregoing.

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal years 2014, 2013 and 2012, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $364,000, $798,000 and $748,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. We also recorded $38,000 to write down certain raw material inventory to its net realizable value, which is also included in research and development expense for the year ended June 30, 2012. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve-month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Such differences and/or reductions in collaborators' projections could indicate that we have excess raw material inventory and we would then evaluate the need to record write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2014, we are authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2014, 2013 and 2012 was $15.6 million, $12.4 million and $9.9 million, respectively.

        Future stock-based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2014 were $59.9 million compared with $35.5 million and $16.4 million for the years ended June 30, 2013 and 2012, respectively. The $24.4 million increase in revenues in fiscal year 2014 from fiscal year 2013 is attributable to an increase in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below. The $19.1 million increase in revenues in fiscal year 2013 from fiscal year 2012 is attributable to all revenue categories.

        Revenue from license and milestone fees for the year ended June 30, 2014 increased approximately $15.3 million to $39.5 million from $24.2 million in the year ended June 30, 2013. Revenue from license and milestone fees for the year ended June 30, 2012 was $9.2 million. Included in license and milestone fees for the year ended June 30, 2014 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis, and $2.2 million of revenue from Amgen related to a modification of an existing arrangement. Included in license and milestone fees for the year ended June 30, 2013 was a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche, a $500,000 development milestone achieved under our collaboration agreement with Sanofi and $11.1 million of license revenue earned upon the execution of a development and commercialization license by Novartis. Included in license and milestone fees for the year ended June 30, 2012 was a $3 million milestone payment related to the initiation of Phase II clinical testing of SAR3419 achieved under our collaboration agreement with Sanofi and two $1 million milestone payments related to regulatory milestones achieved under our license agreements with Amgen. Also during the year ended June 30, 2012, Biogen Idec terminated its exclusive license to our ADC technology to develop and commercialize therapeutic compounds to the target Cripto and as a result, we recognized the remaining $270,000 of the $1 million upfront fee received from Biogen Idec upon execution of the license which had been previously deferred. Also, during fiscal 2012, we made a change in the estimate of our period of substantial involvement as it relates to our exclusive license with Bayer HealthCare which resulted in an increase to license and milestone fees of $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to our previous estimate. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators' advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2014, 2013 and 2012 is included in the following table (in thousands):

	Year Ended June 30,
License and Milestone Fees	2014	2013	2012
Collaborative Partner:
Amgen	$2,351	$883	$3,118
Bayer HealthCare	—	521	1,839
Biogen Idec	—	—	270
Biotest	25	25	120
Lilly	7,830	—	—
Novartis	18,353	11,131	—
Roche	10,000	10,500	—
Sanofi	896	1,167	3,795
Other	—	—	19

Total	$39,455	$24,227	$9,161

        Deferred revenue of $61.3 million at June 30, 2014 represents payments received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13.1 million of non-cash consideration recorded in connection with our arrangement with CytomX.

        In February 2013, the US FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $10.3 million of royalties on net sales of Kadcyla for the twelve-month period ended March 31, 2014 were recorded and included in royalty revenue for the year ended June 30, 2014. We recorded $592,000 of royalties on net sales of Kadcyla for the three-month period ended March 31, 2013 in our fourth quarter of fiscal 2013. No royalty revenue was recorded in fiscal year 2012. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

        Research and development support revenue was $7.2 million for the year ended June 30, 2014, $7.9 million for the year ended June 30, 2013, and $4.5 million for the year ended June 30, 2012. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. Also included in research and development support revenue are fees for developing antibody- specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2014, 2013 and 2012 is included in the following table (in thousands):

	Year Ended June 30,
Research and Development Support	2014	2013	2012
Collaborative Partner:
Amgen	$404	$417	$1,011
Biotest	783	921	627
Lilly	2,906	806	250
Novartis	3,012	5,605	2,588
Other	82	124	41

Total	$7,187	$7,873	$4,517

        Clinical materials revenue increased by approximately $65,000 to $2.9 million in the year ended June 30, 2014 compared to $2.8 million in the year ended June 30, 2013. We earned clinical materials revenue of $2.7 million during the year ended June 30, 2012. During the years ended June 30, 2014, 2013 and 2012, we shipped clinical materials in support of a number of our collaborators' clinical trials, as well as preclinical materials in support of certain collaborators' development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  process improvements to our ADC technology;

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

        Research and development expense for the year ended June 30, 2014 increased $19.9 million to $107.0 million from $87.1 million for the year ended June 30, 2013. Research and development expense was $69.2 million for the year ended June 30, 2012. During the year ended June 30, 2014, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. Research and development salaries and related expenses increased by $8.3 million to $47.6 million in the year ended June 30, 2014 compared to the year ended June 30, 2013 and increased by $6.2 million in the year ended June 30, 2013 compared to the year ended June 30, 2012. The average number of our research personnel increased to 250 for the year ended June 30, 2014 compared to 226 for the year ended June 30, 2013. We had an average of 207 for the year ended June 30, 2012. Included in salaries and related expenses for the year ended June 30, 2014 is $10.3 million of stock compensation costs compared to $7.3 million and $5.3 million of stock compensation costs for fiscal years 2013 and 2012, respectively. The higher stock compensation costs in fiscal years 2014 and 2013 are driven by higher stock prices and increases in the number of annual options granted due to increases in personnel.

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

        We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development Expense	2014	2013	2012
Research	$30,793	$17,506	$16,827
Preclinical and Clinical Testing	34,562	27,839	21,143
Process and Product Development	8,296	7,777	7,203
Manufacturing Operations	33,307	33,951	24,019

Total Research and Development Expense	$106,958	$87,073	$69,192

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses increased $13.3 million to $30.8 million in fiscal year 2014 from fiscal year 2013 and $679,000 to $17.5 million in fiscal year 2013 from fiscal year 2012. This increase in fiscal year 2014 was principally due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014 and to a lesser extent, an increase in salaries and related expenses. The increase in fiscal 2013 was principally due to an increase in salaries and related expenses.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $6.8 million to $34.6 million in fiscal year 2014 from fiscal year 2013 and $6.7 million to $27.8 million in fiscal year 2013 from fiscal year 2012. The increase in fiscal year 2014 was principally the result of higher salaries and related expenses driven by an increase in personnel and higher stock compensation costs. The increase in fiscal year 2013 was primarily the result of an increase in clinical trial costs due primarily to site expansion and higher patient enrollment for the IMGN901 007 Phase II study for small-cell lung cancer and increased costs incurred for the IMGN853 Phase I trial for ovarian cancer which was initiated during the second half of fiscal 2012 and began enrolling patients in fiscal 2013, as well as an increase in salaries and related expenses.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $519,000 to $8.3 million in fiscal year 2014 from fiscal year 2013 and expenses increased $574,000 to $7.8 million in fiscal year 2013 from fiscal year 2012. The increase in fiscal years 2014 and 2013 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense in fiscal 2014 driven primarily by development activities for IMGN779.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators'

preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense decreased $644,000 to $33.3 million in fiscal year 2014 from fiscal year 2013 and increased $10 million to $34 million in fiscal year 2013 from fiscal year 2012. The decrease in fiscal year 2014 was primarily the result of (i) a decrease in antibody development and supply expense driven primarily by supply required in prior year for our IMGN289 and IMGN901 programs, as well as pivotal activities performed for our IMGN901 program during the prior year, partially offset by non-pivotal activities performed and supply required for our IMGN779 program during the current year; (ii) a decrease in fill/finish costs due primarily to costs to transfer our internal programs to a new supplier during the prior year period; and (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators. Partially offsetting these decreases, salaries and related expenses increased during the current period and contract service expense increased due primarily to increased study activities related to our cytotoxic agents. The increase in fiscal year 2013 was primarily the result of (i) an increase in antibody development and supply expense driven by our IMGN901, IMGN853, IMGN529 and IMGN289 programs; (ii) a decrease in costs capitalized into inventory due to a lower number of manufactured batches of conjugated materials on behalf of our collaborators; and (iii) an increase in salaries and related expenses.

        Antibody development and supply expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $7.2 million in fiscal year 2014, $10.8 million in fiscal year 2013, and $4.9 million in fiscal year 2012. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

        We expect that future research and development expenses will increase due to our continuing advancement of our internal product candidates through clinical trials, as well as expected increases in salaries and related expenses.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2014 increased $3.0 million to $24.5 million from $21.5 million for the year ended June 30, 2013. General and administrative expenses for the year ended June 30, 2012 were $20.4 million. The increase in fiscal year 2014 was primarily due to an increase in salaries and related expenses, particularly stock compensation costs, as well as an increase in professional service fees, particularly consulting fees and patent expenses. The increase in fiscal year 2013 was primarily due to an increase in salaries and related expenses, particularly stock compensation costs. We expect general and administrative expenses to increase in fiscal 2015 compared to fiscal 2014 due primarily to increases in salaries and related expenses and patent expenses.

Investment Income, net

        Investment income for the years ended June 30, 2014, 2013 and 2012 was $44,000, $126,000 and $66,000, respectively.

Other Income (Expense), net

        Other income (expense), net for the years ended June 30, 2014, 2013 and 2012 was $123,000, $72,000 and $(128,000), respectively. During the years ended June 30, 2014, 2013 and 2012, we recorded net gains (losses) on foreign currency forward contracts of $2,000, $197,000 and $(173,000), respectively. We incurred $120,000, $(153,000), and $17,000 in foreign currency exchange gains and (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the years ended June 30, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

	As of June 30,
	2014	2013
	(In thousands)
Cash and cash equivalents	$142,261	$194,960
Working capital	129,502	181,511
Shareholders' equity	75,699	121,847

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash used for operating activities	$(53,650)	$(60,299)	$(34,288)
Cash used for investing activities	(8,185)	(3,696)	(2,968)
Cash provided by financing activities	9,136	98,017	6,988

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of June 30, 2014, we had approximately $142.3 million in cash and cash equivalents. Net cash used for operating activities was $53.7 million, $60.3 million and $34.3 million during the years ended June 30, 2014, 2013 and 2012, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items. Cash used for operating activities in fiscal 2012 benefited from the $20 million upfront payment received from Lilly in January 2012 with the execution of a right- to-test agreement between the companies.

        Net cash used for investing activities was $8.2 million, $3.7 million and $3.0 million for the years ended June 30, 2014, 2013 and 2012, respectively, and substantially represents cash outflows from capital expenditures. Capital expenditures were $8.2 million, $3.8 million and $2.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Capital expenditures for the years ended June 30, 2014, 2013 and 2012 consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters and manufacturing facility, laboratory equipment and computer software applications.

        Net cash provided by financing activities was $9.1 million, $98.0 million and $7.0 million for the years ended June 30, 2014, 2013 and 2012, respectively, which includes the proceeds from the exercise of 1.1 million, 666,000 and 1.4 million stock options, respectively. Also, pursuant to public offerings, in fiscal 2013, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

        We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures partway through fiscal year 2016. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligations(1)	$73,751	$6,077	$11,653	$12,134	$43,887
Other operating lease obligations	4,432	1,073	2,212	1,147	—

Total	$78,183	$7,150	$13,865	$13,281	$43,887

(1)
Lease agreements were signed in July 2007, April 2012 and April 2013, and amended in December 2013 and April 2014. In December 2009, we entered into a sublease for 14,100 square feet of our office and laboratory space at 830 Winter Street, Waltham, MA through January 2015. We will receive approximately $408,000 in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

        In addition to the above table, we are contractually obligated to make future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements.

        As of June 30, 2014, the maximum amount that may be payable in the future under our current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for us on July 1, 2017. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

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

        Our foreign currency hedging program uses forward contracts and a Euro-denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro-denominated bank account as we have no forward contracts at June 30, 2014.

Item 8.    Financial Statements and Supplementary Data

IMMUNOGEN, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 28, 2014

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	June 30, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$142,261	$194,960
Accounts receivable	1,896	—
Unbilled revenue	1,329	2,121
Inventory	2,950	703
Restricted cash	—	319
Prepaid and other current assets	2,320	2,581

Total current assets	150,756	200,684
Property and equipment, net of accumulated depreciation	14,349	10,783
Long-term restricted cash	—	1,912
Other assets	213	217

Total assets	$165,318	$213,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$4,819	$4,498
Accrued compensation	6,865	6,153
Other accrued liabilities	6,668	6,049
Current portion of deferred lease incentive	528	979
Current portion of deferred revenue	2,374	1,494

Total current liabilities	21,254	19.173
Deferred lease incentive, net of current portion	5,679	5,626
Deferred revenue, net of current portion	58,969	63,384
Other long-term liabilities	3,717	3,566

Total liabilities	89,619	91,749
Commitments and contingencies (Note H)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 150,000 shares; issued and outstanding 85,903 and 84,725 shares as of June 30, 2014 and 2013, respectively	859	847
Additional paid-in capital	722,971	697,767
Accumulated deficit	(648,131)	(576,767)

Total shareholders' equity	75,699	121,847

Total liabilities and shareholders' equity	$165,318	$213,596

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Year Ended June 30,
	2014	2013	2012
Revenues:
License and milestone fees	$39,455	$24,227	$9,161
Royalty revenue	10,346	592	—
Research and development support	7,187	7,873	4,517
Clinical materials revenue	2,908	2,843	2,679

Total revenues	59,896	35,535	16,357
Operating Expenses:
Research and development	106,958	87,073	69,192
General and administrative	24,469	21,471	20,422

Total operating expenses	131,427	108,544	89,614

Loss from operations	(71,531)	(73,009)	(73,257)
Investment income, net	44	126	66
Other income (expense), net	123	72	(128)

Net loss	$(71,364)	$(72,811)	$(73,319)

Basic and diluted net loss per common share	$(0.83)	$(0.87)	$(0.95)

Basic and diluted weighted average common shares outstanding	85,481	84,063	76,814

Other Comprehensive Loss	—	—	—

Total Comprehensive Loss	$(71,364)	$(72,811)	$(73,319)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2011	76,281	$763	$569,843	$(430,637)	$139,969
Net loss	—	—	—	(73,319)	(73,319)
Stock options exercised	1,432	14	6,974	—	6,988
Stock-based compensation expense	—	—	9,938	—	9,938
Directors' deferred share units converted	46	1	(1)	—	—
Directors' deferred share unit compensation	—	—	314	—	314

Balance at June 30, 2012	77,759	$778	$587,068	$(503,956)	$83,890

Net loss	—	—	—	(72,811)	(72,811)
Stock options exercised	666	6	4,020	—	4,026
Restricted stock award	50	—	—	—	—
Stock-based compensation expense	—	—	12,400	—	12,400
Issuance of common stock in a public offering, net of issuance costs	6,250	63	93,928	—	93,991
Directors' deferred share unit compensation	—	—	351	—	351

Balance at June 30, 2013	84,725	$847	$697,767	$(576,767)	$121,847

Net loss	—	—	—	(71,364)	(71,364)
Stock options exercised	1,134	11	9,125	—	9,136
Stock-based compensation expense	—	—	15,647	—	15,647
Directors' deferred share units converted	44	1	(1)	—	—
Directors' deferred share unit compensation	—	—	433	—	433

Balance at June 30, 2014	85,903	$859	$722,971	$(648,131)	$75,699

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(71,364)	$(72,811)	$(73,319)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,598	4,641	4,633
Loss (Gain) on sale/disposal of fixed assets	20	(21)	51
(Gain) Loss on forward contracts	(2)	(197)	173
Non-cash licensing fee	12,830	—	—
Stock and deferred share unit compensation	16,080	12,751	10,252
Deferred rent	297	(109)	(109)
Change in operating assets and liabilities:
Accounts receivable	(1,896)	129	4,539
Unbilled revenue	792	(925)	292
Inventory	(2,247)	585	(808)
Prepaid and other current assets	571	(181)	253
Restricted cash	2,231	319	1,018
Other assets	4	(43)	(16)
Accounts payable	321	1,103	182
Accrued compensation	712	1,211	219
Other accrued liabilities	(394)	481	133
Deferred revenue, net of non-cash upfront license payment	(16,675)	(7,232)	18,219
Proceeds from landlord for tenant improvements	472	—	—

Net cash used for operating activities	(53,650)	(60,299)	(34,288)

Cash flows from investing activities:
Purchases of property and equipment, net	(8,184)	(3,770)	(2,908)
(Payments) proceeds from settlement of forward contracts	(1)	74	(60)

Net cash used for investing activities	(8,185)	(3,696)	(2,968)

Cash flows from financing activities:
Proceeds from stock options exercised	9,136	4,026	6,988
Proceeds from common stock issuance, net	—	93,991	—

Net cash provided by financing activities	9,136	98,017	6,988

Net change in cash and cash equivalents	(52,699)	34,022	(30,268)
Cash and cash equivalents, beginning of period	194,960	160,938	191,206

Cash and cash equivalents, end of period	$142,261	$194,960	$160,938

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $71.4 million during the fiscal year ended June 30, 2014, and has an accumulated deficit of approximately $648.1 million as of June 30, 2014. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

        At June 30, 2014, the Company had $142.3 million of cash and cash equivalents on hand. The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

  Subsequent Events

        The Company has evaluated all events or transactions that occurred after June 30, 2014 up through the date the Company issued these financial statements. In July 2014, Sanofi initiated a Phase IIb clinical trial for SAR650984 which triggered a $3 million milestone payment to the Company. Effective July 2014, Janssen Biotech (formerly known as Centocor) terminated its exclusive development and commercialization license with the Company. As a result, in July 2014, the Company recognized the remaining $241,000 of the $1 million upfront fee received upon execution of the license

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

which had been previously deferred. The Company did not have any other material recognizable or unrecognizable subsequent events.

  Revenue Recognition

        The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company's antibody-drug conjugate, or ADC, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

        At June 30, 2014, the Company had the following two types of agreements with the parties identified below:

  •
  Development and commercialization licenses to use the Company's ADC technology and/or certain other intellectual property to develop compounds to a specified target antigen (referred to as development and commercialization licenses, as distinguished from the Company's right-to-test agreements described elsewhere):

    Amgen (four exclusive single-target licenses*)
    Bayer HealthCare (one exclusive single-target license)
    Biotest (one exclusive single-target license)
    Lilly (one exclusive single-target license)
    Novartis (two exclusive single-target licenses and one license to two related targets: one target on an exclusive basis and the second target on a non-exclusive basis)
    Roche, through its Genentech unit (five exclusive single-target licenses)
    Sanofi (one exclusive single-target license and one exclusive license to multiple individual targets)

*
Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

  •
  Option/research agreement for a defined period of time to secure development and commercialization licenses to use the Company's ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

    Sanofi
    Novartis
    Lilly
    CytomX

        There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to the Company.

  Development and Commercialization Licenses

        The deliverables under a development and commercialization license agreement generally include the license to the Company's ADC technology with respect to a specified antigen target, and may also include deliverables related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

        Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator's request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator's request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country-by-country basis, regardless of patent protection. Royalty rates may vary over the royalty term depending on the Company's intellectual property rights and/or the presence of comparable competing products. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

        In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace. If the Company concludes that the license has stand-alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

arrangements entered into by third parties, and entity-specific factors such as the terms of the Company's previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company's ADC technology, the Company's pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company's collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

revenue related to the rights to future technological improvements over the estimated term of the applicable license.

        The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company's full cost, and the Company's full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the fiscal years ended June 30, 2014, 2013 and 2012, the difference between the Company's full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $2.3 million, $755,000 and $85,000, respectively. The majority of the Company's costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company's costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company's per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

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

  Right-to-Test Agreements

        The Company's right-to-test agreements provide collaborators the right to (a) test the Company's ADC technology for a defined period of time through a research, or right-to-test, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or "take" licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as "upfront" fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is "taken"), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is "taken"), or (iv) some combination of all of these fees.

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

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

        For right-to-test agreements where the options to secure development and commercialization licenses to the Company's ADC technology are considered substantive, the Company does not consider the development and commercialization licenses to be a deliverable at the inception of the agreement. For those right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 where the options to secure development and commercialization licenses are considered substantive, the Company has deferred the upfront payments received and recognizes this revenue over the period during which the collaborator could elect to take options for development and commercialization licenses. These periods are specific to each collaboration agreement. If a collaborator takes an option to acquire a development and commercialization license under these agreements, any substantive option fee is deferred and recognized over the life of the option, generally 12 to 18 months. If a collaborator exercises an option and takes a development and commercialization license to a specific target, the Company attributes the exercise fee to the development and commercialization license. Upon exercise of an option to acquire a development and commercialization license, the Company would also attribute any remaining deferred option fee to the development and commercialization license and apply the multiple-element revenue recognition criteria to the development and commercialization license and any other deliverables to determine the appropriate revenue recognition, which will be consistent with the Company's accounting policy for upfront payments on single-target licenses. In the event a right-to-test agreement were to be terminated, the Company would recognize as revenue any portion of the upfront fee that had not previously been recorded as revenue, but was classified as deferred revenue, at the date of such termination. None of the Company's right-to-test agreements entered into subsequent to the adoption of ASU No. 2009-13 has been determined to contain substantive options.

        For right-to-test agreements where the options to secure development and commercialization licenses to the Company's ADC technology are not considered substantive, the Company considers the development and commercialization licenses to be a deliverable at the inception of the agreement and applies the multiple-element revenue recognition criteria to determine the appropriate revenue recognition. None of the Company's right-to-test agreements entered into prior to the adoption of ASU No. 2009-13 has been determined to contain non-substantive options.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

        Inventory at June 30, 2014 and 2013 is summarized below (in thousands):

	June 30,
	2014	2013
Raw materials	$437	$75
Work in process	2,513	628

Total	$2,950	$703

        Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from a single supplier.

        Work in process inventory consists of conjugate manufactured for sale to the Company's collaborators to be used in preclinical and clinical studies. All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements. As such, no excess reserve for work in process inventory is required.

        Raw materials inventory cost is stated net of write-downs of $661,000 and $810,000 as of June 30, 2014 and June 30, 2013, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

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

        During fiscal years 2014, 2013 and 2012, the Company obtained additional amounts of DMx from its supplier which yielded more material than would be required by the Company's collaborators over the next twelve months and as a result, the Company recorded $364,000, $798,000 and $748,000 respectively, of charges to research and development expense related to raw material inventory identified as excess. The Company also recorded $38,000 as research and development expense to write down certain raw material inventory to its net realizable value in fiscal year 2012. No similar charges were recorded during fiscal years 2014 and 2013. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has excess raw material inventory and the Company would then evaluate the need to record write-downs as charges to research and development expense.

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2014 and 2013 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

  Restricted Cash

        Restricted cash at June 30, 2013 is a cash balance securing irrevocable letters of credit required for security deposits for the Company's leased facilities. This cash balance security was no longer needed at June 30, 2014 due to a change in creditors.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2014 and 2013 (in thousands):

	June 30,
	2014	2013
Accrued contract payments	$2,914	$2,406
Accrued clinical trial costs	1,778	1,849
Accrued professional services	833	678
Accrued employee benefits	454	411
Accrued public reporting charges	183	179
Other current accrued liabilities	506	526

Total	$6,668	$6,049

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

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company's cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of June 30, 2014. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

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

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net gains (losses) on forward contracts for the years ended June 30, 2014, 2013 and 2012 were $2,000, $197,000 and $(173,000), respectively, and are included in the accompanying Consolidated Statement of Operations as other income (expense), net. As of June 30, 2014, the Company had no outstanding forward contracts. As of June 30, 2013, the Company had an outstanding forward contract with a notional amount equivalent to approximately $57,000 (€41,000), maturing on October 7, 2013. The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2014 and 2013, cash equivalents consisted of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper.

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

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

    other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        As of June 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$142,261	$142,261	$—	$—

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

        Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter, and included in depreciation expense.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $(20,000), $21,000 and $(51,000) of (losses) gains on the sale/disposal of certain furniture and equipment during the years ended June 30, 2014, 2013, and 2012, respectively.

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

  Computation of Net Loss per Common Share

        Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the "two-class method"). The Company's restricted stock participates in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

        The Company's common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	June 30,
	2014	2013	2012
Options outstanding to purchase common stock and unvested restricted stock	8,486	7,703	6,442
Common stock equivalents under treasury stock method	1,820	2,149	2,194

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-based Compensation

        As of June 30, 2014, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company's common stock, as well as any shares of common stock that are represented by awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that are forfeited, expire or are cancelled without delivery of shares of common stock; provided, however, that no more than 5,900,000 shares shall be added to the 2006 Plan from the Former Plan, pursuant to this provision. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

        The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation." Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black- Scholes option-pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility data of the Company's stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Year Ended June 30,
	2014	2013	2012
Dividend	None	None	None
Volatility	60.44%	60.44%	59.70%
Risk-free interest rate	1.74%	0.87%	2.16%
Expected life (years)	6.3	6.3	7.1

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal years 2014, 2013 and 2012 were $10.50, $8.60, and $9.00 per share, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity under the 2006 Plan as of June 30, 2014, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2013	7,653	$10.79
Granted	2,391	$18.18
Exercised	(1,134)	$8.05
Forfeited/Canceled	(461)	$16.70

Outstanding at June 30, 2014	8,449	$12.93	6.88	$14,351

Outstanding at June 30, 2014—vested or unvested and expected to vest	8,233	$12.83	6.82	$14,346

Exercisable at June 30, 2014	4,637	$9.79	5.48	$14,211

        In November 2012, the Company granted an officer of the Company 50,000 shares of restricted stock upon hire. Pursuant to the agreement, the shares vest ratably in quarterly installments over the subsequent four years. The fair value of the restricted stock was determined by the closing price on the date of grant. A summary of restricted stock activity under the 2006 Plan as of June 30, 2014, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Restricted Stock	Weighted- Average Exercise Price
Unvested at June 30, 2013	50,000	$11.93
Vested	(12,500)	$11.93

Unvested at June 30, 2014	37,500	$11.93

        Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $15.6 million, $12.4 million and $9.9 million during the fiscal years ended June 30, 2014, 2013, and 2012, respectively. As of June 30, 2014, the estimated fair value of unvested employee awards was approximately $22.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity for options vested during the fiscal years ended June 30, 2014, 2013 and 2012 is presented below (in thousands):

	Year Ended June 30,
	2014	2013	2012
Total fair value of options vested	$12,535	$9,670	$5,647
Total intrinsic value of options exercised	9,961	6,737	12,476
Cash received for exercise of stock options	9,136	4,026	6,988

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the years ended June 30, 2014, 2013 and 2012.

  Segment Information

        During the three fiscal years ended June 30, 2014, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segment Reporting, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2014, 2013 and 2012 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2014	2013	2012
Amgen	6%	6%	30%
Bayer HealthCare	—%	4%	15%
Biotest	3%	5%	14%
Lilly	18%	2%	2%
Novartis	38%	49%	16%
Roche	34%	30%	—%
Sanofi	1%	3%	23%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2014, 2013 and 2012.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

B.    Summary of Significant Accounting Policies (Continued)

retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on our financial statements and related disclosures.

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

C.    Agreements

Significant Collaborative Agreements

  Roche

        In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company's maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla. Roche received marketing approval for Kadcyla in Japan and in the European Union (EU) in September 2013 and November 2013, respectively. They have also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through June 30, 2014, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The US marketing approval of Kadcyla in February 2013 triggered a $10.5 million regulatory milestone payment to the Company, which is included in license and milestone fees for the fiscal year ended June 30, 2013 The Company received two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU, which is included in license and milestone fees for the fiscal year ended June 30, 2014 Based on an evaluation of the effort contributed to the achievement of these milestones in fiscal years 2014 and 2013, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the non-refundable payments as revenue upon achievement of the milestones. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

        The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $10.3 million of royalties on net sales of Kadcyla for the twelve-month period ended March 31, 2014 were recorded and included in royalty revenue for the year ended June 30, 2014. The Company recorded $592,000 of royalties on net sales of Kadcyla for the three-month period ended March 31, 2013 in its fourth quarter of fiscal 2013. No royalty revenue was recorded in fiscal year 2012.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company's maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through June 30, 2014. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing these products, this milestone was deemed substantive. Roche no longer has the right to take additional licenses under the right-to-test agreement. The Company received non-refundable technology access fees totaling $5 million for the eight-year term of the right-to-test agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

  Amgen

        Under a now-expired right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three exclusive development and commercialization licenses, for which the Company received an exercise fee of $1 million for each license taken. In May 2013, Amgen took one non-exclusive development and commercialization license, for which the Company received an exercise fee of $500,000. In October 2013, the non-exclusive license was amended and converted to an exclusive license, for which Amgen paid an additional $500,000 fee to the Company. Amgen has sublicensed its rights under this license to Oxford BioTherapeutics Ltd. For each development and commercialization license taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development and marketing of any products resulting from these development and commercialization licenses.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

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

        The outstanding licenses, including the exclusive license delivered upon the signing of the amendment, contain the rights to future technological improvements as well as options to purchase materials and research and development services. The Company concluded that additional materials and research and development services would be paid at a contractual price equal to the estimated selling price based estimated prices that would be charged by third parties for similar services. The estimated selling price of the right to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Amgen. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 13%, representing the Company's estimate of its cost of capital at the time of amendment of the right-to-test agreement.

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

        After accounting for the undelivered elements at the estimated selling price, the Company had $2.2 million of remaining allocable consideration which was determined to represent consideration for the previously delivered elements, including the exclusive license that was delivered upon the execution of the modification. This amount was recorded as revenue and is included in license and milestone fees for the year ended June 30, 2014.

        In November 2011, the IND applications to the FDA for two compounds developed under the 2009 development and commercialization licenses became effective, which triggered two $1 million

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

milestone payments to the Company. These payments are included in license and milestone fees for the year ended June 30, 2012. The next potential milestone the Company will be entitled to receive under the 2009 development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestones the Company will be entitled to receive under the December 2012 and May 2013 development and commercialization licenses will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

        Costs directly attributable to the Amgen collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Amgen as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $179,000, $174,000 and $423,000 for fiscal years 2014, 2013 and 2012, respectively. The costs related to clinical materials sold were approximately $664,000, $670,000 and $649,000 for fiscal years 2014, 2013 and 2012, respectively.

  Sanofi

        In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company's maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of June 30, 2014 in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

        The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through June 30, 2014, the Company has received and recognized an aggregate of $16.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $500,000 development milestone related to an undisclosed target which is included in license and milestone fee revenue for the year ended June 30, 2013 and a $3 million milestone payment related to the initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR3419, which is included in license and milestone fee revenue for the year ended June 30, 2012. In July 2014, Sanofi initiated a Phase II clinical trial for SAR650984 which triggered a $3 million payment to the Company. The next potential milestone the Company will be entitled to receive with respect to SAR566658 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to both SAR3419 and SAR650984 will be for initiation of a Phase III clinical trial, which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for each of SAR408701 and the unidentified target

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

will be a development milestone for commencement of a Phase I clinical trial, which will result in each case in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

        In December 2006, the Company entered into a right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test the Company's maytansinoid ADC technology with Sanofi's antibodies to targets under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company's maytansinoid ADC technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. For each development and commercialization license taken, the Company is entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$10 million; and regulatory milestones—$20 million.

        In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million. The Company has deferred the exercise fee and is recognizing the $2 million as revenue ratably over the Company's estimated period of its substantial involvement. The next payment the Company could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive. Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

        In addition to the $2 million exercise fee received for the development and commercialization license taken, the Company received upfront payments of $4 million under the right-to-test agreement, of which $500,000 was received in December 2006 upon execution of the agreement and $3.5 million was received in August 2008 upon Sanofi's activation of its rights under the agreement. The right-to-test agreement had a three-year original term from the activation date and was renewed by Sanofi in August 2011 for its final three-year term by payment of a $2 million fee. The Company has deferred the $2 million extension fee and is recognizing this amount as revenue over the period during which Sanofi can take additional options for development and commercialization licenses.

  Biotest

        In July 2006, the Company granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate BT-062 is in development under this agreement. Biotest is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $1 million upfront payment upon execution of the agreement and could receive up to

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

$35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$4.5 million; and regulatory milestones—$31 million. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of BT062 which triggered a $500,000 milestone payment to the Company. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of this product, these milestones were deemed substantive.

        The agreement also provided the Company with the right to elect at specific stages during the clinical evaluation of any compound created under this agreement, to participate in the U.S. development and commercialization of that compound in lieu of receiving the milestone payments not yet earned and royalties on sales in the U.S. Currently, the Company can exercise this right during an exercise period specified in the agreement by notice and payment to Biotest of an agreed upon opt-in fee of $15 million. Upon exercise of this right, the Company would share equally with Biotest the associated further costs of product development and commercialization in the U.S. along with the profit, if any, from product sales in the U.S. The Company would also be entitled to receive royalties, on a reduced basis, on product sales outside the U.S.

        Costs directly attributable to the Biotest collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Biotest as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $305,000, $339,000 and $233,000 for fiscal years 2014, 2013 and 2012, respectively. The costs related to clinical materials sold were approximately $670,000, $577,000 and $1.3 million for fiscal years 2014, 2013 and 2012, respectively.

  Bayer HealthCare

        In October 2008, the Company granted Bayer HealthCare an exclusive development and commercialization license to the Company's maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through June 30, 2014, the Company has received and recognized an aggregate of $3 million in milestone payments under this agreement. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

a $4 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, this milestone was deemed substantive.

        The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing. During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate. In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility. Considering that Bayer HealthCare was able to accomplish this without significant reliance on the Company, and considering that the Company's expected future involvement would be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believed its period of substantial involvement would end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company recognized the balance of the upfront payment as revenue ratably through September 2012. This change in estimate resulted in an increase to license and milestone fees of approximately $1.2 million for the fiscal year ending June 30, 2012 compared to amounts that would have been recognized pursuant to the Company's previous estimate. Costs directly attributable to the Bayer collaborative agreement related to costs of clinical materials sold, which were approximately $297,000 and $213,000 for fiscal years 2013 and 2012, respectively. There were no similar costs recorded in fiscal year 2014.

  Novartis

        In October 2010, the Company entered into a three-year right-to-test agreement with Novartis Institutes for BioMedical Research, Inc. (Novartis). The agreement provides Novartis with the right to (a) test the Company's ADC technology with individual antibodies provided by Novartis under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to individual targets selected by Novartis for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company's ADC technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. In addition to the one-year extension taken in October 2013, the terms of the right-to-test agreement allow Novartis to extend the research term for one additional one-year period by payment of additional consideration. The terms of the right-to-test agreement require Novartis to exercise its options for the development and commercialization licenses by the end of the term of the research license. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, the Company is entitled to receive an exercise fee of $1 million and up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The Company also is entitled to receive payments for research and

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

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

        The estimated selling prices for the development and commercialization licenses are the Company's best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including the Company's understanding of pricing terms offered by its competitors for single-target development and commercialization licenses that utilize ADC technology, and entity-specific factors such as the pricing terms of the Company's previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company's ADC technology, and the Company's pricing practices and pricing objectives. The estimated selling price of the right to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made and the probability that such technological improvements made will be used by Novartis. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company's estimate of its cost of capital at the time. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Novartis and market rates for similar services.

        Upon payment of the extension fee in October 2013, the total arrangement consideration of $60.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the $5 million extension fee, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was reallocated to the deliverables

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

based on the relative selling price method as follows: $55 million to the delivered and undelivered development and commercialization licenses; $4.5 million to the rights to future technological improvements; and $710,000 to the research services. The Company recorded $17.2 million of the $55 million of the arrangement consideration outlined above for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the year ended June 30, 2014. The Company also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the year ended June 30, 2014. Upon execution of the development and commercialization license taken by Novartis in March 2013, the Company recorded $11.1 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the fiscal year ended June 30, 2013.

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

        Costs directly attributable to the Novartis collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Novartis as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $1.4 million, $2.4 million and $1.1 million for fiscal years 2014, 2013 and 2012, respectively. The costs related to clinical materials sold were approximately $1.3 million, $134,000 and $14,000 for fiscal years 2014, 2013 and 2012, respectively.

  Lilly

        In December 2011, the Company entered into a three-year right-to-test agreement with Eli Lilly and Company (Lilly). The agreement provides Lilly with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Lilly for specified option periods, (b) test the Company's maytansinoid ADC technology with Lilly's antibodies directed to the optioned targets under a right-to-test, or research, license, and (c) upon exercise of those options, take exclusive licenses to use the Company's maytansinoid ADC technology to develop and commercialize products for a specified number of individual targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require Lilly to exercise its options for the development and commercialization licenses by the end of the term of the research license. In August 2013, Lilly took its first exclusive license to a single target.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

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

AS OF JUNE 30, 2014

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

        The estimated selling prices for the development and commercialization licenses are the Company's best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company's previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company's ADC technology, and the Company's pricing practices and pricing objectives. The estimated selling price of the rights to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Lilly. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 16%, representing the Company's estimate of its cost of capital at the time. The estimated selling price of the cytotoxic agent was based on third-party evidence given market rates for the manufacture of such cytotoxic agents. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Lilly and market rates for similar services.

        The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the year ended June 30, 2014. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company will recognize as license revenue an equal amount of the total remaining $15.7 million of arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Lilly upon Lilly's exercise of its remaining options to such licenses. The Company does not control when Lilly will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

        In December 2013, the Company and Lilly amended the right-to-test agreement and the first development and commercialization license. Under these amendments, Lilly now has the right to extend the three-year research period under the right-to-test agreement for up to two nine-month periods by payment to the Company of additional consideration prior to the expiration of both the original term or the first extended term of that agreement. In addition, Lilly retroactively paid the Company an exercise fee of $2 million for the first development and commercialization license, and has the right to elect, at its discretion, which of the additional development and commercialization licenses, if any, taken under the right-to-test agreement will have no exercise fee and which will have an exercise fee of $2 million. The application of the $2 million exercise fee to the first license granted under the arrangement did not impact the total arrangement consideration, only the timing of payment of the consideration. Due to the contingent nature of the extension fees, the lack of overall change in the total consideration for the licenses and the Company's conclusion that there has been no change in the relative selling prices originally used in the allocation of the consideration, there was no accounting impact upon the execution of the amendment.

        Costs directly attributable to the Lilly collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Lilly as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $1.2 million, $310,000 and $94,000 for fiscal years 2014, 2013 and 2012 respectively. The costs related to clinical materials sold were approximately $26,000 and $10,000 for fiscal years 2014 and 2013, respectively. There were no similar costs recorded in fiscal year 2012.

  CytomX

        In January 2014, the Company entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX with the right to test the Company's

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

ADC technology with CytomX Probodies™ to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the Company's ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The Company received no upfront cash payment in connection with the execution of the right-to-test agreement. Instead, the Company received reciprocal rights to CytomX's Probody technology whereby the Company was provided the right to test CytomX's Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require the Company and CytomX to each take its respective development and commercialization licenses by the end of the term of the research licenses. In addition, both the Company and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

        With respect to the development and commercialization license that may be taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial. At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase I clinical trial would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any PDC resulting from the development and commercialization license taken by CytomX under this collaboration.

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

        The arrangement was accounted for based on the fair value of the items exchanged. The items to be delivered to CytomX under the arrangement are accounted for under the Company's revenue recognition policy. The items to be received from CytomX are recorded as research and development expenses as incurred.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

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

        The estimated selling price for the development and commercialization license is the Company's best estimate of selling price and was determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by the Company's competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company's previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company's ADC technology, and the Company's pricing practices and pricing objectives. In order to determine the best estimate of selling price, the Company determined the overall value of a license by calculating a risk-adjusted net present value of a recent, comparable transaction the Company entered into with another collaborator. This overall value was then decreased by risk-adjusting the net present value of the contingent consideration (the milestones and royalties) payable by CytomX under the development and commercialization license. This amount represents the value that a third party would be willing to pay as an upfront payment for this license to the Company's technology.

        The estimated selling price of the rights to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by CytomX. In estimating these probabilities, the Company considered factors such as the technology that is the subject of the development and commercialization license, the Company's history of making

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of the product candidate pursuant to the development and commercialization license. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of the commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidate. The estimate of probability was multiplied by the estimated selling price of the development and commercialization license and the resulting cash flow was discounted at a rate of 13%, representing the Company's estimate of its cost of capital at the time.

        The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for CytomX and market rates for similar services.

        The total allocable consideration of $13.1 million (which comprises the $13.0 million that a third party would be willing to pay as an upfront payment for this license to the Company's technology plus $140,000 for the fair value of fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $12.7 million to the development and commercialization license; $350,000 to the rights to future technological improvements and $140,000 to the research services. The Company will recognize as license revenue the amount of the total allocable consideration allocated to the development and commercialization license when the development and commercialization license is delivered to CytomX. At the time the license is taken, the amount of the total allocable consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will be required to reassess the estimated term at each subsequent reporting period. The Company does not control when CytomX will take the development and commercialization license. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

        No license fee revenue has been recognized related to this agreement through June 30, 2014 as the research license was not considered to be substantive and the development and commercialization license had not been delivered at this time. Accordingly, $13.0 million of allocated arrangement consideration is included in long-term deferred revenue at June 30, 2014.

        The $13.1 million of total allocable consideration to be accounted for as revenue described above is also the amount that was used to account for the expense of the licenses and research services the Company received or will receive from CytomX. Based on an estimate of the research services that CytomX will be providing to the Company for no monetary consideration, $310,000 was allocated to such services and will be expensed over the period the services are provided. The balance of $12.8 million pertains to technology rights received and these amounts have been charged to research and development expense during the year ended June 30, 2014 upon execution of the research agreement.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

C.    Agreements (Continued)

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

        In December 2007, the Company licensed from Janssen the exclusive, worldwide right to develop and commercialize an ADC compound, IMGN388, that consists of an av integrin-targeting antibody developed by them and one of the Company's maytansinoid cell-killing agents. This license reallocated the parties' respective responsibilities and financial obligations from the license referenced above. In November 2011, the Company announced its decision to discontinue development of IMGN388. During the first quarter of fiscal 2013, the 2007 license agreement was terminated with rights to the product candidate reverting back to Janssen. Per notice to the Company, effective July 2014, Janssen relinquished its rights to the product candidate. Accordingly, the remaining $241,000 of the $1 million upfront fee received from Janssen upon execution of the 2004 license agreement is included in short-term deferred revenue at June 30, 2014.

D.    Cash and Cash Equivalents

        As of June 30, 2014 and June 30, 2013, the Company held $142.3 million and $195.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

E.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2014 and 2013 (in thousands):

	June 30,
	2014	2013
Leasehold improvements	$28,464	$26,777
Machinery and equipment	16,724	14,741
Computer hardware and software	5,846	4,894
Furniture and fixtures	1,876	1,540
Assets under construction	3,688	814

	$56,598	$48,766
Less accumulated depreciation	(42,249)	(37,983)

Property and equipment, net	$14,349	$10,783

        Depreciation expense was approximately $4.6 million for each of the years ended June 30, 2014, 2013 and 2012. Included in the table above, the Company's investment in equipment under capital leases was $574,000, net of accumulated amortization of $50,000, at June 30, 2014 and $110,000, net of accumulated amortization of $22,000, at June 30, 2013.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2014	2013	2012
Loss before income tax expense	$(71,364)	$(72,811)	$(73,319)

Expected tax benefit at 34%	$(24,264)	$(24,756)	$(24,928)
Permanent differences	1,953	1,540	1,470
State tax benefit net of federal benefit	(4,062)	(3,921)	(4,204)
Increase in valuation allowance, net	26,011	25,624	25,274
Federal research credit	(1,002)	(2,260)	(603)
Expired loss and credit carryforwards	1,364	3,773	2,991

Benefit for income taxes	$—	$—	$—

        At June 30, 2014, the Company has net operating loss carryforwards of approximately $388.8 million available to reduce federal taxable income, if any, that expire in 2019 through 2034 and $227.9 million available to reduce state taxable income, if any, that expire in fiscal 2019 through fiscal 2034. Included in the federal and state carryforwards is $24.6 million and $21.2 million, respectively, related to deductions from the exercise of stock options and the related tax benefit will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash. The Company also has federal and state research tax credits of approximately $16.8 million available to offset federal and state income taxes, which expire beginning in fiscal 2015. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

F.    Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets as of June 30, 2014 and 2013 are as follows (in thousands):

	June 30,
	2014	2013
Net operating loss carryforwards	$144,230	$121,937
Research and development tax credit carryforwards	14,453	12,806
Property and other intangible assets	2,386	2,077
Deferred revenue	24,095	25,484
Stock-based compensation	9,047	6,534
Deferred lease incentive	3,908	3,996
Other liabilities	1,234	508

Total deferred tax assets	$199,353	$173,342
Valuation allowance	(199,353)	(173,342)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $26.0 million during 2014 due primarily to the additional net loss recognized during the year, partially offset by the expiration of net operating loss carryforwards.

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

AS OF JUNE 30, 2014

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

G.    Capital Stock

  Sale of Common Stock

        On May 19, 2011, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the shelf registration statement, in July 2012, the Company issued and sold a total of 6,250,000 shares of its common stock at $16.00 per share through a public offering resulting in gross proceeds of $100 million.

  Common Stock Reserved

        At June 30, 2014, the Company has reserved 11.39 million shares of authorized common stock for the future issuance of shares under the 2006 Plan and the 2004 Director Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan and Note G below for a description of the 2004 Director Plan.

  Stock Options

        As of June 30, 2014, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2014, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 1.1 million shares of common stock at prices ranging from $3.19 to $15.83 per share. The total proceeds to the Company from these option exercises were approximately $9.1 million.

        The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted- average exercise prices per share were exercisable at June 30, 2014, 2013 and 2012:

	Exercisable (in thousands)	Weighted- Average Exercise Price
June 30, 2014	4,637	$9.79
June 30, 2013	4,202	$7.97
June 30, 2012	3,416	$6.34

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

AS OF JUNE 30, 2014

G.    Capital Stock (Continued)

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

        During the years ended June 30, 2014, 2013 and 2012, the Company recorded approximately $(30,000), $(1,000), and $29,000 in (expense reduction) compensation expense, respectively, related to approximately 6,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004. Pursuant to the 2001 Plan, in November 2011, the Company paid a retiring director approximately $115,000 to settle outstanding stock units.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

G.    Capital Stock (Continued)

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

        As with the 2004 Plan, vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director's deferred stock units will be settled in shares of our common stock issued under our 2006 Plan at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. The new policy provides that all unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2006 Plan. Pursuant to the Compensation Policy for Non-Employee Directors, the Company issued two retiring directors an aggregate 46,298 shares of common stock of the Company to settle outstanding deferred share units in November 2011, and 43,615 shares of common stock to a retiring director in November 2013.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

G.    Capital Stock (Continued)

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

        On November 12, 2013, the Board amended the Compensation Policy for Non-Employee Directors to make certain changes to the compensation of its non-employee directors, including an increase in the fees paid in cash to the non-employee directors. Under the terms of the amended policy, the redemption amount of deferred share units issued will continue to be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is now fixed per the plan on the date of the award and is no longer based on the market price of the Company's common stock on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

        In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 80,000, 41,805 and 33,187 options in fiscal years ended 2014, 2013 and 2012, respectively, and the related compensation expense is included in the amounts discussed in the "Stock-Based Compensation" section of footnote B above.

        Pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company recorded approximately:

  •
  $433,000 in compensation expense during the year ended June 30, 2014 related to the grant of 28,000 deferred share units and 19,000 deferred share units previously granted;

  •
  $351,000 in compensation expense during the year ended June 30, 2013 related to the grant of 26,000 deferred share units and 21,000 deferred share units previously granted; and

  •
  $314,000 in compensation expense during the year ended June 30, 2012 related to the grant of 33,000 deferred share units and 19,000 deferred share units previously granted.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

H.    Commitments and Contingencies

  Leases

        Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2020. The Company uses this space for its corporate headquarters and other operations. In December 2013, the Company modified its lease agreement at 830 Winter Street, Waltham, MA to include approximately 19,000 square feet of additional office space through 2020, concurrent with the remainder of the original lease term. As part of the lease amendment, the Company will receive a construction allowance of approximately $746,000 to build out office space to the Company's specifications. The Company obtained physical control of the additional space to begin construction in January 2014. In April, 2014, the Company again modified its lease agreement at this site to extend the lease to 2026. The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company will receive a construction allowance of approximately $1.1 million to build out office space to the Company's specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015, with the sublessee having a conditional option to extend the term for an additional two years. However, the Company has notified the sublessee that it does not intend to allow them to extend the term beyond January 2015.

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

        Facilities rent expense, net of sublease income, was approximately $5.4 million, $4.8 million and $4.8 million during fiscal years 2014, 2013 and 2012, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

H.    Commitments and Contingencies (Continued)

        As of June 30, 2014, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2015	$7,150
2016	6,924
2017	6,941
2018	7,046
2019	6,235
Thereafter	43,887

Total minimum lease payments	$78,183
Total minimum rental income from subleases	(408)

Total minimum lease payments, net	$77,775

        There are no obligations under capital leases as of June 30, 2014, as all of the capital leases were single payment obligations which have all been made.

  Collaborations

        The Company is contractually obligated to make potential future success-based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. During the first quarter of fiscal 2013, the Company's license agreement with Janssen Biotech was terminated and, accordingly, the Company is no longer obligated to make $41.0 million of potential future success-based milestone and third-party payments under such agreement. As of June 30, 2014, the maximum amount that may be payable in the future under the Company's current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

  Litigation

        The Company is not party to any material litigation.

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company's matching contribution is 50% of the first 6% of the eligible employees' contributions. In fiscal years 2014, 2013 and 2012, the Company's contributions to the 401(k) Plan totaled approximately $710,000, $593,000, and $548,000, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2014

J.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2014
	First Quarter Ended September 30, 2013	Second Quarter Ended December 31, 2013	Third Quarter Ended March 31, 2014	Fourth Quarter Ended June 30, 2014
	(In thousands, except per share data)
Revenues:
License and milestone fees	$13,167	$25,678	$305	$305
Royalty revenue	2,053	2,335	2,558	3,400
Research and development support	1,990	1,922	1,948	1,327
Clinical materials revenue	8	125	2,064	711

Total revenues	17,218	30,060	6,875	5,743
Expenses:
Research and development	22,029	20,862	38,280	25,787
General and administrative	6,526	5,447	6,040	6,456

Total expenses	28,555	26,309	44,320	32,243

Loss from operations	(11,337)	3,751	(37,445)	(26,500)
Other income (expense), net	111	62	(7)	1

Net (loss) income	$(11,226)	$3,813	$(37,452)	$(26,499)

Basic and diluted net (loss) income per common share	$(0.13)	$0.04	$(0.44)	$(0.31)

	Fiscal Year 2013
	First Quarter Ended September 30, 2012	Second Quarter Ended December 31, 2012	Third Quarter Ended March 31, 2013	Fourth Quarter Ended June 30, 2013
	(In thousands, except per share data)
Revenues:
License and milestone fees	$933	$429	$22,010	$855
Royalty revenue	—	—	—	592
Research and development support	1,377	2,036	2,257	2,203
Clinical materials revenue	1,781	147	734	181

Total revenues	4,091	2,612	25,001	3,831
Expenses:
Research and development	23,700	21,656	21,318	20,399
General and administrative	5,639	5,464	4,995	5,373

Total expenses	29,339	27,120	26,313	25,772

Loss from operations	(25,248)	(24,508)	(1,312)	(21,941)
Other income (expense), net	56	115	(39)	66

Net loss	$(25,192)	$(24,393)	$(1,351)	$(21,875)

Basic and diluted net loss per common share	$(0.30)	$(0.29)	$(0.02)	$(0.26)

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 1992.

        Based on this assessment, management has concluded that, as of June 30, 2014 our internal control over financial reporting is effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of June 30, 2014. This report appears immediately below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2014 and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 28, 2014

  (c)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2014 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this Annual Report on Form 10-K.

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

          (2)   The following schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2014, 2013 and 2012.

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

Dated: August 28, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2014
/s/ DAVID B. JOHNSTON David B. Johnston	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2014
/s/ STEPHEN MCCLUSKI Stephen McCluski	Chairman of the Board of Directors	August 28, 2014
/s/ MARK GOLDBERG, M.D. Mark Goldberg, M.D.	Director	August 28, 2014
/s/ DEAN MITCHELL Dean Mitchell	Director	August 28, 2014
/s/ NICOLE ONETTO, M.D. Nicole Onetto, M.D.	Director	August 28, 2014
/s/ KRISTINE PETERSON Kristine Peterson	Director	August 28, 2014
/s/ HOWARD PIEN Howard Pien	Director	August 28, 2014
/s/ JOSEPH VILLAFRANCA PH.D. Joseph Villafranca, Ph.D.	Director	August 28, 2014
/s/ RICHARD WALLACE Richard Wallace	Director	August 28, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	April 30, 2010	3.1
3.1(a)	Articles of Amendment		10-Q	January 30, 2013	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c	)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d	)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e	)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f	)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g	)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h	)
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8-K	November 18, 2010	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.2(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	February 5, 2014	10.1
10.2(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	May 2, 2014	10.1
10.3*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-Q	October 31, 2011	10.1
10.3(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.3(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.3(c)	Third Amendment to License Agreement for Anti-HER2 Antibodies, made effective as of December 18, 2012, between the Registrant and Genentech, Inc.		10-Q	January 30, 2013	10.11
10.4*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi-aventis U.S. LLC (as successor-in-interest to Aventis Pharmaceuticals Inc.)	X
10.4(a)*	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC	X
10.4(b)*	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC	X
10.4(c)*	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC	X
10.5*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2
10.6*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.6(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.7*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10-Q/A	October 10, 2012	10.1
10.8*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q/A	October 10, 2012	10.2
10.8(a)*	First Amendment, effective as of March 29, 2013, to Multi-Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q	May 6, 2013	10.1
10.9*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.10*	Multi-Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company		10-Q/A	October 10, 2012	10.3
10.10(a)*	First Amendment to Agreements dated as of December 9, 2013 by and between the Registrant and Eli Lilly and Company		10-Q	February 5, 2014	10.2
10.11†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.11(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.11(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.12†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 13, 2012		8-K	November 16, 2012	10.1
10.12(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.12(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.12(c)†	Form of Non-Qualified Stock Option Agreement for Directors		10-Q	October 29, 2010	10.1
10.12(d)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.12(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(g	)
10.12(f)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(h	)
10.12(g)†	Form of Non-Qualified Stock Option Agreement for Directors		10-K	August 29, 2012	10.14(i	)
10.12(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S-8	November 21, 2012	99.1
10.13†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.14†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September16, 2009		10-Q	November 4, 2009	10.1
10.15†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.16†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Craig Barrows		10-Q	January 30, 2013	10.1
10.17†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Daniel M. Junius		10-Q	January 30, 2013	10.2
10.18†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and John M. Lambert		10-Q	January 30, 2013	10.3
10.19†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Charles Q. Morris		10-Q	January 30, 2013	10.4
10.20†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and James J. O'Leary		10-Q	January 30, 2013	10.5
10.21†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Peter Williams		10-Q	January 30, 2013	10.7
10.22†	Compensation Policy for Non-Employee Directors, as amended through November 12, 2013		10-Q	February 5, 2014	10.3
10.23†	Summary of Annual Bonus Program		8-K	June 16, 2014	99.1
10.24†	Employment offer letter between the Registrant and Charles Q. Morris		10-Q	January 30, 2013	10.9
10.25†	Employment Agreement dated as of November 26, 2012 between the Registrant and Charles Q. Morris		10-Q	January 30, 2013	10.10
10.26†	Transition and Separation Agreement dated as of September 13, 2013 between the Registrant and Gregory D. Perry		10-Q	October 29. 2013	10.1
10.27†	Employment offer letter between the Registrant and David B. Johnston		10-Q	February 5, 2014	10.4
10.28†	Employment Agreement dated as of December 30, 2013 between the Registrant and David B. Johnston		10-Q	February 5, 2014	10.5
10.29†	Change in Control Severance Agreement dated as of December 30, 2013 between the Registrant and David B. Johnston		10-Q	February 5, 2014	10.6
10.30†	Employment offer letter between the Registrant and Ellie Harrison		10-Q	May 2, 2014	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.31†	Change in Control Severance Agreement dated as of February 20, 2014 between the Registrant and Ellie Harrison		10-Q	May 2, 2014	10.3
21	Subsidiaries of the Registrant		10-K	August 30, 2007	21
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COLUMN A—DESCRIPTION	COLUMN B	COLUMN C— ADDITIONS	COLUMN D	COLUMN E
Inventory Valuation Allowance	Balance at Beginning of Period	Charged to Costs and Expenses	Use of Zero Value Inventory	Balance at End of Period
Year End June 30, 2014	$810	$364	$(513)	$661
Year End June 30, 2013	$1,291	$798	$(1,279)	$810
Year End June 30, 2012	$1,993	$786	$(1,488)	$1,291

IMMUNOGEN, INC.

Stock Price Performance Graph

        The graph and table below compare the annual percentage change in our cumulative total shareholder return on our common stock for the period from June 30, 2009 through June 30, 2014 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the total cumulative return of the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index during such period. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph for the NASDAQ Pharmaceutical Stocks Total Return Index and the NASDAQ Stock Market Index (U.S.) was prepared by the Center for Research in Security Prices, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	2009	2010	2011	2012	2013	2014
IMMUNOGEN, INC.	$100.00	$107.54	$141.42	$194.20	$192.46	$137.47
NASDAQ STOCK MARKET INDEX (U.S.)	$100.00	$116.08	$154.71	$168.54	$198.33	$258.88
NASDAQ PHARMACEUTICAL STOCKS TOTAL RETURN INDEX*	$100.00	$103.17	$133.98	$157.28	$217.45	$308.69

*
This index represents a group of peer issuers compiled by the Center for Research in Security Prices.

        The above graph and table assume $100 invested on June 30, 2009 with all dividends reinvested, in each of our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index. Upon written request by any shareholder, we will promptly provide a list of the companies comprising the NASDAQ Pharmaceutical Stocks Total Return Index.