Form 10-Q
period 2014-09-30
IMMUNOGEN INC
filed 2014-10-30
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Shares of common stock, par value $.01 per share:  85,935,634 shares outstanding as of October 23, 2014.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2014	June 30, 2014
ASSETS
Cash and cash equivalents	$121,798	$142,261
Accounts receivable	1,838	1,896
Unbilled revenue	784	1,329
Inventory	2,115	2,950
Prepaid and other current assets	1,795	2,320
Total current assets	128,330	150,756

Property and equipment, net of accumulated depreciation	14,668	14,349
Other assets	108	213

Total assets	$143,106	$165,318
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,957	$4,819
Accrued compensation	3,712	6,865
Other accrued liabilities	6,844	6,668
Current portion of deferred lease incentive	562	528
Current portion of deferred revenue	23,699	2,374
Total current liabilities	39,774	21,254

Deferred lease incentive, net of current portion	5,904	5,679
Deferred revenue, net of current portion	34,661	58,969
Other long-term liabilities	3,796	3,717
Total liabilities	84,135	89,619
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 85,928 and 85,903 shares as of September 30, 2014 and June 30, 2014, respectively	859	859
Additional paid-in capital	728,525	722,971
Accumulated deficit	(670,413)	(648,131)
Total shareholders’ equity	58,971	75,699
Total liabilities and shareholders’ equity	$143,106	$165,318

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2014	2013

Revenues:
License and milestone fees	$6,234	$13,167
Royalty revenue	4,166	2,053
Research and development support	776	1,990
Clinical materials revenue	2,027	8

Total revenues	13,203	17,218

Operating Expenses:
Research and development	28,018	22,029
General and administrative	7,095	6,526

Total operating expenses	35,113	28,555

Loss from operations	(21,910)	(11,337)

Other (expense) income, net	(372)	111

Net loss	$(22,282)	$(11,226)

Basic and diluted net loss per common share	$(0.26)	$(0.13)

Basic and diluted weighted average common shares outstanding	85,872	85,010
Total comprehensive loss	$(22,282)	$(11,226)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(22,282)	$(11,226)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,389	1,162
Loss (gain) on sale/disposal of fixed assets	—	20
Gain on forward contracts	—	(2)
Stock and deferred share unit compensation	5,410	4,795
Deferred rent	92	(6)
Changes in operating assets and liabilities:
Accounts receivable	58	(5,789)
Unbilled revenue	545	142
Inventory	835	(968)
Prepaid and other current assets	525	(559)
Other assets	105	14
Accounts payable	138	(1,376)
Accrued compensation	(3,153)	(2,877)
Other accrued liabilities	29	438
Deferred revenue	(2,983)	(7,343)
Proceeds from landlord for tenant improvements	393	—
Net cash used for operating activities	(18,899)	(23,575)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,708)	(572)
Net cash used for investing activities	(1,708)	(572)

Cash flows from financing activities:
Proceeds from stock options exercised	144	4,025
Net cash provided by financing activities	144	4,025

Net change in cash and cash equivalents	(20,463)	(20,122)

Cash and cash equivalents, beginning balance	142,261	194,960

Cash and cash equivalents, ending balance	$121,798	$174,838

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2014 and June 30, 2014 and for the three months ended September 30, 2014 and 2013 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2014 up through the date the Company issued these financial statements. In October 2014, Novartis took three licenses under its right-to-test agreement with the Company, triggering a $3 million payment in exercise fees to the Company.  The exercise by Novartis of its rights to take these licenses will result in $25.7 million in license and milestone fee revenue to be recorded by the Company in the second quarter of fiscal 2015, inclusive of the $3 million of exercise fees for these licenses and the amortization of the remaining portion of the upfront fee allocated to the development and commercialization licenses paid by Novartis with the establishment of the right-to-test agreement in fiscal 2011. Novartis has now taken all licenses permitted under its right-to-test agreement with the Company. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

At September 30, 2014, the Company had the following two types of agreements with the parties identified below:

•                  Development and commercialization licenses to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified target antigen (referred to as development and commercialization licenses, as distinguished from the Company’s right-to-test agreements described elsewhere):

Amgen (four exclusive single-target licenses(1))

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

Sanofi (one exclusive single-target license and one exclusive license to multiple individual targets)

•                  Research license/option agreement for a defined period of time to secure development and commercialization licenses to use the Company’s ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

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

Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla®, however, the royalty term, on a country-by-country basis, is 10 years after product launch, which may be extended an additional two years, for a maximum royalty term of 12 years, depending on patent protection as of the end of the initial 10-year royalty term. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace. If the Company concludes that the license has stand-alone value and therefore will be accounted

(1)  Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

for as a separate unit of accounting, the Company then determines the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the three months ended September 30, 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $3.1 million. There were no sales of manufactured preclinical or clinical materials during the three months ended September 30, 2013.The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to (a) test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license, (b) take a defined number of options, for a defined period of time, to specified targets and (c) upon exercise of an option, secure or “take” a license to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

As of September 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$121,798	$121,798	$—	$—

As of June 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents and restricted cash	$142,261	$142,261	$—	$—

The fair value of the Company’s cash equivalents is based primarily on quoted prices from active markets.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2014 and June 30, 2014 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2014 and June 30, 2014 is summarized below (in thousands):

	September 30, 2014	June 30, 2014

Raw materials	$269	$437
Work in process	1,846	2,513

Total	$2,115	$2,950

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $337,000 and $135,000 of expense related to excess inventory during the three-month periods ended September 30, 2014 and 2013, respectively.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended September 30,
	2014	2013
Options outstanding to purchase common stock and unvested restricted stock	10,564	8,733

Common stock equivalents under treasury stock method	1,147	2,215

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2014, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 13, 2012, an amendment to the 2006 Plan was approved and an additional 3,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 12,000,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2014	2013
Dividend	None	None
Volatility	60.44%	60.44%
Risk-free interest rate	1.88%	1.69%
Expected life (years)	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2014 and 2013 were $6.27 and $10.93 per share, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $5.3 million and $4.7 million during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the estimated fair value of unvested employee awards was $28.8 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2014, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 25,000 shares of common stock at prices ranging from $3.19 to $9.88 per share.  The total proceeds to the Company from these option exercises were approximately $144,000.

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

Segment Information

During the three months ended September 30, 2014, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2014 and 2013 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2014	2013
Biotest	11%	1%
Lilly	3%	49%
Roche	32%	41%
Sanofi	45%	1%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on our financial statements and related disclosures.

B.                                    Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the U.S. FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla. Roche received marketing approval for Kadcyla in Japan and in the European Union (EU) in September 2013 and November 2013, respectively, and began marketing kadeyla in Japan in April 2014 and in the first EU countries in early 2014. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through September 30, 2014, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla, including a $5 million regulatory milestone for the marketing approval of Kadcyla in Japan which is included in license and milestone fees for the three months ended September 30, 2013. Based on an evaluation of the effort contributed to the achievement of this milestone, the Company determined this milestone was not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the $5 million non-refundable payment as revenue upon achievement of the milestone. The next potential milestone the Company will be entitled to receive will be a

$5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $4.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2014 were recorded and included in royalty revenue for the three months ended September 30, 2014 compared to $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 which is included in royalty revenue for the three months ended September 30, 2013.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of September 30, 2014 in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through September 30, 2014, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701which are included in license and milestone fee revenue for the three months ended September 30, 2014. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to both SAR3419 and SAR650984 will be a development milestone for initiation of a Phase III clinical trial, which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

In December 2006, the Company entered into a right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test the Company’s maytansinoid ADC technology with Sanofi’s antibodies to targets under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s maytansinoid ADC technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. Sanofi no longer has the right to take additional options under the agreement, although multiple outstanding options remain in effect for the remainder of their respective option periods. For each development and commercialization license taken, the Company is entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$10 million; and regulatory milestones—$20 million. Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current quarter, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the assistance of the Company. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the current quarter.  This change in estimate results in an increase to license and milestone fees of $1.7 million for the three months ended September 30, 2014 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  The next payment the Company could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

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

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2014 Form 10-K.

C.                      Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2014, the Company recorded approximately $(8,000) in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $3,000 in expense recorded during the three months ended September 30, 2013. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 and 41,805 stock options in fiscal 2014 and 2013, respectively, and the related compensation expense for the three months ended September 30, 2014 and 2013 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three months ended September 30, 2014, the Company recorded approximately $118,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $98,000 in compensation expense recorded during the three months ended September 30, 2013.

D.                      Cash and Cash Equivalents

As of September 30, 2014 and June 30, 2014, the Company held $121.8 million and $142.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2015 (nine months remaining)	$5,328
2016	6,908
2017	6,925
2018	7,031
2019	6,219
Thereafter	43,781
Total minimum lease payments	$76,192
Total minimum rental payments from sublease	(233)
Total minimum lease payments, net	$75,959

There are no obligations under capital leases as of September 30, 2014, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2014, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, antibody-drug conjugates, or ADCs, for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our ADC technology consists of a monoclonal antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables an ADC compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some ADC compounds, the antibody component also has anticancer activity of its own. Our ADC technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the ADC compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also have developed agents we call IGNs, one of which, DGN462, is used in our preclinical compound IMGN779.

We use our proprietary ADC technology in conjunction with our in- house antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our payload agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for all of our significant agreements can be found in our 2014 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla.  Roche received marketing approval for Kadcyla in Japan and in the EU in September 2013 and November 2013, respectively, and with each event, we received a $5 million regulatory milestone payment. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through September 30, 2014, we have received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. Included in license and milestone fees for the three months ended September 30, 2013 is a $5 million milestone payment for marketing approval of Kadcyla in Japan.

We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears.  In accordance with our revenue recognition policy, $4.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2014 were recorded and included in royalty revenue for the three months ended September 30, 2014 and $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 is included in royalty revenue for the three months ended September 30, 2013.

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of September 30, 2014 in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through September 30, 2014, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the three months ended September 30, 2014.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million and was recognizing this amount as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current quarter, we determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the current quarter.  This change in estimate results in an increase to license and milestone fees of $1.7 million for the three months ended September 30, 2014 compared to amounts that would have been recognized pursuant to our previous estimate.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2014, we had approximately $121.8 million in cash and cash equivalents compared to $142.3 million in cash and cash equivalents as of June 30, 2014.

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

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2014 and 2013

Revenues

Our total revenues for the three months ended September 30, 2014 and 2013 were $13.2 million and $17.2 million, respectively. The $4.0 million decrease in revenues in the three months ended September 30, 2014 from the same period in the prior year is attributable to a decrease in license and milestone fees and research and development support revenue, partially offset by an increase in royalty revenue and clinical materials revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended September 30, 2014 decreased $7.0 million to $6.2 million from $13.2 million in the same period ended September 30, 2013. Included in license and milestone fees for the three months ended September 30, 2014 is $4 million in development milestones achieved under our collaboration agreement with Sanofi.  Also, during the current quarter, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.7 million for the current quarter compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  Included in license and milestone fees for the three months ended September 30, 2013 is a $5 million regulatory milestone achieved under our collaboration agreement with Roche and $7.8 million of license fee revenue earned upon the execution of a development and commercialization license by Lilly. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2014	2013
Collaborative Partner:
Amgen	$4	$115
Biotest	6	6
Janssen	241	—
Lilly	6	7,813
Novartis	45	41
Sanofi	5,932	192
Roche	—	5,000
Total	$6,234	$13,167

Deferred revenue of $58.4 million as of September 30, 2014 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non-cash consideration recorded in connection with our arrangement with CytomX.

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $4.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2014 were recorded and included in royalty revenue for the three months ended September 30, 2014 and $2.1 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2013 is included in royalty revenue for the three months ended September 30, 2013. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue was $776,000 for the three months ended September 30, 2014 compared with $2 million for the three months ended September 30, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2014	2013
Collaborative Partner:
Amgen	$19	$66
Biotest	110	239
Lilly	409	528
Novartis	197	1,155
Other	41	2
Total	$776	$1,990

Clinical materials revenue was $2 million for the three months ended September 30, 2014 compared with $8,000 for the three months ended September 30, 2013. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2014 increased $6 million to $28 million from $22 million for the three months ended September, 2013. Salaries and related expenses increased due to additional headcount, increased incentive compensation and increased stock compensation costs. The number of our research and development personnel increased to 265 as of September 30, 2014 compared to 247 at September 30, 2013. The higher stock compensation is driven by higher stock prices and increases in the number the number of options granted due to increases in personnel. Facility-related expenses increased due primarily to additional laboratory and office space occupied in July 2014 and increased depreciation and amortization related to major capital equipment and improvements.  A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2014	2013
Research	$4,988	$4,558
Preclinical and Clinical Testing	10,192	8,612
Process and Product Development	2,254	2,038
Manufacturing Operations	10,584	6,821
Total Research and Development Expense	$28,018	$22,029

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended September 30, 2014 increased $430,000 compared to the three months ended September 30, 2013. This increase is primarily the result of an increase in salaries and related expenses and an increase in facility-related expenses. We expect research expenses for fiscal 2015 to be significantly lower than fiscal 2014 due to the $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in fiscal 2014. No similar charges are expected to be incurred during fiscal 2015.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2014 increased $1.6 million to $10.2 million compared to $8.6 million for the three months ended September 30, 2013. This increase is primarily the result of higher salaries and related expenses, an increase in facility-related expenses, and an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN289. Partially offsetting these increases, clinical trial costs decreased in the current period due to the termination of the IMGN901 007 Phase II study in November 2013. We expect preclinical and clinical testing expenses for fiscal 2015 to be significantly higher than fiscal 2014 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2014, total development expenses increased $216,000 compared to the three months ended September 30, 2013. This increase is primarily the result of an increase in salaries and related expenses and facility-related expenses. We expect process and product development expenses for fiscal 2015 to be marginally higher than fiscal 2014.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2014, manufacturing operations expense increased $3.8 million to $10.6 million compared to $6.8 million in the same period last year. The increase in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily the result of (i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased development activities related to our cytotoxic agents and developing third-party conjugation capabilities for our internal products; and (iii) an increase in salaries and related expenses. Partially offsetting these increases, costs capitalized into inventory increased due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators during the current period. We expect manufacturing operations expense for fiscal 2015 to be significantly higher than fiscal 2014 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 increased $569,000 to $7.1 million compared to $6.5 million in the same period last year. This increase is primarily due to an increase in salaries and related expenses, as well as an increase in patent expenses. We expect general and administrative expenses for fiscal 2015 to be higher than fiscal 2014 due primarily to increased salaries and related expenses, patent activities and other professional services.

Other (Expense) Income, net

Other (expense) income, net for the three months ended September 30, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended September 30,
Other (Expense) Income, net	2014	2013
Interest Income	$8	$11
Other (Expense) Income, net	(380)	100
Total Other (Expense) Income, net	$(372)	$111

The change in other (expense) income, net is primarily due to an increase in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and euros held by the Company to manage the foreign currency exposures related to these obligations. We incurred $(381,000) and $97,000 in foreign currency exchange (losses) and gains during the three months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	June 30,
	2014	2014
	(In thousands)
Cash and cash equivalents	$121,798	$142,261
Working capital	88,556	129,502
Shareholders’ equity	58,971	75,699

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Cash used for operating activities	$(18,899)	$(23,575)
Cash used for investing activities	(1,708)	(572)
Cash provided by financing activities	144	4,025

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of September 30, 2014, we had approximately $121.8 million in cash and cash equivalents. Net cash used for operations was $18.9 million and $23.6 million for the three months ended September 30, 2014 and 2013, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $1.7 million and $572,000 for the three months ended September 30, 2014 and 2013, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $144,000 and $4 million for the three months ended September 30, 2014 and 2013, respectively, which represents proceeds from the exercise of approximately 25,000 and 545,000 stock options, respectively.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for us on July 1, 2017. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

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

These forward-looking statements can be identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. They may also use words such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this Annual Report on Form 10-K for the year ended June 30, 2014. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Kadcyla® is a registered trademark of Genentech, Inc., a member of the Roche Group.

Probody™ is a trademark of CytomX Therapeutics, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes from the factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1	Employment offer letter between the Registrant and Sandra Poole
10.2	Change in Control Severance Agreement dated as of September 15, 2014 between the Registrant and Sandra Poole
10.3	Summary of Annual Bonus Program
10.4	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC
10.5	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC
10.6	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 30, 2014	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)