Form 10-Q
period 2014-12-31
IMMUNOGEN INC
filed 2015-02-05
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Shares of common stock, par value $.01 per share:  86,107,851 shares outstanding as of January 29, 2015.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2014	June 30, 2014
ASSETS
Cash and cash equivalents	$106,604	$142,261
Accounts receivable	3,109	1,896
Unbilled revenue	578	1,329
Inventory	1,919	2,950
Prepaid and other current assets	2,153	2,320
Total current assets	114,363	150,756

Property and equipment, net of accumulated depreciation	14,128	14,349
Other assets	49	213

Total assets	$128,540	$165,318
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,613	$4,819
Accrued compensation	4,679	6,865
Other accrued liabilities	7,606	6,668
Current portion of deferred lease incentive	639	528
Current portion of deferred revenue	1,106	2,374
Total current liabilities	19,643	21,254

Deferred lease incentive, net of current portion	6,547	5,679
Deferred revenue, net of current portion	20,978	58,969
Other long-term liabilities	3,902	3,717
Total liabilities	51,070	89,619
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 86,081 and 85,903 shares as of December 31, 2014 and June 30, 2014, respectively	861	859
Additional paid-in capital	733,387	722,971
Accumulated deficit	(656,778)	(648,131)
Total shareholders’ equity	77,470	75,699
Total liabilities and shareholders’ equity	$128,540	$165,318

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenues:
License and milestone fees	$41,417	$25,678	$47,651	$38,845
Royalty revenue	4,625	2,335	8,791	4,388
Research and development support	832	1,922	1,608	3,912
Clinical materials revenue	1,426	125	3,453	133

Total revenues	48,300	30,060	61,503	47,278

Operating Expenses:
Research and development	27,647	20,862	55,665	42,891
General and administrative	6,872	5,447	13,967	11,973

Total operating expenses	34,519	26,309	69,632	54,864

Income (loss) from operations	13,781	3,751	(8,129)	(7,586)

Other (expense) income, net	(146)	62	(518)	172

Net income (loss)	$13,635	$3,813	$(8,647)	$(7,414)

Basic and diluted net income (loss) per common share	$0.16	$0.04	$(0.10)	$(0.09)

Basic weighted average common shares outstanding	85,935	85,431	85,904	85,221
Dilutive impact of potential common shares	730	1,845	—	—
Diluted weighted average common shares outstanding	86,665	87,276	85,904	85,221

Total comprehensive income (loss)	$13,635	$3,813	$(8,647)	$(7,414)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six Months ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(8,647)	$(7,414)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,818	2,307
(Gain) loss on sale/disposal of fixed assets	(7)	20
Gain on forward contracts	—	(2)
Stock and deferred share unit compensation	9,102	8,548
Deferred rent	127	(37)
Changes in operating assets and liabilities:
Accounts receivable	(1,213)	(3,818)
Unbilled revenue	751	217
Inventory	1,031	(2,305)
Prepaid and other current assets	167	260
Other assets	164	(183)
Accounts payable	794	(686)
Accrued compensation	(2,186)	(1,991)
Other accrued liabilities	708	(676)
Deferred revenue	(39,259)	(15,869)
Proceeds from landlord for tenant improvements	1,267	—
Net cash used for operating activities	(34,383)	(21,629)

Cash flows from investing activities:
Purchases of property and equipment	(2,590)	(2,297)
Payments from settlement of forward contracts	—	(1)
Net cash used for investing activities	(2,590)	(2,298)

Cash flows from financing activities:
Proceeds from stock options exercised	1,316	7,055
Net cash provided by financing activities	1,316	7,055

Net change in cash and cash equivalents	(35,657)	(16,872)

Cash and cash equivalents, beginning balance	142,261	194,960

Cash and cash equivalents, ending balance	$106,604	$178,088

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2014 and June 30, 2014 and for the three and six months ended December 31, 2014 and 2013 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp. and ImmunoGen Europe Limited. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements. In January 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, triggering a $5 million development milestone payment to the Company. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

At December 31, 2014, the Company had the following two types of agreements with the parties identified below:

•                  Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (four exclusive single-target licenses(1))

Bayer HealthCare (one exclusive single-target license)

Biotest (one exclusive single-target license)

(1) Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

Lilly (three exclusive single-target licenses)

Novartis (five exclusive single-target licenses and one license to two related targets: one target on an exclusive basis and the second target on a non-exclusive basis)

Roche, through its Genentech unit (five exclusive single-target licenses)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the six months ended December 31, 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $5.5 million. There were no sales of manufactured preclinical or clinical materials during the six months ended December 31, 2013. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

The Company may also produce research material for potential collaborators under material transfer agreements. Additionally, the Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue. The Company also develops conjugation processes for materials for later-stage testing and commercialization for certain collaborators. The Company is compensated at negotiated rates and may receive milestone payments for developing these processes which are recorded as a component of research and development support revenue.

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

Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to (a) test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license, (b) take a defined number of options, for a defined period of time, to specified targets and (c) upon exercise an option, secure or “take” a license to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$106,604	$106,604	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2014 and June 30, 2014 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2014 and June 30, 2014 is summarized below (in thousands):

	December 31, 2014	June 30, 2014

Raw materials	$644	$437
Work in process	1,275	2,513

Total	$1,919	$2,950

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $392,000 and $205,000 of expense related to excess inventory during the six-month periods ended December 31, 2014 and 2013, respectively. The Company recorded $55,000 and $70,000 of expense related to excess inventory during the three-month periods ended December 31, 2014 and 2013, respectively.

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

Computation of Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. The impact of applying the two-class method was not material.  Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	Three Months Ended December 31,
	2014	2013
Options outstanding to purchase common stock and unvested restricted stock	10,241	8,616

Common stock equivalents under treasury stock method	730	1,845

Potentially dilutive securities representing 7.9 million and 3.2 million shares of common stock for the three-month periods ended December 31, 2014 and 2013, respectively, and 7.1 and 1.7 million shares of common stock for the six-month periods ended December 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The Company’s common stock equivalents have not been included in any net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of December 31, 2014, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Dividend	None	None	None	None
Volatility	60.95%	60.44%	60.87%	60.44%
Risk-free interest rate	1.81%	1.92%	1.88%	1.72%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2014 and 2013 were $5.77 and $8.76 per share, respectively, and $6.24 and $10.64 per share for options granted during the six months ended December 31, 2014 and 2013, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $3.6 million and $8.9 million during the three and six months ended December 31, 2014, respectively, compared to stock compensation expense of $3.7 million and $8.4 million for the three and six months ended December 31, 2013, respectively. As of December 31, 2014, the estimated fair value of unvested employee awards was $24.9 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the six months ended December 31, 2014, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 177,000 shares of common stock at prices ranging from $3.19 to $9.88 per share.  The total proceeds to the Company from these option exercises were approximately $1.3 million.

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

Segment Information

During the six months ended December 31, 2014, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2014 and 2013 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2014	2013	2014	2013
Lilly	35%	2%	28%	19%
Novartis	54%	64%	44%	43%
Roche	10%	24%	14%	30%
Sanofi	0%	1%	10%	1%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2014 and 2013.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.                                    Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. The ADC marketed by Roche as Kadcyla was developed under this agreement. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through December 31, 2014, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla, including two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the

$10 million non-refundable payments as revenue upon achievement of the milestones, which is included in license and milestone fees for the six months ended December 31, 2013, $5 million of which is included in license and milestone fees for the three months ended December 31, 2013. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $4.6 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2014 were recorded and included in royalty revenue for the three months ended December 31, 2014 and $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 were included in royalty revenue for the six months ended December 31, 2014 compared to $2.3 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2013 which is included in royalty revenue for the three months ended December 31, 2013 and $4.4 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2013 which is included in royalty revenue for the six months ended December 31, 2013.

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

In November 2011, the IND applications to the FDA for two compounds, AMG 595 and AMG 172, developed under the 2009 development and commercialization licenses became effective, which triggered two $1 million milestone payments to the Company. The next potential milestone the Company will be entitled to receive for each of these compounds under the 2009 development and commercialization licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestones the Company will be entitled to receive under the December 2012 and May 2013 development and commercialization licenses will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of December 31, 2014 in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound.

The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2014, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701which are included in license and milestone fee revenue for the six months ended December 31, 2014. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to both SAR3419 and SAR650984 will be a development milestone for initiation of a Phase III clinical trial, which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current period, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the assistance of the Company. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the first quarter of fiscal 2015.  This change in estimate results in an increase to license and milestone fees of $1.7 million for the six months ended December 31, 2014 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  The next payment the Company could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

Novartis

Novartis had the right to take six exclusive development and commercialization licenses under a right-to-test agreement established in October 2010, and took these licenses prior to the expiration of the agreement in October 2014. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

In March 2013, the Company and Novartis amended the right-to-test agreement so that Novartis could take a license to develop and commercialize products directed at two undisclosed, related targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The target licensed on a non-exclusive basis may no longer be converted to an exclusive target due to the expiration of the right-to-test agreement. The Company received a $3.5 million fee in connection with the execution of the amendment to the agreement. The Company may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

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

In October 2013 and November 2013, Novartis took its second and third exclusive licenses to single targets, and in October 2014, took three remaining exclusive licenses, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, triggering a $5 million development milestone payment to the Company. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone for commencement of a Phase I clinical trial under any of its other five licenses. At the time of execution of these agreements, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. Additionally, the Company is entitled to receive royalties on product sales, if any.

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

Upon payment of the extension fee in October 2013, the total arrangement consideration of $60.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the $5 million extension fee, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was reallocated to the deliverables based on the relative selling price method as follows: $55 million to the delivered and undelivered development and commercialization licenses; $4.5 million to the rights to future technological improvements; and $710,000 to the research services. The Company recorded $17.2 million of the $55 million of the arrangement consideration outlined above for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the three and six months ended December 31, 2013, and $25.7 million for the three development and commercialization licenses taken in October 2014, which is included in license and milestone fee revenue for the three and six months ended December 31, 2014.  The Company also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the three and six months ended December 31, 2013.

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

Lilly

Eli Lilly and Company (Lilly) had the right to take three exclusive development and commercialization licenses under a right-to-test agreement established in December 2011, and took these licenses prior to the expiration of the agreement in December 2014. The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement in 2011.  Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. The next payment the Company could receive would be a $5 million development milestone payment with the initiation of a Phase I clinical trial under any of these three development and commercialization licenses taken. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones related to initiation of a Phase I clinical trial under the development and commercialization licenses would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the six month period ended December 31, 2013. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. Upon execution of two development and commercialization licenses taken by Lilly in December 2014, the Company recognized as license revenue the remaining $15.6 million of arrangement consideration allocated to the development and commercialization licenses. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2014 Form 10-K.

C.                                    Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2014, the Company recorded approximately $29,000 and $37,000 in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $15,000 and $12,000 in expense reduction recorded during the three and six months ended December 31, 2013. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000, 80,000 and 41,805 stock options in the six months ended December 31, 2014, and fiscal years 2014 and 2013, respectively, and the related compensation expense for the three and six months ended December 31, 2014 and 2013 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three and six months ended December 31, 2014, the Company recorded approximately $118,000 and $236,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $100,000 and $197,000 in compensation expense recorded during the three and six months ended December 31, 2013.

D.                                    Cash and Cash Equivalents

As of December 31, 2014 and June 30, 2014, the Company held $106.6 million and $142.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

E.                                    Commitments and Contingencies

Leases

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2020. The Company uses this space for its corporate headquarters and other operations. In December 2013, the Company modified its lease agreement at 830 Winter Street, Waltham, MA to include approximately 19,000 square feet of additional office space through 2020, concurrent with the remainder of the original lease term. As part of the lease amendment, the Company will receive a construction allowance of approximately $746,000 to build out office space to the Company’s specifications. The Company obtained physical control of the additional space to begin construction in January 2014. In April, 2014, the Company again modified its lease agreement at this site to extend the lease to 2026. The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company will receive a construction allowance of approximately $1.1 million to build out office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015; however, the Company and the sublessee agreed to end the lease term effective December 31, 2014.

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

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective January 2015 through July 2018.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2015 (six months remaining)	$3,532
2016	6,926
2017	6,942
2018	7,048
2019	6,237
Thereafter	43,900
Total minimum lease payments	$74,585
Total minimum rental payments from sublease	(425)
Total minimum lease payments, net	$74,160

There are no obligations under capital leases as of December 31, 2014, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2014, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

We use our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche and Sanofi. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our payload agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for all of our significant agreements can be found in our 2014 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla.  Roche received marketing approval for Kadcyla in Japan and in the EU in September 2013 and November 2013, respectively, and with each event, we received a $5 million regulatory milestone payment. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through December 31, 2014, we have received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. Included in license and milestone fees for the three and six months ended December 31, 2013 is the $5 million milestone payment for marketing approval of Kadcyla in the EU and  included in license and milestone fees for the six months ended December 31, 2013 is the $5 million milestone payment for marketing approval of Kadcyla in Japan.

We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $4.6 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2014 were recorded and included in royalty revenue for the three months ended December 31, 2014 and $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 were included in royalty revenue for the six months ended December 31, 2014 compared to $2.3 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2013 which is included in royalty revenue for the three months ended December 31, 2013 and $4.4 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2013 which is included in royalty revenue for the six months ended December 31, 2013.

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

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of December 31, 2014 in the collaboration include SAR3419 (CD19), SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2014, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the six months ended December 31, 2014.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million and was recognizing this amount as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal

Phase II testing.  During the first quarter of fiscal 2015, we determined we will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the current period.  This change in estimate results in an increase to license and milestone fees of $1.7 million for the six months ended December 31, 2014 compared to amounts that would have been recognized pursuant to our previous estimate.

Novartis —Under a now-expired right-to-test agreement, Novartis has taken six exclusive development and commercialization licenses. We received a $45 million upfront payment in connection with the execution of the right-to-test agreement, and for each development and commercialization license for a specific target, we received an exercise fee of $1 million and are entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to us. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. In January 2015, Novartis initiated Phase I, first-in-human clinical testing of its product candidate, LOP628, triggering a $5 million development milestone payment to us.

In accordance with our revenue recognition policy, we recorded $17.2 million of revenue for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the three and six months ended December 31, 2013, and $25.7 million for the three development and commercialization licenses taken in October 2014, which is included in license and milestone fee revenue for the three and six months ended December 31, 2014.  We also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the three and six months ended December 31, 2013.

Lilly— Under a now-expired right-to-test agreement executed in December 2011, Lilly has taken three exclusive development and commercialization licenses. We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken in August 2013 and amended in December 2013, we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The second and third exclusive licenses were taken in December 2014, one of which we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  For the third license taken in December 2014, for which we did not receive an exercise fee of $2 million, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases.

In accordance with our revenue recognition policy, upon execution of the development and commercialization license taken by Lilly in August 2013, we recorded $7.8 million of revenue which is included in license and milestone fee revenue for the six months ended December 31, 2013. Upon execution of two development and commercialization licenses taken by Lilly in December 2014, we recorded $15.6 million of revenue which is included in license and milestone fee revenue for the three and six months ended December 31, 2014.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2014, we had approximately $106.6 million in cash and cash equivalents compared to $142.3 million in cash and cash equivalents as of June 30, 2014.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2014 and 2013

Revenues

Our total revenues for the three months ended December 31, 2014 and 2013 were $48.3 million and $30.1 million, respectively. The $18.2 million increase in revenues in the three months ended December 31, 2014 from the same period in the prior year is attributable to an increase in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended December 31, 2014 increased $15.7 million to $41.4 million from $25.7 million in the same period ended December 31, 2013. Included in license and milestone fees for the three months ended December 31, 2014 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly and $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis.  Included in license and milestone fees for the three months ended December 31, 2013 is a $5 million regulatory milestone achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis and $2.2 million of revenue from Amgen related to a modification of an existing arrangement.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended December 31,
License and Milestone Fees	2014	2013
Collaborative Partner:
Amgen	$5	$2,227
Biotest	6	7
Lilly	15,627	6
Novartis	25,779	18,221
Sanofi	—	217
Roche	—	5,000
Total	$41,417	$25,678

Deferred revenue of $22.1 million as of December 31, 2014 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non-cash consideration recorded in connection with our arrangement with CytomX.

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $4.6 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2014 were recorded and included in royalty revenue for the three months ended December 31, 2014 and $2.3 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2013 is included in royalty revenue for the three months ended December 31, 2013. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue was $832,000 for the three months ended December 31, 2014 compared with $1.9 million for the three months ended December 31, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended December 31,
Research and Development Support	2014	2013
Collaborative Partner:
Amgen	$19	$204
Biotest	70	225
Lilly	464	612
Novartis	259	870
Other	20	11
Total	$832	$1,922

Clinical materials revenue was $1.4 million for the three months ended December 31, 2014 compared with $125,000 for the three months ended December 31, 2013. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended December 31, 2014 increased $6.8 million to $27.7 million from $20.9 million for the three months ended December 31, 2013. The increase was primarily attributable to: (i) increased third-party costs related to the advancement of our internal products; (ii) increased clinical trial costs, particularly related to our IMGN853 and IMGN529 studies; (iii) an increase in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners; (iv) an increase in facility-related expenses due primarily to additional laboratory and office space occupied in July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (v) salaries and related expenses increased due primarily to additional headcount. The number of our research and development personnel increased to 268 as of December 31, 2014 compared to 256 at December 31, 2013. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2014	2013
Research	$4,604	$4,144
Preclinical and Clinical Testing	11,024	7,320
Process and Product Development	1,990	1,962
Manufacturing Operations	10,029	7,436
Total Research and Development Expense	$27,647	$20,862

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended December 31, 2014 increased $460,000 compared to the three months ended December 31, 2013. This increase is primarily the result of an increase in salaries and related expenses, an increase in facility-related expenses and an increase in contract service expense. We expect research expenses for fiscal 2015 to be significantly lower than fiscal 2014 due to the $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in fiscal 2014. No similar charges are expected to be incurred during fiscal 2015.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2014 increased $3.7 million to $11 million compared to $7.3 million for the three months ended December 31, 2013. This increase is primarily the result of an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN289 and increased clinical trial costs primarily due to higher patient enrollment and costs associated with the IMGN853 study and costs incurred in the current period to transfer site and data management responsibilities for the IMGN529 study to a new vendor.  Salaries and related expenses and facility-related expenses also marginally increased during the current period. We expect preclinical and clinical testing expenses for fiscal 2015 to be significantly higher than fiscal 2014 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2014, total development expenses increased $28,000 compared to the three months ended December 31, 2013. We expect process and product development expenses for fiscal 2015 to be marginally higher than fiscal 2014.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2014, manufacturing operations expense increased $2.6 million to $10 million compared to $7.4 million in the same period last year. The increase in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 is primarily the result of (i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased fill/finish activities and developing third-party conjugation capabilities for our internal products; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators; and (iv) an increase in salaries and related expenses. We expect manufacturing operations expense for fiscal 2015 to be significantly higher than fiscal 2014 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2014 increased $1.5 million to $6.9 million compared to $5.4 million in the same period last year. This increase is primarily due to increases in salaries and related expenses and patent expenses. We expect general and administrative expenses for fiscal 2015 to be higher than fiscal 2014 due primarily to increased salaries and related expenses, patent activities and other professional services.

Other (Expense) Income, net

Other (expense) income, net for the three months ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Three Months Ended December 31,
Other (Expense) Income, net	2014	2013
Interest Income	$14	$10
Other (Expense) Income, net	(160)	52
Total Other (Expense) Income, net	$(146)	$62

The change in other (expense) income, net is primarily due to an increase in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and euros held by the Company to manage the foreign currency exposures related to these obligations. We incurred $(166,000) and $52,000 in foreign currency exchange (losses) and gains during the three months ended December 31, 2014 and 2013, respectively.

Comparison of Six Months ended December 31, 2014 and 2013

Revenues

Our total revenues for the six months ended December 31, 2014 and 2013 were $61.5 million and $47.3 million, respectively. The $14.2 million increase in revenues in the six months ended December 31, 2014 from the same period in the prior year is attributable to an increase in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the six months ended December 31, 2014 increased $8.8 million to $47.7 million from $38.9 million in the same period ended December 31, 2013. Included in license and milestone fees for the six months ended December 31, 2014 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi.  Also, during the current period, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.7 million for the current period compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  Included in license and milestone fees for the six months ended December 31, 2013 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis and $2.2 million of revenue from Amgen related to a modification of an existing arrangement.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Six Months Ended December 31,
License and Milestone Fees	2014	2013
Collaborative Partner:
Amgen	$9	$2,343
Biotest	12	13
Janssen	241	—
Lilly	15,633	7,818
Novartis	25,824	18,262
Sanofi	5,932	409
Roche	—	10,000
Total	$47,651	$38,845

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, a product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 were recorded and included in royalty revenue for the six months ended December 31, 2014 and $4.4 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2013 is included in royalty revenue for the six months ended December 31, 2013. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue was $1.6 million for the six months ended December 31, 2014 compared with $3.9 million for the six months ended December 31, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Six Months Ended December 31,
Research and Development Support	2014	2013
Collaborative Partner:
Amgen	$38	$270
Biotest	180	464
Lilly	873	1,140
Novartis	456	2,025
Other	61	13
Total	$1,608	$3,912

Clinical materials revenue was $3.5 million for the six months ended December 31, 2014 compared with $133,000 for the six months ended December 31, 2013. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2014 increased $12.8 million to $55.7 million from $42.9 million for the six months ended December 31, 2013. The increase was primarily attributable to: (i) increased third-party costs related to the advancement of our internal products; (ii) an increase in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners; (iii) an increase in facility-related expenses due primarily to additional laboratory and office space occupied in July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (iv) salaries and related expenses increased due primarily to additional headcount, increased incentive compensation and increased stock compensation costs.  A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2014	2013
Research	$9,592	$8.702
Preclinical and Clinical Testing	21,216	15,932
Process and Product Development	4,244	4,000
Manufacturing Operations	20,613	14,257
Total Research and Development Expense	$55,665	$42,891

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the six months ended December 31, 2014 increased $890,000 compared to the six months ended December 31, 2013. This increase is primarily the result of an increase in salaries and related expenses, an increase in facility-related expenses and an increase in contract service expense. We expect research expenses for fiscal 2015 to be significantly lower than fiscal 2014 due to the $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in fiscal 2014. No similar charges are expected to be incurred during fiscal 2015.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2014 increased $5.3 million to $21.2 million compared to $15.9 million for the six months ended December 31, 2013. This increase is primarily the result of higher salaries and related expenses, an increase in facility-related expenses, and an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN289. We expect preclinical and clinical testing expenses for fiscal 2015 to be significantly higher than fiscal 2014 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2014, total development expenses increased $244,000 compared to the six months ended December 31, 2013. This increase is primarily the result of an increase in salaries and related expenses and facility-related expenses. We expect process and product development expenses for fiscal 2015 to be marginally higher than fiscal 2014.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2014, manufacturing operations expense increased $6.3 million to $20.6 million compared to $14.3 million in the same period last year. The increase in the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 is primarily the result of i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased fill/finish activities and developing third-party conjugation capabilities for our internal products; and (iii) an increase in salaries and related expenses. We expect manufacturing operations expense for fiscal 2015 to be significantly higher than fiscal 2014 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2014 increased $2 million to $14 million compared to $12 million in the same period last year. This increase is primarily due to increases in salaries and related expenses and patent expenses. We expect general and administrative expenses for fiscal 2015 to be higher than fiscal 2014 due primarily to increased salaries and related expenses, patent activities and other professional services.

Other (Expense) Income, net

Other (expense) income, net for the six months ended December 31, 2014 and 2013 is included in the following table (in thousands):

	Six Months Ended December 31,
Other (Expense) Income, net	2014	2013
Interest Income	$22	$21
Other (Expense) Income, net	(540)	151
Total Other (Expense) Income, net	$(518)	$172

The change in other (expense) income, net is primarily due to an increase in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and euros held by the Company to manage the foreign currency exposures related to these obligations. We incurred $(547,000) and $149,000 in foreign currency exchange (losses) and gains during the six months ended December 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	June 30,
	2014	2014
	(In thousands )
Cash and cash equivalents	$106,604	$142,261
Working capital	94,720	129,502
Shareholders’ equity	77,470	75,699

	Six Months Ended December 31,
	2014	2013
	(In thousands)
Cash used for operating activities	$(34,383)	$(21,629)
Cash used for investing activities	(2,590)	(2,298)
Cash provided by financing activities	1,316	7,055

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of December 31, 2014, we had approximately $106.6 million in cash and cash equivalents. Net cash used for operations was $34.4 million and $21.6 million for the six months ended December 31, 2014 and 2013, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $2.6 million and $2.3 million for the six months ended December 31, 2014 and 2013, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $1.3 million and $7.1 million for the six months ended December 31, 2014 and 2013, respectively, which represents proceeds from the exercise of approximately 177,000 and 861,000 stock options, respectively.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for us on July 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1*	Amendment No. 2, dated December 10, 2014, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG
10.2	Employment offer letter between the Registrant and Richard J. Gregory
10.3	Change in Control Severance Agreement dated as of January 5, 2015 between the Registrant and Richard J. Gregory
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: February 5, 2015	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2015	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)