Form 10-Q
period 2015-03-31
IMMUNOGEN INC
filed 2015-05-08
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Shares of common stock, par value $.01 per share:  86,185,057 shares outstanding as of April 30, 2015.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$111,827	$142,261
Accounts receivable	754	1,896
Unbilled revenue	536	1,329
Inventory	2,702	2,950
Prepaid and other current assets	3,309	2,320
Total current assets	119,128	150,756

Property and equipment, net of accumulated depreciation	14,631	14,349
Other assets	43	213

Total assets	$133,802	$165,318
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,322	$4,819
Accrued compensation	7,171	6,865
Other accrued liabilities	7,693	6,668
Current portion of deferred lease incentive	646	528
Current portion of deferred revenue	980	2,374
Total current liabilities	22,812	21,254

Deferred lease incentive, net of current portion	6,462	5,679
Deferred revenue, net of current portion	40,917	58,969
Other long-term liabilities	3,941	3,717
Total liabilities	74,132	89,619
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 86,134 and 85,903 shares as of March 31, 2015 and June 30, 2014, respectively	861	859
Additional paid-in capital	737,205	722,971
Accumulated deficit	(678,396)	(648,131)
Total shareholders’ equity	59,670	75,699
Total liabilities and shareholders’ equity	$133,802	$165,318

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenues:
License and milestone fees	$5,078	$305	$52,729	$39,150
Royalty revenue	5,099	2,558	13,890	6,946
Research and development support	532	1,948	2,140	5,860
Clinical materials revenue	718	2,064	4,171	2,197

Total revenues	11,427	6,875	72,930	54,153

Operating Expenses:
Research and development	25,666	38,280	81,331	81,171
General and administrative	7,000	6,040	20,967	18,013

Total operating expenses	32,666	44,320	102,298	99,184

Loss from operations	(21,239)	(37,445)	(29,368)	(45,031)

Other (expense) income, net	(379)	(7)	(897)	166

Net loss	$(21,618)	$(37,452)	$(30,265)	$(44,865)

Basic and diluted net loss per common share	$(0.25)	$(0.44)	$(0.35)	$(0.53)

Basic and diluted weighted average common shares outstanding	86,080	85,684	85,962	85,375
Total comprehensive loss	$(21,618)	$(37,452)	$(30,265)	$(44,865)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(30,265)	$(44,865)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,231	3,428
(Gain) loss on sale/disposal of fixed assets	(7)	20
Gain on forward contracts	—	(2)
Non-cash licensing fee	—	12,830
Stock and deferred share unit compensation	12,804	12,395
Deferred rent	161	92
Changes in operating assets and liabilities:
Accounts receivable	1,142	(36)
Unbilled revenue	793	134
Inventory	248	(1,781)
Prepaid and other current assets	(467)	(613)
Other assets	170	(113)
Accounts payable	1,503	245
Accrued compensation	306	243
Other accrued liabilities	639	(84)
Deferred revenue, net of non-cash upfront license payment	(19,446)	(16,849)
Proceeds from landlord for tenant improvements	1,350	227
Net cash used for operating activities	(26,838)	(34,729)

Cash flows from investing activities:
Purchases of property and equipment	(4,506)	(4,711)
Payments for transaction costs related to sale of future royalties	(522)	—
Payments from settlement of forward contracts	—	(1)
Net cash used for investing activities	(5,028)	(4,712)

Cash flows from financing activities:
Proceeds from stock options exercised	1,432	8,557
Net cash provided by financing activities	1,432	8,557

Net change in cash and cash equivalents	(30,434)	(30,884)

Cash and cash equivalents, beginning balance	142,261	194,960

Cash and cash equivalents, ending balance	$111,827	$164,076

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2015 and June 30, 2014 and for the three and nine months ended March 31, 2015 and 2014 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued these financial statements. In March 2015, the Company entered into a royalty purchase agreement with Immunity Royalty Holdings, L.P., which closed on April 3, 2015, pursuant to which Immunity Royalty Holdings purchased the Company’s right to receive 100% of the royalty payments on commercial sales of Kadcyla® arising under our License Agreement with Genentech, Inc. dated as of May 2, 2000, as amended, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone.  Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million.  The Company expects to record these cash proceeds as a deferred royalty obligation liability which will be amortized over the expected royalty recovery period.  As part of this transaction, the Company incurred approximately $5.7 million in transaction costs.  The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

At March 31, 2015, the Company had the following two types of agreements with the parties identified below:

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

Sanofi

CytomX

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.

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

Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the royalty term, on a country-by-country basis, is 10 years after product launch, which may be extended an additional two years, for a maximum royalty term of 12 years, depending on patent protection as of the end of the initial 10-year royalty term. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the nine months ended March 31, 2015 and 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $8.7 million and $1.6 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Under the Company’s development and commercialization license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements the Company is to receive royalty reports and payments from its licensees approximately one quarter in arrears, that is, generally in the third month of the quarter after the licensee has sold the royalty-bearing product or products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, the Company generally recognizes royalty revenues in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred.

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

As of March 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$111,827	$111,827	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2015 and June 30, 2014 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2015 and June 30, 2014 is summarized below (in thousands):

	March 31, 2015	June 30, 2014

Raw materials	$353	$437
Work in process	2,349	2,513

Total	$2,702	$2,950

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $434,000 and $236,000 of expense related to excess inventory during the nine-month periods ended March 31, 2015 and 2014, respectively. The Company recorded $42,000 and $32,000 of expense related to excess inventory during the three-month periods ended March 31, 2015 and 2014, respectively.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Shares of the Company’s restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. The impact of applying the two-class method was not material.  Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Securities which were considered anti-dilutive and which could potentially dilute basic earnings per share in the future were as follows:

	March 31,
	2015	2014
Options outstanding to purchase common stock and unvested restricted stock	10,158	8,605

Stock-Based Compensation

As of March 31, 2015, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Dividend	None	None	None	None
Volatility	60.76%	60.44%	60.46%	60.44%
Risk-free interest rate	1.67%	1.94%	1.86%	1.74%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2015 and 2014 were $3.83 and $9.52 per share, respectively, and $6.06 and $10.54 per share for options granted during the nine months ended March 31, 2015 and 2014, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $3.6 million and $12.5 million during the three and nine months ended March 31, 2015, respectively, compared to stock compensation expense of $3.7 million and $12.1 million for the three and nine months ended March 31, 2014, respectively. As of March 31, 2015, the estimated fair value of unvested employee awards was $22.3 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the nine months ended March 31, 2015, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 205,000 shares of common stock at prices ranging from $3.19 to $9.88 per share.  The total proceeds to the Company from these option exercises were approximately $1.4 million.

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

Segment Information

During the nine months ended March 31, 2015, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2015 and 2014 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2015	2014	2015	2014
Biotest	9%	13%	4%	3%
Lilly	1%	15%	24%	18%
Novartis	44%	22%	44%	40%
Roche	45%	37%	19%	31%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

B.                                    Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. The ADC marketed by Roche as Kadcyla was developed under this agreement. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through March 31, 2015, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla, including two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU. Based on an evaluation of the effort contributed to the achievement of these milestones, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the $10 million non-refundable payments as revenue upon achievement of the milestones, which is included in license and milestone fees for the nine months ended March 31, 2014. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $5.1 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2014 were recorded and included in royalty revenue for the three months ended March 31, 2015 and $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were included in royalty revenue for the nine months ended March 31, 2015 compared to $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 which is included in royalty revenue for the three months ended March 31, 2014 and $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2013 which is included in royalty revenue for the nine months ended March 31, 2014.

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

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of March 31, 2015 in the collaboration include SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound.

The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2015, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701which are included in license and milestone fee revenue for the nine months ended March 31, 2015. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to SAR650984 will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

In December 2006, the Company entered into a right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test the Company’s maytansinoid ADC technology with Sanofi’s antibodies to targets under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use the Company’s maytansinoid ADC technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. Sanofi no longer has the right to take additional options under the agreement, although multiple outstanding options remain in effect for the remainder of their respective option periods. For each development and commercialization license taken, the Company is entitled to receive an exercise fee of $2 million and up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$10 million; and regulatory milestones—

$20 million. Sanofi is responsible for the manufacturing, product development and marketing of any products resulting from the agreement.

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the current period, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the assistance of the Company. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the first quarter of fiscal 2015.  This change in estimate results in an increase to license and milestone fees of $1.6 million for the nine months ended March 31, 2015 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  The next payment the Company could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

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

Upon payment of the extension fee in October 2013, the total arrangement consideration of $60.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the $5 million extension fee, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was reallocated to the deliverables based on the relative selling price method as follows: $55 million to the delivered and undelivered development and commercialization licenses; $4.5 million to the rights to future technological improvements; and $710,000 to the research services. The Company recorded $17.2 million of the $55 million of the arrangement consideration outlined above for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the nine months ended March 31, 2014, and $25.7 million for the three development and commercialization licenses taken in October 2014, which is included in license and milestone fee revenue for the nine months ended March 31, 2015.  The Company also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the nine months ended March 31, 2014.

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

The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the nine-month period ended March 31, 2014. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. Upon execution of two development and commercialization licenses taken by Lilly in December 2014, the Company recognized as license revenue the remaining $15.6 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the nine-month period ended March 31, 2015. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

CytomX

In January 2014, the Company entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX with the right to test the Company’s ADC technology with CytomX Probodies™ to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the Company’s ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to- test agreement. The Company received no upfront cash payment in connection with the execution of the right-to-test agreement. Instead, the Company received reciprocal rights to CytomX’s Probody technology whereby the Company was provided the right to test CytomX’s Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require the Company and CytomX to each take its respective development and commercialization licenses by the end of the term of the research licenses. In addition, both the Company and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

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

In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right- to-test agreement. The significant deliverables were determined to be the right-to-test, or research, license, the exclusive development and commercialization license, rights to future technological improvements, and the research services. The research license in the right-to-test agreement was determined not to be substantive and, as a result, the exclusive development and commercialization license was considered a deliverable at the inception of the right-to-test agreement. Factors that were considered in determining the research license was not substantive included (i) the overall objective of the agreement is for CytomX to obtain a development and commercialization license, (ii) there are no exercise fees payable upon taking the development and commercialization license, (iii) the limited economic benefit that CytomX could obtain from the right-to-test agreement unless CytomX was able to take the development and commercialization license, and (iv) the lack of economic penalties as a result of taking the license.

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

The estimated selling price for the development and commercialization license is the Company’s best estimate of selling price and was determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by the Company’s competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, and the Company’s pricing practices and pricing objectives. In order to determine the best estimate of selling price, the Company determined the overall value of a license by calculating a risk- adjusted net present value of a recent, comparable transaction the Company entered into with another collaborator. This overall value was then decreased by risk-adjusting the net present value of the contingent consideration (the milestones and royalties) payable by CytomX under the development and commercialization license. This amount represents the value that a third party would be willing to pay as an upfront payment for this license to the Company’s technology.

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

No license fee revenue has been recognized related to this agreement through March 31, 2015 as the research license was not considered to be substantive and the development and commercialization license had not been delivered at this time. Accordingly, $13.0 million of allocated arrangement consideration is included in long-term deferred revenue at March 31, 2015.

The $13.1 million of total allocable consideration to be accounted for as revenue described above is also the amount that was used to account for the expense of the licenses and research services the Company received or will receive from CytomX. Based on an estimate of the research services that CytomX will be providing to the Company for no monetary consideration, $310,000 was allocated to such services and will be expensed over the period the services are provided. The balance of $12.8 million pertains to technology rights received which was recorded as research and development expense for the three and nine months ended March 31, 2014 upon execution of the research agreement.

Takeda

In March 2015, the Company entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s antibody-drug conjugate (ADC) technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c)  take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement.  Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement.  Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement and, for each development and commercialization license taken, is entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30 million; regulatory milestones—$85 million; and sales milestones—$95 million. The first potential milestone the Company will be entitled to receive will be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Takeda and research and development activities performed on behalf of Takeda.

In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the right- to-test agreement. The significant deliverables were determined to be the right-to-test, or research, license, the two exclusive development and commercialization licenses, rights to future technological improvements, the development and commercialization license contained in the option to expand the agreement and the research services. The options to obtain two development and commercialization licenses in the right-to-test agreement were determined not to be substantive and, as a result, the exclusive development and commercialization licenses were considered deliverables at the inception of the right-to-test agreement. Factors that were considered in determining the options were not substantive included (i) the overall objective of the agreement was for Takeda to obtain development and commercialization licenses, (ii) no additional consideration required for each development and commercialization license taken beyond the $20 million upfront payment that was due at the inception of the right-to-test agreement, (iii) the limited economic benefit that Takeda could obtain from the right-to-test agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the lack of economic penalties as a result of exercising the options.

The option to expand the scope of the right-to-test agreement and obtain, among other deliverables, a third development and commercialization license was not determined to be substantive and, as a result, the third development and commercialization license was considered a deliverable at the inception of the right-to-test agreement. Factors that were considered in determining this option was not substantive included (i) the overall objective of the agreement was for Takeda to obtain development and commercialization licenses and (ii) the relative size of the $8 million option payment in exchange for this third development and commercialization license and two year extension of the right-to-test period when compared to the $20 million upfront payment in exchange for, among other deliverables, two development and commercialization licenses and the separate ability to extend the right-to-test period for one year in exchange for a $4 million payment.

The Company has determined that the research license together with the development and commercialization licenses represent one unit of accounting as the research license does not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the research license and the limited economic benefit Takeda would derive if they did not obtain any development and commercialization licenses. The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements, the license contained in the option to expand the agreement and the research services. The license contained in the option to expand the agreement has stand-alone value as it would result in an additional license with which Takeda would derive economic benefit. The rights to future technological improvements have stand-alone value as Takeda would be able to use those items for their intended purpose without the undelivered elements. The research services have stand-alone value as similar services are sold separately by other vendors.

The estimated selling prices for the development and commercialization licenses are the Company’s best estimate of selling price and were determined based on market conditions, similar arrangements entered into by third parties, including pricing terms offered by our competitors for single-target development and commercialization licenses that utilize antibody-drug conjugate technology, and entity-specific factors such as the pricing terms of the Company’s previous single-target development and commercialization licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, and the Company’s pricing practices and pricing objectives. The estimated selling price of the rights to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Takeda. In estimating these probabilities, we considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 13%, representing the Company’s estimate of its cost of capital at the time. The estimated selling price of the research services was based on third-party evidence given the nature of the research services to be performed for Takeda and market rates for similar services.

The total arrangement consideration of $31.4 million (which comprises the $20 million upfront payment, the $8 million payment to expand the agreement and the expected fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method. The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Takeda upon Takeda’s exercise of its options to such licenses. At the time the first development and commercialization license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company does not control when Takeda will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2014 Form 10-K.

C.                      Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2015, the Company recorded approximately $18,000 and $(19,000) in expense and expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $2,000 and $(11,000) in expense and expense reduction recorded during the three and nine months ended March 31, 2014. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000, 80,000 and 41,805 stock options for the nine-month period ended March 31, 2015, and fiscal years 2014 and 2013, respectively, and the related compensation expense for the three and nine months ended March 31, 2015 and 2014 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three and nine months ended March 31, 2015, the Company recorded approximately $93,000 and $329,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $118,000 and $315,000 in compensation expense recorded during the three and nine months ended March 31, 2014.

D.                    Cash and Cash Equivalents

As of March 31, 2015 and June 30, 2014, the Company held $111.8 million and $142.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

E.                      Commitments and Contingencies

Leases

Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2020. The Company uses this space for its corporate headquarters and other operations. In December 2013, the Company modified its lease agreement at 830 Winter Street, Waltham, MA to include approximately 19,000 square feet of additional office space through 2020, concurrent with the remainder of the original lease term. As part of the lease amendment, the Company received a construction allowance of approximately $746,000 to build out office space to the Company’s specifications. The Company obtained physical control of the additional space to begin construction in January 2014. In April, 2014, the Company again modified its lease agreement at this site to extend the lease to 2026. The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company received a construction allowance of approximately $1.1 million to build out office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015; however, the Company and the sublessee agreed to end the lease term effective December 31, 2014.

Effective April 2012, the Company entered into a sublease agreement for the rental of 7,310 square feet of laboratory and office space at 830 Winter Street, Waltham, MA from Histogenics Corporation, the term of which expires in May 2015.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2015 (three months remaining)	$1,781
2016	6,926
2017	6,942
2018	7,048
2019	6,237
Thereafter	43,900
Total minimum lease payments	$72,834
Total minimum rental payments from sublease	(395)
Total minimum lease payments, net	$72,439

There are no obligations under capital leases as of March 31, 2015, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2015, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

We use our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche, Sanofi and Takeda. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our payload agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for all of our significant agreements can be found in our 2014 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla.  Roche received marketing approval for Kadcyla in Japan and in the EU in September 2013 and November 2013, respectively, and with each event, we received a $5 million regulatory milestone payment. Roche is responsible for the manufacturing, product development and marketing of Kadcyla and any other products resulting from the agreement. We received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. We are also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla and any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through March 31, 2015, we have received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. Included in license and milestone fees for the nine months ended March 31, 2014 is $10 million of milestone payments for marketing approval of Kadcyla in the EU and Japan.

We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $5.1 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2014 were recorded and included in royalty revenue for the three months ended March 31, 2015 and $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were included in royalty revenue for the nine months ended March 31, 2015 compared to $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 which is included in royalty revenue for the three months ended March 31, 2014 and $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2013 which is included in royalty revenue for the nine months ended March 31, 2014.

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

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of March 31, 2015 in the collaboration include SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2015, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the nine months ended March 31, 2015.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million and was recognizing this amount as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, we determined we will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the current period.  This change in estimate results in an increase to license and milestone fees of $1.6 million for the nine months ended March 31, 2015 compared to amounts that would have been recognized pursuant to our previous estimate.

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

In accordance with our revenue recognition policy, we recorded $17.2 million of revenue for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the nine months ended March 31, 2014, and $25.7 million for the three development and commercialization licenses taken in October 2014, which is included in license and milestone fee revenue for the nine months ended March 31, 2015.  We also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the three and nine months ended March 31, 2014.

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

In accordance with our revenue recognition policy, upon execution of the development and commercialization license taken by Lilly in August 2013, we recorded $7.8 million of revenue which is included in license and milestone fee revenue for the nine months ended March 31, 2014. Upon execution of two development and commercialization licenses taken by Lilly in December 2014, we recorded $15.6 million of revenue which is included in license and milestone fee revenue for the nine months ended March 31, 2015.

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

The total allocable consideration of $13.1 million (which comprises the $13.0 million that a third party would be willing to pay as an upfront payment for this license to our technology plus $140,000 for the fair value of fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $12.7 million to the development and commercialization license; $350,000 to the rights to future technological improvements and $140,000 million to the research services. No license fee revenue has been recognized related to this agreement through March 31, 2015 as the research license was not considered to be substantive and the development and commercialization license had not been delivered. We do not control when, or if, CytomX will exercise its options for development and commercialization licenses.  As a result, we cannot predict when we will recognize license fee revenue except that it will be within the term of the research license. Accordingly, $13.0 million of allocated arrangement consideration is included in long term deferred revenue at March 31, 2015.

The $13.1 million of total allocable consideration to be accounted for as revenue noted above is also the amount that was used to account for the expense of the licenses and research services we received or will receive from CytomX.  Based on an estimate of the research services that CytomX will be providing to us for no monetary consideration, $310,000 was allocated to such services and will be expensed over the period the services are provided.  The balance of $12.8 million pertains to technology rights received which was recorded as research and development expense for the three and nine months ended March 31, 2014 upon execution of the research agreement.

Takeda— In March 2015, we entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test our antibody-drug conjugate (ADC) technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c)  take exclusive licenses to use our ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement.  Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to us of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to us of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement.  Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

We received a $20 million upfront payment in connection with the execution of the right-to-test agreement and, for each development and commercialization license taken, are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30 million; regulatory milestones—$85 million; and sales milestones—$95 million. We also are entitled to receive payments for delivery of cytotoxic agents to Takeda and research and development activities performed on behalf of Takeda.

The total arrangement consideration of $31.4 million (which comprises the $20 million upfront payment, the $8 million payment to expand the agreement and the expected fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method. We will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Takeda upon Takeda’s exercise of its options to such licenses. At the time the first development and commercialization license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period we are obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. We estimate the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. We will reassess the estimated term at each subsequent reporting period. We do not control when Takeda will exercise its options for development and commercialization licenses. As a result, we cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. We will recognize research services revenue as the related services are delivered.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2015, we had approximately $111.8 million in cash and cash equivalents compared to $142.3 million in cash and cash equivalents as of June 30, 2014.  In April 2015, pursuant to a royalty purchase agreement, we received cash proceeds of approximately $194.3 million, net of transaction fees.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2015 and 2014

Revenues

Our total revenues for the three months ended March 31, 2015 and 2014 were $11.4 million and $6.9 million, respectively. The $4.5 million increase in revenues in the three months ended March 31, 2015 from the same period in the prior year is attributable to an increase in license and milestone fees and royalty revenue, partially offset by a decrease in research and development support revenue and clinical materials revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended March 31, 2015 increased $4.8 million to $5.1 million from $305,000 in the same period ended March 31, 2014. Included in license and milestone fees for the three months ended March 31, 2015 is a $5 million development milestone achieved under a license agreement with Novartis.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2015	2014
Collaborative Partner:
Amgen	$4	$4
Biotest	7	6
Lilly	6	6
Novartis	5,045	45
Sanofi	16	244
Total	$5,078	$305

Deferred revenue of $41.9 million as of March 31, 2015 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is a $20 million upfront payment received from Takeda during the current quarter and $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $5.1 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2014 were recorded and included in royalty revenue for the three months ended March 31, 2015 and $2.6 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2013 is included in royalty revenue for the three months ended March 31, 2014. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.

Research and development support revenue was $532,000 for the three months ended March 31, 2015 compared with $1.9 million for the three months ended March 31, 2014. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2015	2014
Collaborative Partner:
Amgen	$59	$97
Biotest	278	137
Lilly	137	987
Novartis	20	706
Takeda	12	—
Other	26	21
Total	$532	$1,948

Clinical materials revenue was $718,000 for the three months ended March 31, 2015 compared with $2.1 million for the three months ended March 31, 2014. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2015 decreased $12.6 million to $25.7 million from $38.3 million for the three months ended March 31, 2014. During the three-month period ended March 31, 2014, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2015	2014
Research	$5,721	$17,281
Preclinical and Clinical Testing	9,941	8,887
Process and Product Development	2,138	2,113
Manufacturing Operations	7,866	9,999
Total Research and Development Expense	$25,666	$38,280

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended March 31, 2015 decreased $11.6 million compared to the three months ended March 31, 2014. This decrease is principally due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014, partially offset by an increase in salaries and related expenses, an increase in recruiting costs and an increase in facility-related expenses. We expect research expenses for fiscal 2015 to be significantly lower than fiscal 2014 due to the $12.8 million non-cash charge recorded in the prior-year. No similar charges are expected to be incurred during fiscal 2015.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2015 increased $1 million to $9.9 million compared to $8.9 million for the three months ended March 31, 2014. This increase is primarily the result of an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN779 and an increase in facility-related expenses.  Partially offsetting these increases, clinical trial costs decreased due primarily to decreased costs incurred related to the IMGN901 007 study, partially offset by increased costs related to the IMGN853 study during the current period. We expect preclinical and clinical testing expenses for fiscal 2015 to be significantly higher than fiscal 2014 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2015, total development expenses increased $25,000 compared to the three months ended March 31, 2014. We expect process and product development expenses for fiscal 2015 to be marginally higher than fiscal 2014.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2015, manufacturing operations expense decreased $2.1 million to $7.9 million compared to $10.0 million in the same period last year. The decrease in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014  is primarily the result of (i) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) a decrease in antibody development and supply expense driven primarily by timing of clinical drug supply for our IMGN853 program; and (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators.  Partially offsetting these decreases, development and supply costs related to our cytotoxic agent, DGN462, increased during the current period. We expect manufacturing operations expense for fiscal 2015 to be significantly higher than fiscal 2014 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 increased $960,000 compared to the same period last year. This increase is primarily due to increases in patent expenses, and to a lesser extent, salaries and related expenses. We expect general and administrative expenses for fiscal 2015 to be higher than fiscal 2014 due primarily to increased salaries and related expenses and patent activities.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended March 31,
Other (Expense) Income, net	2015	2014
Interest Income	$14	$12
Other (Expense) Income, net	(393)	(19)
Total Other (Expense) Income, net	$(379)	$(7)

The change in other (expense) income, net is primarily due to an increase in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and euros held by the Company to manage the foreign currency exposures related to these obligations. We incurred $393,000 and $19,000 in foreign currency exchange losses during the three months ended March 31, 2015 and 2014, respectively.

Comparison of Nine Months ended March 31, 2015 and 2014

Revenues

Our total revenues for the nine months ended March 31, 2015 and 2014 were $72.9 million and $54.2 million, respectively. The $18.7 million increase in revenues in the nine months ended March 31, 2015 from the same period in the prior year is attributable to an increase in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the nine months ended March 31, 2015 increased $13.5 million to $52.7 million from $39.2 million in the same period ended March 31, 2014. Included in license and milestone fees for the nine months ended March 31, 2015 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis, a $5 million development milestone achieved under one of the development and commercialization licenses with Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi.  Also, during the current period, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.6 million for the current period compared to amounts that would have been recognized pursuant to the Company’s previous estimate.  Additionally, during the current period, Janssen Biotech terminated its exclusive development and commercialization license with us, and as a result, we recognized the remaining $241,000 of the $1 million upfront fee received upon execution of the license which had been previously deferred.  Included in license and milestone fees for the nine months ended March 31, 2014 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis and $2.2 million of revenue from Amgen related to a modification of an existing arrangement.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2015	2014
Collaborative Partner:
Amgen	$13	$2,347
Biotest	19	19
Janssen	241	—
Lilly	15,639	7,824
Novartis	30,869	18,307
Sanofi	5,948	653
Roche	—	10,000
Total	$52,729	$39,150

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were recorded and included in royalty revenue for the nine months ended March 31, 2015 and $6.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2013 is included in royalty revenue for the nine months ended March 31, 2014. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

In April 2015, we consummated a royalty purchase transaction— see Liquidity and Capital Resources below for further details.

Research and development support revenue was $2.1 million for the nine months ended March 31, 2015 compared with $5.9 million for the nine months ended March 31, 2014. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2015	2014
Collaborative Partner:
Amgen	$97	$367
Biotest	458	601
Lilly	1,010	2,127
Novartis	476	2,731
Takeda	12
Other	87	34
Total	$2,140	$5,860

Clinical materials revenue was $4.2 million for the nine months ended March 31, 2015 compared with $2.2 million for the nine months ended March 31, 2014. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2015 increased $160,000 to $81.3 million from $81.2 million for the nine months ended March 31, 2014. During the nine-month period ended March 31, 2014, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. Principally offsetting this decrease were the following increases in expense: (i) increased third-party costs related to the advancement of our internal products; (ii) an increase in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners; (iii) an increase in facility-related expenses due primarily to additional laboratory and office space occupied in July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (iv) salaries and related expenses increased due primarily to increased incentive compensation.  A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2015	2014
Research	$15,313	$25,983
Preclinical and Clinical Testing	31,157	24,819
Process and Product Development	6,382	6,113
Manufacturing Operations	28,479	24,256
Total Research and Development Expense	$81,331	$81,171

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the nine months ended March 31, 2015 decreased $10.7 million compared to the nine months ended March 31, 2014. This decrease is principally due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014, partially offset by an increase in salaries and related expenses, an increase in facility-related expenses and an increase in contract service expense. We expect research expenses for fiscal 2015 to be significantly lower than fiscal 2014 due to the $12.8 million non-cash charge recorded in the prior-year. No similar charges are expected to be incurred during fiscal 2015.

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

Preclinical and clinical testing expenses for the nine months ended March 31, 2015 increased $6.4 million to $31.2 million compared to $24.8 million for the nine months ended March 31, 2014. This increase is primarily the result of higher salaries and related expenses, an increase in facility-related expenses, and an increase in contract service expense driven primarily by increased study activities related to IMGN853 and IMGN289. We expect preclinical and clinical testing expenses for fiscal 2015 to be significantly higher than fiscal 2014 due to increased activities to advance our wholly owned product candidates.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2015, total development expenses increased $269,000 compared to the nine months ended March 31, 2014. This increase is primarily the result of an increase in facility-related expenses. We expect process and product development expenses for fiscal 2015 to be marginally higher than fiscal 2014.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2015, manufacturing operations expense increased $4.2 million to $28.5 million compared to $24.3 million in the same period last year. The increase in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 is primarily the result of i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased fill/finish activities, increased cytotoxic agent activities and developing third-party conjugation capabilities for our internal products; and (iii) an increase in salaries and related expenses driven by increased personnel and increased incentive compensation. Partially offsetting these increases, antibody development and supply expense decreased driven primarily by timing of clinical drug supply for our IMGN853 program.  We expect manufacturing operations expense for fiscal 2015 to be significantly higher than fiscal 2014 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2015 increased $3.0 million to $21.0 million compared to $18.0 million in the same period last year. This increase is primarily due to increases in patent expenses and salaries and related expenses. We expect general and administrative expenses for fiscal 2015 to be higher than fiscal 2014 due primarily to increased salaries and related expenses and patent activities.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended March 31, 2015 and 2014 is included in the following table (in thousands):

	Nine Months Ended March 31,
Other (Expense) Income, net	2015	2014
Interest Income	$36	$33
Other (Expense) Income, net	(933)	133
Total Other (Expense) Income, net	$(897)	$166

The change in other (expense) income, net is primarily due to an increase in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and euros held by the Company to manage the foreign currency exposures related to these obligations. We incurred $(940,000) and $130,000 in foreign currency exchange (losses) and gains during the nine months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	June 30,
	2015	2014
	(In thousands)
Cash and cash equivalents	$111,827	$142,261
Working capital	96,316	129,502
Shareholders’ equity	59,670	75,699

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Cash used for operating activities	$(27,360)	$(34,729)
Cash used for investing activities	(4,506)	(4,712)
Cash provided by financing activities	1,432	8,557

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of March 31, 2015, we had approximately $111.8 million in cash and cash equivalents. Net cash used for operations was $27.4 million and $34.7 million for the nine months ended March 31, 2015 and 2014, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $4.5 million and $4.7 million for the nine months ended March 31, 2015 and 2014, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $1.4 million and $8.6 million for the nine months ended March 31, 2015 and 2014, respectively, which represents proceeds from the exercise of approximately 205,000 and 1.0 million stock options, respectively.

In March 2015, we entered into a royalty purchase agreement with Immunity Royalty Holdings, L.P., which closed on April 3, 2015, pursuant to which Immunity Royalty Holdings purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla® arising under our License Agreement with Genentech, Inc. dated as of May 2, 2000, as amended, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone.  Once the applicable threshold is met, if ever, we will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, we received gross cash proceeds of $200 million.  The Company expects to record these cash proceeds as a deferred royalty obligation liability which will be amortized over the expected royalty recovery period.  As part of this transaction, the Company incurred approximately $5.7 million in transaction costs.

We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures partway through fiscal year 2017. However, we cannot provide assurance that such future collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2016. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description
10.1*	Multi-Target Agreement dated as of March 20, 2015 by and between the Registrant and Millennium Pharmaceuticals, Inc.
10.2*	Royalty Purchase Agreement dated as of March 24, 2015 by and among the Registrant, Hurricane, LLC and Immunity Royalty Holdings, L.P.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: May 8, 2015	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)