Form 10-Q/A
period 2015-03-31
IMMUNOGEN INC
filed 2015-08-19
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Report”) filed by ImmunoGen, Inc. with the Securities and Exchange Commission on May 10, 2012.  This Amendment is being filed solely for the purpose of amending Exhibits 10.2 and 10.3 under Item 6 of Part II of the Original Report in connection with requests for confidential treatment of portions of such exhibits.

This Amendment continues to speak as of May 10, 2012, the date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report.

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

**                                  Previously filed with our Quarterly Report on Form 10-Q on May 10, 2012 which this Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: August 19, 2015	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)