Form 10-K
period 2015-06-30
IMMUNOGEN INC
filed 2015-08-27
CIK 855654

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Select Market, of voting stock held by non-affiliates at December 31, 2014: $526,298,576 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at August 20, 2015: 86,961,537 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 10, 2015 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10-K

Item 1.    Business

        In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as "we", "us", "ImmunoGen", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of June 30, 2015 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

Overview

        ImmunoGen is a clinical-stage biotechnology company focused on the development of targeted anticancer therapeutics. All of our wholly owned clinical and preclinical product candidates are antibody-drug conjugates, or ADCs. An ADC is a type of medicine that uses a monoclonal antibody to deliver a therapeutic agent to targeted cells.

        We developed our ADC technology to enable the creation of highly effective, well-tolerated anticancer products. An ADC with our technology comprises an antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our potent cancer-cell killing, or payload, agents attached to the antibody using one of our engineered linkers. The antibody component of an ADC serves to attach the ADC specifically to a cell with its antigen target on the surface and the payload agent serves to kill the cancer cell. We have tubulin-acting payload agents, such as DM1 and DM4, which are maytansinoids, and, more recently, we developed DNA-alkylating payload agents, such as DGN462, which we call IGNs. Our linkers are engineered to keep our cell-killing agents securely attached to the antibody while traveling through the bloodstream and then control its release and activation once inside a cancer cell. The antibody component of an ADC may serve only as a targeting vehicle or it may also have anticancer activity, depending on the antigen target and the antibody selection criteria.

        We develop our own product candidates using our ADC technology and we license to other companies limited rights to use our ADC technology with their antibodies to create products. We now have three wholly owned, clinical-stage anticancer compounds—mirvetuximab soravtansine, or IMGN853, coltuximab ravtansine, formerly SAR3419, and IMGN529—and have reported preclinical data for IMGN779, which we expect to be our next clinical-stage compound. IMGN779 is the first ADC utilizing our IGN technology. The most advanced compound with our ADC technology is Roche's marketed product, Kadcyla® (ado-trastuzumab emtansine). Eight other ADC compounds and one non-ADC, or "naked" antibody product candidate, are in clinical testing through our partnerships. Our partnership agreements entitle us to earn milestone payments with agreed-upon achievements and, for therapies successfully developed and commercialized, royalties on product sales. Our current partners are: Amgen Inc., Bayer HealthCare (a subgroup of Bayer AG), Biotest AG, Eli Lilly and Company, or Lilly, Novartis Institutes for BioMedical Research, Inc., or Novartis, the Roche Group, Sanofi and Takeda. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of antigen targets using CytomX's Probody™ antibody-masking technology with our payload agents and engineered linkers.

        We were organized as a Massachusetts corporation in 1981. Our principal offices are located at 830 Winter Street, Waltham, Massachusetts (MA) 02451, and our telephone number is 781-895-0600. We maintain a website at www.immunogen.com, where certain information about us is available. Please note that information contained on the website is not a part of this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through the "Investor Information" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. We have adopted a Code of Corporate Conduct that applies to all our directors, officers and employees and a Senior Officer and Financial Personnel Code of Ethics that applies to our senior officers and financial personnel. Our Code of Corporate Conduct and Senior Officer and Financial Personnel Code of Ethics are available free of charge through the "Investors" section of our website.

Pipeline: Wholly Owned and Partner Product Candidates

        Listed in the tables below are the disclosed compounds in development through our own programs and our collaborations with other companies. All of these compounds are ADCs with the exception of isatuximab, which is a therapeutic antibody. All of these compounds are in early clinical testing (Phase 1 and/or Phase 2) with the exception of Kadcyla, which is marketed, and IMGN779, which is in preclinical testing. Additional earlier-stage compounds are in development by us and several of our partners. The results in early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that any of our or our collaborators' product candidates will advance or will demonstrate the level of safety and efficacy necessary to obtain regulatory approval.

Compounds Wholly Owned by ImmunoGen

Compound	Lead Indication	Target	Stage of Lead Indication*
Mirvetuximab soravtansine	Heavily pretreated ovarian cancer	Folate receptor a	Disease specific
IMGN529	Diffuse large B-cell lymphoma	CD37	Phase 1
Coltuximab ravtansine	Diffuse large B-cell lymphoma	CD19	Disease specific
IMGN779	Acute myeloid leukemia	CD33	Preclinical

Collaborative Partner Compounds

Compound	Lead Indication(s)	Target	Partner	Stage of Lead Indication(s)*
Kadcyla	Previously treated HER2-positive metastatic breast cancer	HER2	Roche	Marketed
Indatuximab ravtansine	Multiple myeloma	CD138	Biotest	Disease specific
Isatuximab**	Multiple myeloma	CD38	Sanofi	Disease specific
Anetumumab ravtansine	Mesothelioma, ovarian cancer	Mesothelin	Bayer	Disease specific
AMG 595	Glioblastoma	EGFRvIII	Amgen	Disease specific
AMG 172	Kidney cancer	CD70	Amgen	Disease specific
SAR566658	CA6-positive solid tumors	CA6	Sanofi	Phase 1
SAR408701	CEACAM5-positive solid tumors	CEACAM5	Sanofi	Phase 1
LOP628	C-Kit-positive cancer	c-Kit	Novartis	Phase 1
PCA062	P-cadherin-positive solid tumors	p-cadherin	Novartis	Phase 1

*
Disease specific is defined as in Phase 1 or non-pivotal Phase 2 clinical testing for the lead indication.

**
Non-ADC therapeutic antibody

Our Wholly Owned Compounds

Mirvetuximab Soravtansine

        Our product candidate mirvetuximab soravtansine, or IMGN853, is a folate receptor alpha (a), or FRa,-targeting ADC that is a potential treatment for ovarian cancer and certain other FRa-positive solid tumors. This ADC comprises a FRa-binding antibody with our potent DM4 cell-killing agent attached using one of our engineered linkers.

        After the recommended Phase 2 dose of mirvetuximab soravtansine was established in the dose-finding portion of a Phase 1 trial, an expansion cohort was opened to assess the compound as a single-agent treatment for patients with platinum-resistant ovarian cancer. We reported the first clinical findings from this ovarian cancer expansion cohort at the American Society of Clinical Oncology, or ASCO, annual meeting in May 2015. Mirvetuximab soravtansine was found to have notable single-agent activity in patients with FRa-positive platinum-resistant ovarian cancer and was generally well tolerated. Based on these findings, we are preparing to start a Phase 2 study in late 2015 that will assess this ADC as a single-agent treatment for patients with FRa-positive heavily pre-treated ovarian cancer. To expand the opportunity for mirvetuximab soravtansine, we are also planning to initiate a Phase 2 trial assessing the compound used in combination with other standard therapies for the treatment of ovarian cancer.

        We are also assessing mirvetuximab soravtansine in the ongoing Phase 1 trial as a single-agent treatment for relapsed/refractory FRa-positive endometrial cancer, with other FRa-positive uses being assessed preclinically.

        Mirvetuximab soravtansine has been granted orphan drug status for ovarian cancer by the U.S. Food and Drug Administration, or FDA; it has also received this designation in the EU.

IMGN529 and Coltuximab Ravtansine

        IMGN529 and coltuximab ravtansine are potential treatments for diffuse large B-cell lymphoma, or DLBCL and other B-cell malignancies.

  •
  IMGN529 includes an ImmunoGen CD37-targeting antibody that, in preclinical testing, demonstrated anticancer activity. DM1 is attached to it using one of our engineered linkers. In a dose-finding Phase 1 clinical trial, initial evidence of anticancer activity was reported with IMGN529, particularly for patients with relapsed/refractory DLBCL.

  In preclinical models, IMGN529 has demonstrated synergistic activity with the CD20-targeting antibody Rituxan® (rituximab). We are planning to start clinical testing of IMGN529 in combination with rituximab in patients with DLBCL in late 2015.

  •
  Coltuximab ravtansine, previously called SAR3419, is a CD19-targeting ADC that is a potential new treatment for DLBCL. In Phase 2 clinical testing this ADC had encouraging single-agent activity in the treatment of relapsed/refractory DLBCL. These findings were reported at the annual meeting of ASCO in 2014 and selected for "Best of ASCO".

  We plan to initiate clinical testing of coltuximab ravtansine used in a combination regimen or regimens for DLBCL in 2016.

IMGN779

        IMGN779 is a potential new treatment for acute myeloid leukemia and myelodysplastic syndrome. It comprises an ImmunoGen CD33-targeting antibody with one of our new DNA-acting payload agents, DGN462, attached using one of our engineered linkers. We intend to submit an Investigational New Drug, or IND, application for it to the FDA during the latter half of 2015.

Compounds in Development by Our Partners

        The most advanced compound with our ADC technology is Roche's marketed product, Kadcyla (ado-trastuzumab emtansine). Eight earlier-stage ADCs and one therapeutic antibody are in development through our collaborations. We have opt-in rights for co-development and co-commercialization of indatuximab ravtansine, or BT-062, jointly with Biotest in the US.

  •
  Kadcyla (ado-trastuzumab emtansine)—Kadcyla is a HER2-targeting ADC that consists of Roche's trastuzumab antibody with our DM1 cell-killing agent attached using one of our engineered linkers. Kadcyla was granted marketing approval in February 2013 by the U.S. FDA for the treatment of HER2-positive metastatic breast cancer in patients who previously received Herceptin® (trastuzumab) and a taxane. It also has international approvals for this indication, including in the EU and Japan. Roche is developing Kadcyla for a number of additional HER2-positive solid tumors, including stomach cancer, early breast cancer and lung cancer.

    As discussed in the Out-licenses and Collaborations section below, earlier this year we entered into a royalty purchase agreement that monetized our Kadcyla royalties.

  •
  Indatuximab ravtansine, also referred to as BT-062—This CD138-targeting ADC was created by Biotest under a license from ImmunoGen. We have opt-in rights for co-development and co-commercialization of indatuximab ravtansine with Biotest in the U.S. The timing of our opt-in for this ADC is related to certain development events, which we expect to occur in 2016.

    Encouraging findings with indatuximab ravtansine in the treatment of multiple myeloma have been reported, both with the agent used alone and as part of a combination treatment regimen, and its development for this cancer is ongoing. The target for indatuximab ravtansine also has been found to occur on several types of solid tumors, and in early 2014 this ADC began clinical testing for the treatment of triple-negative breast cancer and metastatic urinary bladder cancer.

        Promising early clinical data has been reported in both solid tumors and hematological malignancies with a number of other compounds in development by our partners:

  •
  Anetumumab ravtansine, also referred to as BAY 94-9343—This mesothelin-targeting ADC was created by Bayer under a license from ImmunoGen. BAY 94-9343 is being assessed for the treatment of mesothelioma and of ovarian cancer in early clinical trials.

  •
  Isatuximab, also referred to as SAR650984—This product candidate is a CD38-targeting therapeutic, or "naked", antibody initially created by ImmunoGen and licensed to Sanofi as part of a broader research collaboration. SAR650984 has shown promising activity in early clinical testing when used alone and as part of a combination regimen to treat patients with previously treated multiple myeloma. Sanofi began Phase 2 testing of SAR650984 for multiple myeloma in mid-2014.

  •
  AMG 595—This EGFRvIII-targeting ADC also was created by Amgen under a license from ImmunoGen. It is in Phase 1 clinical testing for the treatment of patients with glioblastoma.

  •
  SAR566658—This CA6-targeting ADC also was initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. It is in Phase 1 clinical testing for the treatment of CA6-positive solid tumors, such as ovarian cancer.

        Several compounds in development by our partners have entered clinical testing and to our knowledge have not yet had clinical data reported:

  •
  AMG 172—This CD70-targeting ADC was created by Amgen under a license from ImmunoGen. It is in Phase1 clinical testing for the treatment of patients with clear cell renal cell carcinoma.

  •
  SAR408701—This CEACAM5-targeting ADC was initially created by ImmunoGen and licensed to Sanofi as part of a broad research collaboration. It entered Phase 1 clinical testing in 2014.

  •
  LOP628 and PCA062—These ADCs were created by Novartis under licenses from ImmunoGen and entered Phase 1 clinical testing in 2015. LOP628 targets c-Kit-positive cancers and PCA062 targets p-cadherin-positive cancers.

        Earlier stage preclinical compounds are in development by us and several of our partners including Amgen, Novartis, Lilly, Sanofi, Takeda and CytomX.

Incidence of Relevant Cancers

        Cancer remains a leading cause of death worldwide, and is the second leading cause of death in the U.S. The American Cancer Society, or ACS, estimates that in 2015 approximately 1.7 million new cases of cancer will be diagnosed in the U.S. and that approximately 589,000 people will die from the disease. The total number of people living with cancer significantly exceeds the number of patients diagnosed with cancer in a given year as patients can live with cancer for a year or longer. Additionally, the potential market for anticancer drugs exceeds the number of patients treated as many types of cancer typically are treated with multiple compounds at the same time and because patients often receive a number of drug regimens sequentially.

        Below is information about incidence of cancers we are seeking to treat with our wholly owned compounds. In our clinical testing, we will define treatment subgroups of patients for the cancer types referenced.

        Mirvetuximab Soravtansine—Our mirvetuximab soravtansine compound is a potential treatment for ovarian cancer and potentially other cancers that highly express its target, FRa. Based on published sources, we believe approximately 21,300 new cases of ovarian cancer will be diagnosed in the US in 2015.

        IMGN529 and Coltuximab Ravtansine—We are assessing our IMGN529 compound and our coltuximab ravtansine compound as potential treatments for a type of non-Hodgkin lymphoma, or NHL, called DLBCL. Based on ACS estimates, we believe approximately 71,850 new cases of NHL will be diagnosed in the U.S. in 2015. DLBCL is the most common type of NHL, representing approximately one out of every three cases.

        IMGN779—Our preclinical IMGN779 compound is a potential treatment for acute myeloid leukemia, or AML. Based on ACS estimates, we believe approximately 20,800 new cases of AML will be diagnosed in the U.S. in 2015.

Out-licenses and Collaborations

        We selectively license restricted access to our ADC technology to other companies to expand the utilization of our technology and to provide us with cash to fund our own product programs . These agreements typically provide the licensee with rights to use our ADC technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner's request. We are also compensated for preclinical and clinical materials that we supply to our partners.

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

Partner	Agreement Type	Effective Date(s)	Development Status(1)
Roche(2)	Multiple single-targets	2000	Marketed
Amgen(3)	Multiple single-targets	2000	Phase I
Sanofi	Multiple single-targets	2003	Phase II
Sanofi(4)	Right-to-test	2006	Research/Preclinical
Biotest	Single-target	2006	Phase I
Bayer HealthCare	Single-target	2008	Phase I
Novartis	Multiple single-targets	2010	Phase I
Lilly	Multiple single-targets	2011	Research/Preclinical
CytomX(4)	Right-to-test	2014	Research/Preclinical
Takeda(4)	Right-to-test	2015	Research/Preclinical

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

(4)
Sanofi, CytomX and Takeda each have the right to take a defined number of exclusive, single-target options that provide the right to take a defined number of single-target licenses, on pre-negotiated terms, to specified targets during the respective option periods. As of June 30, 2015, Sanofi has taken an exclusive license to a single target.

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

        In April 2015, Immunity Royalty Holdings, L.P. paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone. Once the applicable threshold is met, if ever, we will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term.

        In fiscal year 2014 we received two $5 million milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU. Through June 30, 2015, we have received and recognized a total of $34.0 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement.

        Roche, through its Genentech unit, also has licenses for the exclusive right to use our maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses we received a $1 million license fee and are entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. We have not received any milestone payments from these agreements through June 30, 2015. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. Roche no longer has the right to take additional licenses under the right-to-test agreement.

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

Sanofi

  Collaboration Agreement

        In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products directed to these targets. The product candidates (targets) currently in development under the collaboration include isatuximab (CD38), SAR566658 (CA6) and SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed. We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products.

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

        Through June 30, 2015, we have received and recognized a total of $20.5 million in milestone payments related to compounds covered under this agreement now and in the past, including a total of

$12.5 million in milestone payments related to three product candidates previously in the collaboration that have been returned to us along with the rights to the respective targets. In fiscal 2015, Sanofi initiated a Phase II clinical trial for isatuximab and a Phase I clinical trial for SAR408701 which triggered a $3 million milestone payment and a $1 million milestone payment, respectively, to us.

        The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due.

  Right-to-Test Agreement

        In December 2006, we entered into a right-to-test agreement with Sanofi. The agreement provides Sanofi with the right to (a) test our maytansinoid ADC technology with Sanofi's antibodies to targets under a right-to-test, or research, license, (b) take exclusive options, with certain restrictions, to specified targets for specified option periods and (c) upon exercise of those options, take exclusive licenses to use our maytansinoid ADC technology to develop and commercialize products directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The right-to-test agreement had a three-year original term from the activation date that was renewed by Sanofi in August 2011 for its final three-year term ending August 31, 2014 by payment of a $2 million extension fee. No additional extensions are included in this agreement, although any outstanding options will remain in effect for the remainder of their respective option terms.

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

Biotest

        In July 2006, we granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. We received a $1 million upfront payment from Biotest upon execution of the agreement. We are also entitled to receive up to a total of $35.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Through June 30, 2015, we have received and recognized a total of $500,000 in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement), which will result in a $2 million payment being due.

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

Bayer HealthCare

        In October 2008, we granted Bayer HealthCare an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. The product candidate anetumumab ravtansine is in development under this agreement. We received a $4 million upfront payment upon execution of the agreement. We are also entitled to receive, for each product developed and marketed by Bayer HealthCare under this agreement, up to a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products.

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

        Through June 30, 2015, we have received and recognized a total of $3 million in milestone payments under this agreement. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due.

Novartis

        Novartis had the right to take six exclusive development and commercialization licenses under a right-to-test agreement established in October 2010, and took these licenses prior to the expiration of the agreement in October 2014. We received a $45 million upfront payment in connection with the execution of the right-to-test agreement in 2010, and for each development and commercialization license taken for a specific target, we received an exercise fee of $1 million and are entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to us. We also are entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development and marketing of any products resulting from this agreement.

        In March 2013, we and Novartis amended the right-to-test agreement so that Novartis could take a license to develop and commercialize products directed at two undisclosed, related targets, one target licensed on an exclusive basis and the other target initially licensed on a non-exclusive basis. The target licensed on a non-exclusive basis may no longer be converted to an exclusive target due to the expiration of the right-to-test agreement. We received a $3.5 million fee in connection with the execution of the amendment to the agreement. We may be required to credit this fee against future milestone payments if Novartis discontinues the development of a specified product under certain circumstances.

        In connection with the amendment, in March 2013, Novartis took the license referenced above under the right-to-test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. The Company received a $1 million upfront fee with the execution of this license. Additionally, the execution of this license provides the Company the opportunity to receive milestone payments totaling $199.5 million or $238 million, depending on the composition of any resulting products.

        In October 2013 and November 2013, Novartis took its second and third exclusive licenses to single targets, and in October 2014, took three remaining exclusive licenses, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, triggering a $5 million development milestone payment to the Company. In May 2015, Novartis initiated Phase I, first-in-human clinical testing of its P-cadherin-targeting ADC product candidate, PCA062, triggering a $5 million development milestone payment to the Company. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under either of these two licenses or a $5 million development milestone for commencement of a Phase I clinical trial under any of its other four licenses. Additionally, the Company is entitled to receive royalties on product sales, if any.

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

Lilly

        Lilly had the right to take three exclusive development and commercialization licenses under a right-to-test agreement established in December 2011, and took these licenses prior to the expiration of the agreement in December 2014. We received a $20 million upfront payment in connection with the execution of the right-to-test agreement in 2011. Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, we are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The next payment the Company could receive would be a $5 million development milestone payment with the initiation of a Phase I clinical trial under any of these three development and commercialization licenses taken. We also are entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

Takeda

        In March 2015, we entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test our ADC technology with Takeda's antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use our ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three-year right-to-test period for one additional year by payment to us of $4 million. Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to us of $8 million. If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

        Takeda may terminate any development and commercialization license for convenience upon prior notice to us. Each license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, each development and commercialization license will continue in effect until the expiration of Takeda's royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, Takeda's royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in each license.

Patents, Trademarks and Trade Secrets

        Our intellectual property strategy centers on obtaining patent protection for our proprietary technologies and product candidates. As of June 30, 2015, our patent portfolio had a total of 659 issued patents worldwide and 645 pending patent applications worldwide. We seek to protect our ADC technology and our product candidates through a multi-pronged approach. In this regard, we have patents and patent applications covering antibodies and other cell-binding agents, linkers, cell-killing agents (e.g., tubulin-acting maytansinoids and DNA-acting cell-killing agents), and complete ADCs, comprising these components and methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various aspects of each product candidate.

        We consider our cell-killing agent technology to be a key component of our overall corporate strategy. We currently own 50 issued U.S. patents covering various embodiments of our maytansinoid technology including claims directed to certain maytansinoids, antibody-maytansinoid conjugates and other cell-binding agents used with maytansinoids, and methods of making and using the same. In all cases, we have received or are applying for comparable patents in other jurisdictions including Europe and Japan. We have issued patents that cover numerous aspects of the manufacture of both our DM1 and DM4 cell-killing agents. These issued patents remain in force until various times between 2020 and 2026. We also have several composition of matter patents covering various aspects of our DM4 cell-killing agent and antibody-maytansinoid conjugates incorporating DM4 that are expected to remain in force until 2024-2033. We have five issued U.S. patents covering various aspects of our DNA-acting cell-killing agents, which will expire at various times between 2029 and 2033. We also have six additional pending U.S. patent applications disclosing and claiming other related embodiments of this technology. Patents that may issue from these applications will, if issued, expire between 2030 and 2036. In all cases, we are also applying for comparable patents in other jurisdictions, including Europe and Japan.

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

        On October 29, 2014, the Patent Trial and Appeal Board of the United States Patent and Trademark Office, or PTAB, instituted an inter partes review, or IPR, of the claims in our U.S. Patent No. 8,337,856, or the '856 Patent, that covers Kadcyla. The PTAB heard oral argument in this matter on July 9, 2015, and a ruling by the PTAB is expected by the end of October 2015. The '856 Patent is one of several U.S. patents we hold that pertain to Kadcyla. Consequently, any adverse outcome of the IPR is not expected to impact either the royalty revenue we are entitled to receive from Roche on Kadcyla sales in the U.S., or the $200 million royalty monetization transaction relating to our Kadcyla royalty stream that was consummated in April 2015.

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

        Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the

IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

        Post-approval trials, sometimes referred to as Phase IV, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA or BLA.

        The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all.

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

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things,the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

        While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

        There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

U.S. Review and Approval Processes

        The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

        NDAs or BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. Priority review for an NDA for a new molecular entity and original BLAs will be 6 months from the date that the NDA or BLA is filed. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled Phase IV clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

        After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase III trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

        If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing which involves clinical trials designed to further assess a drug's safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

        The Food and Drug Administration Safety and Innovation Act, or FDASIA, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

        The FDA has issued a number of final and draft guidances in order to implement the law. On April 28, 2015, the FDA issued the following three final guidances: "Scientific Considerations in Demonstrating Biosimilarity to a Reference Product," "Quality Considerations in Demonstrating Biosimilarity of a Therapeutic Protein Product to a Reference Product," and "Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009 Guidance for Industry." The draft guidances include "Formal Meetings between the FDA and Biosimilar Biological Product Sponsors or Applicants" issued March 29, 2013, "Clinical Pharmacology Data to Support a Demonstration of Biosimilarity to a Reference Product" issued May 14, 2014, "Reference Product Exclusivity for Biological Products Filed Under Section 351(a) of the PHS Act" issued August 4, 2014, and "Biosimilars: Additional Questions and Answers Regarding Implementation of the Price Competition and Innovation Act of 2009," issued May 12, 2015.

        The guidance documents provide FDA's current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA intends to issue additional guidance documents in the future, and has identified considerations in demonstrating interchangeability to a reference product, labeling and nonproprietary naming as several of the issues that it hopes to address in calendar year 2015. Nonetheless, the absence of final guidance documents covering all biosimilars issues does not prevent a sponsor from seeking licensure of a biosimilar under the BPCIA, and the FDA recently approved the first biosimilar application in the U.S.

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

        The FDA and the European Union granted Orphan Drug designation to mirvetuximab soravtansine, or IMGN853, when used for the treatment of ovarian cancer. Orphan drug designation provides us with seven years of market exclusivity that begins once mirvetuximab soravtansine receives FDA marketing approval for the use for which the orphan drug status was granted. Orphan medicinal product designation provides ImmunoGen with ten years of market exclusivity that begins once mirvetuximab soravtansine receives European approval for the use for which it was granted. We may pursue these designations for other indications for other product candidates intended for qualifying patient populations.

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

        In FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled "Expedited Programs for Serious Conditions—Drugs and Biologics." One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I and commitment from the FDA involving senior managers. FDA has already granted this designation to at least 60 new drugs and seven to date have received approval.

Post-Approval Requirements

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

        Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

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

        Medicare is a federal healthcare program administered by the federal government that covers individuals age 65 and over as well as individuals with certain disabilities. Drugs may be covered under one or more sections of Medicare depending on the nature of the drug and the conditions associated with and site of administration. For example, under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage for outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level.

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

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry. ACA has resulted in expanded coverage for the uninsured and is expected to help contain overall healthcare costs. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the United States Supreme Court upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of ACA and some members of Congress are still working to repeal ACA. These challenges add to the uncertainty of the changes enacted as part of ACA.

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

Research and Development Spending

        During each of the three years ended June 30, 2015, 2014 and 2013, we spent approximately $111.8 million, $107.0 million and $87.1 million, respectively, on research and development activities.

Raw Materials and Manufacturing

        We procure certain raw material components of finished conjugate, including antibodies, cytotoxic agents, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Boehringer Ingelheim, BSP Pharmaceuticals S.r.l., SAFC, Inc., Carbogen Amcis and Società Italiana Corticosteroidi S.r.l.

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

Employees

        As of June 30, 2015, we had 317 full-time employees, of whom 272 were engaged in research and development activities. Of the 272 research and development employees, 134 employees hold post- graduate degrees, of which 61 hold Ph.D. degrees and six hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

        We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third-Party Trademarks

        Herceptin and Kadcyla are registered trademarks of Genentech. Rituxan is a registered trademark of Biogen Inc. Probody is a trademark of CytomX Therapeutics, Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

        We have generated operating losses since our inception. As of June 30, 2015, we had an accumulated deficit of $708.9 million. For the years ended June 30, 2015, 2014, and 2013, we generated losses of $60.7 million, $71.4 million and $72.8 million, respectively. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest some of our resources to support our existing collaborators as they work to develop, test and commercialize ADC compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners and increasingly from royalties received from the commercial sales of Kadcyla. We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

        We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future payments from our existing collaboration arrangements will be sufficient to meet our current and projected operating and capital requirements through fiscal 2017. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources. We may need additional financing sooner due to a number of other factors as well, including:

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

        Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC using our technology, Kadcyla, has obtained marketing approval. Our ADC product candidates and/or our collaborators' ADC product candidates may not prove to be safe, effective or commercially viable treatments for cancer and our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only two other compounds that are a conjugate of an antibody and a cytotoxic small molecule that have obtained marketing approval by the FDA and are based on technology similar to our ADC technology. One of these products was later taken off the market by its owner due to toxicity concerns. If our ADC technology fails to generate product candidates that are safe, effective and commercially viable treatments for cancer or such product candidates fail to obtain FDA approval, our business will be severely harmed.

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

Royalties from commercial sales of Kadcyla will likely fluctuate and will impact our reported royalty revenues and rights to receive future payments from the commercial sale of Kadcyla under our license agreement with Roche and our royalty purchase agreement with Immunity Royalty Holdings, L.P.

        Roche's Kadcyla is currently the only product with respect to which we are entitled to receive royalties that has received marketing approval. In April 2015, Immunity Royalty Holdings, L.P. paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Roche, through its Genentech unit, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone. Once the applicable threshold is met, if ever, we will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term. These royalty revenues may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Kadcyla as well as the mix of U.S.-based sales and ex-U.S.-based sales and our valid patent claims. While the royalty purchase transaction with Immunity Royalty Holdings has mitigated any impact that fluctuations in these royalty revenues may have on our financial condition, negative fluctuations could delay, diminish or eliminate our right to resume receiving 85% of the royalty in the future, as described above.

Royalty rates under our license agreements with our collaborators may vary over the royalty term depending on our intellectual property rights and the presence of competing products.

        Most of our license agreements with our collaborators provide that the royalty rates are subject to downward adjustment in the absence of ImmunoGen patent rights covering various aspects of the manufacture, use or sale of the products developed under such licenses, or in the presence of competition from certain third-party products. For example, we expect the royalty rate for Sanofi's isatuximab anti-CD38 naked antibody compound to be reduced to low single digits because of (1) competitor development of alternative anti-CD38 antibody compounds, and (2) the lack of ImmunoGen patent rights covering isatuximab, since our ADC-related patent rights do not pertain to the compound and our isatuximab -specific patent rights were assigned to Sanofi under the terms of the applicable license.

We depend on our collaborative partners for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

        The royalty payments we receive are determined by our collaborative partners based on their reported net sales. Each collaborative partner's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a collaborative partner. Our agreement with Genentech provides us the right to audit the calculations and sales data for the associated royalty payments related to sales of Kadcyla; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and generally require audit-related cost on our part.

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

        The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Bristol-Myers Squibb and Takeda. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

        Pursuant to shelf registration statements filed with the Securities and Exchange Commission, in fiscal 2012, we sold 6,250,000 shares of our common stock at $16.00 per share in a public offering resulting in gross proceeds of $100 million; in fiscal 2011, we sold 7,800,000 shares of our common stock at $12.00 per share in a public offering resulting in gross proceeds of $93.6 million; in fiscal 2010, we sold 10,350,000 shares of our common stock at $8.00 per share in a public offering resulting in gross proceeds of $82.8 million; and in fiscal 2009, we sold 5,750,000 shares of our common stock at $7.00 per share in a public offering resulting in gross proceeds of $40.3 million. The potential sale of additional shares of our common stock may be dilutive to our shares outstanding and may cause our stock price to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 108,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five-year terms. We also lease approximately 43,850 square feet of space at 333 Providence Highway, Norwood, MA, which serves as our conjugate manufacturing facility and office space. The 333 Providence Highway lease expires on June 30, 2018, with an option for us to extend the lease for an additional five-year term. Due to space requirements, in April 2013, we entered into a lease agreement for the rental of 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for us to extend the lease for an additional five-year term. We entered into a sublease in December 2014 for this space, effective January 2015 through the remaining initial term of the lease.

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

        Daniel M. Junius, age 63, joined ImmunoGen in 2005, and has served as our President and Chief Executive Officer since 2009. Mr. Junius has also served as a director of ImmunoGen since 2008 and is a director of IDEXX Laboratories, Inc. Mr. Junius holds a Masters of Management from Northwestern University's Kellogg School of Management.

        Richard J. Gregory, age 57, joined ImmunoGen in January 2015, and has served as our Executive Vice President and Chief Scientific Officer since that date. Prior to joining ImmunoGen, he spent 25 years at Genzyme Corporation, a biotechnology company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme's acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory holds a PhD from the University of Massachusetts, Amherst, and completed his post-doctoral work at the Worcester Foundation for Experimental Biology.

        John M. Lambert, PhD, age 64, joined ImmunoGen in 1987, and has served as Executive Vice President and Distinguished Research Fellow since January 2015. Prior to that he served as our Executive Vice President and Chief Scientific Officer from 2008 through 2014. Dr. Lambert holds a PhD in Biochemistry from University of Cambridge in England, and completed his postdoctoral work at the University of California at Davis and at Glasgow University in Scotland.

        David B. Johnston, age 60, joined ImmunoGen in 2013, and has served as our Executive Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, Mr. Johnston served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a biotechnology company, from 2007 to 2013. Mr. Johnston holds a Master of Business Administration from the University of Michigan.

        Charles Q. Morris, MB, ChB, MRCP (UK), age 50, joined ImmunoGen in November 2012, and has served as our Executive Vice President and Chief Development Officer since that date. Prior to joining ImmunoGen, he served as Executive Vice President and Chief Medical Officer of Allos Therapeutics, Inc., a biotechnology company, from 2010 until its acquisition in 2012. Prior to that he served as Vice President, Worldwide Clinical Research, at Cephalon, Inc., a biotechnology company, from 2008 to 2010. Dr. Morris holds his medical degrees from Sheffield University Medical School and is a member of the Royal College of Physicians of London.

        Sandra Poole, age 51, joined ImmunoGen in September 2014, and has served as our Executive Vice President of Technical Operations since July 1, 2015. Prior to that she served as our Senior Vice President, Technical Operations, from her date of hire through June 2015. Prior to joining ImmunoGen, she spent 15 years at Genzyme Corporation, a biotechnology company, and its subsidiaries in roles of increasing responsibility, including as Senior Vice President overseeing various technical operations within Genzyme from 2009 to 2013, and as Senior Vice President, Biologics Manufacturing from 2013 to September 2014.

        Craig Barrows, age 60, joined ImmunoGen in 2007, and has served as our Vice President, General Counsel and Secretary since that date.

        Ellie Harrison, age 60, joined ImmunoGen in February 2014, and has served as our Vice President and Chief Human Resources Officer since that date. Prior to joining ImmunoGen, she served as Senior Vice President of Human Resources of Blue Cross and Blue Shield of Rhode Island, a healthcare provider, from 2013 to February 2014. Prior to that she served as a Managing Director and Senior Human Resources Advisor to the global consumer banking organization of Citigroup, a financial institution, from 2009 to 2012.

        Peter J. Williams, age 61, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "IMGN." The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$12.74	$10.28	$20.25	$15.07
Second Quarter	$11.00	$5.34	$18.19	$12.55
Third Quarter	$9.55	$5.85	$17.80	$14.20
Fourth Quarter	$15.88	$7.91	$15.59	$10.69

        As of August 20, 2015, the closing price per share of our common stock was $12.47, as reported by NASDAQ, and we had approximately 470 holders of record of our common stock.

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	9,689	$12.49	6,232
Equity compensation plans not approved by security holders	—	—	—

Total	9,689	$12.49	6,232

(1)
These plans consist of the Restated Stock Option Plan and the 2006 Employee, Director and Consultant Equity Incentive Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table (in thousands, except per share data) sets forth our consolidated financial data for each of our five fiscal years through our fiscal year ended June 30, 2015. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Total revenues	$85,541	$59,896	$35,535	$16,357	$19,305
Total operating expenses	139,996	131,427	108,544	89,614	79,493
Non-cash interest expense on liability related to sale of future royalty	5,437	—	—	—	—
Other (expense) income, net	(847)	167	198	(62)	1,914

Net loss	$(60,739)	$(71,364)	$(72,811)	$(73,319)	$(58,274)

Basic and diluted net loss per common share	$(0.71)	$(0.83)	$(0.87)	$(0.95)	$(0.85)

Basic and diluted weighted average common shares outstanding	86,038	85,481	84,063	76,814	68,919

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$278,109	$142,261	$194,960	$160,938	$191,206
Total assets	313,823	165,318	213,596	180,308	217,641
Shareholders' equity	35,104	75,699	121,847	83,890	139,969

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

        To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2015, we had approximately $278.1 million in cash and cash equivalents compared to $142.3 million as of June 30, 2014.

        We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments and upfront fees. Accordingly, period-to-period cash balances may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to secure alternative financing arrangements, find additional partners and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional partners or alternative financing arrangements will be entirely available to us, if at all.

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

        At June 30, 2015, we had the following two types of agreements with the parties identified below:

  •
  Development and commercialization licenses, which provide the party with the right to use our ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

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

    Takeda

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

        We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials for them at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below our full cost, and our full cost is not expected to ever be below our contract selling prices for our existing collaborations. During the fiscal years ended June 30, 2015, 2014 and 2013, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $9.2 million, $2.3 million, and $755,000, respectively. The majority of our costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials we produce is directly related to the number of clinical trials we and our collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

  Inventory

        We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve-month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During fiscal years 2015, 2014 and 2013, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $1.0 million, $364,000 and $798,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. Our collaborators' estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators' actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators' actual manufacturing orders and their projections could result in our actual twelve- month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Such differences and/or reductions in collaborators' projections could indicate that we have excess raw material inventory and we would then evaluate the need to record write-downs, which would be included as charges to research and development expense.

  Stock-based Compensation

        As of June 30, 2015, we are authorized to grant future awards under one share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan. The stock-based awards are accounted for under ASC Topic 718, "Compensation—Stock Compensation," pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost incurred during the years ended June 30, 2015, 2014 and 2013 was $15.3 million, $15.6 million and $12.4 million, respectively.

        Future stock-based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

        Our total revenues for the year ended June 30, 2015 were $85.5 million compared with $59.9 million and $35.5 million for the years ended June 30, 2014 and 2013, respectively. The $25.6 and $24.4 million increases in revenues in fiscal year 2015 and fiscal 2014, respectively, are attributable to an increase in license and milestone fees, royalty revenue, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

        Revenue from license and milestone fees for the year ended June 30, 2015 increased approximately $18.3 million to $57.8 million from $39.5 million in the year ended June 30, 2014. Revenue from license and milestone fees for the year ended June 30, 2013 was $24.2 million. Included in license and milestone fees for the year ended June 30, 2015 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis, two $5 million development milestones achieved under our collaboration agreement with Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi. Also, during the current year, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.5 million for the current year compared to amounts that would have been recognized pursuant to the Company's previous estimate. Additionally, during the current period, Janssen Biotech terminated its exclusive development and commercialization license with us, and as a result, we recognized the remaining $241,000 of the $1 million upfront fee received upon execution of the license which had been previously deferred. Included in license and milestone fees for the year ended June 30, 2014 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one-year extension of the original term of the multi-target agreement by Novartis, and $2.2 million of revenue from Amgen related to a modification of an existing arrangement. Included in license and milestone fees for the year ended June 30, 2013 was a $10.5 million regulatory milestone achieved under our collaboration agreement with Roche, a $500,000 development milestone achieved under our collaboration agreement with Sanofi and $11.1 million of license revenue earned upon the execution of a development and commercialization license by Novartis. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators' advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborative partners in the years ended June 30, 2015, 2014 and 2013 is included in the following table (in thousands):

	Year Ended June 30,
License and Milestone Fees	2015	2014	2013
Collaborative Partner:
Amgen	$17	$2,351	$883
Bayer HealthCare	—	—	521
Biotest	25	25	25
Janssen	241	—	—
Lilly	15,644	7,830	—
Novartis	35,915	18,353	11,131
Roche	—	10,000	10,500
Sanofi	5,973	896	1,167

Total	$57,815	$39,455	$24,227

        Deferred revenue of $41.2 million at June 30, 2015 represents payments received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is a $20 million upfront payment received from Takeda during fiscal 2015 and $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

        In February 2013, the US FDA granted marketing approval to Kadcyla, an ADC product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were recorded and included in royalty revenue for the year ended June 30, 2015 and $10.3 million of royalties on net sales of Kadcyla for the twelve-month period ended March 31, 2014 is included in royalty revenue for the year ended June 30, 2014. We recorded $592,000 of royalties on net sales of Kadcyla for the three-month period ended March 31, 2013 in our fourth quarter of fiscal 2013. Total revenues for the year ended June 30, 2015 also include $5.5 million of non-cash royalty revenue on net sales of Kadcyla for the three-month period ended March 31, 2015 as royalties on Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P. See further details regarding royalty obligation in Note E of the Consolidated Financial Statements. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

        Research and development support revenue was $2.8 million for the year ended June 30, 2015, $7.2 million for the year ended June 30, 2014, and $7.9 million for the year ended June 30, 2013. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators as shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators' product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the years ended June 30, 2015, 2014 and 2013 is included in the following table (in thousands):

	Year Ended June 30,
Research and Development Support	2015	2014	2013
Collaborative Partner:
Amgen	$105	$404	$417
Biotest	645	783	921
Lilly	1,207	2,906	806
Novartis	512	3,012	5,605
Takeda	264	—	—
Other	115	82	124

Total	$2,848	$7,187	$7,873

        Clinical materials revenue increased by approximately $2.6 million to $5.5 million in the year ended June 30, 2015 compared to $2.9 million in the year ended June 30, 2014. We earned clinical materials revenue of $2.8 million during the year ended June 30, 2013. During the years ended June 30, 2015, 2014 and 2013, we shipped clinical materials in support of a number of our collaborators' clinical trials, as well as preclinical materials in support of certain collaborators' development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

  •
  process improvements related to the production of DGN462;

  •
  process improvements related to the production of DM1, DM4 and strain development of their precursor, ansamitocin P3;

  •
  operation and maintenance of our conjugate manufacturing facility, including production of our own and our collaborators' clinical materials;

  •
  production costs for the supply of clinical material for our internal product candidates, including antibody supply, conjugation services and fill/finish services;

  •
  production costs for the supply of DGN462 and DMx for our and our partners' preclinical and clinical activities;

  •
  non-pivotal and pivotal development activities with contract manufacturers for conjugation, fill/finish services and the antibody component of our internal product candidates, linkers, and DM1, DM4 and their precursor, ansamitocin P3; and

  •
  activities pursuant to our development and license agreements with various collaborators.

        Research and development expense for the year ended June 30, 2015 increased $4.8 million to $111.8 million from $107.0 million for the year ended June 30, 2014. Research and development expense was $87.1 million for the year ended June 30, 2013. During the year ended June 30, 2014, we recorded a $12.8 million non-cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. We had no such charge in fiscal year 2015. Offsetting this decrease were the following increases in expense in fiscal 2015: (i) increased third-party costs related to the advancement of our internal products; (ii) an increase in cost of clinical materials revenue due to timing of orders of such clinical materials from our partners; (iii) an increase in facility-related expenses due primarily to additional laboratory and office space occupied since July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (iv) salaries and related expenses increased due primarily to increases in personnel and incentive compensation. Research and development salaries and related expenses increased by $5.0 million to $52.6 million in the year ended June 30, 2015 compared to the year ended June 30, 2014 and increased by $8.3 million in the year ended June 30, 2014 compared to the year ended June 30, 2013. The average number of our research personnel increased to 266 for the year ended June 30, 2015 compared to 250 for the year ended June 30, 2014. We had an average of 226 for the year ended June 30, 2013. Included in salaries and related expenses for the year ended June 30, 2015 is $9.9 million of stock compensation costs compared to $10.3 million and $7.3 million of stock compensation costs for fiscal years 2014 and 2013, respectively. The higher stock compensation costs in fiscal years 2015 and 2014 compared to fiscal year 2013 are driven by increases in the number of annual options granted due to increases in personnel, as well as higher stock prices in fiscal 2014.

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

        We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended June 30,
Research and Development Expense	2015	2014	2013
Research	$20,729	$30,793	$17,506
Preclinical and Clinical Testing	42,546	34,562	27,839
Process and Product Development	8,468	8,296	7,777
Manufacturing Operations	40,025	33,307	33,951

Total Research and Development Expense	$111,768	$106,958	$87,073

        Research—Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in-license certain technology, facilities and lab supplies. Research expenses decreased $10.1 million to $20.7 million in fiscal year 2015 from fiscal year 2014 and increased $13.3 million to $30.8 million in fiscal year 2014 from fiscal year 2013. This decrease in fiscal year 2015 was principally due to a $12.8 million non-cash charge recorded for technology rights obtained under the collaboration agreement executed with CytomX in January 2014, partially offset by an increase in salaries and related expenses and an increase in facility-related expenses. The increase in fiscal 2014 from fiscal 2013 was principally due to the $12.8 million non-cash charge noted above, and to a lesser extent, an increase in salaries and related expenses.

        Preclinical and Clinical Testing—Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators' product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $7.9 million to $42.5 million in fiscal year 2015 from fiscal year 2014 and $6.8 million to $34.6 million in fiscal year 2014 from fiscal year 2013. The increase in fiscal year 2015 was principally the result of an increase in contract service expense driven primarily by increased study activities related to mirvetuximab soravtansine and IMGN289, and to a lesser extent, higher salaries and related expenses and an increase in facility-related expenses. Partially offsetting these increases, clinical trial costs decreased marginally due primarily to decreased costs incurred related to the IMGN901 007 study, partially offset by increased costs related to the mirvetuximab soravtansine and IMGN529 studies during the current year. The increase in fiscal year 2014 was principally the result of higher salaries and related expenses driven by an increase in personnel and higher stock compensation costs.

        Process and Product Development—Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $172,000 to $8.5 million in fiscal year 2015 from fiscal year 2014 and expenses increased $519,000 to $8.3 million in fiscal year 2014 from fiscal year 2013. The increase in fiscal year 2015 was primarily the result of an increase in facility-related expenses. The increase in fiscal year 2014 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense in fiscal 2014 driven primarily by development activities for IMGN779.

        Manufacturing Operations—Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators' product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators' preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense increased $6.7 million to $40.0 million in fiscal year 2015 from fiscal year 2014 and decreased $644,000 to $33.3 million in fiscal year 2014 from fiscal year 2013. The increase in fiscal year 2015 was primarily the result of i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (ii) an increase in contract service expense driven by increased third-party conjugation activities to prepare for commercial-scale and increased cytotoxic agent activities; (iii) an increase in antibody development and supply expense driven primarily by commercial-ready activities for mirvetuximab soravtansine; and (iv) an increase in salaries and related expenses driven by increased personnel and increased incentive compensation. The decrease in fiscal year 2014 was primarily the result of (i) a decrease in antibody development and supply expense driven primarily by supply required in fiscal 2013 for our currently discontinued IMGN289 and IMGN901 programs, as well as pivotal activities performed for our

IMGN901 program, partially offset by non-pivotal activities performed and supply required for our IMGN779 program during fiscal 2014; (ii) a decrease in fill/finish costs due primarily to costs to transfer our internal programs to a new supplier during fiscal 2013; and (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators. Partially offsetting these cost decreases, salaries and related expenses increased during fiscal 2014 and contract service expense increased due primarily to increased study activities related to our cytotoxic agents.

        Antibody development and supply expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $8.8 million in fiscal year 2015, $7.2 million in fiscal year 2014, and $10.8 million in fiscal year 2013. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

        We expect that future research and development expenses will increase, including salaries and related expenses, due to our continuing advancement and support of our internal product candidates through clinical trials.

General and Administrative Expenses

        General and administrative expenses for the year ended June 30, 2015 increased $3.7 million to $28.2 million from $24.5 million for the year ended June 30, 2014. General and administrative expenses for the year ended June 30, 2013 were $21.5 million. The increases in fiscal years 2015 and 2014 were primarily due to increases in salaries and related expenses, as well as increases in professional service fees, particularly consulting fees and patent expenses. We expect general and administrative expenses to increase marginally in fiscal 2016 compared to fiscal 2015 due primarily to increases in salaries and related expenses.

Investment Income, net

        Investment income for the years ended June 30, 2015, 2014 and 2013 was $69,000, $44,000 and $126,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

        In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 10%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other (Expense) Income, net

        Other (expense) income, net for the years ended June 30, 2015, 2014 and 2013 was $(916,000), $123,000 and $72,000, respectively. We incurred $(910,000), $120,000, and $(153,000) in foreign currency exchange (losses) and gains related to obligations with non-U.S. dollar-based suppliers and

Euro cash balances maintained to fulfill them during the years ended June 30, 2015, 2014 and 2013, respectively, and we recorded net gains on foreign currency forward contracts of $2,000 and $197,000 in fiscal years 2014 and 2013, respectively.

Liquidity and Capital Resources

	As of June 30,
	2015	2014
	(In thousands)
Cash and cash equivalents	$278,109	$142,261
Working capital	256,370	129,502
Shareholders' equity	35,104	75,699

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash used for operating activities	$(55,291)	$(53,650)	$(60,299)
Cash used for investing activities	(7,425)	(8,185)	(3,696)
Cash provided by financing activities	198,564	9,136	98,017

Cash Flows

        We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of June 30, 2015, we had approximately $278.1 million in cash and cash equivalents. Net cash used for operating activities was $55.3 million, $53.7 million and $60.3 million during the years ended June 30, 2015, 2014 and 2013, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non-cash items. Cash used for operating activities in fiscal 2015 benefited from the $20 million upfront payment received from Takeda in March 2015 with the execution of a right- to-test agreement between the companies.

        Net cash used for investing activities was $7.4 million, $8.2 million and $3.7 million for the years ended June 30, 2015, 2014 and 2013, respectively, and substantially represents cash outflows from capital expenditures. Capital expenditures were $7.4 million, $8.2 million and $3.8 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Capital expenditures for the years ended June 30, 2015, 2014 and 2013 consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters and manufacturing facility, laboratory equipment and computer software applications.

        Net cash provided by financing activities was $198.6 million, $9.1 million and $98.0 million for the years ended June 30, 2015, 2014 and 2013, respectively, which includes the proceeds from the exercise of approximately 651,000, 1.1 million and 666,000 stock options, respectively. Also, pursuant to a public offering, in fiscal 2013, we issued and sold 6,250,000 shares of our common stock resulting in net proceeds of $94.0 million.

        As discussed above, in April 2015, Immunity Royalty Holdings, L.P. purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla. At consummation of the transaction in April 2015, we received gross cash proceeds of $200 million. We recorded these cash proceeds as a deferred royalty obligation liability which is being amortized over the expected royalty recovery period. As part of this transaction, the Company incurred approximately $5.9 million in transaction costs.

        We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures through fiscal year 2017. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Waltham lease obligations(1)	$69,893	$6,028	$12,173	$12,835	$38,857
Other operating lease obligations(1)	3.359	1,102	2,227	30	—
Liability related to the sale of future royalties(2)	199,662	7,906	54,219	88,290	49,247

Total	$272,914	$15,036	$68,619	$101,155	$88,104

(1)
Lease agreements were signed in July 2007, November 2010 and April 2013, and amended in December 2013 and April 2014. In December 2014, we entered into a sublease for 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA through July 2018. We will receive approximately $370,000 in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

(2)
See Note E to the Consolidated Financial Statements in Item 8 for discussion of this liability.

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

        As of June 30, 2015, the maximum amount that may be payable in the future under our current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The original effective date would have required us to adopt beginning in our first quarter of fiscal 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either our first quarter of fiscal 2018 or 2019. The new revenue standard allows for either full retrospective or modified retrospective application. We are currently evaluating the timing of its adoption and the impact that this guidance will have on our consolidated financial statements and related disclosures.

        In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new standard gives a company's management the final responsibilities to decide whether there's substantial doubt about the company's ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company's ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for us on July 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

        In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (Topic 330). To simplify the principles for subsequent measurement of inventory, this new standard requires inventory measured using any method other than LIFO or the retail method shall be measured at the lower of cost and net realizable value, rather than lower of cost or market. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not currently own derivative financial instruments in our investment portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

        Our foreign currency hedging program uses either forward contracts or a Euro-denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro-denominated bank account as we have no forward contracts at June 30, 2015.

Item 8.    Financial Statements and Supplementary Data

IMMUNOGEN, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 27, 2015

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	June 30, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$278,109	$142,261
Accounts receivable	5,088	1,896
Unbilled revenue	714	1,329
Inventory	2,935	2,950
Current portion of deferred financing costs	1,159	—
Prepaid and other current assets	4,175	2,320

Total current assets	292,180	150,756
Property and equipment, net of accumulated depreciation	16,254	14,349
Deferred financing costs, net of current portion	4,415	—
Other assets	974	213

Total assets	$313,823	$165,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$8,138	$4,819
Accrued compensation	8,346	6,865
Other accrued liabilities	10,441	6,668
Current portion of deferred lease incentive	646	528
Current portion of liability related to the sale of future royalties	7,906	—
Current portion of deferred revenue	333	2,374

Total current liabilities	35,810	21,254
Deferred lease incentive, net of current portion	6,301	5,679
Deferred revenue, net of current portion	40,855	58,969
Liability related to the sale of future royalties, net of current portion	191,756	—
Other long-term liabilities	3,997	3,717

Total liabilities	278,719	89,619
Commitments and contingencies (Note H)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value; authorized 150,000 shares; issued and outstanding 86,579 and 85,903 shares as of June 30, 2015 and 2014, respectively	866	859
Additional paid-in capital	743,108	722,971
Accumulated deficit	(708,870)	(648,131)

Total shareholders' equity	35,104	75,699

Total liabilities and shareholders' equity	$313,823	$165,318

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Year Ended June 30,
	2015	2014	2013
Revenues:
License and milestone fees	$57,815	$39,455	$24,227
Royalty revenue	13,867	10,346	592
Non-cash royalty revenue related to the sale of future royalties	5,484	—	—
Research and development support	2,848	7,187	7,873
Clinical materials revenue	5,527	2,908	2,843

Total revenues	85,541	59,896	35,535
Operating Expenses:
Research and development	111,768	106,958	87,073
General and administrative	28,228	24,469	21,471

Total operating expenses	139,996	131,427	108,544

Loss from operations	(54,455)	(71,531)	(73,009)
Investment income, net	69	44	126
Non-cash interest expense on liability related to the sale of future royalties	(5,437)	—	—
Other (expense) income, net	(916)	123	72

Net loss	$(60,739)	$(71,364)	$(72,811)

Basic and diluted net loss per common share	$(0.71)	$(0.83)	$(0.87)

Basic and diluted weighted average common shares outstanding	86,038	85,481	84,063

Other comprehensive loss	—	—	—

Total comprehensive loss	$(60,739)	$(71,364)	$(72,811)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2012	77,759	$778	$587,068	$(503,956)	$83,890
Net loss	—	—	—	(72,811)	(72,811)
Stock options exercised	666	6	4,020	—	4,026
Restricted stock award	50	—	—	—	—
Stock-based compensation expense	—	—	12,400	—	12,400
Issuance of common stock in a public offering, net of issuance costs	6,250	63	93,928	—	93,991
Directors' deferred share unit compensation	—	—	351	—	351

Balance at June 30, 2013	84,725	$847	$697,767	$(576,767)	$121,847

Net loss	—	—	—	(71,364)	(71,364)
Stock options exercised	1,134	11	9,125	—	9,136
Stock-based compensation expense	—	—	15,647	—	15,647
Directors' deferred share units converted	44	1	(1)	—	—
Directors' deferred share unit compensation	—	—	433	—	433

Balance at June 30, 2014	85,903	$859	$722,971	$(648,131)	$75,699

Net loss	—	—	—	(60,739)	(60,739)
Stock options exercised	651	7	4,422	—	4,429
Restricted stock award	25	—	—	—	—
Stock-based compensation expense	—	—	15,326	—	15,326
Directors' deferred share unit compensation	—	—	389	—	389

Balance at June 30, 2015	86,579	$866	$743,108	$(708,870)	$35,104

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(60,739)	$(71,364)	$(72,811)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(5,484)	—	—
Non-cash interest expense on liability related to sale of future royalties	5,437	—	—
Depreciation and amortization	5,513	4,598	4,641
Loss (Gain) on sale/disposal of fixed assets	7	20	(21)
Gain on forward contracts	—	(2)	(197)
Non-cash licensing fee	—	12,830	—
Stock and deferred share unit compensation	15,715	16,080	12,751
Deferred rent	195	297	(109)
Change in operating assets and liabilities:
Accounts receivable	(3,192)	(1,896)	129
Unbilled revenue	615	792	(925)
Inventory	15	(2,247)	585
Prepaid and other current assets	(1,855)	571	(181)
Restricted cash	—	2,231	319
Other assets	(761)	4	(43)
Accounts payable	3,319	321	1,103
Accrued compensation	1,481	712	1,211
Other accrued liabilities	3,248	(394)	481
Deferred revenue, net of non-cash upfront license payment	(20,155)	(16,675)	(7,232)
Proceeds from landlord for tenant improvements	1,350	472	—

Net cash used for operating activities	(55,291)	(53,650)	(60,299)

Cash flows from investing activities:
Purchases of property and equipment, net	(7,425)	(8,184)	(3,770)
(Payments) proceeds from settlement of forward contracts	—	(1)	74

Net cash used for investing activities	(7,425)	(8,185)	(3,696)

Cash flows from financing activities:
Proceeds from stock options exercised	4,429	9,136	4,026
Proceeds from sale of future royalties, net of $5,865 of transaction costs	194,135	—	—
Proceeds from common stock issuance, net	—	—	93,991

Net cash provided by financing activities	198,564	9,136	98,017

Net change in cash and cash equivalents	135,848	(52,699)	34,022
Cash and cash equivalents, beginning of period	142,261	194,960	160,938

Cash and cash equivalents, end of period	$278,109	$142,261	$194,960

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

A.    Nature of Business and Plan of Operations

        ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $60.7 million during the fiscal year ended June 30, 2015, and has an accumulated deficit of approximately $708.9 million as of June 30, 2015. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

        At June 30, 2015, the Company had $278.1 million of cash and cash equivalents on hand. The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

B.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. All intercompany transactions and balances have been eliminated.

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

  Subsequent Events

        The Company has evaluated all events or transactions that occurred after June 30, 2015 up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

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

        At June 30, 2015, the Company had the following two types of agreements with the parties identified below:

  •
  Development and commercialization licenses, which provide the party with the right to use the Company's ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

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

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

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

AS OF JUNE 30, 2015

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company's full cost, and the Company's full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the fiscal years ended June 30, 2015, 2014 and 2013, the difference between the Company's full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $9.2 million, $2.3 million and $755,000, respectively. The majority of the Company's costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company's costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company's per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

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

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        Inventory at June 30, 2015 and 2014 is summarized below (in thousands):

	June 30,
	2015	2014
Raw materials	$279	$437
Work in process	2,656	2,513

Total	$2,935	$2,950

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

        Raw materials inventory cost is stated net of write-downs of $1.4 million and $661,000 as of June 30, 2015 and June 30, 2014, respectively. The write-downs represent the cost of raw materials that the Company considers to be in excess of a twelve-month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

AS OF JUNE 30, 2015

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

        During fiscal years 2015, 2014 and 2013, the Company obtained additional amounts of DMx from its supplier which yielded more material than would be required by the Company's collaborators over the next twelve months and as a result, the Company recorded $1.0 million, $364,000 and $798,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. Increases in the Company's on-hand supply of raw materials, or a reduction to the Company's collaborators' projections, could result in significant changes in the Company's estimate of the net realizable value of such raw material inventory. Reductions in collaborators' projections could indicate that the Company has excess raw material inventory and the Company would then evaluate the need to record write-downs as charges to research and development expense.

  Unbilled Revenue

        The majority of the Company's unbilled revenue at June 30, 2015 and 2014 represents research funding earned based on actual resources utilized under the Company's various collaborator agreements.

  Other Accrued Liabilities

        Other accrued liabilities consisted of the following at June 30, 2015 and 2014 (in thousands):

	June 30,
	2015	2014
Accrued contract payments	$5,830	$2,914
Accrued clinical trial costs	1,735	1,778
Accrued professional services	788	833
Accrued employee benefits	567	454
Accrued public reporting charges	192	183
Other current accrued liabilities	1,329	506

Total	$10,441	$6,668

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

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

  Financial Instruments and Concentration of Credit Risk

        Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company's cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of June 30, 2015. The Company's investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized in earnings during the period of change. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated existing or anticipated receivable or payable balance would be offset by the loss or gain on the forward contract. Net gains on forward contracts for the years ended June 30, 2014 and 2013 were $2,000 and $197,000, respectively, and are included in the accompanying Consolidated Statement of Operations as other (expense) income, net. As of June 30, 2015 and 2014, the Company had no outstanding forward contracts. The Company does not anticipate using derivative instruments for any purpose other than hedging exchange rate exposure.

  Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2015 and June 30, 2014, the Company held $278.1 million and $142.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        As of June 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$278,109	$278,109	$—	$—

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

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $(7,000), $(20,000) and $21,000 of (losses) gains on the sale/disposal of certain furniture and equipment during the years ended June 30, 2015, 2014, and 2013, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

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

  Computation of Net Loss per Common Share

        Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the "two-class method"). Shares of the Company's restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

        The Company's common stock equivalents, as calculated in accordance with the treasury-stock method, are shown in the following table (in thousands):

	June 30,
	2015	2014	2013
Options outstanding to purchase common stock and unvested restricted stock	9,739	8,486	7,703
Common stock equivalents under treasury stock method	770	1,820	2,149

        The Company's common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company's net loss position.

  Stock-based Compensation

        As of June 30, 2015, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan. As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company's common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Year Ended June 30,
	2015	2014	2013
Dividend	None	None	None
Volatility	60.86%	60.44%	60.44%
Risk-free interest rate	1.84%	1.74%	0.87%
Expected life (years)	6.3	6.3	6.3

        Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during fiscal years 2015, 2014 and 2013 were $6.04, $10.50, and $8.60 per share, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity under the 2006 Plan as of June 30, 2015, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Yrs	Aggregate Intrinsic Value
Outstanding at June 30, 2014	8,449	$12.93
Granted	2,743	$10.38
Exercised	(651)	$6.81
Forfeited/Canceled	(852)	$14.42

Outstanding at June 30, 2015	9,689	$12.49	6.78	$28,260

Outstanding at June 30, 2015—vested or unvested and expected to vest	9,432	$12.50	6.72	$27,446

Exercisable at June 30, 2015	5,380	$11.89	5.31	$17,939

        In November 2012 and January 2015, the Company granted two officers of the Company 50,000 and 25,000 shares of restricted stock, respectively, upon hire. Pursuant to the agreements, the shares vest ratably in annual installments over the subsequent four years. The fair value of the restricted stock was determined by the closing price on the date of grant. A summary of restricted stock activity under the 2006 Plan as of June 30, 2015, and changes during the twelve month period then ended is presented below (in thousands, except weighted-average data):

	Number of Restricted Stock Shares	Weighted- Average Exercise Price
Unvested at June 30, 2014	37,500	$11.93
Awarded	25,000	$6.53
Vested	(12,500)	$11.93

Unvested at June 30, 2015	50,000	$9.23

        Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $15.3 million, $15.6 million and $12.4 million during the fiscal years ended June 30, 2015, 2014, and 2013, respectively. As of June 30, 2015, the estimated fair value of unvested employee awards was approximately $19.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

        A summary of option activity for options vested during the fiscal years ended June 30, 2015, 2014 and 2013 is presented below (in thousands):

	Year Ended June 30,
	2015	2014	2013
Total fair value of options vested	$16,145	$12,535	$9,670
Total intrinsic value of options exercised	3,275	9,961	6,737
Cash received for exercise of stock options	4,429	9,136	4,026

  Comprehensive Loss

        The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company's net loss for the years ended June 30, 2015, 2014 and 2013.

  Segment Information

        During the three fiscal years ended June 30, 2015, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segment Reporting, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

        The percentages of revenues recognized from significant customers of the Company in the years ended June 30, 2015, 2014 and 2013 are included in the following table:

	Year Ended June 30,
Collaborative Partner:	2015	2014	2013
Lilly	21%	18%	2%
Novartis	43%	38%	49%
Roche	23%	34%	30%

        There were no other customers of the Company with significant revenues in the years ended June 30, 2015, 2014 and 2013.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The original effective date would have required the Company to adopt beginning in its first quarter of fiscal 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of fiscal 2018 or 2019. The new revenue standard allows for either full retrospective or modified retrospective application. The Company is

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

B.    Summary of Significant Accounting Policies (Continued)

currently evaluating the timing of its adoption and the impact that this guidance will have on its consolidated financial statements and related disclosures.

        In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new standard gives a company's management the final responsibilities to decide whether there's substantial doubt about the company's ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company's ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements.

        In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (Topic 330). To simplify the principles for subsequent measurement of inventory, this new standard requires inventory measured using any method other than LIFO or the retail method shall be measured at the lower of cost and net realizable value, rather than lower of cost or market. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

C.    Agreements

Significant Collaborative Agreements

  Roche

        In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company's maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In February 2013, the US FDA granted marketing approval to the HER2-targeting ADC compound, Kadcyla. Roche received marketing approval for Kadcyla in Japan and in the European Union (EU) in September 2013 and November 2013, respectively. They have also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through June 30, 2015, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The US marketing approval of Kadcyla in February 2013 triggered a $10.5 million regulatory milestone payment to the Company, which is included in license and milestone fees for the fiscal year ended June 30, 2013. The Company received two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU, which is included in license and milestone fees for the fiscal year ended June 30, 2014. Based on an evaluation of the effort contributed to the achievement of these milestones in fiscal years 2014 and 2013, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the non-refundable payments as revenue upon achievement of the milestones. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

        The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were recorded and included in royalty revenue for the year ended June 30, 2015 compared to $10.3 million of royalties on net sales of Kadcyla for the twelve- month period ended March 31, 2014 recorded and included in royalty revenue for the year ended June 30, 2014. The Company recorded $592,000 of royalties on net sales of Kadcyla for the three-month period ended March 31, 2013 in its fourth quarter of fiscal 2013. Total revenues for the year ended June 30, 2015 also include $5.5 million of non-cash royalty revenue on net sales of Kadcyla for the three-month period ended March 31, 2015 as royalties on Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E

        Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company's maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate May 2000 right-to-test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through June 30, 2015. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing these products, this milestone was deemed substantive. Roche no longer has the right to take additional licenses under the right-to-test agreement. The Company received non-refundable technology access fees totaling $5 million for the eight-year term of the right-to-test agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

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

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        Costs directly attributable to the Amgen collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Amgen as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $62,000, $179,000 and $174,000 for fiscal years 2015, 2014 and 2013, respectively. The costs related to clinical

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

materials sold were approximately $664,000 and $670,000 for fiscal years 2014 and 2013, respectively. There were no similar costs recorded in fiscal year 2015.

  Sanofi

        In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company's maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of June 30, 2015 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

        The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through June 30, 2015, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the year ended June 30, 2015, as well as a $500,000 development milestone related to an undisclosed target which is included in license and milestone fee revenue for the year ended June 30, 2013. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company's estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing. During the current period, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi's current plans to develop and manufacture the product without the assistance of the Company. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the first quarter of fiscal 2015. This change in estimate results in an increase to license and milestone fees of $1.5 million for the year ended June 30, 2015 compared to amounts that would have been recognized pursuant to the Company's previous estimate. The next payment the Company could receive would either be a $2 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken, or a $2 million exercise fee for the execution of a second license. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive.

  Biotest

        In July 2006, the Company granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. Biotest is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $1 million upfront payment upon execution of the agreement and could receive up to $35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$4.5 million; and regulatory milestones—$31 million. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of indatuximab ravtansine which triggered a $500,000 milestone payment to the Company. The next potential milestone we will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

Company's past involvement in the research and manufacturing of this product, these milestones were deemed substantive.

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

        Costs directly attributable to the Biotest collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Biotest as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $309,000, $305,000 and $339,000 for fiscal years 2015, 2014 and 2013, respectively. The costs related to clinical materials sold were approximately $3 million, $670,000 and $577,000 for fiscal years 2015, 2014 and 2013, respectively.

  Bayer HealthCare

        In October 2008, the Company granted Bayer HealthCare an exclusive development and commercialization license to the Company's maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer HealthCare under this collaboration—the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through June 30, 2015, the Company has received and recognized an aggregate of $3 million in milestone payments under this agreement. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a non-pivotal Phase II clinical trial, which will result in a $4 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company's past involvement in the research and supply of cytotoxic agent for this product candidate, this milestone was deemed substantive.

        The Company had previously deferred the $4 million upfront payment received and was recognizing this amount as revenue ratably over the estimated period of substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

Phase II testing. During the first quarter of fiscal 2012, Bayer HealthCare initiated Phase I clinical testing of its product candidate. In reaching this stage of clinical testing, Bayer HealthCare developed its own processes for manufacturing required clinical material and produced clinical material in its own manufacturing facility. Considering that Bayer HealthCare was able to accomplish this without significant reliance on the Company, and considering that the Company's expected future involvement would be primarily supplying Bayer HealthCare with small quantities of cytotoxic agents for a limited period of time, the Company believed its period of substantial involvement would end prior to the completion of non-pivotal Phase II testing. As a result of this determination, beginning in September 2011, the Company recognized the balance of the upfront payment as revenue ratably through September 2012. Costs directly attributable to the Bayer collaborative agreement related to costs of clinical materials sold were approximately $297,000 for fiscal year 2013. There were no similar costs recorded in fiscal years 2015 and 2014.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.

        In October 2013 and November 2013, Novartis took its second and third exclusive licenses to single targets, and in October 2014, took three remaining exclusive licenses, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015 and May 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, and P-cadherin-targeting ADC product candidate, PCA062, respectively, triggering a $5 million development milestone payment to the Company with each event, both of which are included in license and milestone fee revenue for the year ended June 30, 2015. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under these two licenses or a $5 million development milestone for commencement of a Phase I clinical trial under any of its other four licenses. At the time of execution of these agreements, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company's past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. Additionally, the Company is entitled to receive royalties on product sales, if any.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        Upon payment of the extension fee in October 2013, the total arrangement consideration of $60.2 million (which comprises the $45 million upfront payment, the amendment fee of $3.5 million, the $5 million extension fee, the exercise fee for each license, and the expected fees for the research services to be provided under the remainder of the arrangement) was reallocated to the deliverables based on the relative selling price method as follows: $55 million to the delivered and undelivered development and commercialization licenses; $4.5 million to the rights to future technological improvements; and $710,000 to the research services. The Company recorded $25.7 million of the $55 million of the arrangement consideration outlined above for the three development and commercialization licenses taken in October 2014, which is included in license and milestone fee revenue for the year ended June 30, 2015, $17.2 million for the two development and commercialization licenses taken by Novartis in October 2013 and November 2013, which is included in license and milestone fee revenue for the year ended June 30, 2014, and $11.1 million for the development and commercialization licenses taken in March 2013, which is included in license and milestone fee revenue for the year ended June 30, 2013. The Company also recorded a cumulative catch-up of $1 million for the license delivered in March 2013 and the delivered portion of the license covering future technological improvements, which is included in license and milestone fee revenue for the year ended June 30, 2014.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        Costs directly attributable to the Novartis collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Novartis as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $141,000, $1.4 million and $2.4 million for fiscal years 2015, 2014 and 2013, respectively. The costs related to clinical materials sold were approximately $644,000, $1.3 million and $134,000 for fiscal years 2015, 2014 and 2013, respectively.

  Lilly

        Eli Lilly and Company (Lilly) had the right to take three exclusive development and commercialization licenses under a right-to-test agreement established in December 2011, and took these licenses prior to the expiration of the agreement in December 2014. The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement in 2011. Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. The next payment the Company could receive would be a $5 million development milestone payment with the initiation of a Phase I clinical trial under any of these three development and commercialization licenses taken. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones related to initiation of a Phase I clinical trial under the development and commercialization licenses would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        The total arrangement consideration of $28.2 million (which comprises the $20 million upfront payment, the exercise fee, if any, for each license, the expected fees for the research services to be provided and the cytotoxic agent to be delivered under the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $23.5 million to the development and commercialization licenses; $0.6 million to the rights to future technological improvements, $0.8 million to the sale of cytotoxic agent; and $3.3 million to the research services. Upon execution of the development and commercialization license taken by Lilly in August 2013, the Company recorded $7.8 million of the $23.5 million of the arrangement consideration outlined above, which is included in license and milestone fee revenue for the year ended June 30, 2014. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. Upon execution of two development and commercialization licenses taken by Lilly in December 2014, the Company recognized as license revenue the remaining $15.6 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the year ended June 30, 2015. The Company will recognize research services revenue and revenue from the delivery of cytotoxic agents as the related services and cytotoxic agents are delivered.

        Costs directly attributable to the Lilly collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Lilly as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $499,000, $1.2 million and $310,000 for fiscal years 2015, 2014 and 2013 respectively. The costs related to clinical materials sold were approximately $1.1 million, $26,000 and $10,000 for fiscal years 2015, 2014 and 2013, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

  CytomX

        In January 2014, the Company entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX with the right to test the Company's ADC technology with CytomX Probodies™ to create Probody-drug conjugates (PDCs) directed to a specified number of targets under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the Company's ADC technology to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The Company received no upfront cash payment in connection with the execution of the right-to-test agreement. Instead, the Company received reciprocal rights to CytomX's Probody technology whereby the Company was provided the right to test CytomX's Probody technology to create PDCs directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize PDCs directed to the specified targets on terms agreed upon at the inception of the right-to-test agreement. The terms of the right-to-test agreement require the Company and CytomX to each take its respective development and commercialization licenses by the end of the term of the research licenses. In addition, both the Company and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

        The estimated selling price of the rights to technological improvements is the Company's best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by CytomX. In estimating these probabilities, the Company considered factors such as the technology that is the subject of the development and commercialization license, the Company's history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of the product candidate pursuant to the development and commercialization license. The Company's estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of the commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidate. The estimate of probability was multiplied by the estimated selling price of the development and commercialization license and the resulting cash flow was discounted at a rate of 13%, representing the Company's estimate of its cost of capital at the time.

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

        No license fee revenue has been recognized related to this agreement through June 30, 2015 as the research license was not considered to be substantive and the development and commercialization license had not been delivered at this time. Accordingly, $13.0 million of allocated arrangement consideration is included in long-term deferred revenue at June 30, 2015.

        The $13.1 million of total allocable consideration to be accounted for as revenue described above is also the amount that was used to account for the expense of the licenses and research services the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        Costs directly attributable to the CytomX collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of CytomX. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $130,000, for fiscal year 2015. There were no similar costs recorded in fiscal years 2014 and 2013.

  Takeda

        In March 2015, the Company entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company's ADC technology with Takeda's antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company's ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million. Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million. If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

AS OF JUNE 30, 2015

C.    Agreements (Continued)

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

        The total arrangement consideration of $31.4 million (which comprises the $20 million upfront payment, the $8 million payment to expand the agreement and the expected fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $25.9 million to the three development and commercialization licenses; $2.1 million to the rights to future technological improvements; and $3.4 million to the research services. The Company will recognize as license revenue an equal amount of the total arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Takeda upon Takeda's exercise of its options to such licenses. At the time the first development and commercialization license is taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management's estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company does not control when Takeda will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

        Costs directly attributable to the Takeda collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

C.    Agreements (Continued)

Takeda. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $113,000 for fiscal year 2015.

Other Collaborative Agreements

        In December 2004, the Company entered into a development and license agreement with a predecessor to Janssen Biotech (formerly known as Centocor), a wholly owned subsidiary of Johnson & Johnson. Under the terms of this agreement, Janssen was granted exclusive worldwide rights to develop and commercialize anticancer therapeutics that consist of the Company's maytansinoid cell-killing agent attached to an av integrin-targeting antibody that was developed by Janssen. Per notice to the Company, effective July 2014, Janssen relinquished its rights to the target. Accordingly, the Company recognized the remaining $241,000 of the $1 million upfront fee received from Janssen upon execution of the 2004 license agreement and is included in license and milestone fee revenue for the fiscal year ended June 30, 2015.

D.    Property and Equipment

        Property and equipment consisted of the following at June 30, 2015 and 2014 (in thousands):

	June 30,
	2015	2014
Leasehold improvements	$32,355	$28,464
Machinery and equipment	18,398	16,724
Computer hardware and software	6,897	5,846
Furniture and fixtures	3,290	1,876
Assets under construction	2,361	3,688

	$63,301	$56,598
Less accumulated depreciation	(47,047)	(42,249)

Property and equipment, net	$16,254	$14,349

        Depreciation expense was approximately $5.5 million for the year ended June 30, 2015 and $4.6 million for each of the years ended June 30, 2014 and 2013. Included in the table above, the Company's investment in equipment under capital leases was $724,000, net of accumulated amortization of $190,000, at June 30, 2015 and $574,000, net of accumulated amortization of $50,000, at June 30, 2014.

E.    Liability Related to Sale of Future Royalties

        In April 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under the Company's development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction in April 2015, the

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

E.    Liability Related to Sale of Future Royalties (Continued)

Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented in the accompanying consolidated balance sheet as deferred financing costs and will be amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

        The following table shows the activity within the liability account during the period from the inception of the royalty transaction in April 2015 to June 30, 2015 (in thousands):

Period from inception to June 30, 2015
Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties	200,000
Non-cash Kadcyla royalty revenue	(5,484)
Non-cash interest expense recognized	5,146

Liability related to sale of future royalties—ending balance	$199,662

        As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company's estimate of this total interest expense resulted in an effective annual interest rate of approximately 10.3%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company's control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

E.    Liability Related to Sale of Future Royalties (Continued)

        In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

F.    Income Taxes

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended June 30,
	2015	2014	2013
Loss before income tax expense	$(60,739)	$(71,364)	$(72,811)

Expected tax benefit at 34%	$(20,651)	$(24,264)	$(24,756)
Permanent differences	2,766	1,953	1,540
State tax benefit net of federal benefit	(3,252)	(4,062)	(3,921)
Increase in valuation allowance, net	27,940	26,011	25,624
Federal research credit	(1,407)	(1,002)	(2,260)
Federal orphan drug credit	(5,471)	—	—
Expired loss and credit carryforwards	75	1,364	3,773

Benefit for income taxes	$—	$—	$—

        At June 30, 2015, the Company has net operating loss carryforwards of approximately $249.3 million available to reduce federal taxable income, if any, that expire in 2020 through 2035 and $87.1 million available to reduce state taxable income, if any, that expire in fiscal 2020 through fiscal 2035. Included in the federal and state carryforwards is $25.6 million and $22.2 million, respectively, related to deductions from the exercise of stock options and the related tax benefit which will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash. The Company also has federal and state credit carryforwards of approximately $28 million available to offset federal and state income taxes, which expire beginning in fiscal 2016. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

F.    Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 2015 and 2014 are as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$89,362	$144,230
Federal and state tax credit carryforwards	25,131	14,453
Property and other intangible assets	2,532	2,386
Deferred revenue	16,179	24,095
Stock-based compensation	11,379	9,047
Deferred lease incentive	4,279	3,908
Other liabilities	3,177	1,234
Royalty sale	78,427	—

Total deferred tax assets	$230,466	$199,353

Deferred tax liabilities:
Accounting method change	(983)	—
Royalty sale transaction costs	(2,190)	—

Total deferred tax liabilities	$(3,173)	$—

Valuation allowance	(227,293)	(199,353)

Net deferred tax assets/(liabilities)	$—	$—

        The valuation allowance increased by $27.9 million during 2015 due primarily to the tax treatment of the royalty sale and additional net loss incurred during the year, partially offset by the utilization of net operating loss carryforwards.

        Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. Additionally, the Company has not completed a Research and Development Credit Study, accordingly it is probable that a portion of the tax credit carryforward may not be available to offset future income. During fiscal year 2015, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation. The study was performed in anticipation of the Royalty Obligation transaction being completed (see

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

F.    Income Taxes (Continued)

Note E), as that transaction for tax purposes is considered a gain on the sale of royalties and is taxable in the year it occurs. The result of the study indicated that the Company would be able to utilize its NOL's to fully offset the taxable income that resulted from the royalty transaction. Accordingly, there is no provision for income taxes in the current year.

        Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact our effective tax rate. The Company's loss and credit carryforwards are subject to adjustment by state and federal taxing authorities, commencing when those losses are utilized to reduce taxable income.

G.    Capital Stock

  Common Stock Reserved

        At June 30, 2015, the Company has reserved 16.2 million shares of authorized common stock for the future issuance of shares under the 2006 Plan and the 2004 Director Plan. See "Stock-Based Compensation" in Note B for a description of the 2006 Plan and the Former Plan and Note G below for a description of the 2004 Director Plan.

  Stock Options

        As of June 30, 2015, the 2006 Plan was the only employee share-based compensation plan of the Company. During the year ended June 30, 2015, holders of options issued under the 2006 Plan and the Former Plan exercised their rights to acquire an aggregate of 651,000 shares of common stock at prices ranging from $3.19 to $10.89 per share. The total proceeds to the Company from these option exercises were approximately $4.4 million.

        The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at June 30, 2015, 2014 and 2013:

	Exercisable (in thousands)	Weighted- Average Exercise Price
June 30, 2015	5,380	$11.89
June 30, 2014	4,637	$9.79
June 30, 2013	4,202	$7.97

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

AS OF JUNE 30, 2015

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

        During the years ended June 30, 2015, 2014 and 2013, the Company recorded approximately $16,000, $(30,000), and $(1,000) in compensation expense (expense reduction), respectively, related to approximately 6,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

AS OF JUNE 30, 2015

G.    Capital Stock (Continued)

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

        As with the 2004 Plan, vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director's deferred stock units will be settled in shares of our common stock issued under our 2006 Plan at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. The new policy provides that all unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2006 Plan. Pursuant to the Compensation Policy for Non-Employee Directors, the Company issued a retiring director 43,615 shares of common stock in November 2013.

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

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

G.    Capital Stock (Continued)

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

        In addition to the deferred share units, the Non-Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 80,000, 80,000 and 41,805 options in fiscal years ended 2015, 2014 and 2013, respectively, and the related compensation expense is included in the amounts discussed in the "Stock-Based Compensation" section of footnote B above.

        Pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company recorded approximately:

  •
  $389,000 in compensation expense during the year ended June 30, 2015 related to the grant of 31,000 deferred share units and 15,000 deferred share units previously granted;

  •
  $433,000 in compensation expense during the year ended June 30, 2014 related to the grant of 28,000 deferred share units and 19,000 deferred share units previously granted; and

  •
  $351,000 in compensation expense during the year ended June 30, 2013 related to the grant of 26,000 deferred share units and 21,000 deferred share units previously granted.

H.    Commitments and Contingencies

  Leases

        Effective July 27, 2007, the Company entered into a lease agreement with Intercontinental Fund III for the rental of approximately 89,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2020. The Company uses this space for its corporate headquarters

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

H.    Commitments and Contingencies (Continued)

and other operations. In December 2013, the Company modified its lease agreement at 830 Winter Street, Waltham, MA to include approximately 19,000 square feet of additional office space through 2020, concurrent with the remainder of the original lease term. As part of the lease amendment, the Company received a construction allowance of approximately $746,000 to build out office space to the Company's specifications. The Company obtained physical control of the additional space to begin construction in January 2014. In April, 2014, the Company again modified its lease agreement at this site to extend the lease to 2026. The Company may extend the lease for two additional terms of five years. As part of this lease amendment, the Company received a construction allowance of approximately $1.1 million to build out office space to the Company's specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2009 for 14,100 square feet of this space in Waltham through January 2015; however, the Company and the sublessee agreed to end the lease term effective December 31, 2014.

        Effective April 2012, the Company entered into a sublease agreement for the rental of 7,310 square feet of laboratory and office space at 830 Winter Street, Waltham, MA from Histogenics Corporation, the term of which expired in May 2015.

        The Company also leases manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

        Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease was for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective January 2015 through the remaining initial term of the lease.

        Facilities rent expense, net of sublease income, was approximately $6.0 million, $5.4 million and $4.8 million during fiscal years 2015, 2014 and 2013, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

H.    Commitments and Contingencies (Continued)

        As of June 30, 2015, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2016	$7,130
2017	7,147
2018	7,253
2019	6,441
2020	6,424
Thereafter	38,857

Total minimum lease payments	$73,252
Total minimum rental income from subleases	(370)

Total minimum lease payments, net	$72,882

        There are no obligations under capital leases as of June 30, 2015, as all of the capital leases were single payment obligations which have all been made.

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

I.    Employee Benefit Plans

        The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company's matching contribution is 50% of the first 6% of the eligible employees' contributions. In fiscal years 2015, 2014 and 2013, the Company's contributions to the 401(k) Plan totaled approximately $875,000, $710,000, and $593,000, respectively.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

J.    Quarterly Financial Information (Unaudited)

	Fiscal Year 2015
	First Quarter Ended September 30, 2014	Second Quarter Ended December 31, 2014	Third Quarter Ended March 31, 2015	Fourth Quarter Ended June 30, 2015
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,234	$41,417	$5,078	$5,086
Royalty revenue	4,166	4,625	5,099	(23)
Non-cash royalty revenue related to the sale of future royalties	—	—	—	5,484
Research and development support	776	832	532	708
Clinical materials revenue	2,027	1,426	718	1,356

Total revenues	13,203	48,300	11,427	12,611
Expenses:
Research and development	28,018	27,647	25,666	30,437
General and administrative	7,095	6,872	7,000	7,261

Total expenses	35,113	34,519	32,666	37,698

(Loss) income from operations	(21,910)	13,781	(21,239)	(25,087)
Non-cash interest expense on liability related to sale of future royalty	—	—	—	(5,437)
Other (expense) income, net	(372)	(146)	(379)	50

Net (loss) income	$(22,282)	$13,635	$(21,618)	$(30,474)

Basic and diluted net (loss) income per common share	$(0.26)	$0.16	$(0.25)	$(0.35)

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF JUNE 30, 2015

J.    Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2014
	First Quarter Ended September 30, 2013	Second Quarter Ended December 31, 2013	Third Quarter Ended March 31, 2014	Fourth Quarter Ended June 30, 2014
	(In thousands, except per share data)
Revenues:
License and milestone fees	$13,167	$25,678	$305	$305
Royalty revenue	2,053	2,335	2,558	3,400
Research and development support	1,990	1,922	1,948	1,327
Clinical materials revenue	8	125	2,064	711

Total revenues	17,218	30,060	6,875	5,743
Expenses:
Research and development	22,029	20,862	38,280	25,787
General and administrative	6,526	5,447	6,040	6,456

Total expenses	28,555	26,309	44,320	32,243

(Loss) income from operations	(11,337)	3,751	(37,445)	(26,500)
Other income (expense), net	111	62	(7)	1

Net (loss) income	$(11,226)	$3,813	$(37,452)	$(26,499)

Basic and diluted net (loss) income per common share	$(0.13)	$0.04	$(0.44)	$(0.31)

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013.

        Based on this assessment, management has concluded that, as of June 30, 2015 our internal control over financial reporting is effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of June 30, 2015. This report appears immediately below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

        We have audited ImmunoGen, Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). ImmunoGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2015 and our report dated August 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 27, 2015

  (c)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2015 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this Annual Report on Form 10-K.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  Financial Statements:

          (1)   See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

          (2)   See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOGEN, INC.
By:	/s/ DANIEL M. JUNIUS Daniel M. Junius President and Chief Executive Officer (Principal Executive Officer)

Dated: August 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. JUNIUS Daniel M. Junius	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2015
/s/ DAVID B. JOHNSTON David B. Johnston	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2015
/s/ STEPHEN MCCLUSKI Stephen McCluski	Chairman of the Board of Directors	August 27, 2015
/s/ MARK GOLDBERG, M.D. Mark Goldberg, M.D.	Director	August 27, 2015
/s/ DEAN MITCHELL Dean Mitchell	Director	August 27, 2015
/s/ NICOLE ONETTO, M.D. Nicole Onetto, M.D.	Director	August 27, 2015
/s/ KRISTINE PETERSON Kristine Peterson	Director	August 27, 2015
/s/ HOWARD PIEN Howard Pien	Director	August 27, 2015
/s/ JOSEPH VILLAFRANCA PH.D. Joseph Villafranca, Ph.D.	Director	August 27, 2015
/s/ RICHARD WALLACE Richard Wallace	Director	August 27, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	April 30, 2010	3.1
3.1(a)	Articles of Amendment		10-Q	January 30, 2013	3.1
3.2	Amended and Restated By-Laws		8-K	April 6, 2007	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. ("Lessee"), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S-1	September 22, 1989 (File No. 33-31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S-1	November 6, 1991 (File No. 33-43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(c)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(d)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10-K	September 2, 2008	10.1(e)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(f)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(g)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10-K	September 2, 2008	10.1(h)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8-K	November 18, 2010	10.1
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.2(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	February 5, 2014	10.1
10.2(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	May 2, 2014	10.1
10.3*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10-Q	October 31, 2011	10.1
10.3(a)*	Amendment to License Agreement for Anti-HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10-K	August 28, 2006	10.32
10.3(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10-Q	May 7, 2009	10.1
10.3(c)	Third Amendment to License Agreement for Anti-HER2 Antibodies, made effective as of December 18, 2012, between the Registrant and Genentech, Inc.		10-Q	January 30, 2013	10.11
10.4*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi-aventis U.S. LLC (as successor-in-interest to Aventis Pharmaceuticals Inc.)		10-K	August 28, 2014	10.4
10.4(a)	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	October 30, 2014	10.4
10.4(b)	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	October 30, 2014	10.5
10.4(c)	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	October 30, 2014	10.6
10.5*	Option and License Agreement dated as of December 21, 2006 by and between the Registrant and sanofi-aventis U.S. LLC		10-Q	February 8, 2007	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.6*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.2
10.6(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 3, 2006	10.3
10.6(b)*	Amendment No. 2, dated December 10, 2014, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	February 5, 2015	10.1
10.7*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10-Q/A	October 10, 2012	10.1
10.8*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q/A	August 19, 2015	10.2
10.8(a)*	First Amendment, effective as of March 29, 2013, to Multi-Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q	May 6, 2013	10.1
10.9*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.10*	Multi-Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company		10-Q/A	August 19, 2015	10.3
10.10(a)*	First Amendment to Agreements dated as of December 9, 2013 by and between the Registrant and Eli Lilly and Company		10-Q	February 5, 2014	10.2
10.11*	Multi-Target Agreement dated as of March 20, 2015 by and between the Registrant and Millennium Pharmaceuticals, Inc.		10-Q	May 8, 2015	10.1
10.12*	Royalty Purchase Agreement dated as of March 24, 2015 by and among the Registrant, Hurricane, LLC and Immunity Royalty Holdings, L.P.		10-Q	May 8, 2015	10.2
10.13†	Restated Stock Option Plan		8-K	February 7, 2006	10.1
10.13(a)†	Form of Incentive Stock Option Agreement		8-K	February 7, 2006	10.2
10.13(b)†	Form of Non-Qualified Stock Option Agreement		8-K	February 7, 2006	10.3
10.14†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8-K	November 13, 2014	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.14(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.14(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.14(c)†	Form of Non-Qualified Stock Option Agreement for Directors		10-Q	October 29, 2010	10.1
10.14(d)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.14(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(g)
10.14(f)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(h)
10.14(g)†	Form of Non-Qualified Stock Option Agreement for Directors		10-K	August 29, 2012	10.14(i)
10.14(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S-8	November 21, 2012	99.1
10.15†	2001 Non-Employee Director Stock Plan		S-8	December 18, 2001	99
10.16†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September16, 2009		10-Q	November 4, 2009	10.1
10.17†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.18†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Craig Barrows		10-Q	January 30, 2013	10.1
10.19†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Daniel M. Junius		10-Q	January 30, 2013	10.2
10.20†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and John M. Lambert		10-Q	January 30, 2013	10.3
10.21†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Charles Q. Morris		10-Q	January 30, 2013	10.4
10.22†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Peter Williams		10-Q	January 30, 2013	10.7
10.23†	Compensation Policy for Non-Employee Directors, as amended through November 12, 2013		10-Q	February 5, 2014	10.3
10.24†	Employment offer letter between the Registrant and Charles Q. Morris		10-Q	January 30, 2013	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.25†	Change in Control Severance Agreement dated as of December 30, 2013 between the Registrant and David B. Johnston		10-Q	February 5, 2014	10.6
10.26†	Change in Control Severance Agreement dated as of February 20, 2014 between the Registrant and Ellie Harrison		10-Q	May 2, 2014	10.3
10.27†	Severance Plan for Vice Presidents and Higher		8-K	September 18, 2014	10.1
10.28†	Letter Agreement between the Registrant and Charles Q. Morris		8-K	September 30, 2014	10.1
10.29†	Employment offer letter between the Registrant and Sandra E. Poole		10-Q	October 30, 2014	10.1
10.30†	Change in Control Severance Agreement dated as of September 15, 2014 between the Registrant and Sandra E. Poole		10-Q	October 30, 2014	10.2
10.31†	Summary of Annual Bonus Program		8-K	November 13, 2014	10.2
10.30†	Employment offer letter between the Registrant and Richard J. Gregory		10-Q	February 5, 2015	10.2
10.32†	Change in Control Severance Agreement dated as of January 5, 2015 between the Registrant and Richard J. Gregory		10-Q	February 5, 2015	10.3
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment.

†
Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to the annual report on Form 10-K.

IMMUNOGEN, INC.

Stock Price Performance Graph

        The graph and table below compare the annual percentage change in our cumulative total shareholder return on our common stock for the period from June 30, 2010 through June 30, 2015 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the total cumulative return of the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index during such period. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph for the NASDAQ Pharmaceutical Stocks Total Return Index and the NASDAQ Stock Market Index (U.S.) was prepared by the Center for Research in Security Prices, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	2010	2011	2012	2013	2014	2015
IMMUNOGEN, INC.	$100.00	$131.50	$180.58	$178.96	$127.83	$155.12
NASDAQ STOCK MARKET INDEX (U.S.)	$100.00	$133.27	$145.10	$170.81	$223.11	$255.90
NASDAQ PHARMACEUTICAL STOCKS TOTAL RETURN INDEX*	$100.00	$129.87	$152.45	$210.78	$299.22	$414.84

*
This index represents a group of peer issuers compiled by the Center for Research in Security Prices.

        The above graph and table assume $100 invested on June 30, 2010 with all dividends reinvested, in each of our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Pharmaceutical Stocks Total Return Index. Upon written request by any shareholder, we will promptly provide a list of the companies comprising the NASDAQ Pharmaceutical Stocks Total Return Index.