Form 10-Q
period 2015-09-30
IMMUNOGEN INC
filed 2015-10-30
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Shares of common stock, par value $.01 per share: 86,984,630 shares outstanding as of October 27, 2015.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$247,843	$278,109
Accounts receivable	6,812	5,088
Unbilled revenue	899	714
Inventory	1,246	2,935
Current portion of deferred financing costs	1,136	1,159
Prepaid and other current assets	4,080	4,175
Total current assets	262,016	292,180
Property and equipment, net of accumulated depreciation	18,510	16,254
Deferred financing costs, net of current portion	4,147	4,415
Other assets	911	974

Total assets	$285,584	$313,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,689	$8,138
Accrued compensation	3,262	8,346
Other accrued liabilities	9,631	10,441
Current portion of deferred lease incentive	646	646
Current portion of liability related to the sale of future royalties	11,862	7,906
Current portion of deferred revenue	858	333
Total current liabilities	35,948	35,810

Deferred lease incentive, net of current portion	6,139	6,301
Deferred revenue, net of current portion	40,794	40,855
Liability related to the sale of future royalties, net of current portion	186,967	191,756
Other long-term liabilities	4,127	3,997
Total liabilities	273,975	278,719
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 86,981 and 86,579 shares as of September 30, 2015 and June 30, 2015, respectively	870	866
Additional paid-in capital	753,349	743,108
Accumulated deficit	(742,610)	(708,870)
Total shareholders’ equity	11,609	35,104
Total liabilities and shareholders’ equity	$285,584	$313,823

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended September 30,
	2015	2014

Revenues:
License and milestone fees	$6,070	$6,234
Royalty revenue	—	4,166
Non-cash royalty revenue related to the sale of future royalties	5,684	—
Research and development support	772	776
Clinical materials revenue	2,325	2,027

Total revenues	14,851	13,203

Operating Expenses:
Research and development	35,132	28,018
General and administrative	8,329	7,095

Total operating expenses	43,461	35,113

Loss from operations	(28,610)	(21, 910)

Investment income, net	51	8
Non-cash interest expense on liability related to the sale of future royalties	(5,143)	—
Other expense, net	(38)	(380)

Net loss	$(33,740)	$(22,282)

Basic and diluted net loss per common share	$(0.39)	$(0.26)

Basic and diluted weighted average common shares outstanding	86,838	85,872
Total comprehensive loss	$(33,740)	$(22,282)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(33,740)	$(22,282)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(5,684)	—
Non-cash interest expense on liability related to sale of future royalties	5,143	—
Depreciation and amortization	1,127	1,389
Gain on sale/disposal of fixed assets	(6)	—
Stock and deferred share unit compensation	5,783	5,410
Deferred rent	29	92
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	58
Unbilled revenue	(185)	545
Inventory	1,689	835
Prepaid and other current assets	95	525
Other assets	62	105
Accounts payable	1,551	138
Accrued compensation	(5,084)	(3,153)
Other accrued liabilities	(871)	29
Deferred revenue	464	(2,983)
Proceeds from landlord for tenant improvements	—	393
Net cash used for operating activities	(31,351)	(18,899)

Cash flows from investing activities:
Purchases of property and equipment	(3,377)	(1,708)
Net cash used for investing activities	(3,377)	(1,708)

Cash flows from financing activities:
Proceeds from stock options exercised	4,462	144
Net cash provided by financing activities	4,462	144

Net change in cash and cash equivalents	(30,266)	(20,463)

Cash and cash equivalents, beginning balance	278,109	142,261

Cash and cash equivalents, ending balance	$247,843	$121,798

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and 2014 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The June 30, 2015 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements. In October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926, triggering a $2 million development milestone payment to the Company. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of monoclonal antibody-based anticancer therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s antibody-drug conjugate, or ADC, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” and ASC Topic 605-28, “Revenue Recognition-Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At September 30, 2015, the Company had the following two types of agreements with the parties identified below:

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

Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country by country basis, regardless of patent protection.  Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the three months ended September 30, 2015 and 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $7.0 million and $3.1 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of September 30, 2015 and June 30, 2015. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2015 and June 30, 2015, the Company held $247.8 million and $278.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

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

As of September 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$240,643	$240,643	$—	$—

As of June 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$269,304	$269,304	$—	$—

The fair value of the Company’s cash equivalents is based primarily on quoted prices from active markets.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2015 and June 30, 2015 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2015 and June 30, 2015 is summarized below (in thousands):

	September 30, 2015	June 30, 2015

Raw materials	$76	$279
Work in process	1,170	2,656

Total	$1,246	$2,935

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded no expense related to excess inventory during the three-month period ended September 30, 2015 and $337,000 of expense during the three months ended September 30, 2014.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Shares of the Company’s restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

	Three Months Ended September 30,
	2015	2014
Options outstanding to purchase common stock and unvested restricted stock (in thousands)	11,494	10,564

Common stock equivalents under treasury stock method	1,296	1,147

The Company’s common stock equivalents have not been included in any net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2015, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2015	2014
Dividend	None	None
Volatility	67.07%	60.44%
Risk-free interest rate	1.89%	1.88%
Expected life (years)	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2015 and 2014 were $10.31 and $6.27 per share, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $5.7 million and $5.3 million during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the estimated fair value of unvested employee awards was $35 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years.

During the three months ended September 30, 2015, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 402,000 shares of common stock at prices ranging from $3.19 to $17.00 per share.  The total proceeds to the Company from these option exercises were approximately $4.5 million.

Segment Information

During the three months ended September 30, 2015, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2015 and 2014 are included in the following table:

	Three Months Ended September 30,
Collaborative Partner:	2015	2014
Biotest	16%	11%
Lilly	35%	3%
Sanofi	—	45%
Roche	38%	32%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The original effective date would have required the Company to adopt beginning in its first quarter of fiscal 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date.  Accordingly, the Company may adopt the standard in either its first quarter of fiscal 2018 or 2019. The new revenue standard allows for either full retrospective or modified retrospective application. The Company is currently evaluating the timing of its adoption, the transition method to apply and the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company’s consolidated balance sheet as of September 30, 2015 includes in assets $5.3 million of debt issuance costs classified as deferred financing costs.

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

In September 2015, Lilly initiated Phase I, first-in-human clinical testing of its ADC product candidate, LY3076226, triggering a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the three months ended September 30, 2015.  The next payment the Company could receive would be either a $9 million milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone payment with the commencement of a Phase I clinical trial under either of its other two licenses.  At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

In September 2015, the IND application for its third ADC product candidate became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the three months ended September 30, 2015. In November 2011, the IND applications to the FDA for its product candidates AMG 595 and AMG 172 became effective, which triggered two $1 million milestone payments to the Company. The next potential milestone the Company will be entitled to receive under these three licenses will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of September 30, 2015 in the collaboration include SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through September 30, 2015, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the three months ended September 30, 2014.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the Company’s assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.7 million for the three months ended September 30, 2014 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Pursuant to the license agreement noted above, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926, triggering a $2 million development milestone payment to the Company. The next milestone payment the Company could receive would be a $4 million development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) under this license. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of Sanofi’s product candidates, these milestones were deemed substantive.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2015 Form 10-K.

C.    Liability Related to Sale of Future Royalties

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under the Company’s development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million.  As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented in the accompanying consolidated balance sheet as deferred financing costs and will be amortized to interest expense over the estimated life of the royalty purchase agreement.  Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the three-month period ended September 30, 2015 (in thousands):

Period from June 30, 2015 to September 30, 2015
Liability related to sale of future royalties — beginning balance	$199,662
Non-cash Kadcyla royalty revenue	(5,684)
Non-cash interest expense recognized	4,851

Liability related to sale of future royalties — ending balance	$198,829

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement.  In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 9.8%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

D.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2015, the Company recorded approximately ($30,000) in expense reduction, respectively, related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to ($8,000) in expense reduction recorded during the three months ended September 30, 2014. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in each fiscal year 2015 and 2014, and the related compensation expense for the three months ended September 30, 2015 and 2014 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three months ended September 30, 2015, the Company recorded approximately $82,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $118,000 in compensation expense recorded during the three months ended September 30, 2014.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2016 (nine months remaining)	$5,519
2017	7,147
2018	7,253
2019	6,441
2020	6,423
Thereafter	38,857
Total minimum lease payments	$71,640
Total minimum rental payments from sublease	(340)
Total minimum lease payments, net	$71,300

There are no obligations under capital leases as of September 30, 2015, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2015, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

We use our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer HealthCare, Biotest, Lilly, Novartis, Roche, Sanofi and Takeda. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our payload agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for all of our significant agreements can be found in our 2015 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $5.7 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2015 were recorded and included in revenue for the three months ended September 30, 2015 and $4.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2014 were included in royalty revenue for the three months ended September 30, 2014. In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.

Amgen— Under a now-expired right-to-test agreement, in December 2012, Amgen took an exclusive development and commercialization license, for which the Company received an exercise fee of $1 million. The Company is also entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products from this license. The total milestones are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. In September 2015, the IND application for its third ADC product candidate under this license became effective, triggering a $1 million milestone payment to us which is included in license and milestone fee revenue for the three months ended September 30, 2015.

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of September 30, 2015 in the collaboration include SAR650984 (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through September 30, 2015, we have received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR650984 and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the three months ended September 30, 2014.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million and was recognizing this amount as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, we determined we will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.7 million for the three months ended September 30, 2014 compared to amounts that would have been recognized pursuant to our previous estimate.

Pursuant to the license agreement noted above, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926, triggering a $2 million development milestone payment to us.

Lilly— Under a now-expired right-to-test agreement executed in December 2011, Lilly has taken three exclusive development and commercialization licenses. We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken in August 2013 and amended in December 2013, we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The second and third exclusive licenses were taken in December 2014, one of which we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  For the third license taken in December 2014, for which we did not receive an exercise fee, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In September 2015, Lilly began Phase I evaluation of one of their potential products which triggered a $5 million milestone payment to us which is included in license and milestone fee revenue for the three months ended September 30, 2015.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2015, we had approximately $247.8 million in cash and cash equivalents compared to $278.1 million in cash and cash equivalents as of June 30, 2015.

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

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2015 and 2014

Revenues

Our total revenues for the three months ended September 30, 2015 and 2014 were $14.9 million and $13.2 million, respectively. The $1.7 million increase in revenues in the three months ended September 30, 2015 from the same period in the prior year is attributable to an increase in royalty revenue and clinical materials revenue, partially offset by a decrease in license and milestone fees, all of which are discussed below.

Revenues from license and milestone fees for the three months ended September 30, 2015 decreased $164,000 to $6.1 million from $6.2 million in the same period ended September 30, 2014. Included in license and milestone fees for the three months ended September 30, 2015 is a $5 million development milestone achieved under a license agreement with Lilly and a $1 million development milestone achieved under a license agreement with Amgen.  The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2015	2014
Collaborative Partner:
Amgen	$1,004	$4
Biotest	6	6
Janssen	—	241
Lilly	5,006	6
Novartis	45	45
Sanofi	9	5,932
Total	$6,070	$6,234

Deferred revenue of $41.7 million as of September 30, 2015 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is a $20 million upfront payment received from Takeda during the prior year and $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $5.7 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2015 were recorded and included in revenue for the three months ended September 30, 2015 and $4.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2014 is included in revenue for the three months ended September 30, 2014. We expect non-cash royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.

Research and development support revenue was $772,000 for the three months ended September 30, 2015 compared with $776,000 for the three months ended September 30, 2014. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2015	2014
Collaborative Partner:
Amgen	$30	$19
Biotest	151	110
Lilly	155	409
Novartis	31	197
Takeda	384	—
Other	21	41
Total	$772	$776

Clinical materials revenue was $2.3 million for the three months ended September 30, 2015 compared with $2.0 million for the three months ended September 30, 2014. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended September 30, 2015 increased $7.1 million to $35.1 million from $28.0 million for the three months ended September 30, 2014. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2015	2014
Research	$5,940	$4,988
Preclinical and Clinical Testing	15,498	10,192
Process and Product Development	2,693	2,254
Manufacturing Operations	11,001	10,584
Total Research and Development Expense	$35,132	$28,018

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended September 30, 2015 increased $952,000 thousand compared to the three months ended September 30, 2014. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel. We expect research expenses for fiscal 2016 to be higher than fiscal 2015 due to increases in personnel.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2015 increased $5.3 million to $15.5 million compared to $10.2 million for the three months ended September 30, 2014. This increase is primarily the result of an increase in contract service expense and clinical trial expense driven primarily by increased activities related to mirvetuximab ravtansine.  We expect preclinical and clinical testing expenses for fiscal 2016 to be significantly higher than fiscal 2015 driven primarily by increased activities to advance our wholly owned product candidates, mirvetuximab ravtansine and IMGN529, to Phase II clinical testing, as well as initiate Phase I clinical testing of IMGN779.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2015, total development expenses increased $439,000 compared to the three months ended September 30, 2014. We expect process and product development expenses for fiscal 2016 to be significantly higher than fiscal 2015 due to increases in personnel to support internal and partner efforts.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2015, manufacturing operations expense increased $417,000 to $11.0 million compared to $10.6 million in the same period last year. The increase in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily the result of a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators.  We expect manufacturing operations expense for fiscal 2016 to be higher than fiscal 2015 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 increased $1.2 million compared to the same period last year. This increase is primarily due to inflationary increases in salaries and related expenses and additional personnel. We expect general and administrative expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increased salaries and related expenses.

Investment Income, net

Investment income for the three months ended September 30, 2015 and 2014 was $51,000 and $8,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note C to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the three months ended September 30, 2015 and 2014 was $38,000 and $380,000, respectively. We incurred $44,000 and $381,000 in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	June 30,
	2015	2015
	(In thousands)
Cash and cash equivalents	$247,843	$278,109
Shareholders’ equity	11,609	35,104

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Cash used for operating activities	$(31,351)	$(18,899)
Cash used for investing activities	(3,377)	(1,708)
Cash provided by financing activities	4,462	144

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of September 30, 2015, we had approximately $247.8 million in cash and cash equivalents. Net cash used for operations was $31.4 million and $18.9 million for the three months ended September 30, 2015 and 2014, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $3.4 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $4.5 million and $144,000 for the three months ended September 30, 2015 and 2014, respectively, which represents proceeds from the exercise of approximately 402,000 and 25,000 stock options, respectively.

In March 2015, we entered into a royalty purchase agreement with Immunity Royalty Holdings, L.P., which became effective on April 3, 2015, pursuant to which Immunity Royalty Holdings purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla® arising under our License Agreement with Genentech, Inc. dated as of May 2, 2000, as amended, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone.  Once the applicable threshold is met, if ever, we will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, we received gross cash proceeds of $200 million.  The Company recorded these cash proceeds as a deferred royalty obligation liability which will be amortized over the expected royalty recovery period.  As part of this transaction, the Company incurred approximately $5.9 million in transaction costs.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The original effective date would have required us to adopt beginning in our first quarter of fiscal 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date.  Accordingly, the Company may adopt the standard in either its first quarter of fiscal 2018 or 2019. The new revenue standard allows for either full retrospective or modified retrospective application. We are currently evaluating the timing of its adoption, the transition method to apply and the impact that this guidance will have on our financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2016. Our consolidated balance sheet as of September 30, 2015 includes in assets $5.3 million of debt issuance costs classified as deferred financing costs.

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

These forward-looking statements can be identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. They may also use words such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this Annual Report on Form 10-K for the year ended June 30, 2015. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Kadcyla® is a registered trademark of Genentech, Inc., a member of the Roche Group.

Probody™ is a trademark of CytomX Therapeutics, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes from the factors disclosed in our 2015 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

ImmunoGen, Inc.

Date: October 30, 2015	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)