Form 10-Q
period 2015-12-31
IMMUNOGEN INC
filed 2016-02-04
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Shares of common stock, par value $.01 per share: 87,060,869 shares outstanding as of January 29, 2016.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	December 31, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$212,283	$278,109
Accounts receivable	803	5,088
Unbilled revenue	885	714
Inventory	1,537	2,935
Current portion of deferred financing costs	1,120	1,159
Prepaid and other current assets	6,618	4,175
Total current assets	223,246	292,180
Property and equipment, net of accumulated depreciation	21,518	16,254
Deferred financing costs, net of current portion	3,874	4,415
Other assets	2,942	974

Total assets	$251,580	$313,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,404	$8,138
Accrued compensation	5,455	8,346
Other accrued liabilities	7,718	10,441
Current portion of deferred lease incentive	646	646
Current portion of liability related to the sale of future royalties	15,132	7,906
Current portion of deferred revenue	1,545	333
Total current liabilities	43,900	35,810

Deferred lease incentive, net of current portion	5,978	6,301
Deferred revenue, net of current portion	32,041	40,855
Liability related to the sale of future royalties, net of current portion	182,176	191,756
Other long-term liabilities	4,171	3,997
Total liabilities	268,266	278,719
Commitments and contingencies (Note E)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 87,040 and 86,579 shares as of December 31, 2015 and June 30, 2015, respectively	870	866
Additional paid-in capital	758,281	743,108
Accumulated deficit	(775,837)	(708,870)
Total shareholders’ equity	(16,686)	35,104
Total liabilities and shareholders’ equity	$251,580	$313,823

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues:
License and milestone fees	$10,692	$41,417	$16,762	$47,651
Royalty revenue	195	4,625	195	8,791
Non-cash royalty revenue related to the sale of future royalties	6,291	—	11,975	—
Research and development support	848	832	1,620	1,608
Clinical materials revenue	3	1,426	2,328	3,453

Total revenues	18,029	48,300	32,880	61,503

Operating Expenses:
Research and development	38,199	27,647	73,331	55,665
General and administrative	8,054	6,872	16,383	13,967

Total operating expenses	46,253	34,519	89,714	69,632

(Loss) income from operations	(28,224)	13,781	(56,834)	(8,129)

Investment income, net	60	14	111	22
Non-cash interest expense on liability related to the sale of future royalties	(5,059)	—	(10,202)	—
Other expense, net	(4)	(160)	(42)	(540)

Net (loss) income	$(33,227)	$13,635	$(66,967)	$(8,647)

Basic and diluted net (loss) income per common share	$(0.38)	$0.16	$(0.77)	$(0.10)

Basic weighted average common shares outstanding	86,970	85,935	86,904	85,904
Dilutive impact of potential common shares	—	730	—	—
Diluted weighted average common shares outstanding	86,970	86,665	86,904	85,904
Total comprehensive (loss) income	$(33,227)	$13,635	$(66,967)	$(8,647)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six Months ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(66,967)	$(8,647)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(11,975)	—
Non-cash interest expense on liability related to sale of future royalties	10,202	—
Depreciation and amortization	2,387	2,818
Gain on sale/disposal of fixed assets	(26)	(7)
Stock and deferred share unit compensation	10,385	9,102
Deferred rent	56	127
Changes in operating assets and liabilities:
Accounts receivable	4,285	(1,213)
Unbilled revenue	(171)	751
Inventory	1,398	1,031
Prepaid and other current assets	(2,443)	167
Other assets	(1,968)	164
Accounts payable	3,174	794
Accrued compensation	(2,891)	(2,186)
Other accrued liabilities	(3,334)	708
Deferred revenue	(7,602)	(39,259)
Proceeds from landlord for tenant improvements	—	1,267
Net cash used for operating activities	(65,490)	(34,383)

Cash flows from investing activities:
Purchases of property and equipment	(5,127)	(2,590)
Net cash used for investing activities	(5,127)	(2,590)

Cash flows from financing activities:
Proceeds from stock options exercised	4,791	1,316
Net cash provided by financing activities	4,791	1,316

Net change in cash and cash equivalents	(65,826)	(35,657)

Cash and cash equivalents, beginning balance	278,109	142,261

Cash and cash equivalents, ending balance	$212,283	$106,604

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

A.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at December 31, 2015 and June 30, 2015 and for the three and six months ended December 30, 2015 and 2014 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The June 30, 2015 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued these financial statements. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

At December 31, 2015, the Company had the following two types of agreements with the parties identified below:

•                  Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (four exclusive single-target licenses(1))

Bayer (one exclusive single-target license)

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

Sanofi (one exclusive single-target license and one exclusive license to multiple individual targets)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During each of the six months ended December 31, 2015 and 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $5.5 million. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of December 31, 2015 and June 30, 2015. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2015 and June 30, 2015, the Company held $212.3 million and $278.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $2.5 million of accrued capital expenditures as of December 31, 2015 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.  Accrued capital expenditures as of December 31, 2014 were not material and are included in the consolidated statement of cash flows.

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

As of December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$193,209	$193,209	$—	$—

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

The fair value of the Company’s cash equivalents is based on quoted prices from active markets.

Unbilled Revenue

The majority of the Company’s unbilled revenue at December 31, 2015 and June 30, 2015 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at December 31, 2015 and June 30, 2015 is summarized below (in thousands):

	December 31, 2015	June 30, 2015

Raw materials	$367	$279
Work in process	1,170	2,656

Total	$1,537	$2,935

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $966,000 of expense related to excess inventory during the three and six-months ended December 31, 2015 compared to $55,000 and $392,000 of expense related to excess inventory  recorded during the three and six month periods ended December 31, 2014, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Options outstanding to purchase common stock and unvested restricted stock	11,668	10,241	11,668	10,241

Common stock equivalents under treasury stock method	990	730	1,139	969

Potentially dilutive securities representing 7.9 and 7.1 million shares of common stock for the three and six-month periods ended December 31, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The Company’s common stock equivalents have not been included in any net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of December 31, 2015, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Dividend	None	None	None	None
Volatility	65.20%	60.95%	66.86%	60.87%
Risk-free interest rate	1.67%	1.81%	1.86%	1.88%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended December 31, 2015 and 2014 were $7.49 and $5.77 per share, respectively, and $9.99 and $6.24 per share for options granted during the six months ended December 31, 2015 and 2014, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $4.5 million and $10.2 million during the three and six months ended December 31, 2015, respectively, compared to stock compensation expense of $3.6 million and $8.9 million for the three and six months ended December 31, 2014, respectively. As of December 31, 2015, the estimated fair value of unvested employee awards was $32.8 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the six months ended December 31, 2015, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 461,000 shares of common stock at prices ranging from $3.19 to $17.00 per share.  The total proceeds to the Company from these option exercises were approximately $4.8 million.

Segment Information

During the six months ended December 31, 2015, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended December 31, 2015 and 2014 are included in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
Collaborative Partner:	2015	2014	2015	2014
Lilly	1%	35%	16%	28%
Novartis	1%	54%	1%	44%
Roche	36%	10%	37%	14%
Sanofi	11%	—%	6%	10%
Takeda	49%	—%	28%	—%

There were no other customers of the Company with significant revenues in the three and six months ended December 31, 2015 and 2014.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company’s consolidated balance sheet as of December 31, 2015 includes in assets $5 million of debt issuance costs classified as deferred financing costs.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company implemented the recommendations of this Update prospectively, resulting in a reduction of long-term assets and current liabilities of approximately $843,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

In January 2016, the FASB issued Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.  This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.                                    Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $12 million of non-cash royalties on net sales of Kadcyla for the six-month period ended September 30, 2015 were recorded and included in revenue for the six months ended December 31, 2015 and $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 were included in royalty revenue for the six months ended December 31, 2014. In April 2015, the Company consummated a royalty purchase transaction — see Note C below for further details. Included in the three and six months ended December 31, 2015 is $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla  prior to the effective date of the royalty purchase transaction.

Amgen

Under a now-expired right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three exclusive development and commercialization licenses, for which the Company received an exercise fee of $1 million for each license taken. In May 2013, Amgen took one non-exclusive development and commercialization license, for which the Company received an exercise fee of $500,000. In October 2013, the non-exclusive license was amended and converted to an exclusive license, for which

Amgen paid an additional $500,000 fee to the Company. Amgen has sublicensed its rights under this license to Oxford BioTherapeutics Ltd. In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses. For the two remaining development and commercialization licenses taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development and marketing of any products resulting from these development and commercialization licenses.

In September 2015, the IND application for its third ADC product candidate became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the six months ended December 31, 2015. The next potential milestone the Company will be entitled to receive under this license will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of December 31, 2015 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2015, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the six months ended December 31, 2014. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2014, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the Company’s assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.7 million for the six months ended December 31, 2014 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Pursuant to the license agreement noted above, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926 (LAMP1), triggering a $2 million development milestone payment to the Company which is included in license and milestone fee revenue for the three and six months ended December 31, 2015. The next milestone payment the Company could receive would be a $4 million development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) under this license. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of Sanofi’s product candidates, these milestones were deemed substantive.

Bayer

In October 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s ADC technology for use with antibodies or other proteins that target mesothelin. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through December 31, 2015, the Company has received and recognized an aggregate of $3 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million milestone payment being due to the Company. At the time of execution of this agreement, there was significant uncertainty as to whether these received and recognized milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive. The next potential milestone the Company will be entitled to receive will be either a $2 million development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine or a $6 million regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive.

Lilly

Eli Lilly and Company (Lilly) had the right to take three exclusive development and commercialization licenses under a right-to-test agreement established in December 2011, and took these licenses prior to the expiration of the agreement in December 2014. The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement in 2011.  Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Upon execution of the two licenses in December 2014, the Company recognized the remaining $15.6 million of the $23.5 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the three and six months ended December 31, 2014. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases.

In September 2015, Lilly initiated Phase I, first-in-human clinical testing of its ADC product candidate, LY3076226, triggering a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the six months ended December 31, 2015.  The next payment the Company could receive would be either a $9 million milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone payment with the commencement of a Phase I clinical trial under either of its other two licenses.  At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

Takeda

In March 2015, the Company entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c)  take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement.  The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. The first exclusive license was taken by Takeda in December 2015, and as a result, the Company recognized $8.6 million of the $25.9 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the three and six months ended December 31, 2015. Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

For each development and commercialization license taken, the Company is entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30 million; regulatory milestones—$85 million; and sales milestones—$95 million. The first potential milestone the Company will be entitled to receive will be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken. At the time of execution of this agreement, there was significant uncertainty as to whether the milestone related to initiation of a Phase I clinical trial under the first development and commercialization license would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, this milestone was deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Takeda and research and development activities performed on behalf of Takeda.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements to our consolidated financial statements included within the Company’s 2015 Form 10-K.

C.    Liability Related to Sale of Future Royalties

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million.  As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented in the accompanying consolidated balance sheet as deferred financing costs and will be amortized to interest expense over the estimated life of the royalty purchase agreement.  Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the six-month period ended December 31, 2015 (in thousands):

Period from June 30, 2015 to December 31, 2015
Liability related to sale of future royalties — beginning balance	$199,662
Non-cash Kadcyla royalty revenue	(11,975)
Non-cash interest expense recognized	9,621

Liability related to sale of future royalties — ending balance	$197,308

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement.  In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 9.7%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

D.    Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended December 31, 2015, the Company recorded approximately $25,000 of expense and $(5,000) in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $(29,000) and $(37,000) in expense reduction recorded during the three and six months ended December 31, 2014. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in November of 2015 and 2014, respectively, and the related compensation expense for the three and six months ended December 31, 2015 and 2014 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote A above.

During the three and six months ended December 31, 2015, the Company recorded approximately $82,000 and $164,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $118,000 and $236,000 in compensation expense recorded during the three and six months ended December 31, 2014.

E.    Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations.  The Company may extend the lease for two additional terms of five years.  Pursuant to lease amendments executed in December 2013 and April 2014, the Company received construction allowances of approximately $746,000 and $1.1 million, respectively, to build out office and lab space to the Company’s specifications, and will receive up to $196,000 as a construction allowance pursuant to an amendment executed in December 2015.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

The Company also leases manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through 2018 with an option to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective from January 2015 through July 2018.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2016 (six months remaining)	$3,702
2017	7,444
2018	7,553
2019	6,745
2020	6,730
Thereafter	40,690
Total minimum lease payments	$72,864
Total minimum rental payments from sublease	(310)
Total minimum lease payments, net	$72,554

There are no obligations under capital leases as of December 31, 2015, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2015, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of novel, antibody-drug conjugates, or ADCs, for the treatment of cancer using our expertise in cancer biology, monoclonal antibodies, highly potent cytotoxic, or cell-killing, agents, and the design of linkers that enable these agents to remain stably attached to the antibodies while in the blood stream and released in their fully active form after delivery to a cancer cell. An anticancer compound made using our ADC technology consists of a monoclonal antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our proprietary cell-killing agents attached to the antibody using one of our engineered linkers. Its antibody component enables an ADC compound to bind specifically to cancer cells that express its target antigen, the highly potent cytotoxic agent serves to kill the cancer cell, and the engineered linker controls the release and activation of the cytotoxic agent inside the cancer cell. With some ADC compounds, the antibody component also has anticancer activity of its own. Our ADC technology is designed to enable the creation of highly effective, well-tolerated anticancer products. All of the ADC compounds currently in clinical testing contain either DM1 or DM4 as the cytotoxic agent. Both DM1 and DM4, collectively DMx, are our proprietary derivatives of a cytotoxic agent called maytansine. We also have developed agents we call IGNs, one of which, DGN462, is used in our IMGN779 ADC.

We use our proprietary ADC technology in conjunction with our in-house antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer, Biotest, Lilly, Novartis, Roche, Sanofi and Takeda. We also have a research agreement with CytomX Therapeutics that allows each company to develop probody-drug conjugates against a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our payload agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for certain agreements, details for all of our significant agreements can be found in our 2015 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $12 million of non-cash royalties on net sales of Kadcyla for the six-month period ended September 30, 2015 were recorded and included in revenue for the six months ended December 31, 2015 and $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 were included in royalty revenue for the six months ended December 31, 2014. In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details. Included in the three and six months ended December 31, 2015 is $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Amgen— Under a now-expired right-to-test agreement, in December 2012, Amgen took an exclusive development and commercialization license, for which the Company received an exercise fee of $1 million. The Company is also entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products from this license. The total milestones are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. In September 2015, the IND application for its third ADC product candidate under this license became effective, triggering a $1 million milestone payment to us which is included in license and milestone fee revenue for the six months ended December 31, 2015.

In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses.  Through December 31, 2015, we have received and recognized an aggregate of $2 million of a potential $68 million in milestone payments for compounds covered under these two agreements.

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that are included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of December 31, 2015 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage compound that has yet to be disclosed.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2015, we have received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the six months ended December 31, 2014.

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

In December 2013, Sanofi took its first exclusive development and commercialization license under the right-to-test agreement, for which we received an exercise fee of $2 million and was recognizing this amount as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, we determined we will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.7 million for the six months ended December 31, 2014 compared to amounts that would have been recognized pursuant to our previous estimate.  Pursuant to this license agreement, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926 (LAMP1), triggering a $2 million development milestone payment to us which is included in license and milestone fee revenue for the three and six months ended December 31, 2015.

Bayer

In October 2008, we granted Bayer an exclusive development and commercialization license to our ADC technology for use with antibodies or other proteins that target mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—we are entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through December 31, 2015, we have received and recognized an aggregate of $3 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million milestone payment being due to us.

Lilly— Under a now-expired right-to-test agreement executed in December 2011, Lilly has taken three exclusive development and commercialization licenses. We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken in August 2013 and amended in December 2013, we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The second and third exclusive licenses were taken in December 2014, one of which we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  For the third license taken in December 2014, for which we did not receive an exercise fee, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In September 2015, Lilly began Phase I evaluation of one of their potential products which triggered a $5 million milestone payment to us which is included in license and milestone fee revenue for the six months ended December 31, 2015.

Takeda— In March 2015, we entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  We received a $20 million upfront payment in connection with the execution of the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to us of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to us of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. The first exclusive license was taken by Takeda in December 2015, an as a result, we recognized

$8.6 million of the $26 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the three and six months ended December 31, 2015. For each development and commercialization license taken, we are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30 million; regulatory milestones—$85 million; and sales milestones—$95 million.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2015, we had approximately $212.3 million in cash and cash equivalents compared to $278.1 million in cash and cash equivalents as of June 30, 2015.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note C to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.7%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended December 31, 2015 and 2014

Revenues

Our total revenues for the three months ended December 31, 2015 and 2014 were $18 million and $48.3 million, respectively. The $30.3 million decrease in revenues in the three months ended December 31, 2015 from the same period in the prior year is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in royalty revenue and research and development revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended December 31, 2015 decreased $30.7 million to $10.7 million from $41.4 million in the same period ended December 31, 2014. Included in license and milestone fees for the three months ended December 31, 2015 is $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda and a $2 million development milestone achieved under a license agreement with Sanofi.  Included in license and milestone fees for the three months ended December 31, 2014 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly and $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended December 31, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended December 31,
License and Milestone Fees	2015	2014
Collaborative Partner:
Amgen	$5	$5
Biotest	6	6
Lilly	5	15,627
Novartis	45	25,779
Sanofi	1,999	—
Takeda	8,632	—
Total	$10,692	$41,417

Deferred revenue of $33.6 million as of December 31, 2015 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.3 million of non-cash royalties on net sales of Kadcyla for the three-month period ended September 30, 2015 were recorded and included in revenue for the three months ended December 31, 2015 and $4.6 million of royalties on net sales of Kadcyla for the three-month period ended September 30, 2014 is included in revenue for the three months ended December 31, 2014. We expect non-cash royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.  Included in the three months ended December 31, 2015 is $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Research and development support revenue was $848,000 for the three months ended December 31, 2015 compared with $832,000 for the three months ended December 31, 2014. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended December 31, 2015 and 2014 is included in the following table (in thousands):

	Three Months Ended December 31,
Research and Development Support	2015	2014
Collaborative Partner:
Amgen	$—	$19
Biotest	69	70
CytomX	329	9
Lilly	106	464
Novartis	68	259
Takeda	276	—
Other	—	11
Total	$848	$832

Clinical materials revenue was $3,000 for the three months ended December 31, 2015 compared with $1.4 million for the three months ended December 31, 2014. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended December 31, 2015 increased $10.6 million to $38.2 million from $27.6 million for the three months ended December 31, 2014. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended December 31,
Research and Development Expense	2015	2014
Research	$5,963	$4,604
Preclinical and Clinical Testing	18,033	11,024
Process and Product Development	2,889	1,990
Manufacturing Operations	11,314	10,029
Total Research and Development Expense	$38,199	$27,647

Research:  Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended December 31, 2015 increased $1.4 million compared to the three months ended December 31, 2014. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel. We expect research expenses for fiscal 2016 to be higher than fiscal 2015 due to increases in personnel.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended December 31, 2015 increased $7 million to $18 million compared to $11 million for the three months ended December 31, 2014. This increase is primarily the result of an increase in contract service expense and clinical trial expense driven primarily by increased activities related to mirvetuximab ravtansine, and to a lesser extent, increased activities related to IMGN529.  Salaries and related expenses also increased due primarily to increases in personnel to support internal efforts. We expect preclinical and clinical testing expenses for fiscal 2016 to be significantly higher than fiscal 2015 driven primarily by increased activities to advance our wholly owned product candidates, mirvetuximab ravtansine and IMGN529, to Phase II clinical testing, as well as initiate Phase I clinical testing of IMGN779.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended December 31, 2015, total development expenses increased $899,000 compared to the three months ended December 31, 2014. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel and an increase in contract services driven by increased development activities related to our cytotoxic agents. We expect process and product development expenses for fiscal 2016 to be significantly higher than fiscal 2015 due to increases in personnel to support internal and partner efforts and increases in contract services to support further development of our cytotoxic agents.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended December 31, 2015, manufacturing operations expense increased $1.3 million to $11.3 million compared to $10.0 million in the same period last year. The increase in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 is principally the result of an increase in antibody development and supply costs driven primarily by timing of supply requirements for our mirvetuximab soravtansine and coltuximab programs.  We expect manufacturing operations expense for fiscal 2016 to be higher than fiscal 2015 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2015 increased $1.2 million compared to the same period last year. This increase is primarily due to inflationary increases in salaries and related expenses and additional personnel. We expect general and administrative expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increased salaries and related expenses.

Investment Income, net

Investment income for the three months ended December 31, 2015 and 2014 was $60,000 and $14,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note C to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended December 31, 2015, we recorded $5.1 million of non-cash interest expense.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.7%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the three months ended December 31, 2015 and 2014 was $4,000 and $160,000, respectively. We incurred $24,000 and $166,000 in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended December 31, 2015 and 2014, respectively.

Comparison of Six Months ended December 31, 2015 and 2014

Revenues

Our total revenues for the six months ended December 31, 2015 and 2014 were $32.9 million and $61.5 million, respectively. The $28.6 million decrease in revenues in the six months ended December 31, 2015 from the same period in the prior year is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in royalty revenue and research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the six months ended December 31, 2015 decreased $30.9 million to $16.8 million from $47.7 million in the same period ended December 31, 2014. Included in license and milestone fees for the six months ended December 31, 2015 is $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda, a $5 million development milestone achieved under a license agreement with Lilly, a $1 million development milestone achieved under a license agreement with Amgen and a $2 million development milestone achieved under a license agreement with Sanofi.  Included in license and milestone fees for the six months ended December 31, 2014 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi.  Also, during the prior-year period, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.7 million for the prior period compared to amounts that would have been recognized pursuant to the Company’s previous estimate. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended December 31, 2015 and 2014 is included in the following table (in thousands):

	Six Months Ended December 31,
License and Milestone Fees	2015	2014
Collaborative Partner:
Amgen	$1,009	$9
Biotest	12	12
Janssen	—	241
Lilly	5,011	15,633
Novartis	90	25,824
Sanofi	2,008	5,932
Takeda	8,632	—
Total	$16,762	$47,651

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $12 million of non-cash royalties on net sales of Kadcyla for the six-month period ended September 30, 2015 were recorded and included in revenue for the six months ended December 31, 2015 and $8.8 million of royalties on net sales of Kadcyla for the six-month period ended September 30, 2014 is included in revenue for the six months ended December 31, 2014. We expect non-cash royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details. Included in the six months ended December 31, 2015 is $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Research and development support revenue was $1.6 million for each of the six months ended December 31, 2015 and December 31, 2014. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the six-month periods ended December 31, 2015 and 2014 is included in the following table (in thousands):

	Six Months Ended December 31,
Research and Development Support	2015	2014
Collaborative Partner:
Amgen	$30	$38
Biotest	220	180
CytomX	347	40
Lilly	261	873
Novartis	99	456
Takeda	661	—
Other	2	21
Total	$1,620	$1,608

Clinical materials revenue was $2.3 million for the six months ended December 31, 2015 compared with $3.5 million for the six months ended December 31, 2014. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the six months ended December 31, 2015 increased $17.6 million to $73.3 million from $55.7 million for the six months ended December 31, 2014. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended December 31,
Research and Development Expense	2015	2014
Research	$11,903	$9,592
Preclinical and Clinical Testing	33,531	21,216
Process and Product Development	5,582	4,244
Manufacturing Operations	22,315	20,613
Total Research and Development Expense	$73,331	$55,665

Research:  Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the six months ended December 31, 2015 increased $2.3 million compared to the six months ended December 31, 2014. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel, and to a lesser extent, an increase in lab supplies driven by increased activity. We expect research expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increases in personnel to support internal and partner efforts.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended December 31, 2015 increased $12.3 million to $33.5 million compared to $21.2 million for the six months ended December 31, 2014. This increase is primarily the result of an increase in contract service expense and clinical trial expense driven primarily by increased activities related to mirvetuximab ravtansine, and to a lesser extent, increased activities related to IMGN529.  Salaries and related expenses also increased due primarily to increases in personnel to support internal efforts.  We expect preclinical and clinical testing expenses for fiscal 2016 to be significantly higher than fiscal 2015 driven primarily by increased activities to advance our wholly owned product candidates, mirvetuximab ravtansine and IMGN529, to Phase II clinical testing, as well as initiate Phase I clinical testing of IMGN779.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended December 31, 2015, total development expenses increased $1.3 million compared to the six months ended December 31, 2014. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel and an increase in contract services driven by increased development activities related to our cytotoxic agents. We expect process and product development expenses for fiscal 2016 to be significantly higher than fiscal 2015 due to increases in personnel to support internal and partner efforts and increases in contract services to support further development of our cytotoxic agents.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended December 31, 2015, manufacturing operations expense increased $1.7 million to $22.3 million compared to $20.6 million in the same period last year. This increase is principally the result of an increase in antibody development and supply costs driven primarily by timing of supply requirements for our mirvetuximab soravtansine and coltuximab programs, partially offset by costs incurred in the prior year period related to IMGN289 development activities.  The increase is also a result of a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators.  Partially offsetting these increases, third-party conjugation and fill/finish costs decreased due to timing of certain development activities in the prior period, particularly related to the mirvetuximab soravtansine and IMGN289 programs. We expect manufacturing operations expense for fiscal 2016 to be higher than fiscal 2015 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2015 increased $2.4 million compared to the same period last year. This increase is primarily due to inflationary increases in salaries and related expenses and additional personnel. We expect general and administrative expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increased salaries and related expenses.

Investment Income, net

Investment income for the six months ended December 31, 2015 and 2014 was $111,000 and $22,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note C to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the six months ended December 31, 2015, we recorded $10.2 million of non-cash interest expense.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.7%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the six months ended December 31, 2015 and 2014 was $42,000 and $540,000, respectively. We incurred $68,000 and $547,000 in foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the six months ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	June 30,
	2015	2015
	(In thousands)
Cash and cash equivalents	$212,283	$278,109
Shareholders’ equity	(16,686)	35,104

	Six Months Ended December 31,
	2015	2014
	(In thousands)
Cash used for operating activities	$(65,490)	$(34,383)
Cash used for investing activities	(5,127)	(2,590)
Cash provided by financing activities	4,791	1,316

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties. As of December 31, 2015, we had approximately $212.3 million in cash and cash equivalents. Net cash used for operations was $65.5 million and $34.4 million for the six months ended December 31, 2015 and 2014, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $5.1 million and $2.6 million for the six months ended December 31, 2015 and 2014, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $4.8 million and $1.3 million for the six months ended December 31, 2015 and 2014, respectively, which represents proceeds from the exercise of approximately 461,000 and 177,000 stock options, respectively.

In March 2015, we entered into a royalty purchase agreement with Immunity Royalty Holdings, L.P., which became effective on April 3, 2015, pursuant to which Immunity Royalty Holdings purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla® subsequent to December 31, 2014, arising under our License Agreement with Genentech, Inc. dated as of May 2, 2000, as amended, until Immunity Royalty Holdings has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by Immunity Royalty Holdings reach a specified milestone.  Once the applicable threshold is met, if ever, we will thereafter receive 85% and Immunity Royalty Holdings will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, we received gross cash proceeds of $200 million.  The Company recorded these cash proceeds as a deferred royalty obligation liability which will be amortized over the expected royalty recovery period.  As part of this transaction, the Company incurred approximately $5.9 million in transaction costs.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2016. Our consolidated balance sheet as of December 31, 2015 includes in assets $5 million of debt issuance costs classified as deferred financing costs.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We implemented the recommendations of this Update prospectively, resulting in a reduction of long-term assets and current liabilities of approximately $843,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

In January 2016, the FASB issued Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.  This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Third Amendment to Lease Agreement dated as of December 14, 2015, by and between CRP/King 830 Winter, L.L.C. successor-in-interest to Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant

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

ImmunoGen, Inc.

Date: February 4, 2016	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2016	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)