Form 10-Q
period 2016-03-31
IMMUNOGEN INC
filed 2016-05-04
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Shares of common stock, par value $.01 per share: 87,076,978 shares outstanding as of April 28, 2016.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$182,913	$278,109
Accounts receivable	104	5,088
Unbilled revenue	1,027	714
Inventory	908	2,935
Current portion of deferred financing costs	1,018	1,159
Prepaid and other current assets	7,334	4,175
Total current assets	193,304	292,180
Property and equipment, net of accumulated depreciation	22,404	16,254
Deferred financing costs, net of current portion	3,714	4,415
Other assets	2,925	974

Total assets	$222,347	$313,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$10,100	$8,138
Accrued compensation	6,589	8,346
Other accrued liabilities	9,150	10,441
Current portion of deferred lease incentive	651	646
Current portion of liability related to the sale of future royalties	13,001	7,906
Current portion of deferred revenue	339	333
Total current liabilities	39,830	35,810

Deferred lease incentive, net of current portion	5,836	6,301
Deferred revenue, net of current portion	32,015	40,855
Liability related to the sale of future royalties, net of current portion	181,636	191,756
Other long-term liabilities	4,173	3,997
Total liabilities	263,490	278,719
Commitments and contingencies (Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 87,077 and 86,579 shares as of March 31, 2016 and June 30, 2015, respectively	871	866
Additional paid-in capital	765,751	743,108
Accumulated deficit	(807,765)	(708,870)
Total shareholders’ equity	(41,143)	35,104
Total liabilities and shareholders’ equity	$222,347	$313,823

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues:
License and milestone fees	$10,077	$5,078	$26,839	$52,729
Royalty revenue	—	5,099	195	13,890
Non-cash royalty revenue related to the sale of future royalties	7,380	—	19,355	—
Research and development support	1,059	532	2,679	2,140
Clinical materials revenue	1,198	718	3,526	4,171

Total revenues	19,714	11,427	52,594	72,930

Operating Expenses:
Research and development	36,094	25,666	109,425	81,331
General and administrative	11,235	7,000	27,618	20,967

Total operating expenses	47,329	32,666	137,043	102,298

Loss from operations	(27,615)	(21,239)	(84,449)	(29,368)

Investment income, net	108	14	219	36
Non-cash interest expense on liability related to the sale of future royalties	(4,972)	—	(15,174)	—
Other income (expense), net	551	(393)	509	(933)

Net loss	$(31,928)	$(21,618)	$(98,895)	$(30,265)

Basic and diluted net loss per common share	$(0.37)	$(0.25)	$(1.14)	$(0.35)

Basic and diluted weighted average common shares outstanding	87,035	86,080	86,948	85,962
Total comprehensive loss	$(31,928)	$(21,618)	$(98,895)	$(30,265)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(98,895)	$(30,265)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(19,355)	—
Non-cash interest expense on liability related to sale of future royalties	15,174	—
Depreciation and amortization	3,822	4,231
Gain on sale/disposal of fixed assets	(29)	(7)
Stock and deferred share unit compensation	17,668	12,804
Deferred rent	97	161
Changes in operating assets and liabilities:
Accounts receivable	4,984	1,142
Unbilled revenue	(313)	793
Inventory	2,027	248
Prepaid and other current assets	(3,159)	(467)
Other assets	(1,951)	170
Accounts payable	796	1,503
Accrued compensation	(1,757)	306
Other accrued liabilities	(1,844)	639
Deferred revenue	(8,834)	(19,446)
Proceeds from landlord for tenant improvements	—	1,350
Net cash used for operating activities	(91,569)	(26,838)

Cash flows from investing activities:
Purchases of property and equipment	(8,606)	(4,506)
Payments for transaction costs related to sale of future royalties	—	(522)
Net cash used for investing activities	(8,606)	(5,028)

Cash flows from financing activities:
Proceeds from stock options exercised	4,979	1,432
Net cash provided by financing activities	4,979	1,432

Net change in cash and cash equivalents	(95,196)	(30,434)

Cash and cash equivalents, beginning balance	278,109	142,261

Cash and cash equivalents, ending balance	$182,913	$111,827

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

A.    Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $98.9 million during the nine months ended March 31, 2016, and has an accumulated deficit of $807.8 million as of March 31, 2016. The Company has primarily funded these losses through payments received from its collaborations and equity financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At March 31, 2016, the Company had $182.9 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments under existing collaborations will enable it to meet its operational expenses and capital expenditures through fiscal year 2017. The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

B.                                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and 2015 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The June 30, 2015 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

At March 31, 2016, the Company had the following two types of agreements with the parties identified below:

•                  Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (two exclusive single-target licenses(1))

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license)

(1) Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

CytomX (one exclusive single-target license)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the nine months ended March 31, 2016 and 2015, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $7.6 million and $8.7 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

The accounting for right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of a right-to-test agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. None of the Company’s right-to-test agreements entered into subsequent to the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010 has been determined to contain substantive options.  For right-to-test agreements where the options to secure development and commercialization licenses to the Company’s ADC technology are not considered substantive, the Company considers the development and commercialization licenses to be a deliverable at the inception of the agreement and applies the multiple-element revenue recognition criteria to determine the appropriate revenue recognition.   Subsequent to the adoption of ASU No. 2009-13, the Company determined that its research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

The Company does not directly control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of March 31, 2016 and June 30, 2015. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of March 31, 2016 and June 30, 2015, the Company held $182.9 million and $278.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $1.3 million of accrued capital expenditures as of March 31, 2016 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.  Accrued capital expenditures as of March 31, 2015 were not material and are included in the consolidated statement of cash flows.

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

As of March 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$157,585	$157,585	$—	$—

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

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2016 and June 30, 2015 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2016 and June 30, 2015 is summarized below (in thousands):

	March 31, 2016	June 30, 2015

Raw materials	$318	$279
Work in process	590	2,656

Total	$908	$2,935

Raw materials inventory consists entirely of DM1 and DM4, proprietary cell-killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $966,000 of expense related to excess inventory during the nine-months ended March 31, 2016 compared to $42,000 and $434,000 of expense related to excess inventory  recorded during the three and nine month periods ended March 31, 2015, respectively. There were no expenses recorded for excess inventory during the three-month period ended March 31, 2016.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  As such, no reserve for work in process inventory is required.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Shares of the Company’s restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Securities which were considered anti-dilutive and which could potentially dilute basic earnings per share in the future were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Options outstanding to purchase common stock and unvested restricted stock	11,679	10,158	11,679	10,158

Common stock equivalents under treasury stock method	361	451	929	738

Stock-Based Compensation

As of March 31, 2016, the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Dividend	None	None	None	None
Volatility	63.90%	60.76%	66.66%	60.46%
Risk-free interest rate	1.61%	1.67%	1.85%	1.86%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2016 and 2015 were $5.55 and $3.83 per share, respectively, and $9.70 and $6.06 per share for options granted during the nine months ended March 31, 2016 and 2015, respectively.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $7.2 million and $17.4 million during the three and nine months ended March 31, 2016, respectively, compared to stock compensation expense of $3.6 million and $12.5 million for the three and nine months ended March 31, 2015, respectively. During the three and nine months ended March 31, 2016, the Company recorded approximately $2.8 million of compensation expense related to the modification of the terms  of certain options previously granted to the CEO of the Company in connection with his planned retirement from the Company.

As of March 31, 2016, the estimated fair value of unvested employee awards was $29.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years.

During the nine months ended March 31, 2016, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 498,000 shares of common stock at prices ranging from $3.19 to $17.00 per share.  The total proceeds to the Company from these option exercises were approximately $5.0 million.

Segment Information

During the nine months ended March 31, 2016, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended March 31, 2016 and 2015 are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
Collaborative Partner:	2016	2015	2016	2015
Bayer	51%	—%	19%	—%
Lilly	7%	1%	13%	24%
Novartis	—%	44%	1%	44%
Roche	37%	45%	37%	19%
Takeda	1%	—%	18%	—%

There were no other customers of the Company with significant revenues in the three and nine months ended March 31, 2016 and 2015.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, and interim periods thereafter, with early application permitted. Accordingly, the standard is effective for the Company on June 30, 2017.  The

Company has not yet completed its analysis of the impact of the adoption of this guidance.  Refer to Note A, Nature of Business and Plan of Operations for further discussion.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company’s consolidated balance sheet as of March 31, 2016 includes in assets $4.7 million of debt issuance costs classified as deferred financing costs.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company implemented the recommendations of this Update prospectively, resulting in a reduction of long-term assets and current liabilities of approximately $843,000 as of March 31, 2016. The prior period balances were not retrospectively adjusted.

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

In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  Accordingly, the standard is effective for the Company on July 1, 2019. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

C.            Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $19.4 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended December 31, 2015 were recorded and included in revenue for the nine months ended March 31, 2016 and $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 were included in royalty revenue for the nine months ended March 31, 2015. In April 2015, the Company consummated a royalty purchase transaction — see Note D below for further details. During the nine months ended March 31, 2016, $195,000 of cash royalties were recorded resulting from an adjustment recorded in the period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Amgen

Under a now-expired right-to-test agreement, in September 2009, November 2009 and December 2012, Amgen took three exclusive development and commercialization licenses.  In May 2013, Amgen took one non-exclusive development and commercialization license. In October 2013, the non-exclusive license was amended and converted to an exclusive license, which Amgen sublicensed to Oxford BioTherapeutics Ltd. In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses, and in February 2016, Amgen terminated these two licenses. For each of the two remaining development and commercialization licenses taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development and marketing of any products resulting from these development and commercialization licenses.

In September 2015, Amgen’s IND application under the remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the nine months ended March 31, 2016. The next potential milestone the Company will be entitled to receive under this license will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Sanofi

In July 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that were included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. No further targets may be added to this agreement and the product candidates (targets) as of March 31, 2016 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one undisclosed target without an associated clinical-stage product candidate.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2016, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the nine months ended March 31, 2015. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Under a separate, now-expired right-to-test agreement, in December 2013, Sanofi took one exclusive development and commercialization license. Under this license, the Company received an exercise fee of $2 million and is further entitled to receive up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones for each license are categorized as follows: development milestones—$10 million; and regulatory milestones—$20 million.

The Company was recognizing the $2 million exercise fee as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, the Company determined it will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the Company’s assistance. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.6 million for the nine months ended March 31, 2015 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Pursuant to the license agreement noted above, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926 (LAMP1), triggering a $2 million development milestone payment to the Company which is included in license and milestone fee revenue for the nine months ended March 31, 2016. The next milestone payment the Company could receive would be a $4 million development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) under this license. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of Sanofi’s product candidates, these milestones were deemed substantive.

Bayer

In October 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s ADC technology for use with antibodies or other proteins that target mesothelin. The Company received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through March 31, 2016, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the three and nine months ended March 31, 2016. The next potential milestone the Company will be entitled to receive will be either a $2 million development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine or a $6 million regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive.

Lilly

Eli Lilly and Company (Lilly) had the right to take three exclusive development and commercialization licenses under a right-to-test agreement established in December 2011, and took these licenses prior to the expiration of the agreement in December 2014. The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement in 2011.  Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Upon execution of the two licenses in December 2014, the Company recognized the remaining $15.6 million of the $23.5 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the nine months ended March 31, 2015. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases.

In September 2015, Lilly initiated Phase I, first-in-human clinical testing of its ADC product candidate, LY3076226, triggering a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the nine months ended March 31, 2016.  The next payment the Company could receive would be either a $9 million milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone payment with the commencement of a Phase I clinical trial under either of its other two licenses.  At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

Takeda

In March 2015, the Company entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c)  take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement.  The Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. The first exclusive license was taken by Takeda in December 2015, and as a result, the Company recognized $8.6 million of the $25.9 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the nine months ended March 31, 2016. Takeda is responsible for the manufacturing, product development and marketing of any products resulting from this collaboration.

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

CytomX

In January 2014, the Company entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX and the Company with the right to test the Company’s ADC technology with CytomX masked antibodies, which it calls Probodies™, to create product candidates for a specified number of targets. Each company has defined rights to test the other company’s technology with its technology under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the other company’s technology with its technology to develop and commercialize products for the specified targets on terms agreed upon at the inception of the right-to-test agreement. The Company received no upfront cash payment in connection with the execution of the right-to-test agreement. The terms of the right-to-test agreement require the Company and CytomX to each take its respective development and commercialization licenses by the end of the term of the research licenses. In addition, both the Company and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target.  Accordingly, the revenue associated with this license is being deferred until the expiration of that substitution right. With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In addition, CytomX may be liable to pay annual maintenance fees if the licensed product candidate covered under the development and commercialization license has not progressed to a specified stage of development within a specified time frame.  Assuming no annual maintenance fee is payable, the next payment the Company could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial. At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase I clinical trial would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any product resulting from the development and commercialization license taken by CytomX under this collaboration.

D.    Liability Related to Sale of Future Royalties

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech (a unit of Roche), until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million.  As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented in the accompanying consolidated balance sheet as deferred financing costs and will be amortized to interest expense over the estimated life of the royalty purchase agreement.  Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the nine-month period ended March 31, 2016 (in thousands):

Period from June 30, 2015 to March 31, 2016
Liability related to sale of future royalties — beginning balance	$199,662
Non-cash Kadcyla royalty revenue	(19,355)
Non-cash interest expense recognized	14,330

Liability related to sale of future royalties — ending balance	$194,637

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement.  Through March 31, 2016, $24.8 million in cumulative royalty payments have been received from Roche and paid to IRH. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 9.6%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

E.     Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended March 31, 2016, the Company recorded approximately ($32,000) and $(37,000) in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $18,000 and $(19,000) in expense and expense reduction recorded during the three and nine months ended March 31, 2015. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in November of 2015 and 2014, respectively, and the related compensation expense for the three and nine months ended March 31, 2016 and 2015 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

During the three and nine months ended March 31, 2016, the Company recorded approximately $108,000 and $272,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $93,000 and $329,000 in compensation expense recorded during the three and nine months ended March 31, 2015.

F.     Commitments and Contingencies

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

In February 2016, the Company entered into a lease agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA. The term of the lease is for five years and two months commencing upon delivery of the premises to the Company for its use which is anticipated to be approximately May 1, 2016.  The Company will receive up to approximately $617,000 as a construction allowance to build out the office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2016 (three months remaining)	$1,859
2017	7,876
2018	7,995
2019	7,197
2020	7,193
Thereafter	41,163
Total minimum lease payments	$73,283
Total minimum rental payments from sublease	(280)
Total minimum lease payments, net	$73,003

There are no obligations under capital leases as of March 31, 2016, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2016, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception, we have been principally engaged in the development of targeted anticancer agents referred to as antibody-drug conjugates, or ADCs. An ADC with our technology consists of a manufactured antibody that binds specifically to an antigen target found on the surface of cancer cells with one of our proprietary, highly potent cancer-killing agents attached. Its antibody component enables an ADC compound to bind specifically to a tumor cell with the target antigen on its surface, which the cancer-killing agent can then kill. The cancer-killing agent is attached to the antibody using one of our engineered linkers, which control the release and activation of the cancer-killing agent inside the tumor cell. With some ADC compounds, the antibody component also has anticancer activity of its own. Our ADC technology is designed to enable the creation of highly effective, well-tolerated anticancer products. Our lead ADC product candidates employ either DM1 or DM4 as the cancer-killing agent.  Both DM1 and DM4, collectively DMx, are our proprietary derivatives of maytansine and kill tumor cells by disrupting a process, tubulin formation, the cancer cells undergo more frequently than most healthy cells. We also have developed DNA-alkylating agents that we call IGNs. Our IMGN779 ADC is the most advanced IGN-utilizing ADC.

We use our proprietary ADC technology in conjunction with our extensive antibody expertise to develop our own anticancer product candidates. We also enter into agreements that enable companies to use our ADC technology to develop and commercialize product candidates to specified targets. Under the terms of our agreements, we are generally entitled to upfront fees, milestone payments, and royalties on any commercial product sales. In addition, under certain agreements we are compensated for research and development activities performed at our collaborative partner’s request at negotiated prices which are generally consistent with what other third parties would charge. We are compensated to manufacture preclinical and clinical materials and deliver cytotoxic agent material at negotiated prices which are generally consistent with what other third parties would charge. Currently, our partners include Amgen, Bayer, Biotest, Lilly, Novartis, Roche, Sanofi and Takeda. We also have a research agreement with CytomX Therapeutics that allows each company to develop ADCs to a specified number of cancer targets using CytomX’s Probody™ antibody masking technology with our cancer-killing agents and engineered linkers. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for certain agreements, details for all of our significant agreements can be found in our 2015 Annual Report on Form 10-K

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $19.4 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended December 31, 2015 were recorded and included in revenue for the nine months ended March 31, 2016 and $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2015 were included in royalty revenue for the nine months ended March 31, 2015. In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details. During the three months ended March 31, 2016, we recorded $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Amgen— Under a now-expired right-to-test agreement, in December 2012, Amgen took an exclusive development and commercialization license.  The Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products from this license. The total milestones are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. In September 2015, the IND application for its ADC product candidate under this license became effective, triggering a $1 million milestone payment to us which is included in license and milestone fee revenue for the nine months ended March 31, 2016.

In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses and in February 2016, Amgen terminated these two licenses.

Sanofi— In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody-based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody-based products directed to targets that were included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. No further targets may be added to this agreement and the product candidates (targets) as of March 31, 2016 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one undisclosed target without an associated clinical-stage product candidate.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2016, we have received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the nine months ended March 31, 2015.

Under a separate, now-expired right-to-test agreement, in December 2013, Sanofi took one exclusive development and commercialization license. Under this license , we received an exercise fee of $2 million and are further entitled to receive up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$10 million; and regulatory milestones—$20 million.

The Company was recognizing the $2 million exercise fee as revenue ratably over our estimated period of its substantial involvement. We had previously estimated this development period would conclude at the end of non-pivotal Phase II testing.  During the first quarter of fiscal 2015, we determined we will not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without our assistance. As a result of this determination, we recognized the balance of the upfront exercise fee during the prior period.  This change in estimate resulted in an increase to license and milestone fees of $1.6 million for the nine months ended March 31, 2015 compared to amounts that would have been recognized pursuant to our previous estimate.  Pursuant to this license agreement, in October 2015, Sanofi initiated Phase I, first-in-human clinical testing of its ADC product candidate, SAR428926 (LAMP1), triggering a $2 million development milestone payment to us which is included in license and milestone fee revenue for the nine months ended March 31, 2016.

Bayer

In October 2008, we granted Bayer an exclusive development and commercialization license to our ADC technology for use with antibodies or other proteins that target mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—we are entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through March 31, 2016, we have received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to us which is included in license and milestone fee revenue for the three and nine months ended March 31, 2016.

Lilly— Under a now-expired right-to-test agreement executed in December 2011, Lilly has taken three exclusive development and commercialization licenses. We received a $20 million upfront payment in connection with the execution of the right-to-test agreement, and for the first development and commercialization license taken in August 2013 and amended in December 2013, we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. The second and third exclusive licenses were taken in December 2014, one of which we received an exercise fee in the amount of $2 million and are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products.  For the third license taken in December 2014, for which we did not receive an exercise fee, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In September 2015, Lilly began Phase I evaluation of one of their potential products which triggered a $5 million milestone payment to us which is included in license and milestone fee revenue for the nine months ended March 31, 2016.

Takeda— In March 2015, we entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.  We received a $20 million upfront payment in connection with the execution of the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse.  Takeda has the right to extend the three-year right-to-test period for one additional year by payment to us of $4 million.  Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to us of $8 million.  If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. The first exclusive license was taken by Takeda in December 2015, an as a result, we recognized $8.6 million of the $25.9 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the nine months ended March 31, 2016. For each development and commercialization license taken, we are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$30 million; regulatory milestones—$85 million; and sales milestones—$95 million.

CytomX— In January 2014, we entered into a reciprocal right-to-test agreement with CytomX Therapeutics, Inc. (CytomX). The agreement provides CytomX and us with the right to test our ADC technology with CytomX masked antibodies, which it calls Probodies™, to create product candidates for a specified number of targets. Each company has defined rights to test the other company’s technology with its technology under a right-to-test, or research, license, and to subsequently take an exclusive, worldwide license to use the other Company’s technology with its technology to develop and commercialize products for the specified targets on terms agreed upon at the inception of the right-to-test agreement. We received no upfront cash payment in connection with the execution of the right-to-test agreement.  The terms of the right-to-test agreement require us and CytomX to each take its respective development and commercialization licenses by the end of the term of the research licenses. In addition, both we and CytomX are required to perform specific research activities under the right-to-test agreement on behalf of the other party for no monetary consideration.

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the target with another as yet unspecified target.  Accordingly, the revenue associated with this license is being deferred until the expiration of that substitution right. With respect to the development and commercialization license taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2016, we had approximately $182.9 million in cash and cash equivalents compared to $278.1 million in cash and cash equivalents as of June 30, 2015.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note D to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2016 and 2015

Revenues

Our total revenues for the three months ended March 31, 2016 and 2015 were $19.7 million and $11.4 million, respectively. The $8.3 million increase in revenues in the three months ended March 31, 2016 from the same period in the prior year is attributable to an increase in all revenue categories, all of which are discussed below.

Revenues from license and milestone fees for the three months ended March 31, 2016 increased $5.0 million to $10.1 million from $5.1 million in the same period ended March 31, 2015. Included in license and milestone fees for the three months ended March 31, 2016 is a $10 million development milestone achieved under a license agreement with Bayer.  Included in license and milestone fees for the three months ended March 31, 2015 is a $5 million development milestone achieved under a license agreement with Novartis. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2016 and 2015 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2016	2015
Collaborative Partner:
Amgen	$4	$4
Bayer	10,000	—
Biotest	—	7
Lilly	6	6
Novartis	45	5,045
Sanofi	1	16
Takeda	21	—
Total	$10,077	$5,078

Deferred revenue of $32.4 million as of March 31, 2016 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $7.4 million of non-cash royalties on net sales of Kadcyla for the three-month period ended December 31, 2015 were recorded and included in revenue for the three months ended March 31, 2016 and $5.1 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2014 is included in revenue for the three months ended March 31, 2015. We expect non-cash royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.

Research and development support revenue was $1.1 million for the three months ended March 31, 2016 compared with $532,000 for the three months ended March 31, 2015. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2016 and 2015 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2016	2015
Collaborative Partner:
Amgen	$—	$59
Biotest	77	278
CytomX	565	9
Lilly	127	137
Novartis	31	20
Takeda	185	12
Other	74	17
Total	$1,059	$532

Clinical materials revenue was $1.2 million for the three months ended March 31, 2016 compared with $718,000 for the three months ended March 31, 2015. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

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

Research and development expense for the three months ended March 31, 2016 increased $10.4 million to $36.1 million from $25.7 million for the three months ended March 31, 2015. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2016	2015
Research	$6,285	$5,721
Preclinical and Clinical Testing	16,390	9,941
Process and Product Development	3,437	2,138
Manufacturing Operations	9,982	7,866
Total Research and Development Expense	$36,094	$25,666

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended March 31, 2016 increased $564,000 compared to the three months ended March 31, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel and an increase in lab supplies driven by increased activities. We expect research expenses for fiscal 2016 to be higher than fiscal 2015 due to increases in personnel and lab supplies to support internal and partner efforts.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2016 increased $6.5 million to $16.4 million compared to $9.9 million for the three months ended March 31, 2015. This increase is primarily the result of an increase in contract service expense and clinical trial expense driven primarily by increased activities related to mirvetuximab ravtansine, and to a lesser extent, increased activities related to IMGN529 and IMGN779.  Salaries and related expenses also increased due primarily to increases in personnel to support internal program advancement. We expect preclinical and clinical testing expenses for fiscal 2016 to be significantly higher than fiscal 2015 driven primarily by increased activities to advance our wholly owned product candidates, mirvetuximab ravtansine and IMGN529, to later-stage clinical testing, and IMGN779 to Phase I clinical testing.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2016, total development expenses increased $1.3 million compared to the three months ended March 31, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel and an increase in contract services driven by increased development activities related to our IGN cytotoxic agents. We expect process and product development expenses for fiscal 2016 to be significantly higher than fiscal 2015 due to increases in personnel to support internal and partner efforts and increases in contract services to support further development of our IGN cytotoxic agents.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2016, manufacturing operations expense increased $2.1 million to $10.0 million compared to $7.9 million in the same period last year. The increase in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is principally the result of  (i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners;  (ii) a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators; and (iii) an increase in salaries and related expenses driven primarily by increases in personnel.  We expect manufacturing operations expense for fiscal 2016 to be higher than fiscal 2015 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 increased $4.2 million compared to the same period last year. This increase is primarily due to a $2.8 million stock compensation charge incurred during the current period related to the modification of the terms  of certain options previously granted to the CEO of the Company in connection with his planned retirement from the Company and an increase in salaries and related expenses driven by additional personnel, and to a lesser extent, an increase in professional fees and contract services. We expect general and administrative expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increased salaries and related expenses, including the CEO-related stock compensation charge, and increased professional fees.

Investment Income, net

Investment income for the three months ended March 31, 2016 and 2015 was $108,000 and $14,000, respectively. The increase in the current period is due to a greater average cash balance attributable to receipt of $200 million of gross proceeds in April 2015 upon consummation of the royalty purchase agreement with Immunity Royalty Holdings, L.P.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note D to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended March 31, 2016, we recorded $5.0 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2016 and 2015 was $551,000 and $(393,000), respectively. We incurred $548,000 and $(393,000) in foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended March 31, 2016 and 2015, respectively.

Comparison of Nine Months ended March 31, 2016 and 2015

Revenues

Our total revenues for the nine months ended March 31, 2016 and 2015 were $52.6 million and $72.9 million, respectively. The $20.3 million decrease in revenues in the nine months ended March 31, 2016 from the same period in the prior year is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in royalty revenue and research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the nine months ended March 31, 2016 decreased $25.9 million to $26.8 million from $52.7 million in the same period ended March 31, 2015. Included in license and milestone fees for the nine months ended March 31, 2016 is $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda, a $5 million development milestone achieved under a license agreement with Lilly, a $1 million development milestone achieved under a license agreement with Amgen, a $2 million development milestone achieved under a license agreement with Sanofi and a $10 million development milestone achieved under a license agreement with Bayer.  Included in license and milestone fees for the nine months ended March 31, 2015 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis, a $5 million development milestone achieved under one of the development and commercialization licenses with Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi.  Also, during the prior-year period, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.6 million for the prior period compared to amounts that would have been recognized pursuant to the Company’s previous estimate. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended March 31, 2016 and 2015 is included in the following table (in thousands):

	Nine Months Ended March 31,
License and Milestone Fees	2016	2015
Collaborative Partner:
Amgen	$1,013	$13
Bayer	10,000	—
Biotest	12	19
Janssen	—	241
Lilly	5,017	15,639
Novartis	135	30,869
Sanofi	2,009	5,948
Takeda	8,653	—
Total	$26,839	$52,729

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $19.4 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended December 31, 2015 were recorded and included in revenue for the nine months ended March 31, 2016 and $13.9 million of royalties on net sales of Kadcyla for the nine-month period ended December 31, 2014 is included in revenue for the nine months ended March 31, 2015. We expect non-cash royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details. During the nine months ended March 31, 2016, we recorded $195,000 of cash royalties resulting from an adjustment recorded in the current period related to net sales of Kadcyla prior to the effective date of the royalty purchase transaction.

Research and development support revenue was $2.7 million for the nine months ended March 31, 2016 and $2.1 million for the nine months ended March 31, 2015. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the nine-month periods ended March 31, 2016 and 2015 is included in the following table (in thousands):

	Nine Months Ended March 31,
Research and Development Support	2016	2015
Collaborative Partner:
Amgen	$30	$97
Biotest	297	458
CytomX	912	49
Lilly	388	1,010
Novartis	130	476
Takeda	846	12
Other	76	38
Total	$2,679	$2,140

Clinical materials revenue was $3.5 million for the nine months ended March 31, 2016 compared with $4.2 million for the nine months ended March 31, 2015. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Research and development expense for the nine months ended March 31, 2016 increased $28.1 million to $109.4 million from $81.3 million for the nine months ended March 31, 2015. A more detailed discussion of research and development expense in the period follows.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended March 31,
Research and Development Expense	2016	2015
Research	$18,188	$15,313
Preclinical and Clinical Testing	49,921	31,157
Process and Product Development	9,019	6,382
Manufacturing Operations	32,297	28,479
Total Research and Development Expense	$109,425	$81,331

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the nine months ended March 31, 2016 increased $2.9 million compared to the nine months ended March 31, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel, and to a lesser extent, an increase in lab supplies driven by increased activity. We expect research expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increases in personnel and lab supplies to support internal and partner efforts.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended March 31, 2016 increased $18.7 million to $49.9 million compared to $31.2 million for the nine months ended March 31, 2015. This increase is primarily the result of an increase in contract service expense and clinical trial expense driven primarily by increased activities related to mirvetuximab ravtansine, and to a lesser extent, increased activities related to IMGN529 and IMGN779.  Salaries and related expenses also increased due primarily to increases in personnel to support internal program advancement.   We expect preclinical and clinical testing expenses for fiscal 2016 to be significantly higher than fiscal 2015 driven primarily by increased activities to advance our wholly owned product candidates, mirvetuximab ravtansine and IMGN529, to later-stage clinical testing, as well as IMGN779 to Phase I clinical testing.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended March 31, 2016, total development expenses increased $2.6 million compared to the nine months ended March 31, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel and an increase in contract services driven by increased development activities related to our IGN cytotoxic agents. We expect process and product development expenses for fiscal 2016 to be significantly higher than fiscal 2015 due to increases in personnel to support internal and partner efforts and increases in contract services to support further development of our IGN cytotoxic agents.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended March 31, 2016, manufacturing operations expense increased $3.8 million to $32.3 million compared to $28.5 million in the same period last year. This increase is principally the result of an increase in antibody development and supply costs driven primarily by timing of supply requirements for our mirvetuximab soravtansine and coltuximab programs, partially offset by costs incurred in the prior year period related to IMGN289 development activities.  The increase is also a result of a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators.  We expect manufacturing operations expense for fiscal 2016 to be higher than fiscal 2015 due primarily to increased activities to advance our wholly owned product candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2016 increased $6.7 million compared to the same period last year. This increase is primarily due to a $2.8 million stock compensation charge incurred during the current period related to the modification of the terms of certain options previously granted to the CEO of the Company in connection with his planned retirement from the Company and an increase in salaries and related expenses driven by additional personnel, and to a lesser extent, an increase in professional fees and contract services. We expect general and administrative expenses for fiscal 2016 to be higher than fiscal 2015 due primarily to increased salaries and related expenses, including the CEO-related stock compensation charge, and increased professional fees.

Investment Income, net

Investment income for the nine months ended March 31, 2016 and 2015 was $219,000 and $36,000, respectively. The increase in the current period is due to greater average cash balance attributable to receipt of $200 million of gross proceeds in April 2015 upon consummation of the royalty purchase agreement with Immunity Royalty Holdings, L.P.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note C to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the nine months ended March 31, 2016, we recorded $15.2 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the nine months ended March 31, 2016 and 2015 was $509,000 and $(933,000), respectively. We incurred $480,000 and $(940,000) in foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the nine months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	June 30,
	2016	2015
	(In thousands)
Cash and cash equivalents	$182,913	$278,109
Shareholders’ equity	(41,143)	35,104

	Nine Months Ended March 31,
	2016	2015
	(In thousands)
Cash used for operating activities	$(91,569)	$(26.838)
Cash used for investing activities	(8,606)	(5,028)
Cash provided by financing activities	4,979	1,432

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding and more recently, royalties.   We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of March 31, 2016, we had approximately $182.9 million in cash and cash equivalents. Net cash used for operations was $91.6 million and $26.8 million for the nine months ended March 31, 2016 and 2015, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss. The prior year period benefited from a $20 million upfront payment received in connection with the execution of the right-to-test agreement with Takeda in March 2015, as well as lower operating expenses.

Net cash used for investing activities was $8.6 million and $5.0 million for the nine months ended March 31, 2016 and 2015, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $5.0 million and $1.4 million for the nine months ended March 31, 2016 and 2015, respectively, which represents proceeds from the exercise of approximately 498,000 and 205,000 stock options, respectively.

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

We anticipate that our current capital resources and expected future collaborator payments under existing collaborations will enable us to meet our operational expenses and capital expenditures through fiscal year 2017. However, we cannot provide assurance that such future collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. Such strategic partner transactions and alternative financing arrangements may not be available when required or may not be available on favorable terms.  See Note A of the consolidated financial statements for further discussion.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, and interim periods thereafter, with early application permitted. Accordingly, the standard is effective for us on June 30, 2017. We have not yet completed our analysis of the impact of the adoption of this guidance. Refer to Note A, Nature of Business and Plan of Operations, of our consolidated financial statements for further discussion.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for us on July 1, 2016. Our consolidated balance sheet as of March 31, 2016 includes in assets $4.7 million of debt issuance costs classified as deferred financing costs.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We implemented the recommendations of this Update prospectively, resulting in a reduction of long-term assets and current liabilities of approximately $843,000 as of March 31, 2016. The prior period balances were not retrospectively adjusted.

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

In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  Accordingly, the standard is effective for us on July 1, 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard is effective for us on July 1, 2017. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                        Exhibits

Exhibit No.	Description

10.1	Amendment to Stock Option Agreements between the Registrant and Daniel M. Junius
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 4, 2016	By:	/s/ Daniel M. Junius
Daniel M. Junius
President, Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)