Form 10-Q
period 2016-09-30
IMMUNOGEN INC
filed 2016-11-04
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Shares of common stock, par value $.01 per share:  87,301,341 shares outstanding as of October 27, 2016.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	June 30,
	2016	2016
ASSETS
Cash and cash equivalents	$196,000	$245,026
Accounts receivable	316	883
Unbilled revenue	1,460	1,409
Inventory	2,027	907
Prepaid and other current assets	7,481	4,881
Total current assets	207,284	253,106
Property and equipment, net of accumulated depreciation	20,931	22,704
Other assets	3,133	3,430
Total assets	$231,348	$279,240
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,973	$11,510
Accrued compensation	6,746	10,724
Other accrued liabilities	10,018	9,713
Current portion of deferred lease incentive	784	772
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $981 and $1,000, respectively	16,070	14,138
Current portion of deferred revenue	13,634	13,582
Total current liabilities	56,225	60,439
Deferred lease incentive, net of current portion	6,110	6,236
Deferred revenue, net of current portion	19,162	19,288
Convertible 4.5% senior notes, net of deferred financing costs of $3,206 and $3,372, respectively	96,794	96,628
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $3,237 and $3,473, respectively	171,492	174,761
Other long-term liabilities	4,103	4,192
Total liabilities	353,886	361,544
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 87,314 and 87,209 shares as of September 30, 2016 and June 30, 2016, respectively	873	872
Additional paid-in capital	775,007	770,511
Accumulated deficit	(898,418)	(853,687)
Total shareholders’ deficit	(122,538)	(82,304)
Total liabilities and shareholders’ deficit	$231,348	$279,240

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	September 30,
	2016	2015
Revenues:
License and milestone fees	$76	$6,070
Non-cash royalty revenue related to the sale of future royalties	6,184	5,684
Research and development support	1,354	772
Clinical materials revenue	46	2,325
Total revenues	7,660	14,851
Operating Expenses:
Research and development	32,909	35,132
General and administrative	9,459	8,329
Restructuring charge	4,130	—
Total operating expenses	46,498	43,461
Loss from operations	(38,838)	(28,610)
Investment income, net	146	51
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(5,018)	(5,143)
Interest expense on convertible senior notes	(1,150)	—
Other income (expense), net	129	(38)
Net loss	$(44,731)	$(33,740)
Basic and diluted net loss per common share	$(0.51)	$(0.39)
Basic and diluted weighted average common shares outstanding	87,102	86,838
Total comprehensive loss	$(44,731)	$(33,740)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(44,731)	$(33,740)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(6,184)	(5,684)
Non-cash interest expense on liability related to sale of future royalties	5,018	5,143
Depreciation and amortization	1,528	1,127
Loss (gain) on sale/disposal of fixed assets	—	(6)
Impairment charge related to restructuring	970	—
Stock and deferred share unit compensation	4,497	5,783
Deferred rent	63	29
Change in operating assets and liabilities:
Accounts receivable	567	(1,724)
Unbilled revenue	(51)	(185)
Inventory	(1,120)	1,689
Prepaid and other current assets	(2,600)	95
Other assets	292	62
Accounts payable	(2,120)	1,551
Accrued compensation	(3,978)	(5,084)
Other accrued liabilities	38	(871)
Deferred revenue, net of non-cash upfront license payment	(74)	464
Proceeds from landlord for tenant improvements	41	—
Net cash used for operating activities	(47,844)	(31,351)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,182)	(3,377)
Net cash used for investing activities	(1,182)	(3,377)
Cash flows from financing activities:
Proceeds from stock options exercised	—	4,462
Net cash provided by financing activities	—	4,462
Net change in cash and cash equivalents	(49,026)	(30,266)
Cash and cash equivalents, beginning of period	245,026	278,109
Cash and cash equivalents, end of period	$196,000	$247,843

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑based anticancer therapeutics. The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $44.7 million during the three months ended September 30, 2016, and has an accumulated deficit of $898.4 million as of September 30, 2016. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At September 30, 2016, the Company had $196.0 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures into the second quarter of calendar year 2018.  Without such collaborator payments, it would last into the first quarter of calendar year 2018. The Company may raise additional funds through equity or debt financings or generate revenues from collaborative partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, collaboration arrangements, third‑party reimbursements and compliance with governmental regulations.

On June 15, 2016, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2017. Accordingly the Company will be issuing six month transitional financial statements as of December 31, 2016, and calendar year financial statements thereafter.

B.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2016 and June 30, 2016 and for the three months ended September 30, 2016 and 2015 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information.The June 30, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified for consistency with the current period presentation. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2016  up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

Related Party Transaction

During fiscal year 2016, the Company entered into a transaction with Sanofi to purchase drug product along with the master and working cell banks for a product that Sanofi previously discontinued and had returned its rights back to the Company. The Company entered into this transaction, at a cost of €1.6 million, in order to continue development of the product, or make it more attractive to re-license the target to another partner. A relationship between an executive from the Company and an executive from Sanofi qualified this transaction as potentially between related parties, and accordingly, the audit committee of the Board of Directors of the Company approved the terms and conditions of the transaction, believing that it was in the best interest of the Company to proceed and that it was done at an arms-length amount. The transaction was substantially completed during fiscal year 2016; however, as of September 30, 2016, $44,000 is classified as a prepaid expense and approximately $258,000 more will be payable when a deliverable still pending from Sanofi is received.

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

At September 30, 2016, the Company had the following two types of agreements with the parties identified below:

•Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (two exclusive single-target licenses (1))

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

Sanofi (one exclusive single-target license and one exclusive license to multiple individual targets)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)

•Research license/option agreement for a defined period of time to secure development and commercialization licenses to use the Company’s ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple-deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the three months ended September 30, 2015, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $7.0 million. There were no sales of manufactured preclinical or clinical materials during the three months ended September 30, 2016. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per-batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Non-refundable development and regulatory milestones that are expected to be achieved partly as a result of the Company’s efforts are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of September 30, 2016  and June 30, 2016. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2016  and June 30, 2016, the Company held $196.0 million and $245.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had approximately $306,000 and $804,000 of accrued capital expenditures as of September 30, 2016 and June 30, 2016, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$172,058	$172,058	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $100.0 million and $85.0 million, respectively, as of September 30, 2016 compared to $100.0 million and $91.2 million, respectively, as of June 30, 2016. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2016  and June 30, 2016 represents research funding earned prior to those dates based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2016  and June 30, 2016 is summarized below (in thousands):

	September 30,	June 30,
	2016	2016
Raw materials	$191	$317
Work in process	1,836	590
Total	$2,027	$907

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded no expense related to excess inventory in either the three months ended September 30, 2016 or three months ended September 30, 2015.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current cojugate on hand, no reserve for work in process inventory was determined to be required at September 30, 2016. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	September 30,
	2016	2015
Options outstanding to purchase common stock and unvested restricted stock	14,929	11,494
Common stock equivalents under treasury stock method for options	3	1,296
Shares issuable upon conversion of convertible notes	23,878	—
Common stock equivalents under if-converted method for convertible notes	23,878	—

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2016  the Company is authorized to grant future awards under one employee share-based compensation plan, which is the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan. At the annual meeting of shareholders on November 11, 2014, an amendment to the 2006 Plan was approved and an additional 5,500,000 shares were authorized for issuance under this plan.  As amended, the 2006 Plan provides for the issuance of Stock Grants, the grant of Options and the grant of Stock-Based Awards for up to 17,500,000 shares of the Company’s common stock, as well as 1,676,599 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. Restated Stock Option Plan, or the Former Plan, that were forfeited, expired or were cancelled without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company between November 11, 2006 and June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,
	2016	2015
Dividend	None	None
Volatility	65.65%	67.07%
Risk-free interest rate	1.26%	1.89%
Expected life (years)	6.3	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2016 and 2015 were $1.79 and $10.31 per share, respectively.

A summary of option activity under the 2006 Plan as of September 30, 2016, and changes during the three month period then ended is presented below (in thousands, except weighted-average data):

		Weighted‑
	Number of	Average
	Stock	Exercise
	Options	Price
Outstanding at June 30, 2016	11,813	$13.03
Granted	3,341	$2.95
Exercised	—	$0.00
Forfeited/Canceled	(436)	$10.41
Outstanding at September 30, 2016	14,718	$10.82

Included in the outstanding options in the table above are approximately 762,000 stock options that will forfeit in the quarter ending December 31, 2016 in connection with the workforce reduction related to the restructuring event in the current period, the details of which are discussed further in Note G. Accordingly, the Company recorded an approximate $837,000 credit to stock compensation expense in the current period related to these known future forfeitures.

In August 2016, the Company granted 117,800 shares of restricted common stock with a grant date fair value of $3.15 to certain officers of the Company. These restrictions will lapse in three equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

Stock compensation expense related to stock options and restricted stock awards granted under the 2006 Plan was $4.4 million and $5.7 million during the three months ended September 30, 2016 and 2015, respectively. The decrease in expense is primarily due to greater forfeitures recorded in the current period as discussed above. As of September 30, 2016, the estimated fair value of unvested employee awards was $24.3 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Included in stock compensation expense for the three months ended September 30, 2016 and 2015 are $108,000 and $82,000, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the three months ended September 30, 2016, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended September 30, 2016 and 2015 are included in the following table:

	Three Months Ended
	September 30,
Collaborative Partner:	2016	2015
Biotest	1%	16%
Lilly	1%	35%
Roche	81%	38%

There were no other customers of the Company with significant revenues in the three months ended September 30, 2016 and 2015.

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

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, and interim periods thereafter, with early application permitted. Accordingly, the standard is effective for the Company at December 31, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Refer to Note A, Nature of Business and Plan of Operations for further discussion.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. The Company implemented the recommendations of this update, resulting in a reduction of prepaid and other current assets and non-current other assets of approximately $1 million and $6.8 million, respectively, as of June 30, 2016, with corresponding reductions of the debt liabilities as shown on the face of the accompanying consolidated balance sheet to the financial statements.

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

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC compound, Kadcyla, was approved for marketing in the U.S., Japan and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through September 30, 2016, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $6.2 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended June 30, 2016 were recorded and included in non-cash royalty revenue for the three-month period ended September 30, 2016 and $5.7 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended June 30, 2015 is included in non-cash royalty revenue for the three-month period ended September 30, 2015. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

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

For each of the two remaining development and commercialization license taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development and marketing of any products resulting from these development and commercialization licenses. Through September 30, 2016, the Company has received and recognized an aggregate of $3 million in milestone payments for compounds covered under this agreement now or in the past. In September 2015, Amgen’s IND application under the remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the three month period ended September 30, 2015. The next potential milestone the Company will be entitled to receive under this license will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to our consolidated financial statements included within the Company’s 2016 Form 10-K

D.       Convertible 4.5% Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Company received net proceeds of approximately $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of approximately $3.4 million.

The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $1.2 million of interest expense in the three months ended September 30, 2016. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the offering memorandum) occurs prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon an event of default, the holders may require the Company to repurchase for cash all of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon bankruptcy, this becomes an automatic repurchase obligation. Also, if the Company fails to comply with certain reporting requirements as described in the indenture it will constitute an event of default, however the Company may elect to pay additional interest at an annual rate equal to 0.5% of the principal amount for the 90 days following such event as a remedy for the default. Subsequent to the 90 days, if still in default, the principal amount of the notes and accrued interest may become immediately due and payable. If a “restricted event” occurs as described in the indenture that causes the notes not to become freely tradable by holders other than our affiliates after the first anniversary of the original issuance date of the notes, the Company would also become obligated to pay additional interest at an annual rate equal to 0.5% of the principal amount. The combined additional interest rate under these two circumstances, however, cannot exceed 0.5%.

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. The accounting treatment will be re-assessed six months from the issuance date when the underlying shares become freely transferable and each subsequent reporting period thereafter. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, which are netted against the Convertible Notes in the accompanying consolidated balance sheet and will be amortized to interest expense ratably over the term of the Convertible Notes.

E.       Liability Related to Sale of Future Royalties

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech (a unit of Roche), until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term.  At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million.  As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and will be amortized to interest expense over the estimated life of the royalty purchase agreement.  Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the three-month period ended September 30, 2016 (in thousands):

Period from
June 30, 2016 to
September 30,
2016
Liability related to sale of future royalties, net — beginning balance	$188,899
Non-cash Kadcyla royalty revenue	(6,184)
Non-cash interest expense recognized	4,847
Liability related to sale of future royalties, net — ending balance	$187,562

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. Through September 30, 2016, $37.0 million in cumulative royalty payments have been received from Roche and paid to IRH. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 9.6%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

F.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended September 30, 2016, the Company recorded approximately ($3,000) in expense reduction related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to ($30,000) in expense reduction recorded during the three months ended September 30, 2015. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in November of 2015 and 2014, respectively, and the related compensation expense for the three months ended September 30, 2016 and 2015 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

During the three months ended September 30, 2016, the Company recorded approximately $108,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $82,000 in compensation expense recorded during the three months ended September 30, 2015.

G.       Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees.  Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction is expected to be completed during the quarter ending December 31, 2016.  As a result of the workforce reduction, in the current period, the Company recorded a restructuring charge totaling $3.1 million related to termination benefits and other related charges, of which $2.5 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan.  An additional one-time termination charge of approximately $257,000 is anticipated to be recorded in the quarter ending December 31, 2016.  No cash payments were made during the current period. The related cash payments will begin to be paid out in October 2016 and will be substantially paid out by June 30, 2017.  Additionally, approximately 762,000 stock options will forfeit in the quarter ending December 31, 2016 in connection with the workforce reduction, and as a result, the Company recorded an approximate $837,000 credit to stock compensation expense related to these known future forfeitures which is included in research and development expense and general and administrative expense for the current period.

In addition to the termination benefits and other related charges, the Company will seek to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. Based on an estimate of the potential time it will take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company then evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a remaining cost basis of $193,000 as of September 30, 2016.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted and will vest annually in equal installments over three years from the date of grant and are included in the option summary table within the “Stock-Based Compensation” section of Note B above.

H.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed in December 2013, April 2014, and December 2015, the Company received construction allowances of approximately $746,000, $1.1 million, and $186,000, respectively, to build out office and lab space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

In February 2016, the Company entered into a lease agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company received approximately $617,000 as a construction allowance to build out the office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. As noted aove, the Company will seek to sub-lease this currently unoccupied office space that is no longer required due to the restructuring completed in the current period.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2017 (nine months remaining)	$5,955
2018	8,056
2019	7,258
2020	7,254
2021	7,302
Thereafter	34,252
Total minimum lease payments	$70,077
Total minimum rental income from subleases	(220)
Total minimum lease payments, net	$69,857

There are no obligations under capital leases as of September 30, 2016, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2016, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

We have established a leadership position in ADCs. Our technology is deployed in Roche’s Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Following Kadcyla are 12 clinical-stage ADCs with our technology: four wholly owned by us and eight through our partnerships with Amgen, Bayer, Biotest, Lilly, Novartis, and Sanofi.

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

In addition to the discussion below for agreements with activity in the periods presented, details for all of our significant agreements can be found in our 2016 Annual Report on Form 10-K.

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.2 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2016 were recorded and included in non-cash royalty revenue for the three months ended September 30, 2016 and $5.7 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2015 were included in non-cash royalty revenue for the three months ended September 30, 2015. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E to the consolidated financial statements.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2016, we had approximately $196 million in cash and cash equivalents compared to $245 million in cash and cash equivalents as of June 30, 2016.

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

During the current period, the Board of Directors approved a plan to reengineer the business, resulting in a restructuring event, the related accounting of which is discussed further under the Results of Operation. There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2016 and 2015

Revenues

Our total revenues for the three months ended September 30, 2016 and 2015 were $7.7 million and $14.9 million, respectively. The $7.2 million decrease in revenues in the three months ended September 30, 2016 from the same period in the prior year is attributable to decreases in license and milestone fees and clinical materials revenue, partially offset by increases in non-cash royalty revenue and research and development support revenue, all of which are discussed below.

Revenues from license and milestone fees for the three months ended September 30, 2016 decreased $6.0 million to $76,000 from $6.1 million in the same period ended September 30, 2015. Included in license and milestone fees for the three months ended September 30, 2015 is a $5 million development milestone achieved under a license agreement with Lilly and a $1 million development milestone achieved under a license agreement with Amgen. There were no milestones achieved during the three month period ended September 30, 2016. The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended September 30, 2016 and 2015 is included in the following table (in thousands):

	Three Months Ended September 30,
License and Milestone Fees	2016	2015
Collaborative Partner:
Amgen	$4	$1,004
Biotest	—	6
Lilly	6	5,006
Novartis	45	45
Sanofi	—	9
Takeda	21	—
Total	$76	$6,070

Deferred revenue of $32.8 million as of September 30, 2016 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non-cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014.

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.2 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2016 were recorded and included in revenue for the three months ended September 30, 2016 and $5.7 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2015 is included in revenue for the three months ended September 30, 2015.  In April 2015, we consummated a royalty purchase transaction — see Liquidity and Capital Resources below for further details.

Research and development support revenue was $1.4 million for the three months ended September 30, 2016 compared with $772,000 for the three months ended September 30, 2015. These amounts primarily represent research funding earned based on actual resources utilized under our agreements with our collaborators shown in the table below. Also included in research and development support revenue are fees for developing antibody-specific conjugation processes on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of research and development support revenue may vary widely from quarter to quarter and year to year. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended September 30, 2016 and 2015 is included in the following table (in thousands):

	Three Months Ended September 30,
Research and Development Support	2016	2015
Collaborative Partner:
Amgen	$—	$30
Biotest	38	151
CytomX	587	19
Lilly	61	155
Novartis	15	31
Takeda	639	384
Other	14	2
Total	$1,354	$772

Clinical materials revenue was $46,000 for the three months ended September 30, 2016 compared with $2.3 million for the three months ended September 30, 2015. We are compensated at negotiated prices which are generally consistent with what other third-parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical-grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes and (iv) manufacturing operations expense which also includes raw materials.

Research and development expense for the three months ended September 30, 2016 decreased $2.2 million to $32.9 million from $35.1 million for the three months ended September 30, 2015. A more detailed discussion of research and development expense in the period follows.

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2016	2015
Research	$6,273	$5,940
Preclinical and Clinical Testing	14,294	15,498
Process and Product Development	3,757	2,693
Manufacturing Operations	8,585	11,001
Total Research and Development Expense	$32,909	$35,132

Research:   Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended September 30, 2016 increased $333,000 compared to the three months ended September 30, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel from hiring during fiscal year 2016 and an increase in depreciation expense driven by new lab space built out in fiscal 2016.

Preclinical and Clinical Testing: Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2016 decreased $1.2 million to $14.3 million compared to $15.5 million for the three months ended September 30, 2015. This decrease is primarily the result of a decrease in contract service expense driven primarily by timing of certain activities related to mirvetuximab ravtansine, partially offset by an increase in clinical trial costs driven by increased activities related to our mirvetuximab soravtansine, IMGN529 combination and IMGN779 studies.  Additionally, salaries and related expenses also increased due primarily to increases in personnel from hiring during fiscal year 2016.

Process and Product Development:  Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2016, total development expenses increased $1.1 million compared to the three months ended September 30, 2015. This increase is principally due to an increase in salaries and related expenses driven primarily by increases in personnel from hiring during fiscal year 2016 and an increase in contract services driven by increased development activities related to our IGN cytotoxic agents.

Manufacturing Operations: Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2016, manufacturing operations expense decreased $2.4 million to $8.6 million compared to $11.0 million in the same period last year. This decrease is principally the result of a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners and an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the period. Partially offsetting these decreases, third-party fill/finish costs increased driven primarily by timing of certain scale-up activities related to the mirvetuximab soravtansine program.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 increased $1.1 million compared to the same period last year. This increase is primarily due to an increase in professional fees driven by reengineering consulting services in the current period.

Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees.  Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction is expected to be completed during the quarter ending December 31, 2016.  As a result of the workforce reduction, in the current period, we recorded a restructuring charge totaling $3.1 million related to termination benefits and other related charges, of which $2.5 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan.  An additional one-time termination charge of approximately $257,000 is anticipated to be recorded in the quarter ending December 31, 2016.  No cash payments were made during the current period. The related cash payments will begin to be paid out in October 2016 and will be substantially paid out by June 30, 2017.  Additionally, approximately 762,000 stock options will forfeit in the quarter ending December 31, 2016 in connection with the workforce reduction, and as a result, we recorded an approximate $837,000 credit to stock compensation expense related to these known future forfeitures which is included in research and development expense and general and administrative expense for the current period.

In addition to the termination benefits and other related charges, the Company will seek to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. Based on an estimate of the potential time it will take to find a tenant of approximately six months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to us to build out the space, we determined it did not need to record a loss on the sub-lease. We then evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, we concluded that a substantial portion of the leasehold improvements were not recoverable. We recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a remaining cost basis of $193,000 as of September 30, 2016.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted and will vest annually in equal installments over three years from the date of grant and are included in the option summary table within the “Stock-Based Compensation” section of Note B to our Consolidated Financial Statements.

Investment Income, net

Investment income for the three months ended September 30, 2016 and 2015 was $146,000 and $51,000, respectively. The increase in the current period is due to a greater average cash balance driven by the proceeds received in the fourth quarter of fiscal 2016 resulting from the senior convertible notes issuance, which is discussed further in Note D to our Consolidated Financial Statements.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended September 30, 2016, we recorded $4.8 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 9.5%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $1.2 million of interest expense in the three months ended September 30, 2016.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2016 and 2015 was $129,000 and $38,000, respectively. We incurred $129,000 and $(44,000) in foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	June 30,
	2016	2016
	(In thousands)
Cash and cash equivalents	$196,000	$245,026
Working capital	151,059	192,667
Shareholders’ (deficit) equity	(122,538)	(82,304)

	Three Months Ended September 30,
	2016	2015
	(In thousand)
Cash used for operating activities	$(47,844)	$(31,351)
Cash used for investing activities	(1,182)	(3,377)
Cash provided by financing activities	—	4,462

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, royalties, and more recently, convertible debt.  We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of September 30, 2016, we had approximately $196.0 million in cash and cash equivalents. Net cash used for operations was $47.8 million and $31.4 million for the three months ended September 30, 2016 and 2015, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $1.2 million and $3.4 million for the three months ended September 30, 2016 and 2015, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $4.5 million for the three months ended September 30, 2015, which represents proceeds from the exercise of approximately 402,000 stock options.  There were no stock option exercises in the three months ended September 30, 2016 due to a decline in the Company’s stock price.

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

The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures into the second quarter of calendar year 2018.  Without such collaborator payments, it would last into the first quarter of calendar year 2018. However, we cannot provide assurance that such future collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to pursue additional strategic partners, secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. Such strategic partner transactions and alternative financing arrangements may not be available when required or may not be available on favorable terms.  See Note A of the consolidated financial statements for further discussion.

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Change in Fiscal Year

On June 15, 2016, the Company’s Board of Directors approved a change in our fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2017. Accordingly we will be issuing six month transitional financial statements as of December 31, 2016, and calendar year financial statements thereafter.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, and interim periods thereafter, with early application permitted. Accordingly, the standard is effective for us at December 31, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. Refer to Note A, Nature of Business and Plan of Operations, of our consolidated financial statements for further discussion.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. We implemented the recommendations of this update, resulting in a reduction of prepaid and other current assets and non-current other assets of approximately $1 million and $6.8 million, respectively, as of June 30, 2016, with corresponding reductions of the debt liabilities as shown on the face of the accompanying consolidated balance sheet to the financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact of this guidance on our financial statements.

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

These forward-looking statements can be identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. They may also use words such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this Annual Report on Form 10-K for the year ended June 30, 2016. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Avastin®, Kadcyla® and Keytruda® are registered trademarks of their respective owners

Probody™ is a trademark of CytomX Therapeutics, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Since then there have been no material changes to our market risks or to our management of such risks.

ITEM 4.     Controls and Procedures

(a)Disclosure Controls and Procedures

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

(b)Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes from the factors disclosed in our 2016

Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.      Exhibits

Exhibit No.	Description

10.1*	Collaborative Development and License Agreement dated as of July 7, 2006, and Amendment No. 1 thereto dated August 23, 2006, by and between the Registrant and Biotest AG
10.2	Compensation Policy for Non-Employee Directors, as amended through September 14, 2016
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.

†Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 4, 2016	By:	/s/Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)