Form 10-KT
period 2016-12-31
IMMUNOGEN INC
filed 2017-03-03
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2016 to December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes  ☒ No

Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Select Market, of voting stock held by non‑ affiliates at December 31, 2016: $176,818,406 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at February 16, 2017: 87,354,589 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 13, 2017 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10‑K

Incorporation of certain information by reference

In this Transition Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as “we”, “our”, “us”, “ImmunoGen”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Transition Report on Form 10-K. All information is as of December 31, 2016 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

Change in fiscal year

As previously reported, we have changed our fiscal year end to December 31 from June 30, effective January 1, 2017. This transition report is for the six-month transition period of July 1, 2016 through December 31, 2016.  References in this report to “fiscal year” refer to years ending June 30.  References in this report to “transition period” refer to the six month period ending December 31, 2016.

Forward looking statements

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

These forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward‑looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report. We disclaim any intention or obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise

PART I

Item 1.    Business

Company overview

ImmunoGen is a clinical-stage biotechnology company that develops targeted cancer therapeutics using our proprietary antibody-drug conjugate, or ADC, technology. An ADC with our technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with two approved products and the number of agents in development more than doubling during the last five years.

We have established a leadership position in ADCs. Our technology is deployed in Roche’s Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Following Kadcyla are 13 clinical-stage ADCs that integrate our technology: four wholly-owned by us and nine through our partnerships with Amgen, Bayer, Biotest, Lilly, Novartis, and Sanofi.

Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. Following  meetings with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in the third quarter of 2016 to review our protocol, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, and carboplatin. We have also entered into a collaboration with Merck under which Merck is providing Keytruda® (pembrolizumab) for evaluation in combination with mirvetuximab soravtansine as part of the FORWARD II study. We expect to begin reporting clinical findings from FORWARD II in the second quarter of 2017.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 integrates one of our new DNA-alkylating IGN payload agents and is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a preclinical CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies including AML.  We expect to file an Investigational New Drug application, or IND, for IMGN632 in the third quarter of 2017.

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

Our strategy

Our goal is to build a fully-integrated biotechnology company capable of delivering a sustainable pipeline of innovative ADC therapies to cancer patients around the globe. We will attain this goal by focusing on four strategic priorities:

•

Complete development and commercialize mirvetuximab soravtansine. We are committed to executing on a speed-to-market strategy to complete development and obtain full approval for our lead program in platinum-resistant ovarian cancer. We reviewed with the FDA and the EMA the planned path to registration for mirvetuximab soravtansine and the design of our Phase 3 trial, FORWARD I. We initiated FORWARD I in the fourth quarter of 2016.

•

 Accelerate the development of our earlier-stage portfolio. We have prioritized product candidates with the highest potential for differentiation and, to this end, have emphasized ADCs deploying our new DNA-alkylating payload. With a potentially broad therapeutic index, we believe we can increase the number of cancers addressable by ADC therapies with this technology.

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

ADCs and our technology platform

ADCs represent an increasingly important approach to cancer therapy for both solid tumors and hematological malignancies. In addition to two FDA-approved ADCs, the number of ADCs in development has more than doubled during the last five years to over 50 clinical candidates sponsored by more than 20 companies including Bayer, Lilly, Novartis, Pfizer, Roche, and Takeda. Thirteen of these clinical candidates use ImmunoGen’s technology, with additional ADCs in preclinical development.

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

We have developed tubulin-acting maytansinoid payload agents, which include DM1 and DM4. Our maytansinoid technology is utilized in Kadcyla, mirvetuximab soravtansine, anetumab ravtansine, and all other ADCs in development by us and our partners that entered the clinic prior to 2016. Recent laboratory studies conducted by ImmunoGen and academics indicate that maytansinoid ADCs can promote the maturation and activation of antigen-presenting dendritic cells and help potentiate the effect of immuno-oncology agents. We have entered into a collaboration with Merck and are assessing mirvetuximab soravtansine in combination with Merck’s Keytruda in our Phase 1b/2 FORWARD II trial.

We also have developed a new class of DNA-acting payload agents, our indolino-benzodiazepines, which we call IGNs. Our IGNs alkylate DNA without cross-linking it, which we have found to provide a broad therapeutic index between efficacious doses and dose-limiting toxicity in preclinical models. Our IMGN779 and IMGN632 product candidates utilize our IGN payload agents, as does Takeda’s new GCC-targeting ADC. IGNs have the potential to markedly expand the opportunity for ADCs by enabling the development of effective, well-tolerated therapies for antigen targets not suitable for tubulin-acting approaches (e.g., due to limited antigen density or insensitivity to the mechanism of action).

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

Our product candidates

The following table depicts the current status of our product candidates in or near human clinical development and for which we retain all commercial rights:

ImmunoGen Wholly-Owned Product Candidate	Target	Lead Indication	Lead Stage
Mirvetuximab soravtansine	FRα	Platinum-resistant ovarian cancer	Phase 3 registration testing
IMGN779	CD33	AML	Phase 1
IMGN632	CD123	Hematologic malignancies	Preclinical
IMGN529*	CD37	DLBCL	Phase 1b/2
Coltuximab ravtansine*	CD19	DLBCL	Phase 2

*As part of a strategic review of the Company’s operations announced in September 2016 and the prioritization of its IGN programs, ImmunoGen will seek to monetize its non-core B-cell assets - IMGN529 and coltuximab ravtansine - through partnering with interested parties.

Mirvetuximab soravtansine

Mirvetuximab soravtansine is the first ADC to target FRα, which is highly expressed on many ovarian cancers and some other types of solid tumors, including non-small cell lung, endometrial, and triple negative breast cancer. Mirvetuximab soravtansine comprises an FRα-binding antibody that serves to target the ADC to FRα-positive cancer cells and our potent DM4 payload agent to kill the targeted cells. It is a potential treatment for FRα-positive solid tumors including ovarian cancer and has been granted orphan drug status for ovarian cancer in the U.S. and the European Union, or the EU.

Ovarian cancer – need for new treatment options

There is a significant need for more effective, better tolerated therapies for recurrent ovarian cancer. Each year there are 19,000-24,000 recurrent platinum-resistant ovarian cancer patients who receive second line or later treatment. Ovarian cancer has the most deaths per year among gynecologic cancers, with the majority of patients diagnosed at an advanced stage.

Standard first-line therapy for ovarian cancer in the U.S. is a platinum-based regimen (e.g., carboplatin plus a taxane and potentially additional agents). Once the cancer becomes platinum resistant, a wide array of treatments may be used. Response rates with single-agent therapies (e.g., PLD, paclitaxel, topotecan) are limited – typically around 15% to 20%, with median progression-free survival, or PFS, of 3.5 to 4 months.  Side effects with these agents include hair loss, neuropathy and hand foot syndrome.

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

Findings in patients with FRα-positive platinum-resistant ovarian cancer

The data from this Phase 1 46 patient expansion cohort were presented at the ASCO annual meeting in June 2016. All of the patients enrolled had previously been treated with a platinum agent and with a taxane therapy; approximately two-thirds of the patients had received prior Avastin. Among the 46 patients, 23 had high, 14 had medium and 9 patients had low expression of FRα on their ovarian cancer. Half of the 46 patients had received 1, 2, or 3 prior regimens and half had received 4 or 5 prior regimens.

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

Patients	ORR Confirmed responses only	Median PFS
All in study (n=46)	26%	4.8 months (95% CI, 3.9-5.7)
Those with high or medium FRα who received up to 3 prior regimens (n=16)	44%	6.7 months (95% CI, 3.9-11.0
Those with low FRα who received 4 or 5 prior regimens (n=30)	17%	4.2 months (95% CI, 2.6-5.6)
Standard single-agent therapies based on product label and other published data	15%-20%	3.5 to 4 months

Mirvetuximab soravtansine was generally well tolerated, with mostly Grade 1 or Grade 2 adverse events. Events  reported in more than 20% of patients were diarrhea, fatigue, nausea, vomiting, peripheral neuropathy, increased AST, keratopathy and abdominal pain.

Based on the single-agent activity observed in difficult-to-treat platinum-resistant ovarian cancer, its safety and tolerability in the more than 160 patients treated to date, and our meetings with the regulatory agencies, we have advanced mirvetuximab soravtansine into a Phase 3 registration-enabling study, while also assessing it in combination regimens in a Phase 1b/2 trial to potentially provide greater benefit to more patients.

FORWARD I – single-agent therapy for platinum-resistant disease

Our FORWARD I Phase 3 trial is assessing mirvetuximab soravtansine as single-agent therapy for patients with platinum-resistant ovarian cancer who previously received up to three treatment regimens. To be eligible for enrollment, a patient’s ovarian cancer also must also express FRα at medium or high levels as measured by an in vitro diagnostic test developed by Ventana Medical Systems, Inc. that is advancing in conjunction with this trial. We estimate that 12,000 to 14,000 patients per year in the U.S. meet these criteria, with a comparable number in the EU.

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

We began FORWARD I in the fourth quarter of 2016 and dosed the first patient in January 2017. We currently anticipate reporting data on the primary endpoint for this study in 2019.

FORWARD II – combination therapy for expanded patient population

Cancer is often treated with combination regimens to enhance the treatment effect over single agents and to expand the eligible patient populations. Our FORWARD II Phase 1b/2 trial assesses mirvetuximab soravtansine in separate combinations with each of PLD, Avastin, and carboplatin, and Merck’s Keytruda. To qualify for enrollment in FORWARD II, patients must have at least low FRα expression on their tumor cells. Patients with platinum-sensitive disease will be eligible for treatment with a combination of mirvetuximab soravtansine and carboplatin.

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

We advanced IMGN779 into Phase 1 clinical testing for AML in April 2016 and expect to report the first clinical data with the agent in mid-2017. The IMGN779 Phase 1 trial will assess two schedules (weekly and biweekly administration) in the dose-finding stage and then assess the selected dose and schedule in planned expansion cohorts in patients with AML in first relapse and in patients with relapsed/refractory AML.

The first disclosure of IMGN632, our CD123-targeting ADC, was at the European Hematology Meeting in June 2016. Preclinical data for IMGN632 presented at an oral presentation at the American Society of Hematology meeting in December 2016 showed exceptional activity in AML models, including those resistant to standard of care therapies with a therapeutic index > 100 fold. The data also demonstrated a >50 fold reduction in toxicity to human marrow progenitor cells, compared to a DNA crosslinking payload, while maintaining similar potency on human AML blasts and xenografts. This potential new therapy for AML and certain other hematologic malignancies utilizes a new ImmunoGen IGN payload that alkylates DNA without crosslinking and engineered linker as well as a novel antibody.  We expect to submit the IND for IMGN632 in the third quarter of 2017.

IMGN529 and coltuximab ravtansine – novel ADCs for B-cell malignancies

Our CD37-targeting ADC, IMGN529, has demonstrated single-agent activity in relapsed/refractory DLBCL in Phase 1 testing and striking synergy with rituximab in preclinical testing. IMGN529 is now in Phase 1b/2 clinical testing in combination with rituximab. This novel ADC has orphan drug status for DLBCL in the U.S.

Our CD19-targeting ADC, coltuximab ravtansine, has demonstrated single-agent, proof-of-concept activity in Phase 2 clinical testing. We believe this product candidate is best advanced in a combination regimen.

We are currently pursuing opportunities to monetize these B-cell assets through partnering with interested parties.

Out‑licenses and Collaborations

We selectively license restricted access to our ADC technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner’s request. We are also compensated for preclinical and clinical materials that we supply to our partners.

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

Partner	Licensed targets	Status of Most Advanced Program
Roche	HER2, 4 other*	Marketed
Bayer	Mesothelin	Phase 2 designed to support registration
Sanofi	CA6, CEACAM5, LAMP1, 1 other*	Phase 2
Sanofi	CD38**	Phase 3
Biotest	CD138	Phase 2
Novartis	cKit, pCadherin, CDH6, 3 other*	Phase 1
Lilly	FGFR3, 2 other*	Phase 1
Amgen	2*†	Phase 1
CytomX	CD166	Research/Preclinical
Takeda	GCC	Research/Preclinical

*Undisclosed

**Unconjugated antibody

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

The license agreement also provides for certain adjustments to the royalties payable to us if Genentech makes certain third party license payments in order to exploit the ADC technology components of Kadcyla, although such adjustments would in no event reduce the royalties payable for any country below the greater of 50% of the royalties otherwise payable with respect to sales of Kadcyla in such country, or 2% of net sales in such country. As of the date of this report, we are unaware of any facts or circumstances that are reasonably likely to give rise to such an adjustment.

Roche may terminate this agreement for convenience at any time upon 90 days’ prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Roche’s royalty obligations.

Roche, through its Genentech unit, also has licenses for the exclusive right to use our maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired 2000 right‑ to‑test agreement with Genentech. For each of these licenses, we received a $1 million license fee and are entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. We have not received any milestone payments from these agreements through December 31, 2016. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

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

Sanofi

Collaboration Agreement

In 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody based products directed to targets that were included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. No further targets may be added to this agreement and the product candidates (targets) as of December 31, 2016 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier-stage program that has yet to be disclosed.

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

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2016, we have received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past.

In January 2017, Sanofi enrolled its first patient in a Phase 3 trial for isatuximab for which we received a $3 million milestone payment.  As a result of certain adjustments provided in the collaboration agreement, we expect the royalty rate on commercial sales of isatuximab to be in the low single digits and, under certain circumstances, the royalty obligation to cease, because of (1) approval of competitor anti-CD38 antibody products, such as Darzalex® (daratumumab) from Janssen Biotech, and (2) the lack of ImmunoGen patent rights covering isatuximab, since our ADC-related patent rights do not pertain to the compound and our isatuximab-specific patent rights were assigned to Sanofi under the terms of the collaboration agreement.

Right‑to‑Test Agreement

Under a separate, now expired right-to-test agreement, in 2013, Sanofi took one exclusive development and commercialization license. Under this license, we received an exercise fee of $2 million and are further entitled to receive up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones for each license are categorized as follows: development milestones—$10 million; and

regulatory milestones—$20 million. Through December 31, 2016, we have received and recognized an aggregate of $2 million in milestone payments for the compound SAR428926 covered under this agreement.

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

Biotest

In 2006, we granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. We received a $1 million upfront payment from Biotest upon execution of the agreement. We are also entitled to receive up to a total of $35.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Through December 31, 2016, we have received and recognized a total of $500,000 in milestone payments under this agreement.

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

Novartis

Novartis took six exclusive development and commercialization licenses under a now-expired right‑to‑test agreement established in 2010. We received a $45 million upfront payment in connection with the execution of the right‑to‑test agreement in 2010, and for each development and commercialization license taken for a specific target, we received an exercise fee of $1 million and are entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The initial three‑year term of the right‑to‑test agreement was extended by Novartis in 2013 for an additional one‑year period by payment of a $5 million fee to us. We also are entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development, and marketing of any products resulting from this agreement.

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

In connection with the amendment, in 2013, Novartis took the license referenced above under the right‑to‑test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. Additionally, the execution of this license provides us the opportunity to receive milestone payments totaling $199.5 million or

$238 million, depending on the composition of any resulting products. Also, in 2013, Novartis took its second and third exclusive licenses to single targets, and in 2014, took three remaining exclusive licenses, each with the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, and P-cadherin-targeting ADC product candidate, PCA062, respectively, triggering a $5 million development milestone payment to us with each event. Novartis later discontinued clinical testing of LOP628. In December 2016, Novartis initiated Phase I, first-in-human clinical testing of its CDH6-targeting ADC product candidate, HKT288, triggering a $5 million development milestone payment which we received in 2017.

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

Lilly

Lilly took three exclusive development and commercialization licenses under a now expired right‑to‑test agreement established in 2011. We received a $20 million upfront payment in connection with the execution of the right‑to‑test agreement in 2011. Under the terms of this right‑to‑test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in 2013 and the agreement was subsequently amended to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, we are entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Under the license taken in 2014 without the exercise fee, we are entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. In 2015, Lilly began Phase I evaluation of one of its ADC product candidates, FGFR3-targeting LY3076226, triggering a $5 million milestone payment to us. We also are entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

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

Amgen

Amgen took three exclusive development and commercialization licenses under a now‑expired right‑to‑test agreement established in 2000. In 2013, Amgen took one non‑exclusive development and commercialization license. Later in 2013, the non‑exclusive license was amended and converted to an exclusive license, which Amgen sublicensed to Oxford BioTherapeutics Ltd. In 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172, that had been covered by two of Amgen’s four exclusive licenses, and in 2016, Amgen terminated these two licenses. For each of the two remaining development and commercialization licenses taken, we are entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from these development and commercialization licenses. In 2015, Amgen’s IND under the remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to us.

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

In 2016, CytomX took its development and commercialization license for a specified target. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license. With respect to the development and commercialization license taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product.

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

Takeda

In 2015, we entered into a right‑to‑test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test our maytansinoid and IGN ADC technology with Takeda’s antibodies directed to the targets optioned under a right‑to‑test, or research, license, and (c) take exclusive licenses to use our ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right‑to‑test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three‑year term of the right‑to‑test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three‑year right‑to‑test period for one additional year by payment to us of $4 million. Alternatively, Takeda has the right to expand the scope of the right‑to‑test agreement by payment to us of $8 million. If Takeda opts to expand the scope of the right‑to‑test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right‑to test period will be extended until the fifth anniversary of the effective date of the right‑to‑test agreement. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

We received a $20 million upfront payment in connection with the execution of the right‑to‑test agreement and, for each development and commercialization license taken, are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. The first exclusive license, for GCC, was taken by Takeda in 2015, and as a result, we recognized $8.6 million of the $25.9 million of arrangement consideration allocated to the development and commercialization licenses. We also are entitled to receive payments for delivery of cytotoxic agents to Takeda and research and development activities performed on behalf of Takeda.

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

Patents, Trademarks and Trade Secrets

ImmunoGen has a substantial and robust intellectual property portfolio comprising more than 908 issued patents and 675 pending patent applications on a worldwide basis.  Our intellectual property strategy centers on obtaining high quality patent protection directed to many various embodiments of our proprietary technologies and product candidates.  Using this strategy, our ADC technology and our product candidates are protected through a multi layered approach to patent protection.  In this regard, we have patents and patent applications covering antibodies and other cell binding agents, linkers, cytotoxic payload agents (e.g., tubulin acting maytansinoids and DNA acting IGNs), conjugation methodologies and complete ADCs, comprising one or more of these components, as well as methods of making and using each of the above.  Typically, multiple issued patents and pending patent applications cover various embodiments of each of ImmunoGen’s and our licensees’ product candidates.

We consider our tubulin-acting maytansinoid and DNA-acting IGN cytotoxic payload agent technologies to be key components of our overall corporate strategy.  With regard to our tubulin-acting maytansinoid cytotoxic payload agents, we currently own 19 issued U.S. patents covering various embodiments of our maytansinoid technology including those with claims directed to certain maytansinoids, including DM4, and methods of manufacturing of both DM1 and DM4, as well as methods of using the same.  In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions including Europe, Japan, and China.  These issued patents remain in force until various times between 2020 and 2033.  With regard to our DNA-acting IGN cytotoxic payload agents, we have 11 issued U.S. patents covering various aspects of our DNA acting cytotoxic payload agents, which will expire at various times between 2030 and 2036.  In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions, including Europe, Japan, and China.  In nearly all cases for both our maytansinoid and IGN patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases.  In this regard, we have 18 issued patents related to many of our linker technologies, as well as additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these linker technologies.  The issued patents, expiring in 2021 2034, and any patents which may issue from the patent applications, cover the linkers, methods of making the linkers and antibody maytansinoid conjugates comprising these linkers.  We also have 13 issued U.S. patents covering methods of assembling ADCs from their constituent antibody, linker, and cytotoxic payload agent moieties.  These issued patents will expire in 2022-2037.  In nearly all instances for both our linker and conjugation patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

We also file, prosecute, and maintain a substantial portfolio of patents and patent applications specifically directed to ImmunoGen’s and our licensees’ ADC clinical candidates. In this regard, we craft a detailed patent protection strategy for each ADC as it approaches clinical evaluation. Such strategies make use of the patents and patent applications described in the preceding paragraphs, as well as ADC-specific filings, to create a multi-layered and multi-jurisdictional patent protection approach for each ADC as it enters the clinic. These ADC-specific patent strategies are intended to provide the exclusivity basis for revenue and royalties arising from commercial development of each of ImmunoGen’s and our licensees’ ADCs.

We expect our continued work in each of these areas will lead to other patent applications. In all such cases, we will either be the assignee or owner of such patents or have an exclusive license to the technology covered by the patents.

The rates at which we are entitled to receive royalties based on sales of Kadcyla in any particular country depend in part on whether the manufacture, use, or sale of Kadcyla is covered by ImmunoGen patent rights in that country. In this regard, we own patents in the U.S. and Europe covering the composition of matter of Kadcyla that expire at the earliest in 2023 and 2024, respectively, and may be eligible for extension of those terms under applicable patent laws in those jurisdictions. We also own patents in the U.S. and Europe that cover various elements of the manufacture of Kadcyla, with expiration dates extending to at least 2027 and 2026, respectively. Notwithstanding these patent terms, the period during which we are entitled to receive royalties based on sales of Kadcyla in any country does not extend beyond the 12th anniversary of the date of the first commercial sale of Kadcyla in such country.

We cannot provide assurance that the patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies, or processes. Defining the scope and term of patent protection involves complex legal and factual analyses and, at any given time, the result of such analyses may be uncertain. In addition, other parties may challenge our patents in litigation or administrative proceedings resulting in a partial or complete loss of certain patent rights owned or controlled by ImmunoGen. Furthermore, as a patent does not confer any specific freedom to operate, other parties may have patents that may block or otherwise hinder the development and commercialization of our technology.

In addition, many of the processes and much of the know‑how that are important to us depend upon the skills, knowledge and experience of our key scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect our rights in these areas, we require that all employees, consultants, advisors, and collaborators enter into confidentiality agreements with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. We cannot provide assurance, however, that these agreements will provide adequate or any meaningful protection for our trade secrets, know‑how, or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know‑how, or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, know‑how, or other proprietary information.

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche, Takeda, AbbVie, and Bristol‑Myers Squibb have programs to attach a cell‑killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody‑based therapeutics and in recruiting highly qualified scientific personnel. Additionally, there are non‑ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, marketing, and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the U.S.

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

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies, and formulation studies according to current Good Laboratory Practices, or cGLP, or other applicable regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	performance of adequate and well‑controlled human clinical trials according to current Good Clinical Practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;
•	development and approval of a companion diagnostic device if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
•	submission to the FDA of an NDA or BLA;
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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I:  The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for severe or life‑threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase II:  This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase III:  These trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites and to establish the overall risk‑benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic device, or IVD. IVDs are regulated by the FDA as medical devices. The FDA issued a final guidance document in 2014, entitled “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product.

The FDA also issued a draft guidance on July 15, 2016, entitled, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

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

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA‑regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial‑related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

U.S. Review and Approval Processes

The results of product development, preclinical and other non‑clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality, and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

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

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional Phase III trial or other significant and time‑consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or other elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products. Marketing approval may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs, and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non‑compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

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

The FDA has issued a number of final and draft guidances in order to implement the law. In 2015, the FDA issued the following four final guidances: “Scientific Considerations in Demonstrating Biosimilarity to a Reference Product,” “Quality Considerations in Demonstrating Biosimilarity of a Therapeutic Protein Product to a Reference Product,” “Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009 Guidance for Industry,” and “Formal Meetings between the FDA and Biosimilar Biological Product Sponsors or Applicants.” On December 28, 2016, it issued the final guidance entitled “Clinical Pharmacology Data to Support a Demonstration of Biosimilarity to a Reference Product.” The draft guidances include: “Reference Product Exclusivity for Biological Products Filed Under Section 351(a) of the PHS Act” issued in August 2014,

“Biosimilars: Additional Questions and Answers Regarding Implementation of the Price Competition and Innovation Act of 2009,” issued in May 2015, “Labeling for Biosimilar Products” issued in March 2016, and “Considerations in Demonstrating Interchangeability with a Reference Product Guidance for Industry” issued January, 17, 2017. In addition, the FDA issued a final guidance in January 2017 entitled “Nonproprietary Naming of Biological Products.”

The guidance documents provide FDA’s current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA intends to issue additional guidance documents in the future. Nonetheless, the absence of final guidance documents covering all biosimilars issues does not prevent a sponsor from seeking licensure of a biosimilar under the BPCIA, and the FDA recently approved two biosimilar applications in the U.S.

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

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record‑keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion, and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan‑designated product.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third‑party reimbursement. Third‑party payors include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations. We anticipate third‑party payors will provide reimbursement for our products. However, these third‑party payors are increasingly challenging the price and examining the cost‑effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost‑effectiveness of our products. Our product candidates may not be considered cost‑effective. It is time consuming and expensive for us to seek reimbursement from third‑party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry. ACA has resulted in expanded coverage for the uninsured and is expected to help contain overall healthcare costs. With regard to pharmaceutical products, among other things, ACA was expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the U.S. Supreme Court upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of ACA and some members of Congress are still working to repeal ACA. These challenges add to the uncertainty of the changes enacted as part of ACA. Moreover, President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Order is not clear.

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

Research and Development Spending

During the six months ended December 31, 2016 and 2015, and the fiscal years ended June 30, 2016, 2015, and 2014, we spent approximately $66.6 million, $73.3 million, $148.1 million, $111.8 million and $107.0 million, respectively, on research and development activities.

Raw Materials and Manufacturing

We procure certain raw material components of finished conjugate, including antibodies, cytotoxic agents, and linker, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Boehringer Ingelheim, Rentschler Biotechnologie GmbH, Catalent Pharma Solutions, LLC, BSP Pharmaceuticals S.r.l., SAFC, Inc., Carbogen Amcis and Società Italiana Corticosteroidi S.r.l.

In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is incurred to conjugate material on behalf of our collaborators for which we receive payments based on the number of batches of preclinical and clinical materials produced on their behalf.

Employees

As of December 31, 2016, we had 308 full‑time employees, of whom 262 were engaged in research and development activities. Of the 262 research and development employees, 137 employees hold post‑graduate degrees, of which 65 hold Ph.D. degrees and nine hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Third‑Party Trademarks

Avastin, Darzalex, Herceptin, Kadcyla, Keytruda and Rituxan are registered trademarks of their respective owners. Probody is a trademark of CytomX Therapeutics, Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of December 31, 2016, we had an accumulated deficit of $932.6 million. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials, and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest some of our resources to support our existing collaborators as they work to develop, test, and commercialize ADC compounds. We or our collaborators may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We may also incur substantial marketing and other costs in the future if we decide to establish marketing and sales capabilities to commercialize our product candidates. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborative partners, and from royalties received from the commercial sales of Kadcyla (which we sold the cash rights to for a period of time in April 2015). We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Under a newly-adopted accounting standard, substantial doubt is deemed to exist concerning our ability to continue as a going concern.

In August 2014, the Financial Accounting Standards Board, or FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (ASU 2015-14). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates  substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.    Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued. This standard was adopted by the Company at December 31, 2016.

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $78.9 million during the six months ended December 31, 2016, and has an accumulated deficit of approximately $932.6  million as of December 31, 2016. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. At December 31, 2016, the Company had $160 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures (operating plan) into the second quarter of calendar year 2018. Without such collaborator payments, the Company’s existing capital resources at December 31, 2016 would not be sufficient to support the current operating plan through March 3, 2018, which is twelve months after the date that the financial statements are issued. Management expects to seek additional funds from collaboration partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement or from equity or debt financings. No assurance can be given at this time, however, as to whether we will be able to achieve these objectives. In addition, because those plans have not been finalized, receipt of additional funding is not considered probable under the new standard. If the Company does not obtain sufficient funds when needed, the Company expects it would scale back its operating plan by deferring or limiting some or all of its research, development or clinical projects, or initiate further reductions to its workforce. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of the new standard. Because, under the new standard, neither receipt of future collaboration payments, nor management’s contingency plans to mitigate the risk and extend cash resources through March 3, 2018, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

As a result of these considerations, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included elsewhere in this report includes a going concern explanatory paragraph.  Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products as well as providing certain support to our collaborators in the development of their products. In addition, we have a recurring interest payment obligation on our Convertible Senior Notes and potentially a repayment obligation on July 1, 2021 unless holders of our debt convert it to shares of our stock. We believe that our current working capital and expected future collaborator payments will be sufficient to meet our current and projected operating and capital requirements into the second quarter of 2018. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources. We may need additional financing sooner due to a number of other factors as well, including:

•	if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals;
•	acquisition of technologies and other business opportunities that require financial commitments.

Additional funding may not be available to us on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

If our ADC technology does not produce safe, effective, and commercially viable products, our business will be severely harmed.

Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC using our technology, Kadcyla, has obtained marketing approval. Our ADC product candidates and/or our collaborators’ ADC product candidates may not prove to be safe, effective, or commercially viable treatments for cancer and our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborative partners. Furthermore, we are aware of only two other compounds that are a conjugate of an antibody and a cytotoxic small molecule that have obtained marketing approval by the FDA and are based on technology similar to our ADC technology. One of these products was later taken off the market by its owner due to toxicity concerns. If our ADC technology fails to generate product candidates that are safe, effective, and commercially viable treatments for cancer or such product candidates fail to obtain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborative partners’ product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborative partners must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time‑consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later‑stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners, or the FDA or other regulatory authority might delay or halt any clinical trials of our product candidates for various reasons, including:

•	occurrence of unacceptable toxicities or side effects;
•	ineffectiveness of the product candidate;
•	insufficient drug supply;
•	negative or inconclusive results from the clinical trials, or results that necessitate additional nonclinical studies or clinical trials;
•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;
•	delays in patient enrollment;
•	insufficient funding or a reprioritization of financial or other resources;
•

our or our collaborators’ inability to develop and obtain approval for any companion in vitro diagnostic devices that the FDA or other regulatory authority may conclude must be used with some of our product candidates to ensure their safe use; or

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

We and our collaborative partners may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborative partners, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record‑keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the authorities for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post‑marketing studies. Any FDA or other regulatory approvals of our or our collaborative partners’ product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing of potential products for a considerable period of time;
•	limit the indicated uses for which potential products may be marketed;
•	impose costly requirements on our activities; and
•	place us at a competitive disadvantage to other pharmaceutical and biotechnology companies.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in regulatory policy during the period of product development, clinical trials, and regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. In addition, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

Our and our collaborative partners’ product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be lost and the sale of our or our collaborative partners’ products could be suspended.

Even if we or our collaborative partners receive regulatory approval to market a particular product candidate, the approval could be conditioned on us or our collaborative partners conducting costly post‑approval studies or could limit the indicated uses included in product labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to regulatory review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record‑keeping related to the product remain subject to extensive regulatory requirements. We or our collaborative partners may be slow to adapt, or we or our collaborative partners may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

If we or our collaborative partners fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners’ products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers, or manufacturing processes;
•	warning letters;
•	civil or criminal penalties;
•	fines;

•	injunctions;
•	product seizures or detentions;
•	import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	suspension or withdrawal of regulatory approvals;
•	total or partial suspension of production; and
•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

Any one of these could have a material adverse effect on our business or financial condition.

If our collaborative partners fail to perform their obligations under our agreements with them, or determine not to continue with clinical trials for particular product candidates, our business could be severely affected.

Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation and maintenance of collaborative arrangements. Collaborations provide an opportunity for us to:

•	generate cash flow and revenue;
•	fund some of the costs associated with our internal research and development, preclinical testing, clinical trials, and manufacturing;
•	seek and obtain regulatory approvals faster than we could on our own;
•	successfully commercialize existing and future product candidates; and
•	secure access to targets which, due to intellectual property restrictions, would otherwise be unavailable to our technology.

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

Even if our collaborative partners continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborative partners may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborative partners can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is in the discretion of our collaborative partners. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of the products would be severely limited or eliminated. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize ADC compounds, our business prospects could be severely harmed.

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

Royalties from commercial sales of Kadcyla will likely fluctuate and will affect our reported royalty revenues and rights to receive future payments from the commercial sale of Kadcyla under our license agreement with Roche and our royalty purchase agreement with Immunity Royalty Holdings, L.P., or IRH.

Roche’s Kadcyla is currently the only product with respect to which we are entitled to receive royalties that has received marketing approval. In April 2015, IRH paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Roche, through its Genentech unit, until IRH has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by IRH reach a specified milestone. Once the applicable threshold is met, if ever, we will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term. These royalty revenues may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Kadcyla as well as the mix of U.S.‑based sales and ex‑U.S.‑based sales and our valid patent claims. While the royalty purchase transaction with IRH has mitigated any impact that fluctuations in these royalty revenues may have on our financial condition, negative fluctuations could delay, diminish, or eliminate our right to resume receiving 85% of the royalty in the future, as described above.

Royalty rates under our license agreements with our collaborators may vary over the royalty term depending on our intellectual property rights and the presence of competing products.

Most of our license agreements with our collaborators provide that the royalty rates are subject to downward adjustment in the absence of ImmunoGen patent rights covering various aspects of the manufacture, use or sale of the products developed under such licenses, or in the presence of competition from certain third‑party products. For example, we expect the royalty rate for Sanofi’s isatuximab anti‑CD38 naked antibody compound to be reduced to low single digits, and under certain circumstances, the royalty obligation to cease, because of (1) approval of competitor anti‑CD38 antibody products, such as Darzalex (daratumumab) from Janssen Biotech, and (2) the lack of ImmunoGen patent rights covering isatuximab, since our ADC‑related patent rights do not pertain to the compound and our isatuximab ‑specific patent rights were assigned to Sanofi under the terms of the applicable license.

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

We procure certain components of finished conjugate, including DM1, DM4, IGN payload agents, and linker, on behalf of several of our collaborators. In order to meet our commitments to our collaborative partners, we are required to enter into agreements with third parties to produce these components well in advance of our production of clinical materials on behalf of our collaborative partners. If our collaborative partners do not require as much clinical material as we have contracted to produce and we are unable to use these materials for our own products, we may not be able to recover our investment in these components and we may suffer losses. Collaborators have discontinued development of product candidates in the past and in the periods subsequent to these discontinuations, we had significantly reduced demand for DM1 and DM4 which adversely affected our financial results.

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

We rely on a third‑party supplier to manufacture one of the materials used to make ADC compounds. Our cell‑killing agents DM1 and DM4, collectively DMx, are manufactured from a precursor, ansamitocin P3. We currently use a single supplier, Societá Italiana Corticosteroidi S.r.l., that converts ansamitocin P3 to DMx. Any delay or interruption in our supply of DMx could lead to a delay or interruption in our manufacturing operations, preclinical studies, and clinical trials of our product candidates and our collaborators’ product candidates, which could negatively affect our business.

We may be delayed or unable to establish the manufacturing capabilities necessary to develop and commercialize our and our collaborative partners’ potential products.

Currently, we have one conjugate manufacturing facility that we use to manufacture conjugated compounds for us and several of our collaborative partners for preclinical studies and early‑stage clinical testing. Several of our partners have contracted for separate, large‑scale manufacturing capacity to make materials to support potential future commercialization of their ADC compounds. We do not currently have the internal manufacturing capacity needed to make our product candidates for commercial sale. In addition, our manufacturing capacity may be insufficient to complete all clinical trials contemplated by us and our collaborative partners over time. We intend to rely in part on third‑party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later‑stage clinical trials and commercialization of our potential products. We are currently in the process of developing relationships with third‑party manufacturers that we believe will be necessary to continue the development of our product candidates. Third‑party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

We have one conjugate manufacturing facility and any prolonged and significant disruption at that facility could impair our ability to manufacture our and our collaborative partners’ product candidates for clinical testing.

Currently, in certain cases, we are contractually obligated to manufacture Phase I and non‑pivotal Phase II clinical products for companies licensing our ADC technology. We manufacture this material, as well as material for our own product candidates, in our conjugate manufacturing facility. We have only one such manufacturing facility in which we can manufacture clinical products. Our current manufacturing facility contains highly specialized equipment and utilizes complex production processes developed over a number of years that would be difficult, time‑consuming, and costly to duplicate. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third‑party manufacturing contracts, thereby increasing our development costs. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses which may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could affect our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third‑party contract manufacturers to assume this manufacturing role.

Unfavorable pricing regulations, third‑party reimbursement practices, or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

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

We believe that the efforts of governments and third‑party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non‑Medicare third‑party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. The Patient Protection and Affordable Care Act, or ADA, which became effective in 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and institute additional health policy reforms. It also requires discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the ACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers. The financial impact of these discounts, increased rebates and fees, and the other provisions of the ACA on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the ACA. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and its longevity continues to be uncertain. Moreover, President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry, and others. The Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.”  At this time, the immediate impact of the Order isn’t clear. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

At the end of 2016, the 21st Century Cures Act was enacted by Congress and signed into law by President Obama. This law is intended to enable the acceleration of the discovery, development and delivery of 21st century cures, among other things. Provisions in that law, such as those applying to precision medicine, technical updates to clinical trial databases and advancing new drug therapies, could apply directly or indirectly to our activities and those of our collaborators.  At this point, however, it is not clear how that law will be implemented and what effect it may have on our business.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

We currently have no direct sales or marketing capabilities. We may rely on third parties to market and sell most of our primary product candidates or we may outlicense these products prior to the time when these capabilities are needed. If we decide to market our potential products through a direct sales force, we would need either to hire a sales force with expertise in pharmaceutical sales or to contract with a third party to provide a sales force which meets our needs. We may be unable to establish marketing, sales, and distribution capabilities necessary to commercialize and gain market acceptance for our potential products and be competitive. In addition, co‑promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our compounds successfully.

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

Physicians may not prescribe any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drugs and other treatments. Even if the clinical safety and efficacy of therapies using our products are established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain conditions, and whether the physicians are already using competing products that satisfy their treatment objectives. Physicians, patients, third‑party payors and the medical community may not accept and use any product candidates that we, or our collaborative partners, develop. If our products do not achieve significant market acceptance and use, we will not be able to recover the significant investment we have made in developing such products and our business will be severely harmed.

We may be unable to compete successfully.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins, and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Takeda, AbbVie and Bristol‑Myers Squibb. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

Our product candidates, if approved and commercialized, will also compete against well‑established, existing, therapeutic products that are currently reimbursed by government healthcare programs, private health insurers and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The ACA, which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the Public Health Service Act  to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products. The BPCIA establishes a pathway for the FDA approval of follow‑on biologics and provides twelve years data exclusivity for reference products and an additional six months exclusivity period if pediatric studies are conducted. In Europe, the European Medicines Agency has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the U.S. or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

The Leahy‑Smith America Invents Act was signed into law on September 16, 2011, and became fully effective in March 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first inventor‑to‑file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Governmental rule‑making implementing the new statute is evolving and will continue to introduce new substantive rules and procedures, particularly with regard to post‑grant proceedings such as inter partes review and post‑grant review. In due course, the courts will interpret various aspects of the law and related agency rules in ways that we cannot predict, potentially making it easier for competitors and other interested parties to challenge our patents, which, if successful, could have a material adverse effect on our business and prospects. In addition, the United States Supreme Court has become increasingly active in reviewing U.S. patent law in recent years, and the extent to which their recent decisions will affect our ability to enforce certain types of claims under our U.S. patents or obtain future patents in certain areas is difficult to predict at this time.

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

We may not have sufficient resources to satisfy any liability resulting from these claims. While we currently have product liability insurance for products which are in clinical testing, our coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborative partners begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations could subject us to significant penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In many countries, health care professionals who serve as investigators in our clinical studies, or may prescribe or purchase any of our product candidates if they are approved, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions.

Our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) laws or regulations in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable laws prohibiting the promotion of a medical product for a use that has not been cleared or approved; (4) fraud and abuse, anti-corruption and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to laws intended to prevent fraud, bias, misconduct, kickbacks, self-dealing and other abusive practices, and these laws may differ substantially from country to country. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials or performing other services, which could result in investigations, sanctions and serious harm to their or our reputation.

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

Our stock price can fluctuate significantly and results announced by us and our collaborators or competitors can cause our stock price to decline.

Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include disclosures related to clinical findings with compounds that make use of our ADC technology, new collaborations and clinical advancement or discontinuation of product candidates that make use of our ADC technology or product candidates that compete with our compounds or those of our collaborators. Our stock price can also fluctuate significantly with the level of overall investment interest in small‑cap biotechnology stocks.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non‑recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, reimbursement for manufacturing services, and the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaboration. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly and/or annual operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter‑to‑quarter and year‑to‑year comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease approximately 110,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five‑year terms. We also lease approximately 43,850 square feet of space at 333 Providence Highway, Norwood, MA, which serves as our conjugate manufacturing facility and office space. The 333 Providence Highway lease expires on June 30, 2018, with an option for us to extend the lease for an additional five‑year term. Due to space requirements, in April 2013, we entered into a lease agreement for the rental of 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA. The lease expires in September, 2018, with an option for us to extend the lease for an additional five‑year term. We entered into a sublease in December 2014 for this space, effective January 2015 through the remaining initial term of the lease. In February 2016, we entered into a lease agreement for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. We are actively seeking to sub-lease this space as well, as our needs have been reduced.

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

Mark J. Enyedy, age 53, joined ImmunoGen in May 2016, and has served as our President and Chief Executive Officer since that date. Prior to joining ImmunoGen, he served in various executive capacities at Shire plc, a pharmaceutical company, from 2013 to May 2016, including as Executive Vice President and Head of Corporate Development from 2014 to May 2016, where he led Shire’s strategy, M&A, and corporate planning functions and provided commercial oversight of Shire’s pre-Phase 3 portfolio. Prior to joining Shire he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a JD from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of Fate Therapeutics, Inc.

Craig Barrows, age 62, joined ImmunoGen in 2007, and has served as our Executive Vice President, General Counsel and Secretary since December 2016. Prior to that he served as Vice President, General Counsel and Secretary from his date of hire to December 2016.

Richard J. Gregory, PhD, age 59, joined ImmunoGen in 2015, and has served as our Executive Vice President and Chief Scientific Officer since that date. Prior to joining ImmunoGen, he spent 25 years at Genzyme Corporation, a biopharmaceutical company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory holds a PhD from the University of Massachusetts, Amherst, and completed his post‑doctoral work at the Worcester Foundation for Experimental Biology.

David B. Johnston, age 61, joined ImmunoGen in 2013, and has served as our Executive Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, Mr. Johnston served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from 2007 to 2013. Prior to that he spent nine years at Genzyme Corporation, a biopharmaceutical company, in roles of increasing responsibility, including Vice President, Finance and Chief Financial Officer of Genzyme Biosurgery from 1999 to 2003, and as Senior Vice President, Finance, Corporate Planning and Analysis from 2003 to 2007. Mr. Johnston holds a Master of Business Administration from the University of Michigan.

In March 2016, the SEC filed a complaint in the U.S. District Court for the District of Massachusetts, asserting civil claims against AVEO Pharmaceuticals, Inc. and several related parties, including our Chief Financial Officer, David Johnston. The complaint alleges that the defendants made false or misleading statements to investors regarding communications with the U.S. Food and Drug Administration about AVEO Pharmaceutical's drug candidate, tivozanib. The SEC asserts claims under Section 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act or 1934, as amended, and Rules 10b-5 and 13a-14 promulgated thereunder. In the complaint, the SEC seeks a permanent injunction, disgorgement, an officer bar, and civil penalties. In May 2016, Mr. Johnston filed an answer to the SEC's complaint denying the allegations. Mr. Johnston has informed us that he intends to vigorously defend himself at trial, and that AVEO Pharmaceuticals and/or its insurance carrier are bearing the costs of his defense.

Anna Berkenblit, MD, age 47, joined ImmunoGen in 2015, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, she served as Senior Vice President and Head of Clinical Research at H3 Biomedicine Inc., a pharmaceutical company, from 2013 to 2015. Prior to that she served as Vice President and Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to that she spent five years at the oncology business unit of Pfizer Inc. (and Wyeth, prior to its acquisition by Pfizer) in roles of increasing responsibility related to medical research and clinical development. Dr. Berkenblit holds a Doctor of Medicine degree from Harvard Medical School and a master’s degree from the Harvard/MIT Health & Sciences clinical investigator training program.

Peter J. Williams, age 62, joined ImmunoGen in August 2009, and has served as our Vice President, Business Development since that date.

Theresa G. Wingrove, PhD, age 59, joined ImmunoGen in 2011, and has served as our Vice President, Regulatory Affairs and Quality since February 2017. Prior to that she served as Vice President, Regulatory Affairs from her date of hire to January 2017.  Prior to joining ImmunoGen, she served as Vice President, Regulatory and Clinical Affairs, at Histogenics, Inc., a medical device company, from 2006 to 2011. Prior to that she served as Senior Director, Regulatory and Clinical Affairs, at MediSpectra, Inc., a medical device company, from 2000 to 2006. Prior to that she served in various regulatory and clinical management capacities at Infusaid Inc., a subsidiary of Pfizer Inc., a pharmaceutical company, from 1988 to 1999. Dr. Wingrove holds a PhD in biochemical toxicology from the University of Rochester School of Medicine and Dentistry, and completed her postdoctoral work at the University of Rochester Medical Center.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “IMGN.” The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Transition Period 2016		Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low	High	Low
First Quarter	$3.23	$2.65	$19.39	$9.54	$12.74	$10.28
Second Quarter	$2.67	$1.56	$13.95	$10.04	$11.00	$5.34
Third Quarter			$12.85	$7.02	$9.55	$5.85
Fourth Quarter			$9.76	$2.98	$15.88	$7.91

As of February 16, 2017, the closing price per share of our common stock was 2.50, as reported by NASDAQ, and we had approximately 352 holders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders(1)	13,679	$10.70	5,620
Equity compensation plans not approved by security holders	—	—	—
Total	13,679	$10.70	5,620

(1)	These plans consist of the Restated Stock Option Plan and the 2006 and 2016 Employee, Director and Consultant Equity Incentive Plans.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

None.

Item 6.    Selected Financial Data

The following table (in thousands, except per share data) sets forth our consolidated financial data for our six-month transition period ended December 31, 2016, the comparative six months ended December 31, 2015 and each of our five fiscal years through our fiscal year ended June 30, 2016. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Transition Period	Six Months
	Ended	Ended
	Dec. 31	Dec. 31	Year Ended June 30,
	2016	2015	2016	2015	2014	2013	2012
		(unaudited)
Consolidated Statement of Operations Data:
Total revenues	$21,506	$32,880	$60,002	$85,541	$59,896	$35,535	$16,357
Total operating expenses	88,992	89,714	184,993	139,996	131,427	108,544	89,614
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	8,665	10,202	20,130	5,437	—	—	—
Other (expense) income, net	(2,732)	69	304	(847)	167	198	(62)
Net loss	$(78,883)	$(66,967)	$(144,817)	$(60,739)	$(71,364)	$(72,811)	$(73,319)
Basic and diluted net loss per common share	$(0.91)	$(0.77)	$(1.67)	$(0.71)	$(0.83)	$(0.87)	$(0.95)
Basic and diluted weighted average common shares outstanding	87,102	86,904	86,976	86,038	85,481	84,063	76,814
Consolidated Balance Sheet Data:
Cash and cash equivalents	$159,964	$212,283	$245,026	$278,109	$142,261	$194,960	$160,938
Total assets	198,864	246,586	287,085	313,823	165,318	213,596	180,308
Long-term convertible notes - net	96,965	—	96,628	—	—	—	—
Shareholders’ (deficit) equity	(152,850)	(16,686)	(82,304)	35,104	75,699	121,847	83,890

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ImmunoGen is a clinical-stage biotechnology company that develops targeted cancer therapeutics using our proprietary antibody-drug conjugate, or ADC, technology. An ADC with our technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with two approved products and the number of agents in development more than doubling during the last five years.

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. Following  meetings with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in the third quarter of 2016 to review our protocol, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, and carboplatin. We have also entered into a collaboration with Merck under which Merck is providing Keytruda® (pembrolizumab) for evaluation in combination with mirvetuximab soravtansine as part of the FORWARD II study. We expect to begin reporting clinical findings from FORWARD II in the second quarter of 2017.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 integrates one of our new DNA-alkylating IGN payload agents and is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a preclinical CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies including AML.  We expect to file an Investigational New Drug, or IND, application for IMGN632 in the third quarter of 2017.

In addition to fueling our organic growth, we also selectively license limited rights to use of our ADC technology to other companies. These licenses can provide us with cash through upfront and milestone payments, research and manufacturing support payments, and royalties on commercial sales, if any, as well as access to complementary technology and capabilities. The most advanced partner program is Roche’s marketed product, Kadcyla (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Following Kadcyla are nine clinical-stage ADCs with our technology through our partnerships with Amgen, Bayer, Biotest, Lilly, Novartis, and Sanofi. We also have partnerships with Takeda and CytomX, which are in the preclinical stage. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. Details for some of our major and recent collaborative agreements can be found in this Form 10‑K under Item 1. Business.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2016, we had approximately $160.0 million in cash and cash equivalents compared to $245.0 million as of June 30, 2016.

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

Change in fiscal year

As previously reported, we have changed our fiscal year end to December 31 from June 30. This transition report is for the six-month period of July 1, 2016 through December 31, 2016, which we refer to as the transition period.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an on‑going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals, inventory, and stock‑based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development of ADC therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents, and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605‑25, “Revenue Recognition—Multiple‑Element Arrangements,” and ASC Topic 605‑28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand‑alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2016, we had two material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use our ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (two exclusive single‑target licenses*)

Bayer HealthCare (one exclusive single‑target license)

Biotest (one exclusive single‑target license)

Fusion Pharmaceuticals (one exclusive single-target license)

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

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country‑by‑country basis, regardless of patent protection. Royalty rates may vary over the royalty term depending on our intellectual property rights and/or the presence of comparable competing products. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements. We do not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones, or become liable for royalty payments. As a result, we cannot predict when or if we will recognize revenues in connection with any of the foregoing.

In determining the units of accounting, management evaluates whether the license has stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace. If we conclude that the license has stand‑alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our ADC technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by our collaborators, and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

Upfront payments on development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand‑alone value from the undelivered elements, which generally include rights to future technological improvements, research services, delivery of cytotoxic agents, and the manufacture of preclinical and clinical materials.

We recognize revenue related to research services that represent separate units of accounting as they are performed, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is probable. We recognize revenue related to the rights to future technological improvements over the estimated term of the applicable license.

We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials for them at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below our full cost, and our full cost is not expected to ever be below our contract selling prices for our existing collaborations. During the six months ended December 31, 2016 and 2015 and the fiscal years ended June 30, 2016, 2015 and 2014, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $948,000, $5.5 million, $6.9 million, $9.2 million, and $2.3 million, respectively. The majority of our costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials we produce is directly related to the scale of planned preclinical activities, the number of clinical trials we and our collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Right‑to‑Test Agreements

Our right‑to‑test agreements provide collaborators the right to (a) test our ADC technology for a defined period of time through a research, or right‑to‑test, license, (b) take options, for a defined period of time, to specified targets, and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments earned, if any, when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

We do not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, we cannot predict when or if we will recognize revenues in connection with any of the foregoing.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. We consider quantities of raw materials in excess of twelve‑month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During the six-months ended December 31, 2016 and 2015 and fiscal years 2016, 2015 and 2014, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $150,000, $966,000, $1.1 million, $1.0 million and $364,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve‑month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Such differences and/or reductions in collaborators’ projections could indicate that we have excess raw material inventory and we would then evaluate the need to record write‑downs, which would be included as charges to research and development expense.

Stock‑based Compensation

As of December 31, 2016, we are authorized to grant future awards under one share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan. The stock‑based awards are accounted for under ASC Topic 718, “Compensation—Stock Compensation,” pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black‑Scholes option‑pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post‑vesting termination behavior amongst our employee population. The risk‑free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost related to stock options and restricted stock incurred during the six-months ended December 31, 2016 and 2015 and the fiscal years ended June 30, 2016, 2015 and 2014 was $8.1 million, $10.2 million, $21.9 million, $15.3 million and $15.6 million, respectively. During fiscal year 2016, we recorded approximately $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. Stock compensation cost related to director deferred share units recorded during the six-month transition period ended December 31, 2016 and 2015 and the fiscal years ended June 30, 2016, 2015 and 2014 was $215,000, $164,000, $380,000, $389,000 and $433,000, respectively.

Future stock‑based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

Our total revenues for the six months ended December 31, 2016 were $21.5 million compared with $32.9 million for the six months ended December 31, 2015. The $11.4 million decrease in revenues in the six-month transition period is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in non-cash royalty revenue and research and development support revenue.  Our total revenues for the year ended June 30, 2016 were $60.0 million compared with $85.5 million and $59.9 million for the years ended June 30, 2015 and 2014, respectively. The $25.5 million decrease in revenues in fiscal year 2016 compared to fiscal 2015 is attributable to a decrease in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by an increase in non‑cash royalty revenue and research and development support revenue. The $25.6 million increase in revenues in fiscal year 2015 compared to fiscal 2014 is attributable to an increase in license and milestone fees, royalty revenue, non‑cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborative partners in the six month periods ended December 31, 2016 and 2015 and the fiscal years ended June 30, 2016, 2015 and 2014 is shown in the following table (in thousands):

	Six Months Ended
	December 31,		Year Ended June 30,
License and Milestone Fees	2016	2015	2016	2015	2014
		(unaudited)
Collaborative Partner:
Amgen	$8	$1,009	$1,017	$17	$2,351
Bayer HealthCare	—	—	10,000	—	—
Biotest	—	12	12	25	25
Janssen	—	—	—	241	—
Lilly	12	5,011	5,023	15,644	7,830
Novartis	5,090	90	180	35,915	18,353
Roche	—	—	—	—	10,000
Sanofi	—	2,008	2,009	5,973	896
Takeda	42	8,632	8,674	—	—
Total	$5,152	$16,762	$26,915	$57,815	$39,455

Revenue from license and milestone fees for the six months ended December 31, 2016 decreased $11.6 million to $5.2 million from $16.8 million for the six months ended December 31, 2015. Included in license and milestone fees for the six months ended December 31, 2016 is a $5 million development milestone achieved under a license agreement with Novartis.

License and milestone fees for the year ended June 30, 2016 were $26.9 million compared with $57.8 million and $39.5 million for the years ended June 30, 2015 and 2014, respectively. Included in license and milestone fees for the six months ended December 31, 2015 and fiscal year ended June 30, 2016 is $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda, a $5 million development milestone achieved under a license agreement with Lilly, a $1 million development milestone achieved under a license agreement with Amgen, and a $2 million development milestone achieved under a license agreement with Sanofi. In addition, a $10 million development milestone achieved under a license agreement with Bayer was also included in license and milestone fees for the year ended June 30, 2016. Included in license and milestone fees for the year ended June 30, 2015 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis, two $5 million development milestones achieved under our collaboration agreement with Novartis and $4 million in development milestones achieved under our collaboration agreement with Sanofi. Also, during fiscal 2015, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.5 million in fiscal 2015 compared to amounts that would have been recognized pursuant to the Company’s previous estimate. Additionally, during fiscal 2015, Janssen Biotech terminated its exclusive development and commercialization license with us, and as a result, we recognized the remaining $241,000 of the $1 million upfront fee received upon execution of the license which had been previously deferred. Included in license and milestone fees for the year ended June 30, 2014 is $7.8 million of license revenue earned upon the execution of a development and commercialization license by Lilly, two $5 million regulatory milestones achieved under our collaboration agreement with Roche, $18.2 million of license revenue earned upon the execution of two development and commercialization licenses and a one‑year extension of the original term of the multi‑target agreement by Novartis, and $2.2 million of revenue from Amgen related to a modification of an existing arrangement. Deferred revenue of $33.6 million at December 31, 2016 represents payments received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy. Included within this amount is $13 million of non‑cash consideration recorded in connection with our arrangement with CytomX during fiscal 2014, $12.7 million of which was subsequently recorded as revenue in January 2017.

In February 2013, the US FDA granted marketing approval to Kadcyla, an ADC product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $12.9 million of non-cash royalties on net sales of Kadcyla for the six-month period ended September 30, 2016 were recorded and included in royalty revenue for the six-months ended December 31, 2016 and $12.0 million of non-cash royalties on net sales of Kadcyla for the six-month period ended September 30, 2015 were recorded and included in royalty revenue for the six-months ended December 31, 2015.  Non-cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2016 of $25.3 million were recorded and included in royalty revenue for the year ended June 30, 2016 and $5.5 million of non-cash royalties and $13.9 million of cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2015 is included in royalty revenue for the year ended June 30, 2015. We recorded $10.3 million of cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2014 which is included as royalty revenue in the year ended June 30, 2014. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P. See further details regarding royalty obligation in Note F of the Consolidated Financial Statements. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $2.8 million and $1.6 million for the six-months ended December 31, 2016 and 2015, respectively. Research and development support revenue was $4.0 million, $2.8 million, and $7.2 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Total revenue recognized from research and development support from each of our collaborative partners in the six month periods ended December 31, 2016 and 2015 and the fiscal years ended June 30, 2016, 2015 and 2014 is shown in the following table (in thousands):

	Six Months Ended
	December 31,		Year Ended June 30,
Research and Development Support	2016	2015	2016	2015	2014
		(unaudited)
Collaborative Partner:
Amgen	$—	$30	$30	$105	$404
Biotest	49	220	338	645	783
CytomX	905	347	1,673	59	—
Lilly	147	261	479	1,207	2,906
Novartis	43	99	164	512	3,012
Takeda	1,623	661	1,066	264	—
Other	14	2	264	56	82
Total	$2,781	$1,620	$4,014	$2,848	$7,187

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue decreased by approximately $1.6 million during the six months ended December 31, 2016 to $679,000 compared to $2.3 million during the six months ended December 31, 2015. Clinical materials revenue for the year ended June 30, 2016 was $3.6 million compared with $5.5 million and $2.9 million for the years ended June 30, 2015 and 2014, respectively. During the periods presented, we shipped clinical materials in support of a number of our collaborators’ clinical trials, as well as preclinical materials in support of certain collaborators’ development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) manufacturing operations which also includes raw materials. Our research and development efforts have been primarily focused in the following areas:

•	evaluation of potential antigen targets;
•	evaluation of internally developed and/or in‑licensed product candidates and technologies;
•	development and evaluation of additional cytotoxic agents and linkers;
•	activities related to the process, preclinical and clinical development of our internal product candidates;
•	process improvements to our ADC technology;
•	operation and maintenance of our conjugate manufacturing facility, including production of our own and our collaborators’ clinical materials;
•	production costs for the supply of clinical material for our internal product candidates, including antibody supply, conjugation services and fill/finish services;
•	production costs for the supply of payloads for our and our partners’ preclinical and clinical activities; and
•	non‑pivotal and pivotal development activities with contract manufacturers for conjugation, fill/finish services and the antibody component of our internal product candidates, linkers, and payloads

Research and development expense for the six-months ended December 31, 2016 decreased $6.7 million to $66.6 million from $73.3 million for the six-months ended December 31, 2015. The decrease in the 2016 transition period is primarily due to: (i) decreased third-party costs related to timing of activities to support pivotal development of mirvetuximab soravtansine; (ii) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators; and (iv) decreased cytotoxic and antibody costs due to timing of supply requirements; partially offset by increased clinical trial costs, particularly related to the companion and Phase 3 mirvetuximab soravtansine studies.

Research and development expense for the year ended June 30, 2016 increased $36.3 million to $148.1 million from $111.8 million for the year ended June 30, 2015. Research and development expense was $107.0 million for the year ended June 30, 2014. The increases in fiscal years 2016 and 2015 are primarily due to: (i) increased clinical trial costs, particularly related to mirvetuximab soravtansine; (ii) greater third-party costs related to internal product program advancement; (iii) increase in facility‑related expenses due primarily to additional laboratory and office space occupied since July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (iv) increased personnel expenses, principally due to hiring at that time and incentive compensation. During the year ended June 30, 2014, we recorded a $12.8 million non‑cash charge to research and development expense for technology rights obtained under the collaboration agreement executed with CytomX in January 2014. We had no such charges in the other periods presented. Research and development salaries and related expenses increased by $10.6 million to $63.2 million in the year ended June 30, 2016 compared to the year ended June 30, 2015 and increased by $5 million in the year ended June 30, 2015 compared to the year ended June 30, 2014. The average number of our research personnel increased to 295 for the year ended June 30, 2016 compared to 266 for the year ended June 30, 2015. We had an average of 250 for the year ended June 30, 2014. Included in salaries and related expenses for the year ended June 30, 2016 is $12.2 million of stock compensation costs compared to $9.9 million and $10.3 million of stock compensation costs for fiscal years 2015 and 2014, respectively. The higher stock compensation costs in fiscal year 2016 compared to fiscal years 2015 and 2014 are driven by increases in the number of annual options granted due to increases in personnel, as well as higher stock prices in fiscal 2015.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended
	December 31,		Year Ended June 30,
Research and Development Expense	2016	2015	2016	2015	2014
		(unaudited)
Research	$11,974	$11,903	$24,754	$20,729	$30,793
Preclinical and Clinical Testing	31,152	33,531	68,855	42,546	34,562
Process and Product Development	6,994	5,582	12,535	8,468	8,296
Manufacturing Operations	16,446	22,315	41,933	40,025	33,307
Total Research and Development Expense	$66,566	$73,331	$148,077	$111,768	$106,958

Research

Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in‑license certain technology, facilities and lab supplies. Research expenses increased $71,000 to $12.0 million in the six-months ended December 31, 2016 from the six-months ended December 31, 2015. The increase in the 2016 transition period was principally due to an increase in facility-related expenses, partially offset by a decrease in salaries and related expenses and a decrease in lab supplies driven by timing of certain internal and partner activities.

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

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses decreased $2.4 million to $31.2 million in the six-months ended December 31, 2016 from the six-months ended December 31, 2015. The decrease in 2016 transition period was principally due to a decrease in contract service expense, particularly related to timing of certain activities to support pivotal development of mirvetuximab soravtansine, partially offset by greater clinical trial costs incurred related to the FORWARD I and FORWARD II mirvetuximab soravtansine studies, as well as costs incurred related to the IMGN779 study which initiated in the second half of fiscal 2016, partially offset by lower costs related to the Phase I mirvetuximab soravtansine study that is winding down and lower costs related to the IMGN289 study that was discontinued in fiscal 2015.

Preclinical and clinical testing expenses increased $26.4 million to $68.9 million in fiscal year 2016 from fiscal year 2015 and increased $7.9 million to $42.5 million in fiscal year 2015 from fiscal year 2014. The increase in fiscal year 2016 was principally the result of (i) greater clinical trial costs incurred related to the expanded mirvetuximab soravtansine studies, as well as costs incurred related to the IMGN529 combo study and IMGN779 study which both initiated in the current year, partially offset by lower costs related to the IMGN289 study that was discontinued in fiscal 2015; (ii) increased contract service expense driven by increased activities to advance our internal programs, particularly mirvetuximab soravtansine; and (iii) an increase in salaries and related expenses. The increase in fiscal year 2015 was principally the result of an increase in contract service expense driven primarily by increased study activities related to mirvetuximab soravtansine and IMGN289, and to a lesser extent, higher salaries and related expenses and an increase in facility‑related expenses. Partially offsetting these increases, clinical trial costs decreased marginally due primarily to decreased costs incurred related to the IMGN901 007 study, partially offset by increased costs related to the mirvetuximab soravtansine and IMGN529 studies during the current year.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. Total development expenses increased $1.4 million to $7.0 million in the six-months ended December 31, 2016 from the six-months ended December 31, 2015. The increase in the 2016 transition period was principally due to increases in salaries and related expenses and facility-related expenses.

Total development expenses increased $4.0 million to $12.5 million in fiscal year 2016 from fiscal year 2015 and expenses increased $172,000 to $8.5 million in fiscal year 2015 from fiscal year 2014. The increase in fiscal year 2016 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense driven primarily by IGN development activities. The increase in fiscal year 2015 was primarily the result of an increase in facility‑related expenses.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators’ product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, non‑pivotal and pivotal development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expenses decreased $5.9 million to $16.4 million in the six-months ended December 31, 2016 from the six-months ended December 31, 2015. The decrease in the 2016 transition period was principally due to (i) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders from our partners and release of such clinical materials; (ii) decrease in cost of cytotoxic agents driven by timing of supply requirements; (iii) increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators during the period; (iv) a decrease in antibody development and supply expense driven primarily by timing of supply of coltuximab ravtansine; and (v) a decrease in salaries and related expenses.

Manufacturing operations expense increased $1.9 million to $41.9 million in fiscal year 2016 from fiscal year 2015 and increased $6.7 million to $40.0 million in fiscal year 2015 from fiscal year 2014. The increase in fiscal year 2016 was primarily the result of a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators and an increase in salaries and related expenses. Partially offsetting these increases, costs of clinical materials revenue charged to research and development expense decreased due to timing of orders and release of such clinical materials from our partners and antibody development and supply expense decreased driven primarily by supply required in fiscal 2015 not needed in fiscal 2016 for our discontinued IMGN289 program. The increase in fiscal year 2015 was primarily the result of i) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders from our partners and release of such clinical materials; (ii) an increase in contract service expense driven by increased third‑party conjugation activities to prepare for commercial‑scale and increased cytotoxic agent activities; (iii) an increase in antibody development and supply expense driven primarily by commercial‑readiness activities for mirvetuximab soravtansine; and (iv) an increase in salaries and related expenses.

Antibody development and supply expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $4.3 million for the six-months ended December, 31, 2016, $5.2 million for the six-months ended December 31, 2015, $8.6 million in fiscal year 2016, $8.8 million in fiscal year 2015, and $7.2 million in fiscal year 2014. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the six-months ended December 31, 2016 increased $1.6 million to $18.0 million from $16.4 million for the six-months ended December 31, 2015. The increase in the 2016 transition period was primarily due to increased third-party service fees relating to the Company’s strategic review and resulting restructuring activities, partially offset by lower salaries and related expenses and lower administrative expenses.

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

Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016.  As a result of the workforce reduction, in the six months ended December 31, 2016, we recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan.  The related cash payments initiated in October 2016 and will be substantially paid out by June 30, 2017.  Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, we recorded an approximate $837,000 credit to stock compensation expense which is included in research and development expense and general and administrative expense for the 2016 transition period.

In addition to the termination benefits and other related charges, the Company will seek to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. Based on an estimate of the potential time it will take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to us to build out the space, we determined we did not need to record a loss on the sub-lease. We also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, we concluded that a substantial portion of the leasehold improvements were not recoverable. We recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis.

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

Investment Income, net

Investment income for the six-months ended December 31, 2016 and 2015 was $259,000 and $111,000, respectively. The increase in the 2016 transition period is due to a greater average cash balance driven by the proceeds received in the fourth quarter of fiscal year 2016 resulting from the senior convertible notes issuance, which is discussed further in Note E to our Consolidated Financial Statements. Investment income for the fiscal years ended June 30, 2016, 2015 and 2014 was $325,000, $69,000 and $44,000, respectively. The increase in fiscal year 2016 is due to a greater average cash balance during the period driven by the proceeds received in the fourth quarter of fiscal year 2015 resulting from the sale of future royalties, which is further discussed below.

Non‑Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P., or IRH, purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. As described in Note F to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the six months ended December 31, 2016 and 2015, and the years ended June 30, 2016 and 2015, we recorded $8.5 million, $10.2 million, $20.1 million and $5.4 million, respectively, of non-cash interest expense. The decrease in the six months ended December 31, 2016 is a result of a lower effective interest rate driven by lower projected royalty payments in the near term than previously estimated. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be approximately 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. In the 2016 transition period and the fiscal year 2016, we recorded $2.3 million and $138,000, respectively, of interest expense. No similar charges were recorded in fiscal years 2015 and 2014.

Other (Expense) Income, net

Other (expense) income, net for the six-months ended December 31, 2016 and 2015, and the years ended June 30, 2016, 2015 and 2014 was $(742,000), $(42,000), $117,000, $(916,000) and $123,000, respectively. We incurred $(586,000), $(68,000), $96,000, $(910,000), and $120,000 in foreign currency exchange (losses) gains related to obligations with non‑U.S. dollar‑based suppliers and Euro cash balances maintained to fulfill them during the same periods, respectively.

Liquidity and Capital Resources

(amounts in tables in thousands)

	As of
	December 31,	As of June 30,
	2016	2016	2015
Cash and cash equivalents	$159,964	$245,026	$278,109
Working capital	120,570	193,341	256,370
Shareholders’ (deficit) equity	(152,850)	(82,304)	35,104

	Six Months Ended
	December 31,			Year Ended June 30,
	2016	2015	X	2016	2015	2014
		(unaudited)
Cash used for operating activities	$(83,656)	$(65,490)		$(124,476)	$(55,291)	$(53,650)
Cash used for investing activities	(1,406)	(5,127)		(10,376)	(7,425)	(8,185)
Cash provided by financing activities	—	4,791		101,769	198,564	9,136

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding, royalties and more recently, convertible debt. As of December 31, 2016, we had approximately $160 million in cash and cash equivalents. Net cash used for operating activities was $83.7 million, $65.5 million, $124.5 million, $55.3 million and $53.7 million during the six-months ended December 31, 2016 and 2015 and for the years ended June 30, 2016, 2015 and 2014, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non‑cash items. Cash used for operating activities in fiscal year 2015 benefited from the $20 million upfront payment received from Takeda in March 2015 with the execution of a right‑to‑test agreement between the companies.

Net cash used for investing activities was $1.4 million, $5.1 million, $10.4 million, $7.4 million and $8.2 million for the six-months ended December 31, 2016 and 2015 and the years ended June 30, 2016, 2015 and 2015, respectively, and represent cash outflows from capital expenditures. Capital expenditures for all periods presented consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters and manufacturing facility, laboratory equipment and computer software applications.

Net cash provided by financing activities was $4.8 million, $101.8 million, $198.6 million and $9.1 million for the six-months ended December 31, 2015 and the years ended June 30, 2016, 2015 and 2014, respectively. There was no  cash provided by financing activities during the six-months ended December 31, 2016.  In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. We received net proceeds of approximately $96.6 million from the sale of the Convertible Notes after deducting fees and expenses of approximately $3.4 million. See Note E to our Consolidated Financial Statements for further details regarding the terms of the transaction.

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

Net cash provided by financing activities for the six-months ended December 31, 2015 and the years ended June 30, 2016, 2015 and 2014 include the proceeds from the exercise of approximately 461,000, 555,000, 651,000 and 1.1 million stock options, respectively.

We anticipate that our current capital resources and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures into the second quarter of 2018. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less than	1‑3	4‑5	More than
	Total	One Year	Years	Years	5 Years
Waltham lease obligations(1)	$66,385	$6,834	$14,367	$14,390	$30,794
Other operating lease obligations(1)	1,716	1,113	603	—	—
Liability related to the sale of future royalties(2)	188,322	15,320	41,124	56,065	75,813
Convertible 4.5% senior notes(3)	100,000	—	—	100,000	—
Total	$356,423	$23,267	$56,094	$170,455	$106,607

(1)Lease agreements were signed in July 2007, November 2010 and April 2013, and amended in December 2013 and April 2014. In December 2014, we entered into a sublease for 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA through July 2018. We will receive approximately $190,000 in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

(2)See Note F to the Consolidated Financial Statements in Item 8 for discussion of this liability.

(3)See Note E to the Consolidated Financial Statements in Item 8 for discussion of the convertible senior notes.

In addition to the above table, we are contractually obligated to make future success‑based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. As of December 31, 2016, the maximum amount that may be payable in the future under our current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

As of December 31, 2016, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of our product candidates totaling $7.2 million, all of which will be paid in calendar 2017.

In February 2017, we executed a letter agreement with one of our antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €4.2 million euros is noncancelable at the time of execution of the agreement.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10,

Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. We anticipate using the modified retrospective approach to implement this standard.  We have begun to analyze our existing revenue agreements to evaluate the impact of adoption. We have less than ten contracts that have remaining performance obligations that will need to be evaluated under the provisions of the new standard as of January 1, 2018. In performing this assessment, we noted that we will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require us to make an estimate of the royalties as the information is not provided to us until 90 days after the end of the quarter. Additionally, some partner milestones, depending on the probability of occurring, may be recognized sooner and at different values than they currently would be under the current accounting standards. We are in the process of estimating the impact of adopting the new standard on our consolidated financial statements, however, we expect to record a material adjustment upon adoption, which will be recorded as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. We will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting for periods after December 15, 2016, and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted. Accordingly, we have adopted this standard as of December 31, 2016.  Refer to Note A, Nature of Business and Plan of Operations, of our consolidated financial statements for further discussion.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard was effective for us on July 1, 2016. We implemented the recommendations of this update, resulting in a reduction of prepaid and other current assets and non-current other assets of approximately $1 million and $6.8 million, respectively, as of June 30, 2016, and $1.2 million and $4.4 million, respectively, as of June 30, 2015, with corresponding reductions of the debt liabilities as shown on the face of the accompanying consolidated balance sheet to the financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard is effective for us on January 1, 2017. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Off‑Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. We do not currently own derivative financial instruments in our investment portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Our foreign currency hedging program uses either forward contracts or a Euro‑denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro‑denominated bank account as we have no forward contracts at December 31, 2016.

Item 8.  Financial Statements and Supplementary Data

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2016, June 30, 2016 and June 30, 2015	62
Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended December 31, 2016 and the Years Ended June 30, 2016, 2015, and 2014	63
Consolidated Statements of Shareholders’ (Deficit) Equity for the Six Months Ended December 31, 2016 and Years Ended June 30, 2016, 2015, and 2014	64
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and Years Ended June 30, 2016, 2015, and 2014	65
Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. as of December 31, 2016, June 30, 2016 and June 30, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity and cash flows for the six-month transition period ended December 31, 2016 and each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoGen, Inc. at December 31, 2016, June 30, 2016 and June 30, 2015, and the consolidated results of its operations and its cash flows for the six-month transition period ended December 31, 2016 and each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has recurring losses from operations and insufficient cash resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2017

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,	June 30,	June 30,
	2016	2016	2015
ASSETS
Cash and cash equivalents	$159,964	$245,026	$278,109
Accounts receivable	2,026	883	5,088
Unbilled revenue	6,778	1,409	714
Inventory	2,192	907	2,935
Prepaid and other current assets	5,386	4,881	4,175
Total current assets	176,346	253,106	291,021
Property and equipment, net of accumulated depreciation	19,498	22,704	16,254
Other assets	3,020	3,430	974
Total assets	$198,864	$279,240	$308,249
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$7,895	$11,510	$8,138
Accrued compensation	6,946	10,724	8,346
Other accrued liabilities	11,150	9,713	10,441
Current portion of deferred lease incentive	784	772	646
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $850, $1,000 and $1,159, respectively	14,470	14,138	6,747
Current portion of deferred revenue	14,531	13,582	333
Total current liabilities	55,776	60,439	34,651
Deferred lease incentive, net of current portion	5,914	6,236	6,301
Deferred revenue, net of current portion	19,086	19,288	40,855
Convertible 4.5% senior notes, net of deferred financing costs of $3,035 and $3,372, respectively	96,965	96,628	—
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $3,144, $3,473 and $4,415, respectively	169,858	174,761	187,341
Other long-term liabilities	4,115	4,192	3,997
Total liabilities	351,714	361,544	273,145
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 87,301, 87,209 and 86,579 shares as of December 31, 2016 and June 30, 2016 and 2015 respectively	873	872	866
Additional paid-in capital	778,847	770,511	743,108
Accumulated deficit	(932,570)	(853,687)	(708,870)
Total shareholders’ (deficit) equity	(152,850)	(82,304)	35,104
Total liabilities and shareholders’ (deficit) equity	$198,864	$279,240	$308,249

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Six Months Ended
	December 31,	Year Ended June 30,
	2016	2016	2015	2014

Revenues:
License and milestone fees	$5,152	$26,915	$57,815	$39,455
Royalty revenue	—	195	13,867	10,346
Non-cash royalty revenue related to the sale of future royalties	12,894	25,299	5,484	—
Research and development support	2,781	4,014	2,848	7,187
Clinical materials revenue	679	3,579	5,527	2,908
Total revenues	21,506	60,002	85,541	59,896
Operating Expenses:
Research and development	66,566	148,077	111,768	106,958
General and administrative	17,995	36,916	28,228	24,469
Restructuring charge	4,431	—	—	—
Total operating expenses	88,992	184,993	139,996	131,427
Loss from operations	(67,486)	(124,991)	(54,455)	(71,531)
Investment income, net	259	325	69	44
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(8,665)	(20,130)	(5,437)	—
Interest expense on convertible senior notes	(2,249)	(138)	—	—
Other (expense) income, net	(742)	117	(916)	123
Net loss	$(78,883)	$(144,817)	$(60,739)	$(71,364)
Basic and diluted net loss per common share	$(0.91)	$(1.67)	$(0.71)	$(0.83)
Basic and diluted weighted average common shares outstanding	87,102	86,976	86,038	85,481
Total comprehensive loss	$(78,883)	$(144,817)	$(60,739)	$(71,364)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at June 30, 2013	84,725	$847	$697,767	$(576,767)	$121,847
Net loss	—	—	—	(71,364)	(71,364)
Stock options exercised	1,134	11	9,125	—	9,136
Stock option and restricted stock compensation expense	—	—	15,647	—	15,647
Directors’ deferred share units converted	44	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	433	—	433
Balance at June 30, 2014	85,903	$859	$722,971	$(648,131)	$75,699
Net loss	—	—	—	(60,739)	(60,739)
Stock options exercised	651	7	4,422	—	4,429
Restricted stock award	25	—	—	—	—
Stock option and restricted stock compensation expense	—	—	15,326	—	15,326
Directors’ deferred share unit compensation	—	—	389	—	389
Balance at June 30, 2015	86,579	$866	$743,108	$(708,870)	$35,104
Net loss	—	—	—	(144,817)	(144,817)
Stock options exercised	555	5	5,156	—	5,161
Restricted stock award	75	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	21,868	—	21,868
Directors’ deferred share unit compensation	—	—	380	—	380
Balance at June 30, 2016	87,209	$872	$770,511	$(853,687)	$(82,304)
Net loss	—	—	—	(78,883)	(78,883)
Restricted stock award - net of forfeitures	92	1	—	—	1
Stock option and restricted stock compensation expense	—	—	8,121	—	8,121
Directors’ deferred share unit compensation	—	—	215	—	215
Balance at December 31, 2016	87,301	$873	$778,847	$(932,570)	$(152,850)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Six Months Ended
	December 31,	Year Ended June 30,
	2016	2016	2015	2014

Cash flows from operating activities:
Net loss	$(78,883)	$(144,817)	$(60,739)	$(71,364)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(12,894)	(25,299)	(5,484)	—
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	8,665	20,130	5,437	—
Depreciation and amortization	3,074	5,327	5,513	4,598
Loss (gain) on sale/disposal of fixed assets	1,130	(21)	7	20
Gain on forward contracts		—	—	(2)
Non-cash licensing fee		—	—	12,830
Stock and deferred share unit compensation	8,337	22,248	15,715	16,080
Deferred rent	88	161	195	297
Change in operating assets and liabilities:
Accounts receivable	(1,143)	4,205	(3,192)	(1,896)
Unbilled revenue	(5,369)	(695)	615	792
Inventory	(1,285)	2,028	15	(2,247)
Prepaid and other current assets	(505)	(706)	(1,855)	571
Restricted cash		—	—	2,231
Other assets	405	(2,456)	(761)	4
Accounts payable	(3,247)	2,649	3,319	321
Accrued compensation	(3,778)	2,378	1,481	712
Other accrued liabilities	960	(1,434)	3,248	(394)
Deferred revenue, net of non-cash upfront license payment	747	(8,318)	(20,155)	(16,675)
Proceeds from landlord for tenant improvements	42	144	1,350	472
Net cash used for operating activities	(83,656)	(124,476)	(55,291)	(53,650)
Cash flows from investing activities:
Purchases of property and equipment	(1,406)	(10,376)	(7,425)	(8,184)
Payments from settlement of forward contracts	—	—	—	(1)
Net cash used for investing activities	(1,406)	(10,376)	(7,425)	(8,185)
Cash flows from financing activities:
Proceeds from stock options exercised		5,161	4,429	9,136
Proceeds from sale of future royalties, net of $5,865 of transaction costs	—	—	194,135	—
Proceeds from issuance of convertible 4.5% notes, net of $3,392 of transaction costs	—	96,608	—	—
Net cash provided by financing activities	—	101,769	198,564	9,136
Net change in cash and cash equivalents	(85,062)	(33,083)	135,848	(52,699)
Cash and cash equivalents, beginning of period	245,026	278,109	142,261	194,960
Cash and cash equivalents, end of period	$159,964	$245,026	$278,109	$142,261

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

A.       Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADCs, for the treatment of cancer.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (ASU 2015-14). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates  substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.    Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued. This standard was adopted by the Company at December 31, 2016.

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $78.9 million during the six months ended December 31, 2016, and has an accumulated deficit of approximately $932.6  million as of December 31, 2016. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. At December 31, 2016, the Company had $160 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures (operating plan) into the second quarter of calendar year 2018. Without such collaborator payments, the Company’s existing capital resources at December 31, 2016 would not be sufficient to support the current operating plan through March 3, 2018, which is twelve months after the date that the financial statements are issued. Management expects to seek additional funds from collaboration partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement or from equity or debt financings. Because those plans have not been finalized, receipt of additional funding is not considered probable under the new standard. If the Company does not obtain sufficient funds when needed, the Company expects it would scale back its operating plan by deferring or limiting some or all of its research, development or clinical projects, or initiate further reductions to its workforce. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of the new standard. Because, under the new standard, neither receipt of future collaboration payments, nor management’s contingency plans to mitigate the risk and extend cash resources through March 3, 2018, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

On June 15, 2016 the company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2017. Accordingly, these financial statements contain six month transitional financial statements as of and for the period ending December 31, 2016 and will become calendar year financial statements thereafter.  Amounts shown as of and for the six months ended December 31, 2015 are unaudited.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements. In January 2017, Sanofi enrolled its first patient in a Phase III clinical trial for isatuximab which triggered a $3 million milestone payment to the Company. Additionally, in January 2017, CytomX’s right to substitute the specified target in its development and commercialization license expired, resulting in the recognition of $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license. The Company did not have any other material recognizable or unrecognizable subsequent events.

Related party transaction

In August 2015, the Company entered into a transaction with Sanofi to purchase drug product along with the master and working cell banks for a product that Sanofi previously discontinued and had returned its rights back to the Company. The Company entered into this transaction, at a cost of €1.6 million, in order to continue development of the product, or make it more attractive to re-license the target to another partner. A relationship between an executive from the Company and an executive from Sanofi qualified this transaction as potentially between related parties, and accordingly, the audit committee of the Board of Directors of the Company approved the terms and conditions of the transaction, believing that it was in the best interest of the Company to proceed and that it was done at an arms-length amount. The transaction was completed as of December 31, 2016.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of ADC therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s antibody‑drug conjugate, or ADC, technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605‑25, “Revenue Recognition—Multiple‑Element Arrangements,” and ASC Topic 605‑28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand‑alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2016, the Company had the following two material types of agreements with the parties identified below:

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

Fusion Pharmaceuticals (one exclusive single-target license)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the six months ended December 31, 2016 and the fiscal years ended June 30, 2016, 2015 and 2014, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $948,000, $ 6.9 million, $9.2 million and $2.3 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

The Company does not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or market as determined on a first‑in, first‑out (FIFO) basis.

Inventory at December 31, 2016 and June 30, 2016 and 2015 is summarized below (in thousands):

	December 31,	June 30,
	2016	2016	2015
Raw materials	$357	$317	$279
Work in process	1,835	590	2,656
Total	$2,192	$907	$2,935

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies. All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements. Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand, no reserve for work in process inventory was determined to be required at December 31, 2016. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices.

Raw materials inventory cost is stated net of write‑downs of $1.1 million as of December 31, 2016 and $1.4 million as of June 30, 2016 and June 30, 2015. The write‑downs represent the cost of raw materials that the Company considers to be in excess of a twelve‑month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

During the six month transition period ended December 31, 2016 and fiscal years 2016, 2015 and 2014, the Company obtained additional amounts of its cell-killing agents DMx from its supplier which yielded more material than would be required by the Company’s collaborators over the next twelve months, and as a result, the Company recorded $150,000, $1.1million, $1.0 million and $364,000, respectively, of charges to research and development expense related to raw material inventory identified as excess. Increases in the Company’s on‑hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has excess raw material inventory and the Company would then evaluate the need to record write‑downs as charges to research and development expense.

Unbilled Revenue

Included in unbilled revenue at December 31, 2016, is a $5 million partner milestone achieved in December 2016 which was subsequently invoiced in January 2017. The additional balance at December 31, 2016, as well as the balances as of June 30, 2016 and 2015, substantially represent research funding earned based on actual resources utilized under the Company’s various collaborator agreements.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31, 2016 and June 30, 2016 and 2015 (in thousands):

	December 31,	June 30,
	2016	2016	2015
Accrued contract payments	$1,980	$4,202	$5,830
Accrued clinical trial costs	4,700	3,096	1,735
Accrued professional services	865	1,028	788
Accrued employee benefits	676	640	567
Accrued public reporting charges	156	192	192
Accrued interest on convertible senior notes	2,388	138	—
Other current accrued liabilities	385	417	1,329
Total	$11,150	$9,713	$10,441

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government‑ issued securities and high quality, short‑term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of December 31, 2016 and June 30, 2016 and 2015. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2016, June 30, 2016 and June 30, 2015, the Company held $160.0 million, $245.0 million and $278.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $356,000 and $804,000 of accrued capital expenditures as of December 31, 2016 and June 30, 2016 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows. Accrued capital expenditures as of June 30, 2015 were not material.

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

As of December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$144,176	$144,176	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The face value and estimated fair value of the convertible 4.5% senior notes was $100.0 million and $79.0 million, respectively, as of December 31, 2016 compared to $100.0 million and $91.2 million, respectively, as of June 30, 2016. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $(1.1 million), $21,000, $(7,000) and $(20,000) of (losses) gains on the sale/disposal of certain furniture and equipment during the six months ended December 31, 2016 and the years ended June 30, 2016, 2015, and 2014, respectively. The current six-month period includes a $970,000 leasehold impairment charge resulting from the restructuring, the details of which are further discussed in Note I.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Six Months Ended
	December 31,	June 30,
	2016	2016	2015	2014
Options outstanding to purchase common stock
and unvested restricted stock	13,878	11,919	9,739	8,486
Common stock equivalents under treasury stock method for options	1	735	770	1,820
Shares issuable upon conversion of convertible notes	23,878	23,878	—	—
Common stock equivalents under
if-converted method for convertible notes	23,878	718	—	—

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock‑based Compensation

As of December 31, 2016, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan. At the annual meeting of shareholders on December 9, 2016, the 2016 Plan was approved and provides for the issuance of Stock Grants, the grant of Options and the grant of Stock‑Based Awards for up to 5,500,000 shares of the Company’s common stock, as well as up to 14,250,000 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to December 9, 2016. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Six Months Ended
	December 31,	Year Ended June 30,
	2016	2016	2015	2014
Dividend	None	None	None	None
Volatility	65.63%	66.34%	60.86%	60.40%
Risk-free interest rate	1.29%	1.80%	1.84%	1.74%
Expected life (years)	6.3	6.3	6.3	6.3

Using the Black‑Scholes option‑pricing model, the weighted average grant date fair values of options granted during the six months ended December 31, 2016 and fiscal years 2016, 2015 and 2014 were $1.76, $8.91, $6.04, and $10.50 per share, respectively.

A summary of option activity under the 2006 and 2016 Plans as of June 30, 2016 and December 31, 2016, and changes during the year ended June 30, 2016 and the six month period ended December 31, 2016 is presented below (in thousands, except weighted‑average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Yrs	Value
Outstanding at June 30, 2015	9,689	$12.49
Granted	3,340	$14.34
Exercised	(555)	$9.30
Forfeited/Canceled	(661)	$14.84
Outstanding at June 30, 2016	11,813	$13.03	6.82	$—
Outstanding at June 30, 2016—vested or unvested and expected to vest	11,475	$13.05	6.76	$—
Exercisable at June 30, 2016	6,453	$12.63	5.30	$—
Outstanding at June 30, 2016	11,813	$13.03
Granted	3,536	$2.90
Exercised	—	$—
Forfeited/Canceled	(1,670)	$10.64
Outstanding at December 31, 2016	13,679	$10.70	6.55	$23
Outstanding at December 31, 2016—vested or unvested and expected to vest	13,516	$10.76	6.52	$22
Exercisable at December 31, 2016	7,898	$13.15	4.70	$—

In May 2016, January 2015, and November 2012, the Company granted three officers of the Company 75,000, 25,000 and 50,000 shares of restricted stock, respectively, upon hire. Pursuant to the agreements, the shares vest ratably in annual installments over the subsequent four years. The fair value of the restricted stock was determined by the closing price on the date of grant. In August 2016, the Company granted 117,800 shares of performance based restricted stock to certain officers of the Company. These restrictions will lapse in three equal installments over five years upon the achievement of specified performance goals. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

A summary of restricted stock activity under the 2006 and 2016 Plans as of June 30, 2016 and December 31, 2016, and changes during the year ended June 30, 2016 and the six month period ended December 31, 2016 is presented below (in thousands, except weighted‑average data):

		Weighted-
	Number of	Average
	Restricted	Exercise
	Stock Shares	Price
Unvested at June 30, 2015	50,000	$9.23
Awarded	75,000	$5.65
Vested	(18,750)	$10.13
Unvested at June 30, 2016	106,250	$6.54
Awarded	117,800	$3.15
Vested	—	$—
Forfeited	(25,100)	7.52
Unvested at December 31, 2016	198,950	$4.41

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $8.1 million, $21.9 million, $15.3 million and $15.6 million during the six months ended December 31, 2016 and fiscal years ended June 30, 2016, 2015, and 2014, respectively. During fiscal year 2016, the Company recorded approximately $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. No similar charges were recorded in the six month transition period ended December 31, 2016 or fiscal years 2015 and 2014. As of December 31, 2016, the estimated fair value of unvested employee awards was approximately $19.6 million, net of estimated forfeitures. The weighted‑average remaining vesting period for these awards is approximately two years. Included in stock compensation expense for the six months ended December 31, 2016 and fiscal years ended June 30, 2016, 2015 and 2014 are $215,000, $380,000, $389,000 and $433,000, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note H of the Company’s consolidated financial statements.

A summary of option activity for options vested during the six months ended December 31, 2016 and fiscal years ended June 30, 2016, 2015 and 2014 is presented below (in thousands):

	Six Months Ended
	December 31,	Year Ended June 30,
	2016	2016	2015	2014
Total fair value of options vested	$17,121	$15,298	$16,145	$12,535
Total intrinsic value of options exercised	—	3,142	3,275	9,961
Cash received for exercise of stock options	—	5,161	4,429	9,136

Comprehensive Loss

The Company presents comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss is comprised of the Company’s net loss for all periods presented.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC Topic 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

The percentages of revenues recognized from significant customers of the Company in the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014 are included in the following table:

	Six Months Ended	Year Ended
	December 31,	June 30,
Collaborative Partner:	2016	2016	2015	2014
Bayer	—%	17%	—%	—%
Lilly	4%	11%	21%	18%
Novartis	24%	1%	43%	38%
Roche	60%	43%	23%	34%
Takeda	8%	16%	—%	—%

There were no other customers of the Company with significant revenues in the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company anticipates using the modified retrospective approach to implement this standard.  The Company has begun to analyze its existing revenue agreements to evaluate the impact of adoption. The Company has less than ten contracts that have remaining performance obligations that will need to be evaluated under the provisions of the new standard as of January 1, 2018. In performing this assessment, the Company noted that we will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require the Company to make an estimate of the royalties as the information is not provided to the Company until 90 days after the end of the quarter. Additionally, some partner milestones, depending on the probability of occurring, may be recognized sooner and at different values than they currently would be under the current accounting standards. The Company is in the process of estimating the impact of adopting the new standard on its consolidated financial statements, however, the Company expects to record a material adjustment upon adoption, which will be recorded as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. The Company will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there’s substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting for periods after December 15, 2016, and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted. Refer to Note A, Nature of Business and Plan of Operations, of our consolidated financial statements for further discussion.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company implemented the recommendations of this update, resulting in a reduction of prepaid and other current assets and non-current other assets of approximately $1 million and $6.8 million, respectively, as of June 30, 2016, and $1.2 million and $4.4 million, respectively, as of June 30, 2015, with corresponding reductions of the debt liabilities as shown on the face of the accompanying consolidated balance sheet to the financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC compound, Kadcyla, was approved for marketing in the U.S., Japan, and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company is compensated for any preclinical and clinical materials that the Company manufactures under the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through December 31, 2016, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The Company received two $5 million regulatory milestone payments in connection with marketing approval of Kadcyla in Japan and in the EU, which is included in license and milestone fees for the fiscal year ended June 30, 2014. Based on an evaluation of the effort contributed to the achievement of these milestones in fiscal year 2014, the Company determined these milestones were not substantive. In consideration that there were no undelivered elements remaining, no continuing performance obligations and all other revenue recognition criteria had been met, the Company recognized the non‑refundable payments as revenue upon achievement of the milestones. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $12.9 million of non-cash royalties on net sales of Kadcyla for the six‑month period ended September 30, 2016 were recorded and included in royalty revenue for the six-months ended December 31, 2016, $25.3 million of non-cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2016 were recorded and included in royalty revenue for the year ended June 30, 2016 and $5.5 million of non-cash royalties and $13.9 million of cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2015 is included in royalty revenue for the year ended June 30, 2015. The Company recorded $10.3 million of cash royalties on net sales of Kadcyla for the twelve‑month period ended March 31, 2014 which is included in royalty revenue for the year ended June 30, 2014. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note F.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired 2000 right‑to‑test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through December 31, 2016. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing these products, this milestone was deemed substantive. The Company received non‑refundable technology access fees totaling $5 million for the eight‑year term of the right‑to‑test agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

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

For each of the two remaining development and commercialization license taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from these development and commercialization licenses. Through December 31, 2016, the Company has received and recognized an aggregate of $3 million in milestone payments for compounds covered under this agreement now or in the past. In September 2015, Amgen’s IND under the remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. The next potential milestone the Company will be entitled to receive under this license will be a development milestone for the first dosing of a patient in a Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

Costs directly attributable to the Amgen collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Amgen as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $15,000, $62,000 and $179,000 for the fiscal years 2016, 2015 and 2014, respectively. There were no costs incurred during the six-months ended December 31, 2016 related to research and development services. The costs related to clinical materials sold were approximately $664,000 for fiscal year 2014. There were no similar costs recorded in any period subsequent to that year.

Sanofi

Collaboration Agreement

In 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody‑based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody‑based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of December 31, 2016 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier‑stage program that has yet to be disclosed.

The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2016, the Company has received and recognized an aggregate of $20.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for isatuximab and a $1 million development milestone related to initiation of a Phase I clinical trial for SAR408701 which are included in license and milestone fee revenue for the year ended June 30, 2015. In January 2017, Sanofi enrolled its first patient in a Phase III clinical trial for isatuximab which triggered a $3 million milestone payment to the Company. The next potential milestone the Company will be entitled to receive for each of SAR566658 and SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a regulatory milestone for submission of a new drug application to the U.S. Food and Drug Administration, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

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

Biotest

In 2006, the Company granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. Biotest is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company received a $1 million upfront payment upon execution of the agreement and could receive up to $35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$4.5 million; and regulatory milestones—$31 million. The Company receives payments for manufacturing any preclinical and clinical materials made at the request of Biotest. In September 2008, Biotest began Phase I evaluation of indatuximab ravtansine which triggered a $500,000 milestone payment to the Company. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of this product, these milestones were deemed substantive.

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

Costs directly attributable to the Biotest collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Biotest as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $22,000, $160,000, $309,000 and $305,000 for the six-months ended December 31, 2016 and fiscal years 2016, 2015 and 2014, respectively. The costs related to clinical materials sold were approximately $549,000, $1.8 million, $3 million and $670,000 for the six-months ended December 31, 2016 and fiscal years 2016, 2015 and 2014, respectively.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through December 31, 2016, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. The next potential milestone the Company will be entitled to receive will be either a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine which will result in a $2 million payment being due or a regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine which will result in a $6 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones was deemed substantive.

Novartis

Novartis took six exclusive development and commercialization licenses under a now-expired right-to-test agreement established in 2010. The Company received a $45 million upfront payment in connection with the execution of the right‑to‑test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development, and marketing of any products resulting from this agreement.

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

In October 2013 and November 2013, Novartis took its second and third exclusive licenses to single targets, and in October 2014, took three remaining exclusive licenses, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015 and May 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, and P-cadherin-targeting ADC product candidate, PCA062, respectively, triggering a $5 million development milestone payment to the Company with each event, both of which are included in license and milestone fee revenue for the year ended June 30, 2015. Novartis later discontinued clinical testing of LOP628. In December 2016, Novartis initiated Phase I, first-in-human clinical testing of its CDH6-targeting ADC product candidate, HKT288, triggering a $5 million milestone payment which the Company received in 2017. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under these three licenses or a $5 million development milestone for commencement of a Phase I clinical trial under any of its other three licenses. At the time of execution of these agreements, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. Additionally, the Company is entitled to receive royalties on product sales, if any.

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

Costs directly attributable to the Novartis collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Novartis as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $17,000, $67,000, $141,000 and $1.4 million for the six-months ended December 31, 2016 and fiscal years 2016, 2015 and 2014, respectively. The costs related to clinical materials sold were approximately $644,000 and $1.3 million for fiscal years 2015 and 2014, respectively. There were no similar costs recorded after fiscal year 2015.

Lilly

Eli Lilly and Company (Lilly) took three exclusive development and commercialization licenses under a now-expired right-to-test agreement established in 2011. The Company received a $20 million upfront payment in connection with the execution of the right‑to‑test agreement in 2011. Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was taken in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were taken in December 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Under the license taken in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In September 2015, Lilly began Phase I evaluation of one of its licensed ADC products which triggered a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the fiscal year ended June 30, 2016. The next payment the Company could receive would be either a $9 million development milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone payment with the initiation of a Phase I clinical trial under either of its other two development and commercialization licenses taken. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

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

Costs directly attributable to the Lilly collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Lilly as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $46,000, $182,000, $499,000 and $1.2 million for the six-months ended December 31, 2016 and fiscal years 2016, 2015 and 2014 respectively. The costs related to clinical materials sold were approximately $1.1 million, $1.1 million and $26,000 for fiscal years 2016, 2015 and 2014, respectively. There were no similar costs recorded during the six months ended December 31, 2016.

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

In February 2016, CytomX took its development and commercialization license for a specified target. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license is being deferred until the expiration of that substitution right. With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial. At the time of execution of the right‑to‑test agreement, there was significant uncertainty as to whether the milestone related to the Phase I clinical trial would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from the development and commercialization license taken by CytomX under this collaboration.

With respect to any development and commercialization license that may be taken by the Company, the Company will potentially be required to pay up to a total of $80 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. The total milestones per license are categorized as follows: development milestones—$7 million; regulatory milestones—$23 million; and sales milestones—$50 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could be required to make is a $1 million development milestone payment with commencement of a Phase I clinical trial. The Company is responsible for the manufacturing, product development and marketing of any products resulting from any development and commercialization license taken by the Company under this collaboration.

In addition, each party may be liable to pay annual maintenance fees to the other party if the licensed product candidate covered under each development and commercialization license has not progressed to a specified stage of development within a specified time frame.

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

No license fee revenue has been recognized related to this agreement through June 30, 2016 as the research license was not considered to be substantive and a non-substitutable development and commercialization license had not been delivered at this time. The period for CytomX to exercise its substitution right expired in January 2017. Accordingly, the $12.7 million allocated to the development and commercialization license is included in short-term deferred revenue as of December 31, 2016. The Company will recognize research services revenue as the related services are delivered.

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

Costs directly attributable to the CytomX collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of CytomX. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $427,000, $868,000 and $130,000 for the six-months ended December 31, 2016 and for fiscal years 2016 and 2015, respectively. There were no similar costs recorded in fiscal year 2014.

Takeda

In March 2015, the Company entered into a right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the three-year term of the right-to-test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million. Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million. If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

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

Costs directly attributable to the Takeda collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Takeda. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to approximately $678,000, $469,000 and $113,000 for the six-months ended December 31, 2016 and for fiscal years 2016 and 2015, respectively. There were no similar costs recorded in fiscal year 2014.

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

D.       Property and Equipment

Property and equipment consisted of the following at December 31, 2016, and June 30, 2016 and 2015 (in thousands):

	December 31,	June 30,
	2016	2016	2015
Leasehold improvements	$36,584	$34,743	$32,355
Machinery and equipment	23,535	24,324	18,398
Computer hardware and software	8,395	8,277	6,897
Furniture and fixtures	3,705	3,636	3,290
Assets under construction	124	2,327	2,361
	$72,343	$73,307	$63,301
Less accumulated depreciation	(52,845)	(50,603)	(47,047)
Property and equipment, net	$19,498	$22,704	$16,254

Depreciation expense was approximately $3.1 million for the six months ended December 31, 2016 and $5.3 million, $5.5 million and $4.6 million for each of the years ended June 30, 2016, 2015 and 2014, respectively. Included in the table above, the Company’s investment in equipment under capital leases was $583,000, $876,000 and $724,000 net of accumulated amortization of $290,000, $414,000 and $190,000, at December 31, 2016, June 30, 2016 and June 30, 2015, respectively.

E.       Convertible 4.5% Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Company received net proceeds of approximately $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of approximately $3.4 million.

The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $2.3 million and $138,000 of interest expense for the six months ended December 31, 2016 and the year ended June 30, 2016 which is included in other (expense) income, net in the consolidated statements of operations. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the offering memorandum) occurs prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon an event of default, the holders may require the Company to repurchase for cash all of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon bankruptcy, this becomes an automatic repurchase obligation. Also, if the Company fails to comply with certain reporting requirements as described in the indenture it will constitute an event of default, however the Company may elect to pay additional interest at an annual rate equal to 0.5% of the principal amount for the 90 days following such event as a remedy for the default. Subsequent to the 90 days, if still in default, the principal amount of the notes and accrued interest may become immediately due and payable. If a “restricted event” occurs as described in the indenture that causes the notes not to become freely tradable by holders other than our affiliates after the first anniversary of the original issuance date of the notes, the Company would also become obligated to pay additional interest at an annual rate equal to 0.5% of the principal amount. The combined additional interest rate under these two circumstances, however, cannot exceed 0.5%.

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, which are netted against the Convertible Notes in the accompanying consolidated balance sheet as and are being amortized to interest expense ratably over the term of the Convertible Notes.

F.       Liability Related to Sale of Future Royalties

In April 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under the Company’s development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction in April 2015, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the six months ended December 31, 2016 and the period from inception (in thousands):

	Six Months	Period from
	Ended	inception to
	December 31,	December 31,
	2016	2016
Liability related to sale of future royalties, net — beginning balance	$188,899	$—
Proceeds from sale of future royalties, net	—	194,135
Non-cash Kadcyla royalty revenue	(12,894)	(43,677)
Non-cash interest expense recognized	8,323	33,870
Liability related to sale of future royalties, net — ending balance	$184,328	$184,328

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s  estimate of this total interest expense resulted in an effective annual interest rate of approximately 7.7%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

G.       Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Six Months Ended
	December 31,	Year Ended June 30,
	2016	2016	2015	2014
Loss before income tax expense	$(78,883)	$(144,817)	$(60,739)	$(71,364)
Expected tax benefit at 34%	$(26,820)	$(49,238)	$(20,651)	$(24,264)
Permanent differences	15	345	818	215
Incentive stock options	1,313	2,501	1,948	1,738
State tax benefit net of federal benefit	(4,157)	(7,954)	(3,252)	(4,062)
Increase in valuation allowance, net	32,922	62,505	27,940	26,011
Federal research credit	(1,232)	(4,109)	(1,407)	(1,002)
Federal orphan drug credit	(2,901)	(4,241)	(5,471)	—
Expired loss and credit carryforwards	—	184	75	1,364
Stock option expirations	860	7	—	—
Benefit for income taxes	$—	$—	$—	$—

At December 31, 2016, the Company has net operating loss, or NOL, carryforwards of approximately $476.4 million available to reduce federal taxable income, if any, that expire in 2028 through 2036 and $308.3 million available to reduce state taxable income, if any, that expire in fiscal 2033 through fiscal 2036. Included in the federal and state carryforwards is $27.0 million and $23.3 million, respectively, related to deductions from the exercise of stock options and the related tax benefit which will result in an increase in additional paid‑in capital if and when realized through a reduction of taxes paid in cash. The Company also has federal and state credit carryforwards of approximately $46.9 million available to offset federal and state income taxes, which expire beginning in 2017. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016, and June 30, 2016 and 2015 are as follows (in thousands):

	December 31,	June 30,
	2016	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$167,869	$139,791	$89,362
Research and development tax credit carryforwards	43,096	36,879	25,131
Property and other intangible assets	2,982	2,395	2,532
Deferred revenue	13,205	12,911	16,179
Stock-based compensation	16,794	16,033	11,379
Deferred lease incentive	4,264	4,356	4,279
Other liabilities	2,107	3,726	3,177
Royalty sale	73,973	75,956	78,427
Total deferred tax assets	$324,290	$292,047	$230,466

Deferred tax liabilities:
Accounting method change	—	(492)	(983)
Royalty sale transaction costs	(1,569)	(1,757)	(2,190)
Total deferred tax liabilities	$(1,569)	$(2,249)	$(3,173)
Valuation allowance	(322,721)	(289,798)	(227,293)
Net deferred tax assets/(liabilities)	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, the Company has determined that it is not more-likely-than-not that the tax benefits related to the federal and state deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2016, and June 30, 2016 and 2015. The valuation allowance increased by $32.9 million during the six months ended December 31, 2016 due primarily to additional net loss incurred during the year and additional research and development tax credits earned during the year, partially offset by the expiration of net operating loss carryforwards.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three‑year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. During fiscal year 2015, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation and determined no ownership change occurred under Section 382. The study has not been updated beyond  fiscal year 2015. Additionally, the Company has not completed a Research and Development Credit Study; accordingly, it is probable that a portion of the tax credit carryforward may not be available to offset future income.

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2016, June 30, 2016 and 2015, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact our effective tax rate.

The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is open for tax years ending June 30, 2013, 2014, 2015, 2016, and December 31, 2016,  although carryforward attributes that were generated prior to fiscal year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

H.       Capital Stock

Common Stock Reserved

At December 31, 2016, the Company has reserved 19.7 million shares of authorized common stock for the future issuance of shares under the 2006 and 2016 Plans and the 2004 Director Plan. See “Stock‑Based Compensation” in Note B for a description of the 2016 Plan and below for a description of the 2004 Director Plan.

Stock Options

As of December 31, 2016, the 2016 Plan was the only employee share‑based compensation plan of the Company under which grants can be made. During the six-months ended December 31, 2016, there were no options exercised.

The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted‑average exercise prices per share were exercisable at December 31, 2016 and June 30, 2016, 2015 and 2014:

		Weighted‑
	Exercisable	Average
	(in thousands)	Exercise Price
December 31, 2016	7,898	$13.15
June 30, 2016	6,453	$12.63
June 30, 2015	5,380	$11.89
June 30, 2014	4,637	$9.79

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

During the six-months ended December 31, 2016 and the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded approximately $(7,000), $(72,000), $16,000, and $(30,000) in (expense reduction) compensation expense, respectively, related to approximately 6,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

As with the 2004 Plan, vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will be settled in shares of our common stock issued under our 2006 Plan at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. The new policy provides that all unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2006 Plan. Pursuant to the

Compensation Policy for Non- Employee Directors, the Company issued retiring directors 53,248 shares of common stock in January 2017 and 43,615 shares of common stock in November 2013 .

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

In addition to the deferred share units, the Non‑Employee Directors are now also entitled to receive a fixed number of stock options instead of a fixed grant date fair value of options, determined using the Black‑Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro‑rated award, depending on their date of election to the Board. The directors received a total of 40,000 options in the six months ended December 31, 2016 and 80,000 options in each fiscal year ended 2016, 2015 and 2014, and the related compensation expense is included in the amounts discussed in the “Stock‑Based Compensation” section of footnote B above.

On December 9, 2016 the Board amended the Compensation Policy for Non-Employee Directors to create a transition period due to the change in the year-end.  Effectively, one-half of the annual compensation awards described above were awarded to the directors on December 9, 2016 and a full-year’s compensation will be awarded  at the date of the next annual meeting.

Pursuant to the Compensation Policy for Non‑Employee Directors, as amended, the Company recorded approximately:

•	$215,000 in compensation expense during the six months ended December 31, 2016 related to the grant of 37,000 deferred share units and 12,000 deferred share units previously granted;
•	$380,000 in compensation expense during the year ended June 30, 2016 related to the grant of 41,000 deferred share units and 12,000 deferred share units previously granted;
•	$389,000 in compensation expense during the year ended June 30, 2015 related to the grant of 31,000 deferred share units and 15,000 deferred share units previously granted; and
•	$433,000 in compensation expense during the year ended June 30, 2014 related to the grant of 28,000 deferred share units and 19,000 deferred share units previously granted.

I.	Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the six months ended December 31, 2016, the Company recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and will be substantially paid out by June 30, 2017. Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, the Company recorded an approximate $837,000 credit to stock compensation expense which is included in research and development expense and general and administrative expense for the six months ended December 31, 2016.

In addition to the termination benefits and other related charges, the Company is seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. Based on an estimate of the potential time it will take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis.

A summary of activity against the restructuring charge related to the employee terminations is as follows:

Employee
Termination
Benefit Costs
Initial charge related to employee benefits	$3,135
Additional charge in Q2	273
Payments for the period	(1,657)
Balance December 31, 2016	$1,751

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

J.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed in December 2013, April 2014, and December 2015 the Company received construction allowances of approximately $746,000, $1.1 million, and $186,000 respectively, to build out office and lab space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

In February 2016, the Company entered into a lease agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company received approximately $617,000 as a construction allowance to build out the office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease this space.

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

Facilities rent expense, net of sublease income, was approximately $3.5 million, $6.5 million, $6.0 million and $5.4 million during the six months ended December 31, 2016 and fiscal years 2016, 2015 and 2014, respectively.

As of December 31, 2016, the minimum rental commitments, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non‑cancelable operating lease agreements discussed above are as follows (in thousands):

2017	$7,946
2018	7,736
2019	7,235
2020	7,283
2021	7,107
Thereafter	30,794
Total minimum lease payments	$68,101
Total minimum rental income from subleases	(190)
Total minimum lease payments, net	$67,911

There are no obligations under capital leases as of December 31, 2016, as all of the capital leases were single payment obligations which have all been made.

Collaborations and Licenses

The Company is contractually obligated to make potential future success‑based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2016, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $162 million, $1.4 million of which is reimbursable by a third party under a separate agreement.

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

Manufacturing Commitments

As of December 31, 2016, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $7.2 million, all of which will be paid in calendar 2017.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €4.2 million euros is noncancelable at the time of execution of the agreement.

Litigation

The Company is not party to any material litigation.

K.       Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company’s matching contribution is 50% of the first 6% of the eligible employees’ contributions. In the six months ended December 31, 2016 and fiscal years 2016, 2015 and 2014, the Company’s contributions to the 401(k) Plan totaled approximately $536,000, $1.1 million, $875,000, and $710,000, respectively.

L.       Quarterly Financial Information (Unaudited)

	Six Month Transition Period
	Quarter	Quarter
	Ended	Ended
	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$76	$5,076
Royalty revenue	—	—
Non-cash royalty revenue related to the sale of future royalties	6,184	6,710
Research and development support	1,354	1,427
Clinical materials revenue	46	633
Total revenues	7,660	13,846
Expenses:
Research and development	32,909	33,657
General and administrative	9,459	8,536
Restructuring charge	4,130	301
Total expenses	46,498	42,494
Loss from operations	(38,838)	(28,648)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(5,018)	(3,647)
Interest expense on senior convertible notes	(1,150)	(1,099)
Other income (expense), net	275	(758)
Net loss	$(44,731)	$(34,152)
Basic and diluted net loss per common share	$(0.51)	$(0.39)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,070	$10,692	$10,077	$76
Royalty revenue	—	195	—	—
Non-cash royalty revenue related to the sale of future royalties	5,684	6,291	7,380	5,944
Research and development support	772	848	1,059	1,335
Clinical materials revenue	2,325	3	1,198	53
Total revenues	14,851	18,029	19,714	7,408
Expenses:
Research and development	35,132	38,199	36,094	38,652
General and administrative	8,329	8,054	11,235	9,298
Total expenses	43,461	46,253	47,329	47,950
Loss from operations	(28,610)	(28,224)	(27,615)	(40,542)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(5,143)	(5,059)	(4,972)	(4,956)
Other income (expense), net	13	56	659	(424)
Net loss	$(33,740)	$(33,227)	$(31,928)	$(45,922)
Basic and diluted net loss per common share	$(0.39)	$(0.38)	$(0.37)	$(0.53)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,234	$41,417	$5,078	$5,086
Royalty revenue	4,166	4,625	5,099	(23)
Non-cash royalty revenue related to the sale of future royalties	—	—	—	5,484
Research and development support	776	832	532	708
Clinical materials revenue	2,027	1,426	718	1,356
Total revenues	13,203	48,300	11,427	12,611
Expenses:
Research and development	28,018	27,647	25,666	30,437
General and administrative	7,095	6,872	7,000	7,261
Total expenses	35,113	34,519	32,666	37,698
(Loss) income from operations	(21,910)	13,781	(21,239)	(25,087)
Non-cash interest expense on liability related to sale of future royalty	—	—	—	(5,437)
Other (expense) income, net	(372)	(146)	(379)	50
Net (loss) income	$(22,282)	$13,635	$(21,618)	$(30,474)
Basic and diluted net (loss) income per common share	$(0.26)	$0.16	$(0.25)	$(0.35)

M. Stub Period Comparative Data (Unaudited)

The condensed consolidated statement of earnings for the six months ended December 31, 2015 is as follows:

Six Months Ended
December 31,
2015

Revenues:
License and milestone fees	$16,762
Royalty revenue	195
Non-cash royalty revenue related to the sale of future royalties	11,975
Research and development support	1,620
Clinical materials revenue	2,328
Total revenues	32,880
Operating Expenses:
Research and development	73,331
General and administrative	16,383
Total operating expenses	89,714
Loss from operations	(56,834)
Investment income, net	111
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(10,202)
Interest expense on convertible senior notes	—
Other expense, net	(42)
Net loss	$(66,967)
Basic and diluted net loss per common share	$(0.77)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1.Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Transition Report on Form 10‑K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Based on this assessment, management has concluded that, as of December 31, 2016 our internal control over financial reporting is effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears immediately below.

(b)Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ImmunoGen, Inc.

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). ImmunoGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ImmunoGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImmunoGen, Inc. as of December 31, 2016, June 30, 2016 and June 30, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity and cash flows for the six month transition period ended December 31, 2016 and each of the three years in the period ended June 30, 2016 of ImmunoGen, Inc. and our report dated March 3, 2017 expressed an unqualified opinion thereon that included an explanatory paragraph regarding ImmunoGen Inc.’s  ability to continue as a going concern.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2017

(c)Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

On March 3, 2017, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $50.0 million.

We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Select Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Cowen may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Cowen’s obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of a registration statement on Form S-3 covering the shares of common stock that may be sold by Cowen under the Sales Agreement we expect to file with the Securities and Exchange Commission, or SEC, shortly after the filing of this report. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cowen with customary indemnification and contribution rights. We have also agreed to reimburse Cowen for the reasonable and documented fees and expenses of its outside legal counsel, not to exceed $50,000 in the aggregate, in connection with entering into the Sales Agreement as well as certain other expenses, including Cowen’s FINRA counsel fees in an amount up to $12,500.

The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cowen may each terminate the Sales Agreement at any time upon five days’ prior notice.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which we will file with the registration statement referred to above.

Shares sold under the Sales Agreement will be issued pursuant to the registration statement referred to above and the sales agreement prospectus that will form a part of such registration statement, following such time as the registration statement is declared effective by the SEC. This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sales Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

PART III

The information called for by Part III of Form 10‑K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2016 transition period meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than April 30, 2017 (120 days after the end of the year covered by this report), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Financial Statements:

(1) See “Index to Consolidated Financial Statements” at Item 8 of this report. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(2)	See Exhibit Index following the signature page to this report.

Item 16. Summary Page

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunogen, Inc.

By:	/s/Mark J. Enyedy
Mark J. Enyedy President and Chief Executive Officer (Principal Executive Officer)

Dated:   March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Enyedy Mark J. Enyedy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ David B. Johnston David B. Johnston	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017

/s/ Stephen McCluski Stephen McCluski	Chairman of the Board of Directors	March 3, 2017

/s/ Daniel M. Junius Daniel M. Junius	Director	March 3, 2017

/s/ Mark Goldberg, M.D. Mark Goldberg, M.D.	Director	March 3, 2017

/s/ Dean Mitchell Dean Mitchell	Director	March 3, 2017

/s/ Kristine Peterson Kristine Peterson	Director	March 3, 2017

/s/ Howard Pien Howard Pien	Director	March 3, 2017

/s/ Joseph Villafranca Ph.D. Joseph Villafranca, Ph.D.	Director	March 3, 2017

/s/ Richard Wallace Richard Wallace	Director	March 3, 2017

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10‑Q	April 30, 2010	3.1
3.1(a)	Articles of Amendment		10‑Q	January 30, 2013	3.1
3.2	Amended and Restated By‑Laws		8‑K	June 20, 2016	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.1(a)	Indenture, dated as of June 20, 2016, by and between the Registrant and Wilmington Trust, National Association, as Trustee		8-K	June 20, 2016	4.1
4.2	Form of Common Stock certificate		S‑1	November 15, 1989 (File No. 33‑31219)	4.2
4.2(a)	Form of Note representing the Registrant’s 4.50% Convertible Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1(a))
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. (“Lessee”), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S‑1	September 22, 1989 (File No. 33‑31219)	10.10
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S‑1	November 6, 1991 (File No. 33‑43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(c)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(d)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(e)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(f)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(g)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(h)

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8‑K	November 18, 2010	10.1
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	November 7, 2007	10.2
10.2(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	February 5, 2014	10.1
10.2(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	May 2, 2014	10.1
10.2(c)	Third Amendment to Lease Agreement dated as of December 14, 2015 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	February 4, 2016	10.1
10.3*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10‑Q	October 31, 2011	10.1
10.3(a)*	Amendment to License Agreement for Anti‑HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10‑K	August 28, 2006	10.32
10.3(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10‑Q	May 7, 2009	10.1
10.3(c)	Third Amendment to License Agreement for Anti‑HER2 Antibodies, made effective as of December 18, 2012, between the Registrant and Genentech, Inc.		10‑Q	January 30, 2013	10.11
10.4*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi‑aventis U.S. LLC (as successor‑in‑interest to Aventis Pharmaceuticals Inc.)		10‑K	August 28, 2014	10.4
10.4(a)	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.4
10.4(b)	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.5
10.4(c)	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.6
10.5*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1
10.5(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.5(b)*	Amendment No. 2, dated December 10, 2014, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	February 5, 2015	10.1
10.6*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10‑Q/A	October 10, 2012	10.1
10.7*	Multi‑Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q/A	August 19, 2015	10.2
10.7(a)*	First Amendment, effective as of March 29, 2013, to Multi‑Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q	May 6, 2013	10.1
10.8*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10‑Q	February 8, 2011	10.1
10.9*	Multi‑Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company		10‑Q/A	August 19, 2015	10.3
10.9(a)*	First Amendment to Agreements dated as of December 9, 2013 by and between the Registrant and Eli Lilly and Company		10‑Q	February 5, 2014	10.2
10.10*	Multi‑Target Agreement dated as of March 20, 2015 by and between the Registrant and Millennium Pharmaceuticals, Inc.		10‑Q	May 8, 2015	10.1
10.11*	Royalty Purchase Agreement dated as of March 24, 2015 by and among the Registrant, Hurricane, LLC and Immunity Royalty Holdings, L.P.		10‑Q	May 8, 2015	10.2
10.12†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8‑K	November 13, 2014	10.1
10.12(a)†	Form of Incentive Stock Option Agreement for Executives		S‑8	November 15, 2006	99.4
10.12(b)†	Form of Non‑Qualified Stock Option Agreement for Executives		S‑8	November 15, 2006	99.5
10.12(c)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑Q	October 29, 2010	10.1
10.12(d)†	Form of Director Deferred Stock Unit Agreement		10‑Q	October 29, 2010	10.1
10.12(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(g)
10.12(f)†	Form of Non‑Qualified Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(h)
10.12(g)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑K	August 29, 2012	10.14(i)
10.12(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S‑8	November 21, 2012	99.1
10.12(i)†	Form of Incentive Stock Option for all employees (including executives)		8-K	April 26, 2016	10.1
10.12(j)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		8-K	April 26, 2016	10.2

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.12(k)†	Form of Performance Based Restricted Stock Agreement dated August 12, 2016		8‑K	August 17, 2016	10.1
10.13†	2016 Employee, Director and Consultant Equity Incentive Plan		10-Q	December 13, 2016	10.1
10.13(a)†	Form of Incentive Stock Option Agreement		10-Q	December 13, 2016	10.2
10.13(b)†	Form of Non-Qualified Stock Option Agreement for employees		10-Q	December 13, 2016	10.3
10.13(c)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		10-Q	December 13, 2016	10.4
10.13(d)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		10-Q	December 13, 2016	10.5
10.14†	2001 Non‑Employee Director Stock Plan		S‑8	December 18, 2001	99
10.15†	2004 Non‑Employee Director Compensation and Deferred Stock Unit Plan, as amended on September16, 2009		10‑Q	November 4, 2009	10.1
10.16†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10‑Q	February 8, 2007	10.15
10.17†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Craig Barrows		10‑Q	January 30, 2013	10.1
10.18†	Change in Control Severance Agreement dated as of November 30, 2012 between the Registrant and Theresa G. Wingrove		10‑Q	January 30, 2013	10.8
10.19†	Compensation Policy for Non‑Employee Directors, as amended through September 14, 2016		10‑Q	November 4, 2016	10.2
10.20†	Change in Control Severance Agreement dated as of December 30, 2013 between the Registrant and David B. Johnston		10‑Q	February 5, 2014	10.6
10.21†	Severance Pay Plan for Vice Presidents and Higher, as amended through September 23, 2016		8‑K	September 29, 2016	10.1
10.22†	Change in Control Severance Agreement dated as of September 15, 2014 between the Registrant and Sandra E. Poole		10‑Q	October 30, 2014	10.2
10.23†	Summary of Annual Bonus Program		8‑K	November 13, 2014	10.2
10.24†	Change in Control Severance Agreement dated as of January 5, 2015 between the Registrant and Richard J. Gregory		10‑Q	February 5, 2015	10.3
10.25†	Amendment to Option Agreements between the Registrant and Daniel M. Junius		10-Q	May 4, 2016	10.1
10.26†	Employment offer letter between the Registrant and Mark J. Enyedy		10-K	August 25, 2016	10.30
10.27†	Change in Control Severance Agreement dated as of May 16, 2016 between the Registrant and Mark J. Enyedy		10-K	August 25, 2016	10.31
10.28†	Change in Control Severance Agreement dated as of March 30, 2015 between the Registrant and Anna Berkenblit	X
21	Subsidiaries of the Registrant		10-K	August 28, 2015	21
23	Consent of Ernst & Young LLP	X

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.

†Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this transition report on Form 10‑K.