Form 10-Q
period 2017-03-31
IMMUNOGEN INC
filed 2017-05-05
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share:  89,348,389 shares outstanding as of May 1, 2017.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$126,568	$159,964
Accounts receivable	3,893	2,026
Unbilled revenue	2,051	6,778
Inventory	3,225	2,192
Prepaid and other current assets	6,394	5,386
Total current assets	142,131	176,346
Property and equipment, net of accumulated depreciation	17,997	19,498
Other assets	3,193	3,020
Total assets	$163,321	$198,864
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,100	$7,895
Accrued compensation	4,927	6,946
Other accrued liabilities	12,078	11,150
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $832 and $850, respectively	15,664	14,470
Current portion of deferred revenue	1,814	14,531
Total current liabilities	40,367	55,776
Deferred lease incentive, net of current portion	5,718	5,914
Deferred revenue, net of current portion	18,992	19,086
Convertible 4.5% senior notes, net of deferred financing costs of $2,869 and $3,035, respectively	97,131	96,965
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $2,943 and $3,144, respectively	164,460	169,858
Other long-term liabilities	4,183	4,115
Total liabilities	330,851	351,714
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 89,348 and 87,301 shares as of March 31, 2017 and December 31, 2016, respectively	893	873
Additional paid-in capital	781,492	778,847
Accumulated deficit	(949,915)	(932,570)
Total shareholders’ deficit	(167,530)	(152,850)
Total liabilities and shareholders’ deficit	$163,321	$198,864

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2017	2016

Revenues:
License and milestone fees	$18,730	$10,077
Non-cash royalty revenue related to the sale of future royalties	7,613	7,380
Research and development support	1,478	1,059
Clinical materials revenue	678	1,198
Total revenues	28,499	19,714
Operating Expenses:
Research and development	32,888	36,094
General and administrative	8,119	11,235
Restructuring charge	386	—
Total operating expenses	41,393	47,329
Loss from operations	(12,894)	(27,615)
Investment income, net	115	108
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,575)	(4,972)
Interest expense on convertible senior notes	(1,125)	—
Other income, net	134	551
Net loss	$(17,345)	$(31,928)
Basic and diluted net loss per common share	$(0.20)	$(0.37)
Basic and diluted weighted average common shares outstanding	87,160	87,035
Total comprehensive loss	$(17,345)	$(31,928)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(17,345)	$(31,928)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(7,613)	(7,380)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	3,575	4,972
Depreciation and amortization	1,506	1,435
Loss (gain) on sale/disposal of fixed assets and impairment charges	180	(3)
Stock and deferred share unit compensation	2,665	7,283
Deferred rent	25	42
Change in operating assets and liabilities:
Accounts receivable	(1,867)	699
Unbilled revenue	4,727	(142)
Inventory	(1,033)	629
Prepaid and other current assets	(1,008)	(717)
Other assets	(173)	17
Accounts payable	(2,543)	(2,378)
Accrued compensation	(2,019)	1,134
Other accrued liabilities	775	1,490
Deferred revenue, net of non-cash upfront license payment	(12,811)	(1,232)
Net cash used for operating activities	(32,959)	(26,079)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(3,479)
Net cash used for investing activities	(437)	(3,479)
Cash flows from financing activities:
Proceeds from stock options exercised	—	188
Net cash provided by financing activities	—	188
Net change in cash and cash equivalents	(33,396)	(29,370)
Cash and cash equivalents, beginning of period	159,964	212,283
Cash and cash equivalents, end of period	$126,568	$182,913

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $17.3 million during the three months ended March 31, 2017, and has an accumulated deficit of approximately $949.9  million as of March 31, 2017. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. At March 31, 2017, the Company had $126.6 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures (operating plan) into the second quarter of calendar year 2018. Without such collaborator payments, the Company’s existing capital resources at March 31, 2017 would not be sufficient to support the current operating plan through May 5, 2018, which is twelve months after the date that the March 2017 financial statements were issued. Management expects to seek additional funds from collaboration partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement or from equity or debt financings. Because those plans have not been finalized, receipt of additional funding is not considered probable under the new standard. If the Company does not obtain sufficient funds when needed, the Company expects it would scale back its operating plan by deferring or limiting some or all of its research, development or clinical projects, or initiate further reductions to its workforce. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of the new standard. Because, under the new standard, neither receipt of future collaboration payments, nor management’s contingency plans to mitigate the risk and extend cash resources through May 5, 2018, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

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

B.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2016.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2017  up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

At March 31, 2017, the Company had the following two material types of agreements with the parties identified below:

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the three months ended March 31, 2017 and 2016, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $727,000 and $3.0 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of March 31, 2017 and December 31, 2016. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of March 31, 2017 and December 31, 2016, the Company held $126.6 million and $160.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had approximately $104,000 and $356,000 of accrued capital expenditures as of March 31, 2017 and December 31, 2016, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of March 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

Fair Value Measurements at March 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$108,296	$108,296	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $100.0 million and $111.0 million, respectively, as of March 31, 2017 compared to $100.0 million and $79.0 million, respectively, as of December 31, 2016. The increase in estimated fair value as of March 31, 2017 compared to December 31, 2016 is due primarily to an increase in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes.

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2017 represents research funding earned prior to that date based on actual resources utilized under the Company’s agreements with various collaborators.  In addition to  that type of unbilled revenue, also included in unbilled revenue at December 31, 2016 was a $5 million partner milestone achieved in December 2016 which was subsequently invoiced in January 2017 and received in March 2017.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2017  and December 31, 2016 is summarized below (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$125	$357
Work in process	3,100	1,835
Total	$3,225	$2,192

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $403,000 of expense related to excess inventory in the three months ended March 31, 2017 as a result of inventory purchased in the current period in order to manufacture drug product to supply the Company’s mirvetuximab soravtansine studies. There were no expenses recorded for excess inventory during the three-month period ended March 31, 2016.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at March 31, 2017. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represents net realizable value.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Options outstanding to purchase common stock and unvested restricted stock	13,690	11,679
Common stock equivalents under treasury stock method for options	110	361
Shares issuable upon conversion of convertible notes	23,878	—
Common stock equivalents under if-converted method for convertible notes	23,878	—

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

	Three Months Ended March 31,
	2017	2016
Dividend	None	None
Volatility	66.89%	63.90%
Risk-free interest rate	2.03%	1.61%
Expected life (years)	6.0	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2017 and 2016 were $1.52 and $5.55 per share, respectively.

A summary of option activity under the 2006 and 2016 Plans as of March 31, 2017, and changes during the three month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2016	13,679	$10.70
Granted	1,187	$2.48
Exercised	—
Forfeited/Canceled	(1,176)	$11.27
Outstanding at March 31, 2017	13,690	$9.94

In August 2016 and February 2017, the Company granted 117,800 shares and 529,830 shares of restricted common stock with grant date fair values of $3.15 and $2.47, respectively, to certain officers of the Company. These restrictions will lapse in three equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

A summary of restricted stock activity under the 2006 and 2016 Plans (inclusive of the performance awards noted above) as of March 31, 2017 and changes during the three month period ended March 31, 2017 is presented below (in thousands):

		Weighted-
	Number of	Average
	Restricted	Exercise
	Stock Shares	Price
Unvested at December 31, 2016	199	$4.41
Awarded	2,014	$2.47
Vested	(6)	$6.53
Forfeited	(20)	$3.15
Unvested at March 31, 2017	2,187	$2.63

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $2.6 million and $7.2 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2016, the Company recorded $2.8 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. The decrease in expense is also attributable to lower fair values associated with awards vesting in the current period, level of forfeitures experienced since the prior year due to the restructuring disclosed in Note G and greater forfeitures recorded in the current period substantially resulting from the departure of certain senior-level employees. As of March 31, 2017, the estimated fair value of unvested employee awards was $20.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Also included in stock compensation expense for the three months ended March 31, 2017 and 2016 are $38,000 and $108,000, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the three months ended March 31, 2017, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended March 31, 2017 and 2016 are included in the following table:

	Three Months Ended
	March 31,
Collaborative Partner:	2017	2016
Bayer	—%	51%
CytomX	48%	3%
Roche	27%	37%
Sanofi	21%	—%

There were no other customers of the Company with significant revenues in the three months ended March 31, 2017 and 2016.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). To simplify the principles for subsequent measurement of inventory, this new standard requires inventory measured using any method other than LIFO or the retail method shall be measured at the lower of cost and net realizable value, rather than lower of cost or market. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard was adopted by the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard was adopted by the Company on January 1, 2017. As a result of the adoption of this guidance, the net operating losses deferred tax assets for federal and state purposes increased by $9.2 million and $1.2 million, respectively, and will be offset by corresponding increases in the valuation allowance. The adoption of the guidance has no impact on the Company’s consolidated financial statements. The Company elected not to adopt the provision that would allow actual forfeitures to be recognized in lieu of maintaining a forfeitures reserve. As such, the Company will continue to estimate forfeitures.

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC compound, Kadcyla, was approved for marketing in the U.S., Japan and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through March 31, 2017, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $7.6 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended December 31, 2016 were recorded and included in non-cash royalty revenue for the three-month period ended March 31, 2017 and $7.4 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended December 31, 2015 is included in non-cash royalty revenue for the three-month period ended March 31, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

Sanofi

In 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody‑based products. The collaboration agreement provides Sanofi with worldwide development and commercialization rights to new antibody‑based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. The product candidates (targets) as of March 31, 2017 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one earlier‑stage program that has yet to be disclosed.

The Company is entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2017, the Company has recognized an aggregate of $26.5 million in milestone payments for compounds covered under this agreement now or in the past. In January 2017, Sanofi enrolled its first patient in a Phase III clinical trial for isatuximab, and in March 2017, enrolled its first patient in a Phase IIb clinical trial (as defined in the agreement) for SAR566658, each of which triggered a $3 million milestone payment to the Company, which are included in license and milestone fee revenue for the three months ended March 31, 2017. The next potential milestone the Company will be entitled to receive for SAR566658 will be a development milestone for initiation of a Phase III clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive with respect to isatuximab will be a regulatory milestone for submission of a new drug application to the U.S. Food and Drug Administration, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for SAR408701 will be a development milestone for initiation of a Phase IIb clinical trial (as defined in the agreement), which will result in each case in a $3 million payment being due. The next potential milestone the Company will be entitled to receive for the unidentified target will be a development milestone for commencement of a Phase I clinical trial, which will result in a $1 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through March 31, 2017, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the three months ended March 31, 2016. The next potential milestone the Company will be entitled to receive will be either a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine which will result in a $2 million payment being due or a regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine which will result in a $6 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones was deemed substantive.

CytomX

In January 2014, we entered into a reciprocal right‑to‑test agreement with CytomX. The agreement provides CytomX with the right to test our payload agents and linkers with CytomX antibodies that utilize their proprietary antibody-masking technology, termed ProbodiesTM for a specified number of targets and to subsequently take an exclusive, worldwide license to use our technology to develop and commercialize Probody-drug conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. We received no upfront cash payment in connection with the execution of the right‑to‑test agreement. Instead, we received reciprocal rights to test our payload agents and linkers with ImmunoGen antibodies masked using CytomX technology to create Probody-drug conjugates directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize such conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. The terms of the right‑to‑test agreement require us and CytomX to each take its respective development and commercialization licenses by the end of the term of the research license. In addition, both we and CytomX are required to perform specific research activities under the right‑to‑test agreement on behalf of the other party for no monetary consideration.

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target.  Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the three months ended March 31, 2017.  With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In addition, CytomX may be liable to pay annual maintenance fees if the licensed product candidate covered under the development and commercialization license has not progressed to a specified stage of development within a specified time frame.  Assuming no annual maintenance fee is payable, the next payment the Company could receive would be a $1 million development milestone payment with commencement of a Phase I clinical trial. At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase I clinical trial would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any product resulting from the development and commercialization license taken by CytomX under this collaboration.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2016 Transition Report on Form 10-K

D.       Convertible 4.5% Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Company received net proceeds of approximately $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of approximately $3.4 million.

The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $1.1 million of interest expense in the three months ended March 31, 2017. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the offering memorandum) occurs prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon an event of default, the holders may require the Company to repurchase for cash all of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon bankruptcy, this becomes an automatic repurchase obligation. Also, if the Company fails to comply with certain reporting requirements as described in the indenture it will constitute an event of default, however the Company may elect to pay additional interest at an annual rate equal to 0.5% of the principal amount for the 90 days following such event as a remedy for the default. Subsequent to the 90 days, if still in default, the principal amount of the notes and accrued interest may become immediately due and payable. If a “restricted event” occurs as described in the indenture that causes the notes not to become freely tradable by holders other than our affiliates after the first anniversary of the original issuance date of the notes, the Company would also become obligated to pay additional interest at an annual rate equal to 0.5% of the principal amount. The combined additional interest rate under these two circumstances, however, cannot exceed 0.5%.

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

The following table shows the activity within the liability account during the three-month period ended March 31, 2017 (in thousands):

Period from
December 31, 2016 to
March 31, 2017
Liability related to sale of future royalties, net — beginning balance	$184,328
Non-cash Kadcyla royalty revenue	(7,613)
Non-cash interest expense recognized	3,409
Liability related to sale of future royalties, net — ending balance	$180,124

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

F.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended March 31, 2017, the Company recorded approximately $12,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to ($32,000) in expense reduction recorded during the three months ended March 31, 2016. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

On December 9, 2016 the Board amended the Compensation Policy for Non-Employee Directors to create a transition period due to the change in the year-end.  Effectively, one-half of the annual compensation awards described below were awarded to the directors on December 9, 2016 and a full-year’s compensation will be awarded  at the date of the next annual meeting.

Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date.  The number of deferred share units awarded is fixed per the plan on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

During the three months ended March 31, 2017, the Company recorded approximately $38,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $108,000 in compensation expense recorded during the three months ended March 31, 2016. Pursuant to the Compensation Policy for Non-Employee Directors, in January 2017, the Company issued a retiring director 53,248 shares of common stock of the Company to settle outstanding deferred share units.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in November of 2015 and a total of 40,000 options in December 2016, and the related compensation expense for the three months ended March 31, 2017 and 2016 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

G.       Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the six months ended December 31, 2016, the Company recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and will be substantially paid out by June 30, 2017. Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, the Company recorded an approximate $837,000 credit to stock compensation expense in September 2016, which was included in research and development expense and general and administrative expense in that period.

In addition to the termination benefits and other related charges, the Company is seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis.  As of March 31, 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant.  Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements were impaired.  Also, due to the additional time that is expected to secure a tenant, a lease loss was recorded based on the change in estimate of the sub-lease assumption.  The total of these charges was $386,000.

A summary of activity against the restructuring charge related to the employee terminations during the three-month period ended March 31, 2017 is as follows (in thousands):

Period from
December 31, 2016 to
March 31, 2017
Balance December 31, 2016	$1,751
Payments for the period	(1,287)
Balance March 31, 2017	$464

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted and will vest annually in equal installments over three years from the date of grant, and the related compensation expense for the three months ended March 31, 2017 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

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

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective from January 2015 through July 2018. That sublease is in process of being terminated due to payment delinquency.  Due to the short span of time remaining on the lease and the estimated amount of time it would take to find another sub-tenant, the remainder of this lease was accrued as a charge in the quarter in the amount of $169,000.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2017 (nine months remaining)	$5,959
2018	7,736
2019	7,235
2020	7,283
2021	7,107
Thereafter	30,794
Total minimum lease payments	$66,114

There are no obligations under capital leases as of March 31, 2017, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2017, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $161.8 million, $1.2 million of which is reimbursable by a third party under a separate agreement.

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

Manufacturing Commitments

As of March 31, 2017, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $8.6 million, of which $6.8 million will be paid in 2017 and $1.8 million will be paid in 2018.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €6.3 million euros is noncancelable as of March 31, 2017.

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

In addition to fueling our organic growth, we also selectively license limited rights to use of our ADC technology to other companies. These licenses can provide us with cash through upfront and milestone payments, research and manufacturing support payments, and royalties on commercial sales, if any, as well as access to complementary technology and capabilities. The most advanced partner program is Roche’s marketed product, Kadcyla (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Following Kadcyla are nine clinical-stage ADCs with our technology through our partnerships with Amgen, Bayer, Biotest, Lilly, Novartis, and Sanofi. We also have partnerships with Takeda and CytomX, which are in the preclinical stage. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for agreements with activity in the periods presented, details for all of our significant agreements can be found in our 2016 Transition Report on Form 10-K.

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $7.6 million of non-cash royalties on net sales of Kadcyla for the three-month period ended December 31, 2016 were recorded and included in non-cash royalty revenue for the three months ended March 31, 2017 and $7.4 million of non-cash royalties on net sales of

Kadcyla for the three-month period ended December 31, 2015 were included in non-cash royalty revenue for the three months ended March 31, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E to the consolidated financial statements.

Sanofi—  In July 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis) to discover, develop and commercialize antibody‑based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody‑based products directed to targets that were included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. No further targets may be added to this agreement and the product candidates (targets) as of March 31, 2017 in the collaboration include isatuximab (CD38), SAR566658 (CA6), SAR408701 (CEACAM5) and one undisclosed target without an associated clinical-stage product candidate.

We are entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through March 31, 2017, we have recognized an aggregate of $26.5 million in milestone payments for compounds covered under this agreement now or in the past, including a $3 million development milestone related to initiation of a Phase III clinical trial for isatuximab and a $3 million development milestone related to initiation of a Phase IIb clinical trial (as defined in the agreement) for SAR566658 which are included in license and milestone fee revenue for the three months ended March 31, 2017.

Bayer—In October 2008, we granted Bayer an exclusive development and commercialization license to our ADC technology for use with antibodies or other proteins that target mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—we are entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through March 31, 2017, we have recognized an aggregate of $13 million in milestone payments under this agreement, including a $10 million development milestone related to initiation of a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, which is included in license and milestone fee revenue for the three months ended March 31, 2016.

CytomX— In January 2014, we entered into a reciprocal right‑to‑test agreement with CytomX. The agreement provides CytomX with the right to test our payload agents and linkers with CytomX antibodies that utilize their proprietary antibody-masking technology, termed ProbodiesTM for a specified number of targets and to subsequently take an exclusive, worldwide license to use our technology to develop and commercialize Probody-drug conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. We received no upfront cash payment in connection with the execution of the right‑to‑test agreement. Instead, we received reciprocal rights to test our payload agents and linkers with ImmunoGen antibodies masked using CytomX technology to create Probody-drug conjugates directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize such conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. The terms of the right‑to‑test agreement require us and CytomX to each take its respective development and commercialization licenses by the end of the term of the research license. In addition, both we and CytomX are required to perform specific research activities under the right‑to‑test agreement on behalf of the other party for no monetary consideration.

In February 2016, CytomX took its development and commercialization license for a specified target. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the three months ended March 31, 2017. With respect to the development and commercialization license taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2017, we had approximately $126.6 million in cash and cash equivalents compared to $160.0 million in cash and cash equivalents as of December 31, 2016.

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

There were no significant changes to our critical accounting policies from those disclosed in our Transition Report on Form 10-K for the six months ended December 31, 2016.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2017 and 2016

Revenues

Our total revenues for the three months ended March 31, 2017 and 2016 were $28.5 million and $19.7 million, respectively. The $8.8 million increase in revenues in the three months ended March 31, 2017 from the same period in the prior year is attributable to increases in license and milestone fees, non-cash royalty revenue and research and development support revenue, partially offset by a decrease in clinical materials revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended March 31, 2017 and 2016 is included in the following table (in thousands):

	Three Months Ended March 31,
License and Milestone Fees	2017	2016
Collaborative Partner:
Amgen	$4	$4
Bayer	—	10,000
CytomX	12,654	—
Lilly	6	6
Novartis	45	45
Sanofi	6,000	1
Takeda	21	21
Total	$18,730	$10,077

Revenues from license and milestone fees for the three months ended March 31, 2017 increased $8.6 million to $18.7 million from $10.1 million in the same period ended March 31, 2016. Included in license and milestone fees for the three months ended March 31, 2017 is $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and $6 million of development milestones achieved under a collaboration and license agreement with Sanofi. Included in license and milestone fees for the three months ended March 31, 2016 is a $10 million development milestone achieved under a license agreement with Bayer.

Deferred revenue of $20.8 million as of March 31, 2017 primarily represents consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $7.6 million of non-cash royalties on net sales of Kadcyla for the three-month period ended December 31, 2016 were recorded and included in revenue for the three months ended March 31, 2017 and $7.4 million of royalties on net sales of Kadcyla for the three-month period ended December 31, 2015 is included in revenue for the three months ended March 31, 2016.  In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $1.5 million for the three months ended March 31, 2017 compared with $1.1 million for the three months ended March 31, 2016. Total revenue recognized from research and development support from each of our collaborative partners in the three-month periods ended March 31, 2017 and 2016 is included in the following table (in thousands):

	Three Months Ended March 31,
Research and Development Support	2017	2016
Collaborative Partner:
Biotest	$25	$77
CytomX	398	565
Lilly	42	127
Novartis	52	31
Takeda	952	185
Other	9	74
Total	$1,478	$1,059

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue decreased by $520,000 during the three months ended March 31, 2017 to $678,000 compared to $1.2 million during the three months ended March 31, 2016. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the three months ended March 31, 2017 decreased $3.2 million to $32.9 million from $36.1 million for the three months ended March 31, 2016. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2017	2016
Research	$5,634	$6,285
Preclinical and Clinical Testing	16,850	16,390
Process and Product Development	2,943	3,437
Manufacturing Operations	7,461	9,982
Total Research and Development Expense	$32,888	$36,094

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies.

Research expenses for the three months ended March 31, 2017 decreased $651,000 compared to the three months ended March 31, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as a decrease in lab supplies.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2017 increased $460,000 to $16.9 million compared to $16.4 million for the three months ended March 31, 2016. This increase is primarily the result of an increase in clinical trial costs, particularly related to the Phase 3 and companion mirvetuximab soravtansine studies, partially offset by a decrease in salaries and related expenses driven substantially by lower stock compensation expense, as well as a decrease in contract services and consulting fees due to timing of certain activities.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2017, total development expenses decreased $494,000 compared to the three months ended March 31, 2016. This decrease is principally due to a decrease in contract services driven by decreased development activities related to our IGN cytotoxic agents in the current period, and to a lesser extent, a decrease in lab supplies.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2017, manufacturing operations expense decreased $2.5 million to $7.5 million compared to $10.0 million in the same period last year. This decrease is principally the result of: (i) a decrease in salaries and related expenses driven by a decrease in personnel and lower stock compensation expense; (ii) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the period; (iv) a decrease in mirvetuximab soravtansine third-party conjugation costs driven by timing; and (v) a decrease in contract services due primarily to DMx development activities conducted in the prior year period. Partially offsetting these decreases, antibody costs increased driven primarily by timing of antibody supply requirements to support the mirvetuximab soravtansine studies.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 decreased $3.1 million compared to the same period last year. This  decrease is primarily due to a $2.8 million non-cash stock compensation charge in the prior quarter resulting from the CEO transition, as well as decreased personnel expenses and patent fees in the current period.

Restructuring Charge

As of March 31, 2017, based on further evaluation of the prospects for sub-leasing our unoccupied office space in Waltham due to the restructuring activities highlighted in Note G, “Restructuring Charge” of the consolidated financial statements, we determined that additional time would be required to find a tenant.  Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time it is expected to take to secure a tenant, a lease loss was recorded based on the change in estimate of the sub-lease assumption.  The total of these charges was $386,000.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted and will vest annually in equal installments over three years from the date of grant and the related compensation expense for the three months ended March 31, 2017 is included in the amounts discussed in Note B, “Stock-Based Compensation” of the consolidated financial statements.

Investment Income, net

Investment income for the three months ended March 31, 2017 and 2016 was $115,000 and $108,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended March 31, 2017, we recorded $3.4 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $1.1 million of interest expense in the three months ended March 31, 2017.

Other Income, net

Other income, net for the three months ended March 31, 2017 and 2016 was $134,000 and $551,000, respectively. We incurred $136,000 and $548,000 in foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$126,568	$159,964
Working capital	101,764	120,570
Shareholders’ deficit	(167,530)	(152,850)

	Three Months Ended March 31,
	2017	2016
	(In thousand)
Cash used for operating activities	$(32,959)	$(26,079)
Cash used for investing activities	(437)	(3,479)
Cash provided by financing activities	—	188

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, and royalties, and more recently, convertible debt.  We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of March 31, 2017, we had approximately $126.6 million in cash and cash equivalents. Net cash used for operations was $33.0 million and $26.1 million for the three months ended March 31, 2017 and 2016, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $437,000 and $3.5 million for the three months ended March 31, 2017 and 2016, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $188,000 for the three months ended March 31, 2016, which represents proceeds from the exercise of approximately 37,000 stock options.  There were no stock option exercises in the three months ended March 31, 2017 due to a decline in the Company’s stock price.

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

We anticipate that our current capital resources and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures into the second quarter of 2018. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.  See Note A of the financial statements for further discussion.

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Transition Report on Form 10-K for the six months ended December 31, 2016.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). To simplify the principles for subsequent measurement of inventory, this new standard requires inventory measured using any method other than LIFO or the retail method shall be measured at the lower of cost and net realizable value, rather than lower of cost or market. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, we adopted the standard on January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, we adopted the standard on January 1, 2017. As a result of the adoption of this guidance, the net operating losses deferred tax assets for federal and state purposes increased by $9.2 million and $1.2 million, respectively, and will be offset by corresponding increases in the valuation allowance. The adoption of the guidance has no impact on our consolidated financial statements. We elected not to adopt the provision that would allow actual forfeitures to be recognized in lieu of maintaining a forfeitures reserve. As such, we will continue to estimate forfeitures.

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

These forward-looking statements can be identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. They may also use words such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of our Transition Report on Form 10-K for the six months ended December 31, 2016. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Avastin®, Kadcyla® and Keytruda® are registered trademarks of their respective owners

Probody™ is a trademark of CytomX Therapeutics, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Transition Report on Form 10-K for the six months ended December 31, 2016. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Transition Report on Form 10-K for the six months ended December 31, 2016. There have been no material changes from the factors disclosed in our 2016 Transition Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (the “Commission”).

ITEM 6.      Exhibits

Exhibit No.	Description

10.1

Sales Agreement dated as of March 3, 2017 between the Registrant and Cowen and Company, LLC (incorporated herein by reference to Exhibit 1.2 of the Registrant’s registration statement on Form S-3, filed with the Commission on March 3, 2017 (File No. 333-216438)).

10.2	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Craig Barrows
10.3	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Anna Berkenblit
10.4	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Mark Enyedy
10.5	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Richard Gregory
10.6	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and David Johnston
10.7	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Thomas Ryll
10.8	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Peter Williams
10.9	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Theresa Wingrove
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 5, 2017	By:	/s/Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)