Form 10-Q
period 2017-06-30
IMMUNOGEN INC
filed 2017-08-04
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Shares of common stock, par value $.01 per share:  89,597,770 shares outstanding as of August 1, 2017.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$150,337	$159,964
Accounts receivable	1,024	2,026
Unbilled revenue	1,807	6,778
Inventory	3,482	2,192
Prepaid and other current assets	4,758	5,386
Total current assets	161,408	176,346
Property and equipment, net of accumulated depreciation	16,821	19,498
Other assets	3,148	3,020
Total assets	$181,377	$198,864
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,152	$7,895
Accrued compensation	7,212	6,946
Other accrued liabilities	12,332	11,150
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $812 and $850, respectively	15,678	14,470
Current portion of deferred revenue	26,192	14,531
Total current liabilities	67,350	55,776
Deferred lease incentive, net of current portion	5,521	5,914
Deferred revenue, net of current portion	18,912	19,086
Convertible 4.5% senior notes, net of deferred financing costs of $2,701 and $3,035, respectively	97,299	96,965
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $2,750 and $3,144, respectively	161,339	169,858
Other long-term liabilities	4,185	4,115
Total liabilities	354,606	351,714
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000 shares; issued and outstanding 89,597 and 87,301 shares as of June 30, 2017 and December 31, 2016, respectively	896	873
Additional paid-in capital	784,657	778,847
Accumulated deficit	(958,782)	(932,570)
Total shareholders’ deficit	(173,229)	(152,850)
Total liabilities and shareholders’ deficit	$181,377	$198,864

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
License and milestone fees	$31,080	$76	$49,810	$10,153
Non-cash royalty revenue related to the sale of future royalties	6,439	5,944	14,052	13,324
Research and development support	902	1,335	2,380	2,394
Clinical materials revenue	599	53	1,277	1,251
Total revenues	39,020	7,408	67,519	27,122
Operating Expenses:
Research and development	35,319	38,652	68,207	74,746
General and administrative	8,836	9,298	16,955	20,533
Restructuring charge	—	—	386	—
Total operating expenses	44,155	47,950	85,548	95,279
Loss from operations	(5,135)	(40,542)	(18,029)	(68,157)
Investment income, net	143	106	258	214
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,501)	(4,956)	(7,076)	(9,928)
Interest expense on convertible senior notes	(1,125)	(138)	(2,250)	(138)
Other income, net	751	(392)	885	159
Net loss	$(8,867)	$(45,922)	$(26,212)	$(77,850)
Basic and diluted net loss per common share	$(0.10)	$(0.53)	$(0.30)	$(0.89)
Basic and diluted weighted average common shares outstanding	87,174	87,062	87,167	87,029
Total comprehensive loss	$(8,867)	$(45,922)	$(26,212)	$(77,850)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,212)	$(77,850)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(14,052)	(13,324)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	7,076	9,928
Depreciation and amortization	2,934	2,940
Loss on sale/disposal of fixed assets and impairment charges	180	5
Stock and deferred share unit compensation	5,801	11,862
Deferred rent	49	105
Change in operating assets and liabilities:
Accounts receivable	1,002	(80)
Unbilled revenue	4,971	(524)
Inventory	(1,290)	630
Prepaid and other current assets	628	1,737
Other assets	(128)	(487)
Accounts payable	(2,394)	(525)
Accrued compensation	266	5,269
Other accrued liabilities	802	1,900
Deferred revenue	11,487	(716)
Proceeds from landlord for tenant improvements	—	144
Net cash used for operating activities	(8,880)	(58,986)
Cash flows from investing activities:
Purchases of property and equipment	(779)	(5,249)
Net cash used for investing activities	(779)	(5,249)
Cash flows from financing activities:
Proceeds from stock options exercised	32	370
Proceeds from issuance of convertible 4.5% notes, net of $3,392 of transaction costs	—	96,608
Net cash provided by financing activities	32	96,978
Net change in cash and cash equivalents	(9,627)	32,743
Cash and cash equivalents, beginning of period	159,964	212,283
Cash and cash equivalents, end of period	$150,337	$245,026

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $26.2 million during the six months ended June 30, 2017, and has an accumulated deficit of approximately $958.8  million as of June 30, 2017. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. At June 30, 2017, the Company had $150.3 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments will enable it to meet its operational expenses and capital expenditures (operating plan) into the third quarter of calendar year 2018. Without such collaborator payments, the Company’s existing capital resources at June 30, 2017 would not be sufficient to support the current operating plan through August 4, 2018, which is twelve months after the date that the June 2017 financial statements were issued. Management expects to seek additional funds from collaboration partners through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursement or from equity or debt financings. Because those plans have not been finalized, receipt of additional funding is not considered probable under the new standard. If the Company does not obtain sufficient funds when needed, the Company expects it would scale back its operating plan by deferring or limiting some or all of its research, development or clinical projects, or initiate further reductions to its workforce. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of the new standard. Because, under the new standard, neither receipt of future collaboration payments, nor management’s contingency plans to mitigate the risk and extend cash resources through August 4, 2018, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

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

B.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2016.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

At June 30, 2017, the Company had the following two material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

Amgen (two exclusive single-target licenses – one of which has been sublicensed to Oxford BioTherapeutics Ltd.)

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

Sanofi (five fully-paid, exclusive single-target licenses)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)

Debiopharm (one exclusive single-target license)

CytomX (one exclusive single-target license)

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

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide to it preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla®, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country‑by‑country basis, regardless of patent protection. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, their licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the six months ended June 30, 2017 and 2016, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $929,000 and $2.8 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Non‑refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the license period are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because we do not contribute significant effort to the achievement of such milestones are recognized as revenue upon achievement of the milestone, as long as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

Under the Company’s development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements the Company is to receive royalty reports and payments from its licensees approximately one quarter in arrears, that is, generally in the second or third month of the quarter after the licensee has sold the royalty bearing product or products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, the Company generally recognizes royalty revenues in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of June 30, 2017 and December 31, 2016. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2017 and December 31, 2016, the Company held $150.3 million and $160.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had approximately $14,000 and $356,000 of accrued capital expenditures as of June 30, 2017 and December 31, 2016, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of June 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$131,469	$131,469	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $100.0 million and $181.5 million, respectively, as of June 30, 2017 compared to $100.0 million and $79.0 million, respectively, as of December 31, 2016. The increase in estimated fair value as of June 30, 2017 compared to December 31, 2016 is due primarily to an increase in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes.

Unbilled Revenue

The majority of the Company’s unbilled revenue at June 30, 2017 represents research funding earned prior to that date based on actual resources utilized under the Company’s agreements with various collaborators.  In addition to that type of unbilled revenue, also included in unbilled revenue at December 31, 2016 was a $5 million partner milestone achieved in December 2016 which was subsequently invoiced and paid in the first quarter of 2017.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first-in, first-out (FIFO) basis.

Inventory at June 30, 2017 and December 31, 2016 is summarized below (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$124	$357
Work in process	3,358	1,835
Total	$3,482	$2,192

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $403,000 of expense related to excess inventory in the six months ended June 30, 2017 as a result of inventory purchased in the current period in order to manufacture drug product to supply the Company’s mirvetuximab soravtansine studies. There were no expenses recorded for excess inventory during the three month period ended June 30, 2017 and the three and six-month periods ended June 30, 2016.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at June 30, 2017. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represents net realizable value.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock and unvested restricted stock	15,588	11,919	15,588	11,919
Common stock equivalents under treasury stock method for options	1,224	232	463	297
Shares issuable upon conversion of convertible notes	23,878	23,878	23,878	23,878
Common stock equivalents under if-converted method for convertible notes	23,878	2,886	23,878	1,443

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2017, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan. At the annual meeting of shareholders on December 9, 2016, the 2016 Plan was approved and provides for the issuance of Stock Grants, the grant of Options and the grant of Stock‑Based Awards for up to 5,500,000 shares of the

Company’s common stock, as well as up to 14,250,000 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to December 9, 2016. At the annual meeting of shareholders on June 13, 2017, the 2016 Plan was amended to increase the number of shares authorized for issuance thereunder by 1,000,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend	None	None	None	None
Volatility	68.17%	64.13%	67.10%	64.06%
Risk-free interest rate	1.90%	1.40%	2.01%	1.46%
Expected life (years)	6.0	6.3	6.0	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2017 and 2016 were $2.86 and $3.44 per share, respectively, and $1.75 and $4.10 per share for options granted during the six months ended June 30, 2017 and 2016, respectively.

A summary of option activity under the 2006 and 2016 Plans as of June 30, 2017, and changes during the six month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2016	13,679	$10.70
Granted	1,428	$2.84
Exercised	(10)	3.30
Forfeited/Canceled	(1,916)	$10.47
Outstanding at June 30, 2017	13,181	$9.89

During the six months ended June 30, 2017, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 10,000 shares of common stock at price of $3.30 per share. The total proceeds to the Company from these option exercises were approximately $32,000.

In August 2016, February 2017 and June 2017, the Company granted 117,800, 529,830 and 239,000 shares of restricted common stock with grant date fair values of $3.15, $2.47 and $4.71, respectively, to certain officers of the Company. These restrictions will lapse in three equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

A summary of restricted stock activity under the 2006 and 2016 Plans (inclusive of the performance awards noted above) as of June 30, 2017 and changes during the six month period ended June 30, 2017 is presented below (in thousands except weighted-average data):

Number of
Restricted
Stock Shares
Unvested at December 31, 2016	199
Awarded	2,253
Vested	(25)
Forfeited	(20)
Unvested at June 30, 2017	2,407

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $3.1 million and $5.7 million during the three and six months ended June 30, 2017, respectively, compared to stock compensation expense of $4.5 million and $11.6 million for the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2016, the Company recorded $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. The decrease in expense is also attributable to lower fair values associated with awards expensed in the current period, level of forfeitures experienced since the prior year due to the restructuring disclosed in Note G and greater forfeitures recorded in the current period substantially resulting from the departure of certain senior-level employees. As of June 30, 2017, the estimated fair value of unvested employee awards was $15.0 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Also included in stock compensation expense for the three and six months ended June 30, 2017 and 2016 is expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the six months ended June 30, 2017, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the six months ended June 30, 2017 and 2016 are included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Partner:	2017	2016	2017	2016
Bayer	—%	—%	—%	37%
CytomX	3%	10%	22%	5%
Roche	17%	80%	21%	49%
Sanofi	77%	—%	53%	—%

There were no other customers of the Company with significant revenues in the six months ended June 30, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company anticipates using the modified retrospective approach to implement this standard.  The Company is in the process of analyzing its existing revenue agreements to evaluate the impact of adoption. The Company has less than twenty contracts that have remaining performance obligations that will need to be evaluated under the provisions of the new standard as of January 1, 2018. In performing this assessment, the Company noted that we will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require the Company to make an estimate of the royalties as the information is not provided to the Company until 90 days after the end of the quarter. Additionally, some partner milestones, depending on the probability of occurring, may be recognized sooner and at different values than they currently would be under the current accounting standards. The Company is in the process of estimating the impact of adopting the new standard on its consolidated financial statements, however, the Company expects to record a material adjustment upon adoption, which will be recorded as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. The Company will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard was adopted by the Company on January 1, 2017. As a result of the adoption of this guidance, the net operating loss deferred tax assets for federal and state purposes increased by $9.2 million and $1.2 million, respectively, and will be offset by corresponding increases in the valuation allowance. The adoption of the guidance has no impact on the Company’s consolidated financial statements. The Company elected not to adopt the provision that would allow actual forfeitures to be recognized in lieu of maintaining a forfeitures reserve. As such, the Company will continue to estimate forfeitures.

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC compound, Kadcyla, was approved for marketing in the U.S., Japan and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development and marketing of any products resulting from the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through June 30, 2017, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $14.1 million of non-cash royalties on net sales of Kadcyla for the six‑month period ended March 31, 2017 were recorded and included in non-cash royalty revenue for the six-month period ended June 30, 2017 and $13.3 million of non-cash royalties on net sales of Kadcyla for the six‑month period ended March 31, 2016 is included in non-cash royalty revenue for the six-month period ended June 30, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

Sanofi

On May 30, 2017, the Company and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using the Company’s technology.  Under the terms of the amended 2003 collaboration and license agreement, the Company granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. The Company and Sanofi also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors.  As consideration for these amendments, the Company received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties under both license agreements.

In accordance with ACS-605-25 (as amended by ASU No. 2009-13), the Company determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million has been recognized as revenue and is included in license and milestone fee revenue for the three and six months ended June 30, 2017.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through June 30, 2017, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase 2 clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the six months ended June 30, 2016. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine, which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive.

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

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target.  Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the six months ended June 30, 2017.  With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the three and six months ended June 30, 2017. The next payment the Company could receive would be a $3 million development milestone payment with commencement of a Phase 2 clinical trial. At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase 2 clinical trial would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any product resulting from the development and commercialization license taken by CytomX under this collaboration.

Debiopharm

On May 24, 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL).  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology, and is entitled to a $5 million milestone payment to be paid after substantial completion of the transfer of ImmunoGen technologies related to the program (technology transfer), which the parties expect to achieve by the end of 2017. In addition, ImmunoGen is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial.  The Company does not believe this scenario is likely to occur.

In accordance with ACS 605 25 (as amended by ASU No. 2009 13), the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the license, the tech transfer and certain related physical materials. Since the technology being used is no longer the focus of the Company’s research efforts, and IMGN529 is already in clinical trials which significantly lessens the probability that it would be changed, the value of the rights to future technological improvements which was granted in the agreement was considered immaterial.

The Company has determined that the license, together with the technology transfer, represent one unit of accounting as the license does not have standalone value from the Company’s responsibility tro complete the technology transfer because 1) there are no other vendors selling similar licenses on a standalone basis, 2) the transfer can only be performed by the Company and 3) Debiopharm is unable to use the license for its intended purpose without the technology transfer. The related physical materials have stand-alone value as these items could be produced by other vendors.

The estimated selling price for the license/technology transfer is the Company’s best estimate of selling price and was determined based on market conditions, similar arrangements entered into by third parties, including the Company’s understanding of pricing terms offered by its competitors for single-target licenses that utilize the Company’s ADC technology, the clinical stage of the product being sold, and entity-specific factors such as the pricing terms of the Company’s previous single target licenses, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, and the Company’s pricing practices and pricing objectives. The estimated selling price of the related materials was based on third party evidence given the nature of the items and the market rates for similar items.

The total arrangement consideration of $30 million (which comprises the $25 million upfront payment and the transfer fee of $5 million) was allocated to the units of accounting based on the relative selling price method as follows: $29.7 million to the license/technology transfer and $300,000 to the physical materials. The Company will record $29.7 million of revenue as outlined above when the technology transfer work is substantially complete, which is the final item delivered in the unit of accounting and the value of the physical materials will be recorded as revenue when delivered. As of June 30, 2017, $25 million was recorded in short-term deferred revenue, which represents the full amount of the upfront payment received.

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

The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $2.3 million and $138,000 of interest expense in the six months ended June 30, 2017 and 2016, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the offering memorandum) occurs prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon an event of default, the holders may require the Company to repurchase for cash all of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon bankruptcy, this becomes an automatic repurchase obligation. Also, if the Company fails to comply with certain reporting requirements as described in the indenture it will constitute an event of default, however the Company may elect to pay additional interest at an annual rate equal to 0.5% of the principal amount for the 90 days following such event as a remedy for the default. Subsequent to the 90 days, if still in default, the principal amount of the notes and accrued interest may become immediately due and payable. If a “restricted event” occurs as described in the indenture that causes the notes not to become freely tradable by holders other than our affiliates after the first anniversary of the original issuance date of the notes, the Company would also become obligated to pay additional interest at an annual rate equal to 0.5% of the principal amount. The combined additional interest rate under these two circumstances, however, cannot exceed 0.5%.

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, which are netted against the Convertible Notes in the accompanying consolidated balance sheet and are being amortized to interest expense ratably over the term of the Convertible Notes.

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

The following table shows the activity within the liability account during the six-month period ended June 30, 2017 (in thousands):

Period from
December 31, 2016 to
June 30, 2017
Liability related to sale of future royalties, net — beginning balance	$184,328
Non-cash Kadcyla royalty revenue	(14,052)
Non-cash interest expense recognized	6,741
Liability related to sale of future royalties, net — ending balance	$177,017

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

F.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended June 30, 2017, the Company recorded approximately $21,000 and $32,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $(35,000) and $(67,000) in expense reduction recorded during the three and six months ended June 30, 2016. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

On December 9, 2016 the Board amended the Compensation Policy for Non-Employee Directors to create a transition period due to the change in the year-end.  Effectively, one-half of the annual compensation awards described below was awarded to the directors on December 9, 2016 and a full-year’s compensation was awarded at the subsequent annual meeting held in June 2017.

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

During the three and six months ended June 30, 2017, the Company recorded approximately $47,000 and $85,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $108,00 and $215,000 in compensation expense recorded during the three and six months ended June 30, 2016, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, in January 2017, the Company issued a retiring director 53,248 shares of common stock of the Company to settle outstanding deferred share units.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options determined using the Black-Scholes option pricing model measured on the date of grant, which would be the date of the annual meeting of shareholders.  These options vest quarterly over approximately one year from the date of grant.  Any new directors will receive a pro-rated award, depending on their date of election to the Board.  The directors received a total of 80,000 stock options in November of 2015, 40,000 options in December 2016, and 80,000 options in June 2017, and the related compensation expense for the six months ended June 30, 2017 and 2016 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

G.       Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 employees at the time of plan approval. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the six months ended December 31, 2016, the Company recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and were substantially paid out by June 30, 2017. Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, the Company recorded an approximate $837,000 credit to stock compensation expense in September 2016, which was included in research and development expense and general and administrative expense in that period.

In addition to the termination benefits and other related charges, the Company is seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. As of March 31, 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time that is expected to secure a tenant, a lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges was $386,000. There has been no change to this estimate at June 30, 2017.

A summary of activity against the restructuring charge related to the employee terminations during the six-month period ended June 30, 2017 is as follows (in thousands):

Period from
December 31, 2016 to
June 30,
2017
Balance December 31, 2016	$1,751
Payments for the period	(1,573)
Balance June 30, 2017	$178

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 750,000 shares granted, that remain outstanding, will vest annually in equal installments over three years from the date of grant, and the related compensation expense for the six months ended June 30, 2017 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

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

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease is for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective from January 2015 through July 2018. Due to past payment delinquency, the short span of time remaining on the lease and the estimated amount of time it would take to find another sub-tenant, the remainder of this lease was accrued as a charge in the amount of $169,000 in the first quarter of 2017.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2017 (six months remaining)	$3,973
2018	7,736
2019	7,235
2020	7,283
2021	7,107
Thereafter	30,794
Total minimum lease payments	$64,128

There are no obligations under capital leases as of June 30, 2017, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2017, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $160.0 million.

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

Manufacturing Commitments

As of June 30, 2017, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $3.3 million, of which $2.0 million will be paid in 2017 and $1.3 million will be paid in 2018.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €8.4 million euros is noncancelable as of June 30, 2017.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ImmunoGen is a biotechnology company that is progressing toward becoming a fully-integrated company delivering innovative antibody-drug conjugate, or ADC, therapies that meaningfully improve the lives of people with cancer. An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with two approved products and the number of agents in development more than doubling during the last five years.

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. In June 2017 we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or ORR, was 47 percent (95% CI 30, 65) and median progression-free survival, or mPFS, was 6.7 months (95% CI 4.1, 8.3). The safety profile of this pooled population was consistent with data previously reported (ASCO 2016), consisting of low grade, manageable adverse events. The Phase 3 FORWARD I trial is ongoing with sites enrolling in the United States, Canada and Europe.

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, carboplatin, and Keytruda® (pembrolizumab) for evaluation in combination with mirvetuximab soravtansine as part of the FORWARD II study.  Based on the encouraging profile of these combinations, we have advanced expansion cohorts for the Avastin and Keytruda combinations to Phase 2 testing. We reported the first clinical data from FORWARD II in June 2017 demonstrating that mirvetuximab soravtansine may complement currently available therapies in a range of treatment settings, including earlier lines of therapy.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported the first clinical data from this trial in June 2017 demonstrating a favorable safety profile with repeat dosing, no dose-limiting toxicities and dose-dependent biological and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a preclinical CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies. We expect to file an Investigational New Drug, or IND, application for IMGN632 in the third quarter of 2017.

In addition to fueling our organic growth, we also selectively license limited rights to use of our ADC technology to other companies. These collaborations allow us to generate revenue, mitigate expenses, enhance our capabilities and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with Amgen, Bayer, Biotest, CytomX, Debiopharm, Lilly, Novartis, and Sanofi. We also have a partnership with Takeda, which is in the preclinical stage. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for agreements with activity in the periods presented, details for all of our significant agreements can be found in our 2016 Transition Report on Form 10-K.

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $14.1 million of non-cash royalties on net sales of Kadcyla for the six-month period ended March 31, 2017 were recorded and included in non-cash royalty revenue for the six months ended June 30, 2017 and $13.3 million of non-cash royalties on net sales of Kadcyla for the six-month period ended March 31, 2016 were included in non-cash royalty revenue for the six months ended June 30, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E to the consolidated financial statements.

Sanofi— On May 30, 2017, we and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using our technology.  Under the terms of the amended 2003 collaboration and license agreement, we granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development.  We also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors.  As consideration for these amendments, we received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties under both license agreements.

In accordance with ACS 605 25 (as amended by ASU No. 2009 13), we determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million has been recognized as revenue and is included in license and milestone fee revenue for the three and six months ended June 30, 2017.

Bayer—In October 2008, we granted Bayer an exclusive development and commercialization license to our ADC technology for use with antibodies or other proteins that target mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—we are entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through June 30, 2017, we have recognized an aggregate of $13 million in milestone payments under this agreement, including a $10 million development milestone related to initiation of a Phase 2 clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, which is included in license and milestone fee revenue for the six months ended June 30, 2016.

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

In February 2016, CytomX took its development and commercialization license that targets CD166. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the six months ended June 30, 2017. With respect to the development and commercialization license taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the three and six months ended June 30, 2017.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2017, we had approximately $150.3 million in cash and cash equivalents compared to $160.0 million in cash and cash equivalents as of December 31, 2016.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2017 and 2016

Revenues

Our total revenues for the three months ended June 30, 2017 and 2016 were $39.0 million and $7.4 million, respectively. The $31.6 million increase in revenues in the three months ended June 30, 2017 from the same period in the prior year is attributable to increases in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the three-month periods ended June 30, 2017 and 2016 is included in the following table (in thousands):

	Three Months Ended June 30,
License and Milestone Fees	2017	2016
Collaborative Partner:
Amgen	$5	$4
CytomX	1,004	—
Lilly	5	6
Novartis	45	45
Sanofi	30,000	—
Takeda	21	21
Total	$31,080	$76

Revenues from license and milestone fees for the three months ended June 30, 2017 increased $31.0 million to $31.1 million from $76,000 in the same period ended June 30, 2016. Included in license and milestone fees for the three months ended June 30, 2017 is a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi and a $1 million development milestone achieved under our license agreement with CytomX.

Deferred revenue of $45.1 million as of June 30, 2017 includes a $25 million upfront payment related to the exclusive license and asset purchase agreement executed with Debiopharm in May 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.4 million of non-cash royalties on net sales of Kadcyla for the three-month period ended March 31, 2017 were recorded and included in revenue for the three months ended June 30, 2017 and $5.9 million of royalties on net sales of Kadcyla for the three-month period ended March 31, 2016 is included in revenue for the three months ended June 30, 2016.  In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $902,000 for the three months ended June 30, 2017 compared with $1.3 million for the three months ended June 30, 2016.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue increased by $546,000 during the three months ended June 30, 2017 to $599,000 compared to $53,000 during the three months ended June 30, 2016. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the three months ended June 30, 2017 decreased $3.4 million to $35.3 million from $38.7 million for the three months ended June 30, 2016. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended June 30,
Research and Development Expense	2017	2016
Research	$5,668	$6,566
Preclinical and Clinical Testing	14,321	18,934
Process and Product Development	2,635	3,516
Manufacturing Operations	12,695	9,636
Total Research and Development Expense	$35,319	$38,652

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended June 30, 2017 decreased $898,000 compared to the three months ended June 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as marginal decreases in contract services and lab supplies.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended June 30, 2017 decreased $4.6 million to $14.3 million compared to $18.9 million for the three months ended June 30, 2016. This decrease is primarily the result of: (i) a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense; (ii) a decrease in clinical trial costs driven by the Phase 1 mirvetuximab and IMGN529 studies winding down, partially offset by increased costs related to the Phase 3 mirvetuximab soravtansine study; and (iii) a decrease in contract services and consulting fees due to timing of certain activities.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended June 30, 2017, total development expenses decreased $881,000 compared to the three months ended June 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as marginal decreases in contract services and lab supplies.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended June 30, 2017, manufacturing operations expense increased $3.1 million to $12.7 million compared to $9.6 million in the same period last year. This increase is principally the result of: (i) an increase in antibody costs driven primarily by commercial-readiness activities for mirvetuximab soravtansine; (ii) an increase in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (iii) an increase in cytotoxic costs to supply Phase 1 testing of IMGN632; (iv) an increase in fill/finish costs driven by IMGN779 and IMGN632 activities in the current period; and, (v) an increase in mirvetuximab soravtansine third-party conjugation costs driven by timing. Partially offsetting these increases, salaries and related expenses decreased due primarily to a decrease in personnel and lower stock compensation expense and an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 decreased $462,000 compared to the same period last year. This  decrease is primarily due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense.

Investment Income, net

Investment income for the three months ended June 30, 2017 and 2016 was $143,000 and $106,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended June 30, 2017, we recorded $3.3 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $1.1 million and $138,000 of interest expense in the three months ended June 30, 2017 and 2016, respectively.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2017 and 2016 was $751,000 and $(392,000), respectively. We incurred $751,000 and $(384,000) in foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended June 30, 2017 and 2016, respectively.

Comparison of Six Months ended June 30, 2017 and 2016

Revenues

Our total revenues for the six months ended June 30, 2017 and 2016 were $67.5 million and $27.1 million, respectively. The $40.4 million increase in revenues in the six months ended June 30, 2017 from the same period in the prior year is attributable to increases in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the six-month periods ended June 30, 2017 and 2016 is included in the following table (in thousands):

	Six Months Ended June 30,
License and Milestone Fees	2017	2016
Collaborative Partner:
Amgen	$9	$8
Bayer	—	10,000
CytomX	13,658	—
Lilly	11	12
Novartis	90	90
Sanofi	36,000	1
Takeda	42	42
Total	$49,810	$10,153

Revenues from license and milestone fees for the six months ended June 30, 2017 increased $39.6 million to $49.8 million from $10.2 million in the same period ended June 30, 2016. Included in license and milestone fees for the six months ended June 30, 2017 is a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi, $6 million of development milestones achieved under the collaboration and license agreement with Sanofi prior to amendment, $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and a $1 million development milestone achieved under said license agreement with CytomX. Included in license and milestone fees for the six months ended June 30, 2016 is a $10 million development milestone achieved under a license agreement with Bayer.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $14.1 million of non-cash royalties on net sales of Kadcyla for the six-month period ended March 31, 2017 were recorded and included in revenue for the six months ended June 30, 2017 and $13.3 million of royalties on net sales of Kadcyla for the six-month period ended March 31, 2016 is included in revenue for the six months ended June 30, 2016.  In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $2.4 million in each of the six months ended June 30, 2017 and 2016.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $1.3 million in each of the six months ended June 30, 2017 and 2016. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the six months ended June 30, 2017 decreased $6.5 million to $68.2 million from $74.7 million for the six months ended June 30, 2016. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended June 30,
Research and Development Expense	2017	2016
Research	$11,302	$12,851
Preclinical and Clinical Testing	31,171	35,324
Process and Product Development	5,578	6,953
Manufacturing Operations	20,156	19,618
Total Research and Development Expense	$68,207	$74,746

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the six months ended June 30, 2017 decreased $1.5 million compared to the six months ended June 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as a decrease in lab supplies.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended June 30, 2017 decreased $4.1 million to $31.2 million compared to $35.3 million for the six months ended June 30, 2016. This decrease is primarily the result of a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, as well as a decrease in contract services and consulting fees due to timing of certain activities.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the six months ended June 30, 2017, total development expenses decreased $1.4 million compared to the six months ended June 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, a decrease in contract services driven by decreased development activities related to our IGN cytotoxic agents in the current period, and to a lesser extent, a decrease in lab supplies.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended June 30, 2017, manufacturing operations expense increased $538,000 to $20.2 million compared to $19.6 million in the same period last year. This increase is principally the result of: (i) an increase in antibody costs driven primarily by commercial-readiness activities for mirvetuximab soravtansine; (ii) an increase in cytotoxic costs to supply  Phase 1 testing of IMGN632; and, (iii) an increase in fill/finish costs driven by IMGN779 and IMGN632 activities in the current period. Partially offsetting these increases: (i) salaries and related expenses decreased due primarily to a decrease in personnel, lower stock compensation expense and lower sign-on bonuses; (ii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the period; (iii) a decrease in mirvetuximab soravtansine third-party conjugation costs driven by timing; and (iv) a decrease in contract services due primarily to DMx development activities conducted in the prior year period.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 decreased $3.6 million compared to the same period last year. This  decrease is primarily due to a $3.1 million non-cash stock compensation charge in the prior period resulting from the CEO transition, as well as decreased recruiting and patent fees in the current period. Partially offsetting these decreases, legal fees increased related to new partner agreements executed during the current period.

Restructuring Charge

At the end of the first quarter of 2017, based on further evaluation of the prospects for sub-leasing our unoccupied office space in Waltham due to the restructuring activities highlighted in Note G, “Restructuring Charge” of the consolidated financial statements, we determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time expected to take to secure a tenant, a lease loss was recorded in the first quarter based on the change in estimate of the sub-lease assumption. The total of these charges was $386,000.  There has been no change to this estimate at June 30, 2017.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 750,000 shares granted, that remain outstanding, will vest annually in equal installments over three years from the date of grant and the related compensation expense for the six months ended June 30, 2017 is included in the amounts discussed in Note B, “Stock-Based Compensation” of the consolidated financial statements.

Investment Income, net

Investment income for the six months ended June 30, 2017 and 2016 was $258,000 and $214,000, respectively.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the six months ended June 30, 2017, we recorded $6.7 million of non-cash interest expense which includes amortization of deferred financing costs.  We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded approximately $2.3 million and $138,000 of interest expense in the six months ended June 30, 2017 and June 30, 2016.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2017 and 2016 was $885,000 and $159,000, respectively. We incurred $887,000 and $164,000 in foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the six months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$150,337	$159,964
Working capital	94,058	120,570
Shareholders’ deficit	(173,229)	(152,850)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash used for operating activities	$(8,880)	$(58,986)
Cash used for investing activities	(779)	(5,249)
Cash provided by financing activities	32	96,978

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, and royalties, and more recently, convertible debt.  We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of June 30, 2017, we had approximately $150.3 million in cash and cash equivalents. Net cash used for operations was $8.9 million and $59.0 million for the six months ended June 30, 2017 and 2016, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the current period benefiting from a $30 million paid-up license fee received from Sanofi pursuant to amending its collaboration and license agreements with us, as well as a $25 million upfront payment received from Debiopharm pursuant to an exclusive license and asset purchase agreement executed during the current period.

Net cash used for investing activities was $779,000 and $5.2 million for the six months ended June 30, 2017 and 2016, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash provided by financing activities was $32,000 and $97.0 million for the six months ended June 30, 2017 and 2016, respectively, which represents proceeds from the exercise of approximately 10,000 and 94,000 stock options, respectively. Additionally, in June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. We received net proceeds of approximately $96.6 million from the sale of the Convertible Notes after deducting fees and expenses of approximately $3.4 million.  See Note E to our Consolidated Financial Statements for further details regarding the terms of the transaction.

We anticipate that our current capital resources and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures into the third quarter of 2018. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.  See Note A of the financial statements for further discussion.

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Transition Report on Form 10-K for the six months ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. We anticipate using the modified retrospective approach to implement this standard.  We are in the process of analyzing our existing revenue agreements to evaluate the impact of adoption. We have less than twenty contracts that have remaining performance obligations that will need to be evaluated under the provisions of the new standard as of January 1, 2018. In performing this assessment, we noted that we will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require us to make an estimate of the royalties as the information is not provided to us until 90 days after the end of the quarter. Additionally, some partner milestones, depending on the probability of occurring, may be recognized sooner and at different values than they currently would be under the current accounting standards. We are in the process of estimating the impact of adopting the new standard on our consolidated financial statements, however, we expect to record a material adjustment upon adoption, which will be recorded as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. We will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, we adopted the standard on January 1, 2017. As a result of the adoption of this guidance, the net operating loss deferred tax assets for federal and state purposes increased by $9.2 million and $1.2 million, respectively, and will be offset by corresponding increases in the valuation allowance. The adoption of the guidance has no impact on our consolidated financial statements. We elected not to adopt the provision that would allow actual forfeitures to be recognized in lieu of maintaining a forfeitures reserve. As such, we will continue to estimate forfeitures.

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

(b)Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.      Exhibits

Exhibit No.	Description

3.1	Articles of Amendment
10.1*	Exclusive License and Asset Purchase Agreement dated as of May 23, 2017 by and between the Registrant and Debiopharm International, S.A.
10.2*	Amendment No. 4, dated as of May 26, 2017, t the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC
10.3	Form of Restricted Stock Agreement for employees under the 2016 Employee, Director and Consultant Equity Incentive Plan
10.4	Form of Performance-Based Restricted Stock Agreement dated February 21, 2017 and June 14, 2017 under the 2016 Employee, Director and Consultant Equity Incentive Plan
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: August 4, 2017	By:	/s/Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)