Form 10-Q
period 2017-09-30
IMMUNOGEN INC
filed 2017-11-09
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Shares of common stock, par value $.01 per share:  132,250,680 shares outstanding as of October 31, 2017.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$194,851	$159,964
Accounts receivable	2,521	2,026
Unbilled revenue	2,600	6,778
Inventory	2,243	2,192
Prepaid and other current assets	4,745	5,386
Total current assets	206,960	176,346
Property and equipment, net of accumulated depreciation	15,622	19,498
Other assets	3,113	3,020
Total assets	$225,695	$198,864
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,614	$7,895
Accrued compensation	8,525	6,946
Other accrued liabilities	13,956	11,150
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $792 and $850, respectively	16,703	14,470
Current portion of deferred revenue	27,073	14,531
Total current liabilities	73,655	55,776
Deferred lease incentive, net of current portion	5,325	5,914
Deferred revenue, net of current portion	93,832	19,086
Convertible 4.5% senior notes, net of deferred financing costs of $78 and $3,035, respectively	3,022	96,965
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $2,559 and $3,144, respectively	157,080	169,858
Other long-term liabilities	4,076	4,115
Total liabilities	336,990	351,714
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 115,563 and 87,301 shares as of September 30, 2017 and December 31, 2016, respectively	1,156	873
Additional paid-in capital	903,013	778,847
Accumulated deficit	(1,015,464)	(932,570)
Total shareholders’ deficit	(111,295)	(152,850)
Total liabilities and shareholders’ deficit	$225,695	$198,864

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
License and milestone fees	$79	$76	$49,889	$10,229
Non-cash royalty revenue related to the sale of future royalties	6,503	6,184	20,555	19,508
Research and development support	650	1,354	3,030	3,748
Clinical materials revenue	1,248	46	2,525	1,297
Total revenues	8,480	7,660	75,999	34,782
Operating Expenses:
Research and development	31,689	32,909	99,896	107,655
General and administrative	7,908	9,459	24,863	29,992
Restructuring charge	—	4,130	386	4,130
Total operating expenses	39,597	46,498	125,145	141,777
Loss from operations	(31,117)	(38,838)	(49,146)	(106,995)
Investment income, net	293	146	551	360
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,385)	(5,018)	(10,461)	(14,946)
Interest expense on convertible senior notes	(762)	(1,150)	(3,012)	(1,288)
Non-cash debt conversion expense	(22,191)	—	(22,191)	—
Other income, net	480	129	1,365	288
Net loss	$(56,682)	$(44,731)	$(82,894)	$(122,581)
Basic and diluted net loss per common share	$(0.61)	$(0.51)	$(0.93)	$(1.41)
Basic and diluted weighted average common shares outstanding	93,001	87,102	89,133	87,029
Total comprehensive loss	$(56,682)	$(44,731)	$(82,894)	$(122,581)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(82,894)	$(122,581)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(20,555)	(19,508)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	10,461	14,946
Non-cash debt conversion expense	22,191	—
Depreciation and amortization	4,307	4,468
Loss on sale/disposal of fixed assets and impairment charges	180	975
Stock and deferred share unit compensation	8,458	16,359
Deferred rent	71	168
Change in operating assets and liabilities:
Accounts receivable	(495)	487
Unbilled revenue	4,178	(575)
Inventory	(51)	(490)
Prepaid and other current assets	641	(863)
Other assets	(93)	(195)
Accounts payable	(993)	(2,645)
Accrued compensation	1,579	1,291
Other accrued liabilities	2,781	1,938
Deferred revenue	87,288	(790)
Proceeds from landlord for tenant improvements	—	185
Net cash provided (used) for operating activities	37,054	(106,830)
Cash flows from investing activities:
Purchases of property and equipment	(847)	(6,431)
Net cash used for investing activities	(847)	(6,431)
Cash flows from financing activities:
Proceeds from stock options exercised	363	370
Fees for debt conversion	(1,683)	—
Proceeds from issuance of convertible 4.5% notes, net of $3,392 of transaction costs	—	96,608
Net cash (used) provided by financing activities	(1,320)	96,978
Net change in cash and cash equivalents	34,887	(16,283)
Cash and cash equivalents, beginning of period	159,964	212,283
Cash and cash equivalents, end of period	$194,851	$196,000

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This standard was adopted by the Company at December 31, 2016. As of the date of filing our second quarter Form 10-Q on August 4, 2017, substantial doubt was deemed to exist under this standard regarding the Company’s ability to continue as a going concern due to our cash position at that time. In August 2017, the Company entered into a collaboration and option agreement with Jazz Pharmaceuticals Ireland Limited (Jazz). As part of the agreement, Jazz made an upfront payment of $75 million to the Company. Additionally, Jazz will pay the Company up to $100 million in development funding over seven years to support up to three ADC programs. Also, on October 11, 2017, the Company closed a public offering of 16.7 million shares of common stock, with net proceeds to the Company of $101.6 million. Based on the amount of cash and cash equivalents at September 30, 2017 and receipt of the public offering proceeds in October,  the Company has sufficient resources to support its operating plans for a period in excess of twelve months from the 10-Q filing, therefore, substantial doubt is no longer deemed to exist under ASU 2014-15 regarding the Company’s ability to continue as a going concern as of the date of filing this Form 10-Q.

B.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 include the accounts of ImmunoGen, Inc., or the Company, and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited and Hurricane, LLC. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2016.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company issued these financial statements. On October 11, 2017, the Company closed a public offering of 16.7 million shares of common stock, with net proceeds to the Company of $101.6 million. In November 2017, the Company substantially completed the transfer of ImmunoGen technologies to Debiopharm International SA (Debiopharm) for the Company’s IMGN529 program, and became entitled to a $5 million milestone payment. Additionally, in November 2017, the Compensation Committee of the Company’s Board of Directors approved the modification of certain outstanding common stock options held by two employees that are departing the Company in December 2017, which will result in a non-cash stock compensation charge to be recorded in the fourth quarter of 2017. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborative partners for the development of ADC therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s antibody‑drug conjugate, or ADC, technology or products, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605‑25, “Revenue Recognition—Multiple‑Element Arrangements,” and ASC Topic 605‑28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand‑alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At September 30, 2017, the Company had the following material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

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

Sanofi (five fully-paid, exclusive single-target licenses)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)

Debiopharm (one exclusive single-compound license)

•

Research license/option agreement for a defined period of time to secure development and commercialization licenses to use the Company’s ADC technology to develop and commercialize anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.

•	Collaboration and option agreement for a defined period of time to secure development and commercialization licenses to develop and commercialize specified anticancer compounds on established terms:

Jazz

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the nine months ended September 30, 2017 and 2016, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $1.1 million and $2.8 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Right‑to‑Test Agreements

The Company’s right‑to‑test agreements provide collaborators the right to (a) test the Company’s ADC technology for a defined period of time through a research, or right‑to‑test, license, (b) take options, for a defined period of time, to specified targets and (c) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon taking an option with respect to a specific target (referred to as option fees or payments, if any, earned when the option is “taken”), (iii) upon the exercise of a previously taken option to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), or (iv) some combination of all of these fees.

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

Collaboration and Option Agreements

The Company’s collaboration and option agreements provide collaborators the right, for a defined period of time, to opt-in or “take” licenses to develop and commercialize anticancer compounds to specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of a right to test agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

In determining the units of accounting, management evaluates whether the options or licenses have stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances. An option may be a separate unit of accounting if it is granted at a significant discount, however it generally does not have stand-alone value from the license as it only grants a right to receive a license versus a license itself.   If the Company concludes that an option and license combined has stand‑alone value and therefore will be accounted for as a separate unit of accounting, the Company then determines the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model is then used to estimate the fair value of the option with volatility determined using the stock prices of comparable companies. The cash flow was discounted at a rate representing the Company’s estimate of its cost of capital at the time.

Upfront payments on development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand‑alone value from the undelivered elements.

The Company does not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

In determining whether a collaboration and option agreement is within the scope of ASC 808, management evaluates the level of involvement of both companies in the development and commercialization of the products to determine if both parties are active participants and if both parties are exposed to risks and rewards dependent on the commercial success of the licensed products. If the agreement is determined to be within the scope of ASC 808, the Company will segregate the research and development activities and the related cost sharing arrangement. Payments made by the Company for such activities will be recorded as research and development expense and reimbursements received from its partner will be recognized as an offset to research and development expense.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of September 30, 2017 and December 31, 2016. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2017 and December 31, 2016, the Company held $194.9 million and $160.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $120,000 and $356,000 of accrued capital expenditures as of September 30, 2017 and December 31, 2016, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

During the quarter ended September 30, 2017, the Company entered into privately negotiated exchange agreements with a number of holders of its outstanding Convertible Notes, pursuant to which the Company agreed to exchange, in a private placement, $96.9 million in aggregate principal amount of Convertible Notes held by the holders for 25,882,421 newly issued shares of our common stock, which has been treated as a non-cash financing activity and, accordingly, is not reflected in the consolidated statement of cash flows.

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

As of September 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

Fair Value Measurements at September 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$174,109	$174,109	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $3.1 million and $5.5 million, respectively, as of September 30, 2017 compared to $100.0 million and $79.0 million, respectively, as of December 31, 2016. In the quarter ended September 30, 2017, $96.9 million of convertible debt outstanding was converted to 25,882,421 shares of the Company’s common stock causing the decrease in the gross carrying amount. The estimated fair value per $1,000 note on the debt remaining as of September 30, 2017 increased compared to December 31, 2016 due primarily to an increase in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2017 represents research funding earned prior to that date based on actual resources utilized under the Company’s agreements with various collaborators.  In addition to that type of unbilled revenue, also included in unbilled revenue at December 31, 2016 was a $5 million partner milestone achieved in December 2016 which was subsequently invoiced and paid in the first quarter of 2017.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2017 and December 31, 2016 is summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$124	$357
Work in process	2,119	1,835
Total	$2,243	$2,192

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $403,000 and $152,000 of expense related to excess inventory in the nine months ended September 30, 2017 and 2016, respectively, as a result of inventory purchased in the periods in order to manufacture drug product to supply the Company’s mirvetuximab soravtansine studies. There were no expenses recorded for excess inventory during the three month periods ended September 30, 2017 and 2016.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at September 30, 2017. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represents net realizable value.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Shares of the Company’s restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) income per share is computed after giving consideration to the dilutive effect of stock options, convertible notes and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock and unvested restricted stock at end of period	15,360	14,929	15,360	14,929
Common stock equivalents under treasury stock method for options and unvested restricted stock	2,570	3	1,210	306
Shares issuable upon conversion of convertible notes at end of period	740	23,878	740	23,878
Common stock equivalents under if-converted method for convertible notes	18,685	23,878	22,128	8,976

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2017, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan. At the annual meeting of shareholders on December 9, 2016, the 2016 Plan was approved and provides for the issuance of Stock Grants, the grant of Options and the grant of Stock‑Based Awards for up to 5,500,000 shares of the Company’s common stock, as well as up to 14,250,000 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to December 9, 2016. At the annual meeting of shareholders on June 13, 2017, the 2016 Plan was amended to increase the number of shares authorized for issuance thereunder by 1,000,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend	None	None	None	None
Volatility	69.31%	65.65%	67.26%	65.40%
Risk-free interest rate	1.93%	1.26%	2.00%	1.29%
Expected life (years)	6.0	6.3	6.0	6.3

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2017 and 2016 were $4.13 and $1.79 per share, respectively, and $1.91 and $2.15 per share for options granted during the nine months ended September 30, 2017 and 2016, respectively.

A summary of option activity under the 2006 and 2016 Plans as of September 30, 2017, and changes during the nine month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2016	13,679	$10.70
Granted	1,533	$3.10
Exercised	(94)	$3.88
Forfeited/Canceled	(2,165)	$10.28
Outstanding at September 30, 2017	12,953	$9.92

During the nine months ended September 30, 2017, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 94,000 shares of common stock at prices ranging from $3.05 to $4.50 per share. The total proceeds to the Company from these option exercises were $363,000.

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

A summary of restricted stock activity under the 2006 and 2016 Plans (inclusive of the performance awards noted above) as of September 30, 2017 and changes during the nine month period ended September 30, 2017 is presented below (in thousands):

Number of
Restricted
Stock Shares
Unvested at December 31, 2016	199
Awarded	2,253
Vested	(25)
Forfeited	(20)
Unvested at September 30, 2017	2,407

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $2.6 million and $8.3 million during the three and nine months ended September 30, 2017, respectively, compared to stock compensation expense of $4.4 million and $16.0 million for the three and nine months ended September 30, 2016, respectively. During the nine months ended September 30, 2016, the Company recorded $3.2 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. The decrease in expense is also attributable to lower fair values associated with awards expensed in the current period, the level of forfeitures experienced since the prior year due to the restructuring disclosed in Note G and greater forfeitures recorded in the current period substantially resulting from the departure of certain senior-level employees. As of September 30, 2017, the estimated fair value of unvested employee awards was $15.5 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Also included in stock compensation expense for the three and nine months ended September 30, 2017 and 2016 is expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the nine months ended September 30, 2017, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended September 30, 2017 and 2016 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Partner:	2017	2016	2017	2016
Bayer	—%	—%	—%	29%
CytomX	1%	8%	20%	6%
Roche	77%	81%	27%	56%
Sanofi	—%	—%	47%	—%
Takeda	13%	9%	4%	3%

There were no other customers of the Company with significant revenues in the three and nine months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company anticipates using the modified retrospective approach to implement this standard.  The Company is in the process of analyzing its existing revenue agreements to evaluate the impact of adoption. The Company has less than twenty contracts that have remaining performance obligations that will need to be evaluated under the provisions of the new standard as of January 1, 2018. In performing this assessment, the Company noted that we will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require the Company to make an estimate of the royalties as the information is not provided to the Company until 90 days after the end of the quarter. Additionally, some partner milestones, depending on the probability of occurring, may be recognized sooner and at different values than they currently would be under the current accounting standards. The Company is in the process of estimating the impact of adopting the new standard on its consolidated financial statements and expects to record a material adjustment upon adoption, which will be recorded as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. The Company will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

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

C.       Agreements

Significant Collaborative Agreements

Jazz

In August 2017, the Company entered into a collaboration and option agreement with Jazz Pharmaceuticals Ireland Limited (Jazz) granting Jazz exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related antibody-drug conjugate (ADC) programs, as well as an additional program to be designated during the term of the agreement. The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of acute myeloid leukemia (AML) in Phase 1 testing, and IMGN632, a CD123-targeted ADC for hematological malignancies expected to enter clinical testing before the end of the year, and an early-stage program to be determined at a later date. Under the terms of the agreement, the Company will be responsible for the development of the three ADC programs prior to any potential opt-in by Jazz. Following any opt-in, Jazz would be responsible for any further development as well as for potential regulatory submissions and commercialization.

As part of the agreement, Jazz made an upfront payment of $75 million to the Company. Additionally, Jazz will pay the Company up to $100 million in development funding over seven years to support the three ADC programs. For each program, Jazz may exercise its License Options at any time prior to a pivotal study or at any time prior to the filing of a biologics license application (BLA) upon payment of an option exercise fee of mid-double digit millions or low triple digit millions, respectively. For each program to which Jazz elects to opt-in, the Company would be eligible to receive milestone payments  based on receiving regulatory approvals of the applicable product aggregating $100 million plus tiered royalties as a percentage of commercial sales by Jazz, which will vary depending upon sales levels and the stage of development at the time of opt-in.  Per the applicable accounting standards, at the time of execution of this agreement, significant uncertainty is deemed to exist as to whether the milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. After opt-in, Jazz and the Company would share costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and EU. The Company has the right to co-commercialize in the U.S. one product (or two products, under certain limited circumstances) with U.S. profit sharing in lieu of Jazz's payment of the U.S. milestone and royalties to the Company.

Due to the involvement the Company and Jazz both have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the three and nine month period ended September 30, 2017, is a $1.3 million credit related to reimbursements from Jazz.

The arrangement also includes a revenue activity as the Company routinely sells licenses to customers for the development of ADC therapeutics.  The initial consideration received will be allocated to the elements and will be recognized as revenue.  In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the elements at the inception of the agreement. The significant elements were determined to be the exclusive options to receive the three development and commercialization licenses and rights to future technological improvements. Factors that were considered in determining the options were substantive included (i) the overall objective of the agreement was for Jazz to obtain development and commercialization licenses, (ii) significant additional consideration from Jazz is required to exercise each development and commercialization license beyond the $75 million upfront payment that was due at the inception of the agreement, (iii) the limited economic benefit that Jazz could obtain from the agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the uncertainty involved in exercising the licenses, as they are dependent on success of the product. In addition, the exercise price included a discount, therefore, each option was considered a separate unit of accounting.

The Company determined that each option together with the their respective potential development and commercialization license represent one unit of accounting as the options do not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the options and the limited economic benefit Jazz would derive if they did not obtain any development and commercialization licenses. The Company has also determined that this unit of accounting has stand-alone value from the rights to future technological improvements.

The estimated selling prices for the options are the Company’s best estimate of selling price and were determined based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount Jazz would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model was used to estimate the fair value of each program and volatility was determined using the stock prices of comparable companies. The cash flow was discounted at a rate of 14%, representing the Company’s estimate of its cost of capital at the time The estimated selling price of the rights to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Jazz. In estimating these probabilities, the Company considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 14%, representing the Company’s estimate of its cost of capital at the time

The non-refundable, upfront arrangement consideration of $75 million was allocated to the three License Options based on the relative selling price method. The amount allocated to the rights to future technological improvements under the relative selling price method was deemed immaterial, and therefore, not segregated from the License Options. The amounts allocated to the License Options will be recognized as revenue when exercised by Jazz or upon expiration. The Company does not control when Jazz will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue related to the delivery of the licenses, and accordingly, the upfront payment of $75 million is included in long-term deferred revenue as of September 30, 2017.

Roche

In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $20.6 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended June 30, 2017 were recorded and included in non-cash royalty revenue for the nine-month period ended September 30, 2017 and $19.5 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended June 30, 2016 is included in non-cash royalty revenue for the nine-month period ended September 30, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

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

In accordance with ASC-605-25, the Company determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million has been recognized as revenue and is included in license and milestone fee revenue for the nine months ended September 30, 2017.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through September 30, 2017, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase 2 clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the nine months ended September 30, 2016. The next likely potential milestone the Company will be entitled to receive will be a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine, which will result in a $2 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive.

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

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target.  Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the nine months ended September 30, 2017.  With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the nine months ended September 30, 2017. The next payment the Company could receive would be a $3 million development milestone payment with commencement of a Phase 2 clinical trial. At the time of execution of the right-to-test agreement, there was significant uncertainty as to whether the milestone related to the Phase 2 clinical trial would be achieved. In consideration of this, as well as the Company's expected involvement in the research and manufacturing of any product candidate, this milestone was deemed substantive. CytomX is responsible for the manufacturing, product development and marketing of any product resulting from the development and commercialization license taken by CytomX under this collaboration.

Debiopharm

On May 24, 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL).  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology, and is entitled to a $5 million milestone payment to be paid after substantial completion of the transfer of ImmunoGen technologies related to the program (technology transfer), which was completed in November 2017. In addition, ImmunoGen is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial.  The Company does not believe this scenario is likely to occur.

In accordance with ASC-605-25 (as amended by ASU No. 2009 13), the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the license, the tech transfer and certain related physical materials. Since the technology being used is no longer the focus of the Company’s research efforts, and IMGN529 is already in clinical trials which significantly lessens the probability that it would be changed, the value of the rights to future technological improvements which was granted in the agreement was considered immaterial.

The Company has determined that the license, together with the technology transfer, represent one unit of accounting as the license does not have standalone value from the Company’s responsibility to complete the technology transfer because 1) there are no other vendors selling similar licenses on a standalone basis, 2) the transfer can only be performed by the Company and 3) Debiopharm is unable to use the license for its intended purpose without the technology transfer. The related physical materials have stand-alone value as these items could be produced by other vendors.

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

The total arrangement consideration of $30 million (which comprises the $25 million upfront payment and the transfer fee of $5 million) was allocated to the units of accounting based on the relative selling price method as follows: $29.7 million to the license/technology transfer and $300,000 to the physical materials. The Company will record $29.7 million of revenue as outlined above when the technology transfer work is substantially complete, which is the final item delivered in the unit of accounting and was completed in November 2017, and the value of the physical materials will be recorded as revenue when delivered. As of September 30, 2017, $25 million was included in short-term deferred revenue, which represents the full amount of the upfront payment received.

For additional information related to certain of these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2016 Transition Report on Form 10-K.

D.       Convertible 4.5% Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Company received net proceeds of $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $3.4 million.

During the quarter ended September 30, 2017, the Company entered into privately negotiated exchange agreements with a number of holders of our outstanding Convertible Notes, pursuant to which the Company agreed to exchange, in a private placement, $96.9 million in aggregate principal amount of Convertible Notes held by the holders for 25,882,421 newly issued shares of our common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2,744,881 additional shares were issued.

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” the Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. As a result, the Company recorded a non-cash debt conversion expense in the amount of $22.2 million in the quarter ended September 30, 2017. In addition, accrued interest on the bonds of $727,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million in transaction costs were charged to paid-in capital as a result of the issuance of common stock upon conversion.

The remaining $3.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $3.0 million and $1.3 million of interest expense in the nine months ended September 30, 2017 and 2016, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the offering memorandum) occurs prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon an event of default, the holders may require the Company to repurchase for cash all of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon bankruptcy, this becomes an automatic repurchase obligation.

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

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, of which $2.5 million was reclassed to equity upon conversion noted above. The remaining net unamortized balance of $78,000 remains netted against the Convertible Notes in the accompanying consolidated balance sheet and is being amortized to interest expense ratably over the term of the Convertible Notes.

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

The following table shows the activity within the liability account during the nine-month period ended September 30, 2017 (in thousands):

Period from
December 31, 2016 to
September 30, 2017
Liability related to sale of future royalties, net — beginning balance	$184,328
Non-cash Kadcyla royalty revenue	(20,555)
Non-cash interest expense recognized	10,010
Liability related to sale of future royalties, net — ending balance	$173,783

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 7.7%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

F.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three and nine months ended September 30, 2017, the Company recorded $3,000 and $36,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $(3,000) and $(69,000) in expense reduction recorded during the three and nine months ended September 30, 2016. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

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

During the three and nine months ended September 30, 2017, the Company recorded $61,000 and $146,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $108,00 and $323,000 in compensation expense recorded during the three and nine months ended September 30, 2016, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, in January 2017, the Company issued a retiring director 53,248 shares of common stock of the Company to settle outstanding deferred share units.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 80,000 stock options in November of 2015, 40,000 options in December 2016, and 80,000 options in June 2017, and the related compensation expense for the nine months ended September 30, 2017 and 2016 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

G.       Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 employees at the time of plan approval. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the three and nine months ended September 30, 2016, the Company recorded a restructuring charge totaling $4.1 million related to termination benefits and other related charges, of which $2.5 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and were substantially paid out by September 30, 2017. Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, the Company recorded a credit of $837,000 to stock compensation expense in September 2016, which was included in research and development expense and general and administrative expense in that period.

In addition to the termination benefits and other related charges, the Company is seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. As of March 31, 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time that is expected to secure a tenant, a lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges was $386,000. There has been no change to this estimate at September 30, 2017.

A summary of activity against the restructuring charge related to the employee terminations during the nine-month period ended September 30, 2017 is as follows (in thousands):

Period from
December 31, 2016 to
September 30,
2017
Balance December 31, 2016	$1,751
Payments for the period	(1,738)
Balance September 30, 2017	$13

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 731,000 shares granted, that remain outstanding, will vest annually in equal installments over three years from the date of grant, and the related compensation expense for the nine months ended September 30, 2017 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

H.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed in December 2013, April 2014, and December 2015, the Company received construction allowances of $746,000,  $1.1 million, and $186,000, respectively, to build out office and lab space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

In February 2016, the Company entered into a lease agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company received $617,000 as a construction allowance to build out the office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease this space.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2017 (three months remaining)	$1,996
2018	7,763
2019	7,262
2020	7,311
2021	7,135
Thereafter	30,911
Total minimum lease payments	$62,378

There are no obligations under capital leases as of September 30, 2017, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2017, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $160.0 million.

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

Manufacturing Commitments

As of September 30, 2017, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $1.8 million, of which approximately $700,000 will be paid in 2017 and $1.1 million will be paid in 2018.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, of which only €13.6 million euros is noncancelable as of September 30, 2017.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ImmunoGen is a biotechnology company that is progressing toward becoming a fully-integrated company delivering innovative antibody-drug conjugate, or ADC, therapies that meaningfully improve the lives of people with cancer. An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with four approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. In June 2017, we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or ORR, was 47 percent (95% CI 30, 65) and median progression-free survival, or mPFS, was 6.7 months (95% CI 4.1, 8.3). The safety profile of this pooled population was consistent with data previously reported (ASCO 2016), consisting of low grade, manageable adverse events. The Phase 3 FORWARD I trial is ongoing with sites enrolling in the United States, Canada and Europe.

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, carboplatin, and Keytruda® (pembrolizumab). Based on the encouraging profile of these combinations, we have advanced expansion cohorts for the Avastin and Keytruda combinations to Phase 2 testing and are planning an expansion cohort for a triplet combination evaluating mirvetuximab plus Avastin and carboplatin. We reported the first clinical data from FORWARD II in June 2017 demonstrating that mirvetuximab soravtansine may complement currently available therapies in a range of treatment settings, including earlier lines of therapy. We expect to report additional data from FORWARD II during 2018.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported the first clinical data from this trial in June 2017 demonstrating a favorable safety profile with repeat dosing, no dose-limiting toxicities and dose-dependent biological and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies. The Investigational New Drug, or IND, application for IMGN632 was filed in September 2017 and we expect to open Phase 1 testing before the end of 2017.

In August 2017, we announced a strategic collaboration and option agreement with Jazz Pharmaceuticals to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with Amgen, Bayer, Biotest, CytomX, Debiopharm, Lilly, Novartis, and Sanofi. We also have a partnership with Takeda, which is in the preclinical stage. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for agreements with activity in the periods presented, details for all of our significant agreements can be found in our 2016 Transition Report on Form 10-K.

Jazz— In August 2017, we entered into a collaboration and option agreement with Jazz Pharmaceuticals Ireland Limited (Jazz) granting Jazz exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related antibody-drug conjugate (ADC) programs, as well as an additional program to be designated during the term of the agreement. The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of acute myeloid leukemia (AML) in Phase 1 testing, and IMGN632, a CD123-targeted ADC for hematological malignancies expected to enter clinical testing before the end of the year, and an early-stage program to be determined at a later date. Under the terms of the agreement, we will be responsible for the development of the three ADC programs prior to any potential opt-in by Jazz. Following any opt-in, Jazz would be responsible for any further development as well as for potential regulatory submissions and commercialization.

As part of the agreement, Jazz made an upfront payment of $75 million to us. Additionally, Jazz will pay us up to $100 million in development funding over seven years to support the three ADC programs. For each program, Jazz may exercise its License Options at any time prior to a pivotal study or at any time prior to the filing of a biologics license application (BLA) upon payment of an option exercise fee of mid-double digit millions or low triple digit millions, respectively. For each program to which Jazz elects to opt-in, we would be eligible to receive milestone payments based on receiving regulatory approvals of the applicable product aggregating $100 million plus tiered royalties as a percentage of commercial sales by Jazz, which will vary depending upon sales levels and the stage of development at the time of opt-in. After opt-in, we would share costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and EU. We have the right to co-commercialize in the U.S. one product (or two products, under certain limited circumstances) with U.S. profit sharing in lieu of Jazz's payment of the U.S. milestone and royalties to us.

Due to the involvement both companies have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, we segregated the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the three and nine month period ended September 30, 2017, is a $1.3 million credit related to reimbursements from Jazz.

As of September 30, 2017, $75 million is included in long-term deferred revenue, which represents the full amount of the upfront payment received from Jazz.

Roche—In May 2000, we granted Genentech, now a unit of Roche, an exclusive license to use our maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $20.6 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended June 30, 2017 were recorded and included in non-cash royalty revenue for the nine months ended September 30, 2017 and $19.5 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended June 30, 2016 were included in non-cash royalty revenue for the nine months ended September 30, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E to the consolidated financial statements.

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

In accordance with ASC 605 25 (as amended by ASU No. 2009 13), we determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million has been recognized as revenue and is included in license and milestone fee revenue for the nine months ended September 30, 2017.

Bayer—In October 2008, we granted Bayer an exclusive development and commercialization license to our ADC technology for use with antibodies or other proteins that target mesothelin. We received a $4 million upfront payment upon execution of the agreement, and—for each compound developed and marketed by Bayer under this collaboration—we are entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through September 30, 2017, we have recognized an aggregate of $13 million in milestone payments under this agreement, including a $10 million development milestone related to initiation of a Phase 2 clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, which is included in license and milestone fee revenue for the nine months ended September 30, 2016.

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

In February 2016, CytomX took its development and commercialization license that targets CD166. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon we recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the nine months ended September 30, 2017. With respect to the development and commercialization license taken by CytomX, we are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the nine months ended September 30, 2017.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2017, we had $194.9 million in cash and cash equivalents compared to $160.0 million in cash and cash equivalents as of December 31, 2016.

We anticipate that future cash expenditures will be partially offset by collaboration-derived proceeds, including milestone payments, upfront fees and development funding. Accordingly, period-to-period operational results may fluctuate dramatically based upon the timing of receipt of the proceeds. We believe that our established collaborative agreements, while subject to specified milestone achievements, will provide funding to assist us in meeting obligations under our collaborative agreements while also assisting in providing funding for the development of internal product candidates and technologies. However, we can give no assurances that such collaborative agreement funding will, in fact, be realized in the time frames we expect, or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements, we may be required to secure alternative financing arrangements, find additional partners and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional partners or alternative financing arrangements will be entirely available to us, if at all.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2017 and 2016

Revenues

Our total revenues for the three months ended September 30, 2017 and 2016 were $8.5 million and $7.7 million, respectively. The $820,000 increase in revenues in the three months ended September 30, 2017 from the same period in the prior year is attributable to increases in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $79,000 and $76,000 for the three months ended September 30, 2017 and 2016, respectively.

Deferred revenue of $120.9 million as of September 30, 2017 includes a $25 million upfront payment related to the exclusive license and asset purchase agreement executed with Debiopharm in May 2017, and a $75 million upfront payment related to the license options granted to Jazz in August 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $6.5 million of non-cash royalties on net sales of Kadcyla for the three-month period ended June 30, 2017 were recorded and included in revenue for the three months ended September 30, 2017 and $6.2 million of royalties on net sales of Kadcyla for the three-month period ended June 30, 2016 is included in revenue for the three months ended September 30, 2016.  In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $650,000 for the three months ended September 30, 2017 compared with $1.4 million for the three months ended September 30, 2016.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $1.2 million during the three months ended September 30, 2017 compared to $46,000 during the three months ended September 30, 2016. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the three months ended September 30, 2017 decreased $1.2 million to $31.7 million from $32.9 million for the three months ended September 30, 2016. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2017	2016
Research	$5,053	$6,273
Preclinical and Clinical Testing	16,795	14,294
Process and Product Development	2,301	3,757
Manufacturing Operations	7,540	8,585
Total Research and Development Expense	$31,689	$32,909

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended September 30, 2017 decreased $1.2 million compared to the three months ended September 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2017 increased $2.5 million to $16.8 million compared to $14.3 million for the three months ended September 30, 2016. This increase is due to greater clinical trial costs principally driven by advancement of the Phase 3 mirvetuximab soravtansine study, partially offset by: (i) a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense; (ii) a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017; and (iii) a decrease in contract services and consulting fees due to timing of certain activities.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended September 30, 2017, total development expenses decreased $1.5 million compared to the three months ended September 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as a marginal decrease in contract services and a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2017, manufacturing operations expense decreased $1.0 million to $7.6 million compared to $8.6 million in the same period last year. This decrease is principally the result of: (i) a decrease in salaries and related expenses due primarily to a decrease in personnel and lower stock compensation expense; (ii) a decrease in antibody costs driven primarily by timing of mirvetuximab soravtansine supply requirements; (iii) a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz; (iv) a decrease in cytotoxic costs to support development of IMGN632; and, (v) a decrease in fill/finish costs driven by mirvetuximab soravtansine scale-up activities in the prior period. Partially offsetting these decreases, cost of clinical materials revenue charged to research and development expense increased due to timing of orders of such clinical materials from our partners and a decrease in costs capitalized into inventory due to a fewer number of manufactured batches of conjugated materials on behalf of our collaborators in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 decreased $1.6 million compared to the same period last year. This  decrease is primarily due to a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, as well as a decrease in professional fees driven by reengineering consulting services in the prior period.

Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 employees at the time of plan approval. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the three months ended September 30, 2016, we recorded a restructuring charge totaling $4.1 million related to termination benefits and other related charges, of which $2.5 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and were substantially paid out by September 30, 2017. Additionally, approximately 762,000 stock options forfeited in connection with the workforce reduction, and as a result, we recorded an $837,000 credit to stock compensation expense in September 2016, which was included in research and development expense and general and administrative expense in that period.

In addition to the termination benefits and other related charges, we are seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to us to build out the space, we determined we did not need to record a loss on the sub-lease. We also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, we concluded that a substantial portion of the leasehold improvements were not recoverable. We recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. As of March 31, 2017, based on further evaluation of the prospects for sub-leasing the space, we determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time that is expected to secure a tenant, a lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges was $386,000. There has been no change to this estimate at September 30, 2017.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 731,000 shares granted, that remain outstanding, will vest annually in equal installments over three years from the date of grant and the related compensation expense for the three months ended September 30, 2017 is included in the amounts discussed in Note B, “Stock-Based Compensation” of the consolidated financial statements.

Investment Income, net

Investment income for the three months ended September 30, 2017 and 2016 was $293,000 and $146,000, respectively. The increase in the current period is due to a greater average cash balance driven by significant partner proceeds received during the nine months ended September 30, 2017.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended September 30, 2017 and 2016, we recorded $3.3 million and $4.8 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. We recorded $762,000 and $1.2 million of interest expense in the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense is a result of a majority of the notes converting to shares of common stock in the current quarter, the details of which are discussed below.

Non-cash Debt Conversion Expense

During the quarter ended September 30, 2017, we entered into privately negotiated exchange agreements with a number of holders of our outstanding Convertible Notes, pursuant to which we agreed to exchange, in a private placement, $96.9 million in aggregate principal amount of Convertible Notes held by the holders for 25,882,421 newly issued shares of our common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock to be determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2,744,881 additional shares, were issued.

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. As a result, we recorded a non-cash debt conversion expense in the amount of $22.2 million in the current quarter. In addition, accrued interest on the bonds of $727,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversion were charged to paid-in capital as a result of the issuance of common stock.

Other Income, net

Other income, net for the three months ended September 30, 2017 and 2016 was $480,000 and $129,000, respectively. We incurred those amounts in foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended September 30, 2017 and 2016, respectively.

Comparison of Nine Months ended September 30, 2017 and 2016

Revenues

Our total revenues for the nine months ended September 30, 2017 and 2016 were $76.0 million and $34.8 million, respectively. The $41.2 million increase in revenues in the nine months ended September 30, 2017 from the same period in the prior year is attributable to increases in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year.  Total revenue from license and milestone fees recognized from each of our collaborative partners in the nine-month periods ended September 30, 2017 and 2016 is included in the following table (in thousands):

	Nine Months Ended September 30,
License and Milestone Fees	2017	2016
Collaborative Partner:
Amgen	$13	$12
Bayer	—	10,000
CytomX	13,662	—
Lilly	16	18
Novartis	135	135
Sanofi	36,000	1
Takeda	63	63
Total	$49,889	$10,229

Revenues from license and milestone fees for the nine months ended September 30, 2017 increased $39.7 million to $49.9 million from $10.2 million in the same period ended September 30, 2016. Included in license and milestone fees for the nine months ended September 30, 2017 is a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi, $6 million of development milestones achieved under the collaboration and license agreement with Sanofi prior to amendment, $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and a $1 million development milestone achieved under said license agreement with CytomX. Included in license and milestone fees for the nine months ended September 30, 2016 is a $10 million development milestone achieved under a license agreement with Bayer.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $20.6 million of non-cash royalties on net sales of Kadcyla for the nine-month period ended June 30, 2017 were recorded and included in revenue for the nine months ended September 30, 2017 and $19.5 million of royalties on net sales of Kadcyla for the nine-month period ended June 30, 2016 is included in revenue for the nine months ended September 30, 2016.  In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $3.0 million and $3.7 million in the nine months ended September 30, 2017 and 2016, respectively.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $2.5 million and $1.3 million in the nine months ended September 30, 2017 and 2016, respectively. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the nine months ended September 30, 2017 decreased $7.8 million to $99.9 million from $107.7 million for the nine months ended September 30, 2016. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended September 30,
Research and Development Expense	2017	2016
Research	$16,355	$19,124
Preclinical and Clinical Testing	47,966	49,618
Process and Product Development	7,879	10,710
Manufacturing Operations	27,696	28,203
Total Research and Development Expense	$99,896	$107,655

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the nine months ended September 30, 2017 decreased $2.8 million compared to the nine months ended September 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, as well as a decrease in lab supplies.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended September 30, 2017 decreased $1.6 million to $48.0 million compared to $49.6 million for the nine months ended September 30, 2016. This decrease is primarily the result of: a (i) decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, (ii) a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017; and (iii) a decrease in contract services and consulting fees due to timing of certain activities. Partially offsetting these decreases, clinical trial costs increased driven by advancement of the Phase 3 mirvetuximab soravtansine study.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the nine months ended September 30, 2017, total development expenses decreased $2.8 million compared to the nine months ended September 30, 2016. This decrease is principally due to a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, a decrease in contract services driven by decreased development activities related to our IGN cytotoxic agents in the current period, and to a lesser extent, a decrease in lab supplies.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended September 30, 2017, manufacturing operations expense decreased $507,000 to $27.7 million compared to $28.2 million in the same period last year. This decrease is principally the result of: (i) a decrease in salaries and related expenses due primarily to a decrease in personnel and lower stock compensation expense; (ii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the current period; (iii) a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz; (iv) a decrease in mirvetuximab soravtansine third-party conjugation costs driven by timing; and, (v) a decrease in contract services due primarily to DMx development activities conducted in the prior year period. Partially offsetting these decreases, cost of clinical materials revenue charged to research and development expense increased due to timing of orders of such clinical materials from our partners and antibody costs increased driven primarily by commercial-readiness activities for mirvetuximab soravtansine.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 decreased $5.1 million compared to the same period last year. This  decrease is primarily due to a $3.2 million non-cash stock compensation charge in the prior period resulting from the CEO transition and a decrease in professional fees due to reengineering consulting services in the prior period, as well as decreased recruiting and patent fees in the current period. Partially offsetting these decreases, legal fees increased related to new partner agreements executed during the current period.

Restructuring Charge

At the end of the first quarter of 2017, based on further evaluation of the prospects for sub-leasing our unoccupied office space in Waltham due to the restructuring activities highlighted in Note G, “Restructuring Charge” of the consolidated financial statements, we determined that additional time would be required to find a tenant.

Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired.  Also, due to the additional time expected to take to secure a tenant, a lease loss was recorded in the first quarter based on the change in estimate of the sub-lease assumption. The total of these charges was $386,000.  There has been no change to this estimate at September 30, 2017.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards will be payable to these employees in either October 2017 or March 2018 based on continued employment and services performed during these periods. Stock option awards covering 731,000 shares granted, that remain outstanding, will vest annually in equal installments over three years from the date of grant and the related compensation expense for the nine months ended September 30, 2017 is included in the amounts discussed in Note B, “Stock-Based Compensation” of the consolidated financial statements.

Investment Income, net

Investment income for the nine months ended September 30, 2017 and 2016 was $551,000 and $360,000, respectively. The increase in the current period is due to a greater average cash balance driven by significant partner proceeds received during the nine months ended September 30, 2017.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the nine months ended September 30, 2017 and 2016, we recorded $10.0 million and $14.8 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $3.0 million and $1.3 million of interest expense in the nine months ended September 30, 2017 and September 30, 2016, respectively.

Non-cash Debt Conversion Expense

During the quarter ended September 30, 2017, we entered into privately negotiated exchange agreements with a number of holders of our outstanding Convertible Notes, pursuant to which we agreed to exchange, in a private placement, $96.9 million in aggregate principal amount of Convertible Notes held by the holders for 25,882,421 newly issued shares of our common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock to be determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2,744,881 additional shares were issued.

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.  As a result, we recorded a non-cash debt conversion expense in the amount of $22.2 million in the current period. In addition, accrued interest on the bonds of $727,000 which the noteholders forfeited,  $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversion were charged to paid-in capital as a result of the issuance of common stock.

Other Income, net

Other income, net for the nine months ended September 30, 2017 and 2016 was $1.4 million and $288,000, respectively. We incurred $1.4 million and $293,000 in foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the nine months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$194,851	$159,964
Working capital	133,305	120,570
Shareholders’ deficit	(111,295)	(152,850)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash provided (used) for operating activities	$37,054	$(106,830)
Cash used for investing activities	(847)	(6,431)
Cash (used) provided by financing activities	(1,320)	96,978

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, and royalties, and more recently, convertible debt. We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of September 30, 2017, we had $194.9 million in cash and cash equivalents. Net cash provided (used) for operations was $37.1 million and $(106.8) million for the nine months ended September 30, 2017 and 2016, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the current period benefiting from a $30 million paid-up license fee received from Sanofi pursuant to amending its collaboration and license agreements with us, a $25 million upfront payment received from Debiopharm pursuant to the execution of an exclusive license and asset purchase agreement, and a $75 million upfront payment received from Jazz pursuant to the execution of a collaboration and development agreement.

Net cash used for investing activities was $847,000 and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment and leasehold improvements.

Net cash (used) provided by financing activities was $(1.3) million and $97.0 million for the nine months ended September 30, 2017 and 2016, respectively, which includes proceeds from the exercise of approximately 94,000 stock options in each period. In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. We received net proceeds of $96.6 million from the sale of the Convertible Notes after deducting fees and expenses of $3.4 million. During the current period, we induced conversion of $96.9 million of the Notes to common stock and incurred $1.7 million in related fees. See Note E to our Consolidated Financial Statements for further details regarding the terms of the transaction.

We anticipate that our current capital resources, $101.6 million of net proceeds generated from a public offering in October 2017, and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures into the fourth quarter of 2019. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (ASU 2015-14). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates  substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued. We adopted this standard on December 31, 2016.

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

(b)Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.      Exhibits

Exhibit No.		Description
10.1	*	Collaboration and Option Agreement dated as of August 28, 2017 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited
10.2		Amendment No. 3, dated October 26, 2017, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: November 9, 2017	By:	/s/Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)