Form 10-K
period 2017-12-31
IMMUNOGEN INC
filed 2018-03-07
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from        to

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

Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Select Market, of voting stock held by non‑ affiliates at June 30, 2017: $617,703,981 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at February 28, 2018: 132,846,535 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 20, 2018 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10‑K

Incorporation of certain information by reference

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as “we”, “our”, “us”, “ImmunoGen”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2017 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

Change in fiscal year

As previously reported, we changed our fiscal year end to December 31 from June 30, effective January 1, 2017. This annual report is for the twelve-month period of January 1, 2017 through December 31, 2017.  References in this report to “fiscal year” refer to years ending June 30.  References in this report to “transition period” refer to the six month period ending December 31, 2016.  For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2016 and the six months ended December 31, 2015.

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

Item 1.    Business

Company overview

We are a clinical-stage biotechnology company focused on developing innovative antibody-drug conjugate, or ADC, therapies that meaningfully improve the lives of people with cancer. An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with four approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express medium or high levels of FRα and who have received up to three prior treatment regimens. In June 2017, we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or ORR, was 47 percent (95% CI 30, 65) and median progression-free survival, or mPFS, was 6.7 months (95% CI 4.1, 8.3). The safety profile of this pooled population was consistent with data previously reported (ASCO 2016), consisting of low grade, manageable adverse events. The Phase 3 FORWARD I trial is ongoing with sites enrolling in the U.S., Canada and Europe and we expect the trial to enroll fully by mid-2018.

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, carboplatin, and Keytruda® (pembrolizumab). Based on the encouraging profile of these combinations, we have advanced expansion cohorts for the Avastin and Keytruda combinations in patients with platinum-resistant disease and have recently initiated a triplet combination evaluating mirvetuximab plus carboplatin and Avastin in patients with recurrent platinum-sensitive ovarian cancer. We reported the first clinical data from FORWARD II in June 2017 demonstrating that mirvetuximab soravtansine may complement currently available therapies in a range of treatment settings, including earlier lines of therapy. We expect to report additional data from FORWARD II during 2018.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported clinical data from this trial in December 2017 demonstrating IMGN779 is well tolerated with no dose limiting toxicities and that IMGN779 has dose-dependent biological and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which  we are developing for hematological malignancies, including AML and blastic plasmacytoid dendritic cell neoplasm (BPDCN). In January 2018, we announced that the first patient had been dosed in the Phase 1 trial of IMGN632.

In August 2017, we announced a strategic collaboration and option agreement with Jazz Pharmaceuticals plc, or Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with Amgen, Bayer, Biotest, CytomX, Debiopharm, Lilly, Novartis, and Sanofi. We also have a partnership with Takeda, and expect they will advance their first candidate with our ADC technology deploying our IGN payload into clinical testing for solid tumors in the first half of 2018. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. In addition to the discussion below for agreements with activity in the periods presented, details for all of our significant agreements can be found in Note C, Significant Collaborative Agreements, to our consolidated financial statements included in this report.

Our strategy

Our goal is to build a fully-integrated biotechnology company capable of delivering a sustainable pipeline of innovative ADC therapies to cancer patients around the globe. We will attain this goal by focusing on four strategic priorities:

•

Complete development and commercialize mirvetuximab soravtansine. We are committed to executing on a speed-to-market strategy to complete development and obtain full approval for our lead program in platinum-resistant ovarian cancer. We reviewed with the FDA and the EMA the planned path to registration for mirvetuximab soravtansine and the design of our Phase 3 trial, FORWARD I. We expect to complete patient enrollment in FORWARD I in mid-2018 and for the trial to read out in the first half of 2019.

•

 Accelerate the development of our earlier-stage portfolio. We have prioritized product candidates with the highest potential for differentiation and, to this end, have emphasized ADCs deploying our new DNA-

alkylating payload. With a potentially broad therapeutic index, we believe we can increase the number of cancers addressable by ADC therapies with this technology.
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

We have developed tubulin-acting maytansinoid payload agents, which include DM1 and DM4. Our maytansinoid technology is utilized in Kadcyla, mirvetuximab soravtansine, and all other ADCs in development by us and our partners that entered the clinic prior to 2016.

We also have developed a new class of DNA-acting payload agents, our indolino-benzodiazepines, which we call IGNs. Our IGNs alkylate DNA without cross-linking it, which we have found to provide a broad therapeutic index between efficacious doses and dose-limiting toxicity in preclinical models. Our IMGN779 and IMGN632 product candidates use our IGN payload agents, as does Takeda’s GCC-targeting ADC. IGNs have the potential to markedly expand the opportunity for ADCs by enabling the development of effective, well-tolerated therapies for antigen targets not suitable for tubulin-acting approaches (e.g., due to limited antigen density or insensitivity to the mechanism of action).

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

Our product candidates

The following table summarizes the current status of our product candidates in human clinical development and for which we retain commercial rights:

ImmunoGen Wholly-Owned Product Candidate	Target	Lead Indication	Lead Stage
Mirvetuximab soravtansine	FRα	Platinum-resistant ovarian cancer	Phase 3 registration testing
IMGN779*	CD33	AML	Phase 1
IMGN632*	CD123	AML, BPDCN	Phase I
Coltuximab ravtansine**	CD19	DLBCL	Phase 2

*Subject to Collaboration and Option Agreement with Jazz.

**As part of a strategic review of the Company’s operations announced in September 2016 and the prioritization of its IGN programs, ImmunoGen will seek to monetize coltuximab ravtansine through partnering.

Mirvetuximab Soravtansine — Speed-to-Market Strategy as Single Agent Treatment for Platinum-Resistant Ovarian Cancer; Comprehensive Development Plan to Expand the Opportunity

Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα, that is now in a Phase 3 trial for platinum-resistant ovarian cancer. Mirvetuximab soravtansine has a differentiated profile with a distinct mechanism of action and is the first ADC to enter pivotal development for the treatment of ovarian cancer. It comprises an FRα-binding antibody, which serves to target the ADC to FRa-expressing cancer cells, and our potent DM4 payload agent to kill the targeted cancer cells. It has demonstrated activity in platinum-resistant and platinum-sensitive ovarian cancer with a safety profile that supports expanded use as a combination agent. It has been granted orphan drug status for ovarian cancer in the U.S. and the European Union.

We have developed a comprehensive strategy for mirvetuximab soravtansine with the goals of displacing single-agent chemotherapy in the treatment of ovarian cancer and to be the preferred agent for combination treatment of the disease. Beyond ovarian cancer, we believe the opportunity for mirvetuximab soravtansine may be further expanded with other FRα-positive cancers, including non-small cell lung, endometrial, and triple negative breast cancers.

Ovarian cancer is the fifth most common cause of cancer death in women in the U.S. Initial treatment typically entails tumor-debulking surgery, followed by platinum-based chemotherapy. Once the cancer becomes platinum-resistant, patients may receive a wide array of treatments. There remains an urgent need to improve treatment of ovarian cancer, including through combination therapies, as response rates with single-agent therapies are limited, with 3.5 to 4 months median progression-free survival, or PFS, and challenging side effects.

Findings in patients with FRα-positive platinum-resistant ovarian cancer

In June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting, we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or cORR, was 47 percent (95% CI 30, 65) and median PFS, or mPFS, was 6.7 months (95% CI 4.1, 8.3).

FORWARD I – single-agent therapy for platinum-resistant disease

We are conducting a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. We estimate 12,000 and 14,000 patients per year in the U.S. and Europe, respectively, meet these criteria. FORWARD I is designed to enroll 333 patients who will be randomized 2:1 to mirvetuximab soravtansine, or physician's choice, which includes pegylated liposomal doxorubicin, or PLD, or topotecan, or weekly paclitaxel. The primary endpoint of the trial is PFS, which will be assessed for high FRα expressers only and for all patients (high and medium FRα expressers). We expect the trial to enroll fully by mid-2018. We expect to have topline data from FORWARD I in the first half of 2019.

FORWARD II – combination therapy for expanded patient population

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to potentially expand the number of patients with ovarian cancer eligible for treatment with the ADC, including to those with platinum-sensitive disease.

We reported the first clinical data from FORWARD II at ASCO in June 2017. These data demonstrated that full doses of mirvetuximab soravtansine combined in doublets with full doses of Avastin, Keytruda and Carboplatin yielded a favorable safety profile and encouraging efficacy, as summarized in the following table:

PHASE I B/2 STUDY	COMBINATION AGENT
	AVASTIN	KEYTRUDA	CARBOPLATIN
Number enrolled	14 (platinum-resistant)	13 (Platinum-resistant)	18 (platinum-sensitive)
Median number of prior therapies (range)	6 (2-8)	5 (2-7)	3 (1-5)
Grade 3 or greater adverse events in > 1 patient	Hypertension, small intestinal obstruction	None	Neutropenia, anemia, thrombocytopenia, hypokalemia
Dose limiting toxicity	1 pt with grade 2 neutropenia and thrombocytopenia	None	1 pt with grade 3 vasculitis
Objective response rate	29% (95% CI 8, 58)	N/A*	65% (95% CI 38, 86)
Median progression free survival (months)	9.5 (95% CI 3.5, 15.2)	N/A*	12.1 (95% CI 9.0, 15.0)
*	Efficacy data for the Keytruda arm will be reported at Society of Gynecologic Oncology Annual Meeting in March 2018.

Based on the data from these initial cohorts, we have advanced expansion cohorts for the Avastin and Keytruda combinations to Phase 2 testing in platinum-resistant disease and recently initiated a triplet combination evaluating mirvetuximab plus carboplatin and Avastin in patients with recurrent platinum-sensitive ovarian cancer. We expect to report additional data from FORWARD II during 2018.

IMGN779 and IMGN632 – first-in-class ADCs for AML and Hematological Malignancies

We have also developed a new class of indolino-benzodiazepine DNA-acting payload agents that we refer to as IGNs. Our IGNs alkylate DNA without cross-linking, which we have found to provide a broad therapeutic index in preclinical models. Specifically, IGN ADCs have demonstrated the ability to retain the anti-tumor potency of crosslinking drugs with less toxicity to normal cells in in vitro and animal models. This potentially allows for repeat administration with reduced cumulative toxicity compared to an ADC with a crosslinking payload. Our IMGN779 and IMGN632 product candidates use our IGN payloads.

IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel IGNs payloads. We have an ongoing Phase 1 study of IMGN779 in patients with AML, which is evaluating both bi-weekly and weekly dosing schedules. We reported updated clinical data from escalating doses in this trial in December 2017 demonstrating IMGN779 is well tolerated with no dose limiting toxicities observed to date and that IMGN779 has dose-dependent biological and anti-leukemia activity, including those with poor prognostic features. We are continuing to dose escalate IMGN779.

We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies, including AML and BPDCN. In January 2018, we announced that the first patient was dosed in the Phase 1 trial of IMGN632.

In August 2017, we announced a strategic collaboration and option agreement with Jazz Pharmaceuticals to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632 and a third program to be named later from our early-stage pipeline.

Coltuximab ravtansine – a novel ADC for DLBCL

Our CD19-targeting ADC, coltuximab ravtansine, has demonstrated single-agent, proof-of-concept activity in Phase 2 clinical testing. We have previously announced that we are pursuing opportunities to monetize coltuximab ravtansine through partnering with interested parties.

Collaborations and Out‑Licenses

In conjunction with our strategy review in 2016, we have evolved our approach to partnering to prioritize relationships where we can gain access to complementary capabilities, strengthen our financial position, and create long-term value for the company through co-development and co-commercialization rights.  Our collaboration with Jazz reflects this approach to partnering.

We also selectively license restricted access to our ADC technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products and research and development funding based on activities performed at our collaborative partner’s request. We are also compensated for preclinical and clinical materials that we supply to our partners.

We only receive royalty payments from our out‑licenses after a product candidate developed under the license has been approved for marketing and commercialized. Additionally, the largest milestone payments under our existing collaborations usually are on later‑stage events, such as commencement of pivotal clinical trials, product approval and achievement of defined annual sales levels. Achievement of product approval requires, at a minimum, favorable completion of preclinical development and evaluation, assessment of early‑stage clinical trials, advancement into pivotal Phase 2 and/or Phase 3 clinical testing, completion of this later‑stage clinical testing with favorable results, and completion of regulatory submissions and a positive regulatory decision. Below is a table setting forth our active partnerships and current status of the most advanced program in the partnership:

Partner	Licensed targets	Status of Most Advanced Program
Roche	HER2, 4 other[1]	Marketed
Bayer	Mesothelin	Phase 2
Sanofi	CD38[2],CA6, CEACAM5, 1 other[1,2]	Phase 3
Biotest	CD138	Phase 2
Novartis	cKit, pCadherin, CDH6, 3 others[1]	Phase 1
Lilly	FGFR3, 2 others[1]	Phase 1
Amgen	2[1,3]	Phase 1
CytomX	CD166	Phase 1
Takeda	GCC	IND
Jazz	CD33[4], CD123[4]	Phase 1
Debiopharm	CD37[5]	Phase 2

1  Undisclosed

2  Sanofi has exclusive, fully-paid licenses for compounds to these targets

3 Amgen has sublicensed one of its exclusive single-target licenses to Oxford BioTherapeutics Ltd.

4 Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779 (CD33)and IMGN632 (CD123)

5 Debiopharm has an exclusive license for Debio 1562 (formerly known as IMGN529)

Below is a brief description of the business relationships underlying each of the foregoing programs. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, Significant Collaborative Agreements, to our consolidated financial statements included in this report.

Roche

In 2000, we granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use our maytansinoid technology with antibodies that target HER2. Roche’s Kadcyla resulted from this license. Kadcyla was approved for marketing in the U.S., EU and Japan in 2013. We are entitled to receive up to a total of $44 million in milestone payments, of which we have received $34 million to date, and also tiered royalties on the commercial sales of Kadcyla or any other resulting products as described below. Roche is responsible for the development, manufacturing, and marketing of any products resulting from this license.

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

The license also provides for certain adjustments to the royalties payable to us if Genentech makes certain third party license payments in order to exploit the ADC technology components of Kadcyla, although such adjustments would in no event reduce the royalties payable for any country below the greater of 50% of the royalties otherwise payable with respect to sales of Kadcyla in such country, or 2% of net sales in such country. As of the date of this report, we are unaware of any facts or circumstances that are reasonably likely to give rise to such an adjustment.

We also granted Roche, through its Genentech unit, exclusive development and commercialization licenses to use our maytansinoid ADC technology with antibodies to four specified targets, which were granted under the terms of a separate, now expired 2000 right‑to‑test agreement with Genentech. For each of these licenses, we are entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The standard termination provisions discussed below apply to this license.

Bayer

In 2008, we granted Bayer an exclusive development and commercialization license to use our maytansinoid ADC technology with antibodies or other proteins that target mesothelin. We are entitled to receive, for each product developed and marketed by Bayer under this agreement, up to a total of $170.5 million in milestone payments, of which we have received $13 million to date, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. Bayer is responsible for the development, manufacturing, and marketing of any products resulting from this license.  The standard termination provisions discussed below apply to this license.

Sanofi

In 2003, we entered into a broad collaboration agreement with Sanofi (formerly Aventis Pharmaceuticals) to discover, develop and commercialize antibody based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody based products directed to targets that were included in the collaboration, including the exclusive right to use our maytansinoid ADC technology in the creation of products developed to these targets. We were entitled to receive milestone payments, per target, plus royalties on the commercial sales of any resulting products. The collaboration agreement also provided us an option to certain co‑promotion rights in the U.S. on a product‑by‑product basis.

In 2013, we granted Sanofi a separate exclusive development and commercialization license for use with antibodies that target LAMP1 under a now-expired right-to-test agreement, under which Sanofi developed SAR428926. Under this license, we were entitled to receive up to a total of $30 million in milestone payments, plus royalties on the commercial sales of any resulting products. Sanofi is responsible for the development, manufacturing, and marketing of any products resulting from this license.

In May 2017, we and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using our technology. Under the terms of the amended 2003 collaboration and license agreement, we granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. We also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors. As consideration for these amendments, we received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties with respect to all licensed products.  In February 2018, Sanofi announced that it was discontinuing development of SAR428926.

Biotest

In 2006, we granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. We are entitled to receive up to a total of $35.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Biotest is responsible for the development, manufacturing, and marketing of any products resulting from this license. The standard termination provisions discussed below apply to this license.

Novartis

We granted Novartis exclusive development and commercialization licenses to our maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right‑to‑test agreement established in 2010. With respect to each license, we are entitled to receive up to a total of $199.5 million ($238 million in the case of one license) in milestone payments, plus royalties on the commercial sales of any resulting products. Novartis is responsible for the manufacturing, product development, and marketing of any products resulting from this agreement.  The standard termination provisions discussed below apply to this license.

Lilly

We granted Lilly exclusive development and commercialization licenses to our maytansinoid ADC technology for use with antibodies to three specified targets under a now expired right‑to‑test agreement established in 2011. With respect to each license, we are entitled to receive up to a total of $199 million ($200.5 million in the case of one license) in milestone payments, plus royalties on the commercial sales of any resulting products. Lilly is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration. The standard termination provisions discussed below apply to this license.

Amgen

We granted Amgen exclusive development and commercialization licenses to our maytansinoid ADC technology for use with antibodies to three specified targets (two of which have since been terminated) under a now‑expired right‑to‑test agreement established in 2000. We also granted Amgen a non‑exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies to a fourth specified target under the same right-to-test agreement. The non‑exclusive license was subsequently amended and converted to an exclusive license, which Amgen sublicensed to Oxford BioTherapeutics Ltd. With respect to each license, we are entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from these development and commercialization licenses. The standard termination provisions discussed below apply to this license.

CytomX

In 2016 we granted CytomX an exclusive development and commercialization license to our maytansinoid and IGN ADC technology for use with Probodies™ that target CD166 under a now-expired reciprocal right-to-test agreement. We are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from this license.  The standard termination provisions discussed below apply to this license.

In 2017, we took exclusive development and commercialization licenses to CytomX’s proprietary antibody-masking (Probody) technology for use with Probodies that target two specified targets under the same reciprocal right-to-test agreement. We terminated one of these licenses for convenience prior to the end of 2017. With respect to the remaining license, we are obligated to pay up to a total of $80 million in milestone payments, plus royalties on the commercial sales of any resulting product. We are responsible for the manufacturing, product development, and marketing of any products resulting from this license. We may also be liable to pay annual maintenance fees to CytomX if no product candidate under the license has progressed to a specified state of development within a specified time frame. We are responsible for the manufacturing, product development, and marketing of any products resulting from this license.

We may terminate the remaining license from CytomX for convenience at any time. The license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the license will continue in effect until the expiration of our royalty obligations, which are determined on a product‑by‑product and country‑by‑country basis. For each product and country, our royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last‑to‑expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the license.

Takeda

In 2015, we entered into a three-year right‑to‑test agreement with Takeda Pharmaceutical Company Limited through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test our maytansinoid and IGN ADC technology with Takeda’s antibodies directed to the targets optioned under a right‑to‑test, or research, license, and (c) take exclusive licenses to use our ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right‑to‑test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the term of the right‑to‑test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three‑year right‑to‑test period for one additional year, or alternatively, to expand the scope of the right‑to‑test agreement by payment to us of additional amounts. If Takeda opts to expand the scope of the right‑to‑test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right‑to test period will be extended until the fifth anniversary of the effective date of the right‑to‑test agreement.

In 2015, we granted Takeda an exclusive development and commercialization license to our maytansinoid and IGN ADC technology for use with antibodies that target GCC under the right-to-test agreement. We are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products.  Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from this license.  The standard termination provisions discussed below apply to this license.

Debiopharm

 In May 2017, we entered into an Exclusive License and Asset Purchase Agreement with Debiopharm International, S.A., pursuant to which Debiopharm has acquired our antibody-drug conjugate IMGN529, a potential new treatment for patients with CD37-positive B-cell malignancies, such as non-Hodgkin lymphoma (NHL). The transaction includes the sale to Debiopharm of specified intellectual property and other assets related to the IMGN529 program, and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529 (now known as Debio 1562).

Under the terms of the agreement, we received a $25 million upfront payment for the IMGN529 program and a $4.5 million milestone payment following the transfer of technology relating to IMGN529 to Debiopharm, which was completed in the fourth quarter of 2017. The final $500,000 for the milestone was received in January 2018.  In addition, we are entitled to a $25 million milestone upon IMGN529/Debio 1562 entering a Phase 3 clinical trial. Except for the foregoing upfront and milestone payments, we will not be entitled to receive any additional milestone payments or royalties under the Agreement.

Jazz

 In August 2017, we entered into a Collaboration and Option Agreement (the “Option Agreement”) with Jazz Pharmaceuticals Ireland Limited, a subsidiary of Jazz Pharmaceuticals plc, pursuant to which we granted Jazz options to develop and commercialize, on an exclusive, worldwide basis, IMGN779, IMGN632, and a third ADC from our early research and development pipeline to be designated by Jazz within the first seven years of the Option Agreement term. Each of the foregoing three products is referred to herein as a “Collaboration Product.”  Jazz is entitled to exercise its option with respect to each Collaboration Product during specified periods set forth in the Option Agreement. Each Collaboration Product for which Jazz has exercised its option is referred to herein as a “Licensed Product.” We have the right to co-commercialize with Jazz a single Licensed Product (except under certain limited circumstances under which we may be entitled to co-commercialize two Licensed Products), to be designated by us, in the U.S..

Under the terms of the Option Agreement, we received a non-refundable $75 million upfront option fee. Jazz has also agreed to provide up to $100 million in development funding over seven years to support development of the Collaboration Products. Jazz has the right to opt out of a Collaboration Product under the Option Agreement upon prior notice to us, which would result in a pro-rata reduction of its obligation to provide development funding. We are obligated to use a specified level of efforts to advance the development of the Collaboration Products, and we are responsible for all development costs with respect to the Collaboration Products in excess of Jazz’s development funding.

Jazz may exercise its option with respect to each Collaboration Product at any time prior to a pivotal study or any time prior to a biologics license application (BLA) upon payment of an option exercise fee of mid-double digit millions or low triple digit millions, respectively. The option exercise fee for IMGN632 is subject to certain adjustments depending on the indication(s) for which initial regulatory approval of this product is based. The option exercise fee would be reduced with respect to the Licensed Product designated by us for co-commercialization if Jazz exercised its option for that Licensed Product at the later stage of development. After any option exercise by Jazz, we will share equally with Jazz the costs associated with developing and obtaining regulatory approvals of each Licensed Product in the U.S. and the European Union, and Jazz will be solely responsible for such costs with respect to all other territories worldwide.

We are also entitled to receive milestone payments upon US and EU regulatory approvals for each Licensed Product, plus tiered royalties as a percentage of commercial sales which, depending on sales levels and the stage of development at the time of Jazz’s option exercise, range from the mid- to high-single digits in the lowest tier, to low 10’s to low 20’s in the highest tier. With respect to the Licensed Product designated by us for co-commercialization, in lieu of receiving a milestone payment based on receiving regulatory approval in the U.S., or royalties on sales in the U.S., we will share equally with Jazz the activities, costs, and profits associated with commercialization in the U.S.  The standard termination provisions discussed below apply to the Option Agreement and the license agreements associated with the Licensed Products (“License Agreements”), except that any License Agreement for a Licensed Product being co-commercialized by the parties in the U.S. shall remain in effect as long as the parties continue to be engaged in such co-commercialization activities, subject to earlier termination in the event of a material breach.

If Jazz does not exercise its option to a Collaboration Product or opts out of a Collaboration Product or a Licensed Product, rights to that product revert to us, and we may continue development and commercialization of that product without any further involvement by Jazz, except that we would pay Jazz royalties at a rate specified in the Option Agreement or License Agreement, as applicable, on our commercial sales of such product.

Standard Termination Provisions

Standard termination provisions in our license agreements state that the partner may terminate the agreement for convenience at any time upon prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. We may also terminate certain of these agreements upon the occurrence of specified events. Upon termination, the partner’s rights to our intellectual property with respect to the applicable target are cancelled and could then be used by us or re-licensed for that target. Unless earlier terminated, the agreement will continue in effect until the expiration of partner’s royalty obligations, which are determined on a product‑by‑product and country‑by‑country basis. For each product and country, royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last‑to‑expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

Other Agreements

From time to time we have entered into additional agreements with some of our collaborators pursuant to which we provide certain CMC-related development and pre-pivotal ADC manufacturing services, or supply ADC payloads,  to our collaborators with respect to products they are developing under their licenses with us, with respect to which we are entitled to receive payments at mutually negotiated rates.

Patents, Trademarks and Trade Secrets

ImmunoGen has a substantial and robust intellectual property portfolio comprising more than 800 issued patents and 560 pending patent applications on a worldwide basis. Our intellectual property strategy centers on obtaining high quality patent protection directed to many various embodiments of our proprietary technologies and product candidates. Using this strategy, our ADC technology and our product candidates are protected through a multi layered approach. In this regard, we have patents and patent applications covering antibodies and other cell binding agents, linkers, cytotoxic payload agents (e.g., tubulin acting maytansinoids and DNA acting IGNs), conjugation methodologies and complete ADCs, comprising one or more of these components, as well as methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various embodiments of each of ImmunoGen’s and our licensees’ product candidates.

We consider our tubulin-acting maytansinoid and DNA-acting IGN cytotoxic payload agent technologies to be key components of our overall patent strategy.  With regard to our tubulin-acting maytansinoid cytotoxic payload agents, we currently own 21 issued U.S. patents covering various embodiments of our maytansinoid technology including those with claims directed to certain maytansinoids, including DM4, and methods of manufacturing of both DM1 and DM4, as well as methods of using the same. These issued patents remain in force until various times between 2020 and 2033.  With regard to our IGN payload agents, we have 15 issued U.S. patents covering various aspects of our DNA-acting cytotoxic payload agents, which will expire at various times between 2030 and 2035.  In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions, including Europe, Japan, and China.  In nearly all cases for both our maytansinoid and IGN patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases.  In this regard, we have 18 issued patents related to many of our linker technologies, as well as additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these linker technologies.  The issued patents, expiring in 2021-2034, and any patents which may issue from the patent applications, cover the linkers, methods of making the linkers and antibody maytansinoid conjugates comprising these linkers.  We also have 13 issued U.S. patents covering methods of assembling ADCs from their constituent antibody, linker, and cytotoxic payload agent moieties.  These issued patents will expire in 2022-2037.  In nearly all instances for both our linker and conjugation patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years. In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions including Europe, Japan, and China.

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

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca/MedImmune and AbbVie have programs to attach a cell‑killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody‑based therapeutics and in recruiting highly qualified scientific personnel. Additionally, there are non‑ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical and other nonclinical laboratory tests, animal studies, and formulation studies according to current Good Laboratory Practices, or cGLP, or other applicable regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	performance of adequate and well‑controlled human clinical trials according to current Good Clinical Practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;
•	development and approval of a companion diagnostic device if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
•	submission to the FDA of an NDA or BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a clinical protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on‑going or proposed clinical trials or non‑compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I:  The product candidate is initially introduced into healthy human subjects and tested for safety and dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for severe or life‑threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

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

Post‑approval trials, sometimes referred to as Phase IV, may be conducted after initial marketing approval. These trials are used to gain additional information about the use of the approved drug in the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA or BLA.

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

For some of our product candidates, including mirvetuximab soravtansine and potentially others, we plan to work with collaborators to develop or obtain access to in vitro companion or complementary diagnostic tests to identify appropriate patients for these targeted therapies.

If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic, or IVD. Companion diagnostics can be used to identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness.

IVDs are regulated by the FDA as medical devices, and it issued a final guidance document in 2014, entitled “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA also issued a draft guidance on July 15, 2016, entitled, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

The FDA has recently introduced the concept of complementary diagnostics that are distinct from companion diagnostics because they provide additional information about how a drug is used or identify patients who are likely to derive the greatest benefit from therapy without being required for the safe and effective use of that drug.  The FDA has not yet provided much guidance on the regulation and use of complementary diagnostics, but several have been approved.

The FDA indicated that it will apply a risk-based approach to determine the regulatory pathway for IVD companion and complementary diagnostic devices, as it does with all medical devices. This means that the regulatory pathway will depend on the level of risk to patients, based on the intended use of the IVD companion diagnostic device and the controls necessary to provide a reasonable assurance of safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application, or PMA. We expect that any IVD companion diagnostic device developed for use with our drug candidates will utilize the PMA pathway and that a clinical trial performed under an investigational device exemption, or IDE, will have to be completed before the PMA may be submitted.

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

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Most sponsors of clinical trials of FDA‑regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial‑related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

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

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs, and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non‑compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

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

The FDA has issued a number of final and draft guidances in order to implement the law. In 2015, the FDA issued the following four final guidances: “Scientific Considerations in Demonstrating Biosimilarity to a Reference Product,” “Quality Considerations in Demonstrating Biosimilarity of a Therapeutic Protein Product to a Reference

Product,” “Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009 Guidance for Industry,” and “Formal Meetings between the FDA and Biosimilar Biological Product Sponsors or Applicants.” On December 28, 2016, it issued the final guidance entitled “Clinical Pharmacology Data to Support a Demonstration of Biosimilarity to a Reference Product.” The draft guidances include: “Reference Product Exclusivity for Biological Products Filed Under Section 351(a) of the PHS Act” issued on August 4, 2014, “Biosimilars: Additional Questions and Answers Regarding Implementation of the Price Competition and Innovation Act of 2009” issued on May 12, 2015, “Labeling for Biosimilar Products” issued on March 31, 2016, “Considerations in Demonstrating Interchangeability with a Reference Product Guidance for Industry” issued on January, 17, 2017, and “Statistical Approaches to Evaluate Analytical Similarity” issued on September 21, 2017. In addition, the FDA issued a final guidance on January 12, 2017 entitled “Nonproprietary Naming of Biological Products.”

The guidance documents provide FDA’s current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA intends to issue additional guidance documents in the future. Nonetheless, the absence of final guidance documents covering all biosimilars issues does not prevent a sponsor from seeking licensure of a biosimilar under the BPCIA, and the FDA has approved nine biosimilar products in the U.S. through December 31, 2017.

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

The FDA and the European Medicines Agency, or EMA, in the European Union granted orphan designation to mirvetuximab soravtansine, or IMGN853, when used for the treatment of ovarian cancer. In the U.S., orphan drug designation provides us with seven years of market exclusivity that begins once mirvetuximab soravtansine receives FDA marketing approval for the use for which the orphan drug status was granted. In the EU, orphan designation will provide us with ten years of market exclusivity that begins after mirvetuximab soravtansine receives marketing authorization for the use for which it was granted. We may pursue these designations for other indications for other product candidates intended for qualifying patient populations.

Expedited Review and Approval; Breakthrough Therapy Designation

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use. A favorable opinion typically results in the grant by the EMA of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the EMA, whose decision is binding on all member states.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third‑party reimbursement. Third‑party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations. We anticipate third‑party payers will provide reimbursement for our products. However, these third‑party payers are increasingly challenging the price and examining the cost‑effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We have incorporated certain health outcomes measures in our clinical studies, but  may need to conduct expensive additional pharmacoeconomic studies in order to demonstrate the cost‑effectiveness of our products. Our product candidates may not be considered cost‑effective. It is time consuming and expensive for us to seek reimbursement from third‑party payers. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for this research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third‑party payers do not consider our products to be cost‑ effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry and result in expanded coverage for the uninsured. With regard to pharmaceutical products, among other things, ACA was expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, some members of Congress and the President have expressed their strong desire to repeal the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed, for example, as part of the recently adopted Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. These challenges add to the uncertainty of the changes enacted as part of ACA. Moreover, President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Order or Congressional actions is not clear.

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

Research and Development Spending

During the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the fiscal years ended June 30, 2016 and 2015, we spent $139.7, $141.3, $66.6, $73.3, $148.1 and $111.8 million, respectively, on research and development activities.

Raw Materials and Manufacturing

We procure certain raw material components of finished conjugate, including antibodies, cytotoxic agents, and linkers, for ourselves and on behalf of our collaborators. In order to meet our commitments to our collaborators as well as our own needs, we are required to enter into agreements with third parties to produce these components well in advance of our production needs. Our principal suppliers for these components include Boehringer Ingelheim, Rentschler Biotechnologie GmbH, BSP Pharmaceuticals S.r.l., SAFC, Inc., Carbogen Amcis and Società Italiana Corticosteroidi S.r.l.

In addition, we operate a conjugate manufacturing facility. A portion of the cost of operating this facility, including the cost of manufacturing personnel, is incurred to conjugate material on behalf of our collaborators for which we receive payments based on the number of batches of preclinical and clinical materials produced on their behalf. In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at our Norwood facility by the end of 2018, with a full decommissioning of the facility expected by early 2019.

Employees

As of December 31, 2017, we had 293 full‑time employees, of whom 241 were engaged in research and development activities. Of the 241 research and development employees, 129 employees hold post‑graduate degrees, of which 52 hold Ph.D. degrees and nine hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at our Norwood facility by the end of 2018, with a full decommissioning of the facility expected by early 2019.  Implementation of the new operating model will result in a net reduction of our workforce by approximately 20 positions by the end of 2018.

Third‑Party Trademarks

Avastin, Kadcyla and Keytruda are registered trademarks of their respective owners. Probody is a trademark of CytomX Therapeutics, Inc.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of December 31, 2017, we had an accumulated deficit of $1.03 billion. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials, and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. Further, we expect to invest some of our resources during 2018 to support our existing collaborators as they work to develop ADC compounds. We may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. We anticipate incurring substantial marketing and other costs in the future as we establish marketing and sales capabilities to commercialize our late-stage product candidates. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborators, and from royalties received from the commercial sales of Kadcyla (which we sold the cash rights to for a period of time in 2015). We do not expect to generate revenues from the commercial sale of our internal product candidates in the near future, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products, establishing marketing and sales capabilities to commercialize our product candidates, as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future collaborator payments will be sufficient to meet our current and projected operating and capital requirements into the fourth quarter of 2019. However, we cannot provide assurance that such collaborator payments will, in fact, be received. Should such future collaborator payments not be earned and paid as currently anticipated, we expect we could seek additional funding from other sources. We may elect or need to seek additional financing sooner due to a number of other factors as well, including:

•	if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals; and
•	acquisition of technologies and other business opportunities that require financial commitments.

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

If our ADC technology does not produce safe, effective, and commercially viable products or if such products fail to obtain or maintain FDA approval, our business will be severely harmed.

Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC using our technology, Kadcyla, has obtained marketing approval. Our ADC product candidates and/or our collaborators’ ADC product candidates may not prove to be safe, effective, or commercially viable treatments for cancer and as a result, our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborators. Furthermore, we are aware of only three other compounds that are based on technology similar to our ADC technology that have obtained marketing approval by the FDA. If our ADC technology fails to generate product candidates that are safe, effective, and commercially viable treatments for cancer or such product candidates fail to obtain or maintain FDA approval, our business will be severely harmed.

Clinical trials for our and our collaborators’ product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborators must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time‑consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later‑stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborators, or the FDA or other regulatory authority might delay or halt any clinical trials of our product candidates for various reasons, including:

•	occurrence of unacceptable toxicities or side effects;
•	ineffectiveness of the product candidate;
•	insufficient drug supply, including delays in obtaining supplies/materials necessary for manufacturing such drugs;
•	negative or inconclusive results from the clinical trials, or results that necessitate additional nonclinical studies or clinical trials;
•	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;
•	delays in patient enrollment;

•	insufficient funding or a reprioritization of financial or other resources;
•

our or our collaborators’ inability to develop and obtain approval for any companion in vitro diagnostic devices that the FDA or other regulatory authority may conclude must be used with some of our product candidates to ensure their safe use; or

•	other reasons that are internal to the businesses of our collaborators and third-party suppliers, which they may not share with us.

Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborators’ product candidates could severely harm our business.

We and our collaborators are subject to extensive government regulations and we and our collaborators may not be able to obtain necessary regulatory approvals.

We and our collaborators may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborators, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record‑keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed outside of the U.S., they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the authorities for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post‑marketing studies. Any FDA or other regulatory approvals of our or our collaborators’ product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

Our and our collaborators’ product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborators fail to comply with regulations applicable to approved products, these approvals could be lost and the sale of our or our collaborators’ products could be suspended.

Even if we or our collaborators receive regulatory approval to market a particular product candidate, the approval could be conditioned on us or our collaborators conducting costly post‑approval studies or could limit the indicated uses included in product labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborators to withdraw it from the market or impede or delay our or our collaborators’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to regulatory review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record‑keeping related to the product remain subject to extensive regulatory requirements. We do not have prior experience complying with regulations pertaining to products that have already received marketing approval and therefore, we may be unable to or slow in complying with existing regulations, including changes in existing regulatory requirements, or new regulations. Furthermore, our collaborators may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements pertaining to products that have already received approval.

If we or our collaborators fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners’ products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

If our collaborators fail to perform their obligations under our agreements with them, or determine not to continue with clinical trials for particular product candidates, our business could be severely affected.

The development and commercialization of our product candidates depends, in part, upon the formation and maintenance of collaborative arrangements. Collaborations provide an opportunity for us to:

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

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborators may devote to our product candidates. Our collaborators may separately pursue competing product candidates, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborators may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

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

Even if our collaborators continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborators may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborators can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is, in some cases, in the discretion of our collaborators. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and from the development and commercialization of the products could be severely limited or eliminated. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize ADC compounds, our business prospects could be severely harmed.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborators to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborators in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. If a present or future collaborator of ours were to be involved in a business combination, the collaborator’s continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

Royalties from commercial sales of Kadcyla will likely fluctuate and will affect our reported royalty revenues and rights to receive future payments from the commercial sale of Kadcyla under our license agreement with Roche and our royalty purchase agreement with Immunity Royalty Holdings, L.P., or IRH.

Roche’s Kadcyla is currently the only product with respect to which we are entitled to receive royalties that has received marketing approval. In 2015, IRH paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Roche, through its Genentech unit, until IRH has received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by IRH reach a specified milestone. Once the applicable threshold is met, if ever, we will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term. These royalty revenues may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Kadcyla as well as the mix of U.S.‑based sales and ex‑U.S.‑based sales and our valid patent claims. While the royalty purchase transaction with IRH has mitigated any impact that fluctuations in these royalty revenues may have on our financial condition, negative fluctuations could delay, diminish, or eliminate our right to resume receiving 85% of the royalty in the future, as described above.

Royalty rates under our license agreements with our collaborators may vary over the royalty term depending on our intellectual property rights and the existence of certain third-party competing products.

Most of our license agreements with our collaborators provide that the royalty rates are subject to downward adjustment in the absence of ImmunoGen patent rights covering various aspects of the manufacture, use or sale of the products developed under such licenses, or if certain third‑party products compete with the particular product covered by the license agreement.

We depend on our collaborators for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

The royalty payments we receive are determined by our collaborators based on their reported net sales. Each collaborative partner’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a collaborative partner. Our agreement with Genentech provides us the right to audit the calculations and sales data for the associated royalty payments related to sales of Kadcyla; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and generally require audit‑related cost on our part.

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

We currently rely on third‑party manufacturers with commercial production experience to produce our antibodies, linkers, payloads, drug substance, and drug product, and any delay or interruption in such manufacturers’ operations could impair our ability to advance clinical trials and commercialization of our product candidates.

We rely on third‑party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for later‑stage clinical trials and commercialization of our potential products. We have established relationships with third‑party manufacturers to provide materials for our clinical trials, and are developing relationships with these and other third-party manufacturers that we believe will be necessary to continue the development of our product candidates and to supply commercial quantities of these product candidates, if they are approved. Third‑party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.  Historically we manufactured non-pivotal drug substance, and performed quality testing for both drug substance and drug product, at our Norwood, Massachusetts manufacturing plant.  In February 2018, we initiated the implemention of a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. This new operating model will lead to the ramp-down of manufacturing and quality activities at our Norwood facility by the end of 2018, with a full decommissioning of the facility expected by early 2019 and will increase our reliance on third-party contract manufacturers.

We currently rely on a sole third‑party manufacturer with commercial production experience to produce our cell‑killing agents, DM1 and DM4, and any delay or interruption in such manufacturer’s operations could impair our ability to advance preclinical and clinical trials and commercialization of our product candidates and our collaborators’ products candidates.

We rely on a sole third‑party supplier, Societá Italiana Corticosteroidi S.r.l, to manufacture the DM4 used in mirvetuximab soravtansine. Any delay or interruption in the operations of our sole third-party supplier and/or our supply of DM4 could lead to a delay or interruption in our manufacturing operations, preclinical studies, clinical trials and commercialization of our product candidates and our collaborators’ product candidates, which could negatively affect our business.

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

We believe that the efforts of governments and third‑party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non‑Medicare third‑party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. The Patient Protection and Affordable Care Act, or ACA, which became effective in 2010, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and institute additional health policy reforms. It also requires discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the ACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers. The financial impact of these discounts, increased rebates and fees, and the other provisions of the ACA on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the ACA. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or have effectively been repealed, for example, as part of the recently adopted Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. The longevity of other key provisions of the ACA continues to be uncertain. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

In 2016, the 21st Century Cures Act was signed into law. This law is intended to enable the acceleration of the discovery, development and delivery of 21st century cures, among other things. Provisions in that law, such as those applying to precision medicine, technical updates to clinical trial databases and advancing new drug therapies, could apply directly or indirectly to our activities and those of our collaborators.  At this point, however, it is not clear how that law will be implemented and what effect it may have on our business.

We currently do not have the direct sales, marketing, or distribution capabilities necessary to successfully commercialize our products on a large-scale and may be unable to establish such capabilities.

We currently have no direct sales, marketing or distribution capabilities. We may rely on third parties to market and sell most of our primary product candidates or we may outlicense these products prior to the time when these capabilities are needed. If we decide to market our potential products through a direct sales force, we would need either to hire a sales force with prior demonstrated, substantial experience in pharmaceutical sales or to contract with a third party to provide an experienced sales force which meets our needs. We may be unable to establish marketing, sales, and distribution capabilities necessary to commercialize and gain market acceptance for our potential products and be competitive. In addition, co‑promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our compounds successfully.

If our product candidates or those of our collaborators do not gain market acceptance, our business will suffer.

Even if clinical trials demonstrate the safety and efficacy of our and our collaborators’ product candidates and the necessary regulatory approvals are obtained, our and our collaborators’ products may not gain market acceptance among physicians, patients, healthcare payers and other members of the medical community. The degree of market acceptance of any products that we or our collaborators develop will depend on a number of factors, including:

•	their level of clinical efficacy and safety;
•	their advantage over alternative treatment methods;
•	our/the marketer’s and our collaborators’ ability to gain acceptable reimbursement and the reimbursement policies of government and other third‑party payers; and
•	the quality of the distribution capabilities of the party(ies) responsible to market and distribute the product(s).

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

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins, and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca/MedImmune and AbbVie. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human and other resources than we do. As a result, they may:

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

The Leahy‑Smith America Invents Act became fully effective in 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first inventor‑to‑file system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Governmental rule‑making implementing the new statute is evolving and will continue to introduce new substantive rules and procedures, particularly with regard to post‑grant proceedings such as inter partes review and post‑grant review. In due course, the courts will interpret various aspects of the law and related agency rules in ways that we cannot predict, potentially making it easier for competitors and other interested parties to challenge our patents, which, if successful, could have a material adverse effect on our business and prospects. In addition, the U.S. Supreme Court has become increasingly active in reviewing U.S. patent law in recent years, and the extent to which recent decisions will affect our ability to enforce certain types of claims under our U.S. patents or obtain future patents in certain areas is difficult to predict at this time.

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

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products or other matters. From time to time, we have received correspondence from third parties alleging that we infringe their intellectual property rights. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time‑consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third‑party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third‑party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain such license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

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

We may not have sufficient resources to satisfy any liability resulting from these claims. While we currently have product liability insurance for products which are in clinical testing, our coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborators begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations could subject us to significant penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the U.S. to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In many countries, health care professionals who serve as investigators in our clinical studies, or may prescribe or purchase any of our product candidates if they are approved, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions.

Our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) laws or regulations in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable laws prohibiting the promotion of a medical product for a use that has not been cleared or approved; (4) fraud and abuse, anti-corruption and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to laws intended to prevent fraud, bias, misconduct, kickbacks, self-dealing and other abusive practices, and these laws may differ substantially from country to country. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials or performing other services, which could result in investigations, sanctions and serious harm to their or our reputation. In addition, we have limited experience with respect to laws governing the commercial sale of pharmaceutical products and we will need to implement measures to ensure compliance with these laws before the commercialization of any of our product candidates, if approved. The failure to adequately implement these measures could negatively impact our sales and marketing activities and our business.

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, sales, marketing, distribution and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non‑profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non‑recurring licensing fees, decisions of our collaborators with respect to our agreements with them, reimbursement for manufacturing services, and the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaboration. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly and/or annual operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter‑to‑quarter and year‑to‑year comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

The potential sale of additional shares of our common stock may cause our stock price to decline.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest of existing shareholders will be diluted and the price of our stock may decline. The price of our common stock may also decline if the market expects us to raise additional capital through the sale of equity or convertible debt securities whether or not we actually plan to do so.

We do not intend to pay cash dividends on our common stock.

We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, shareholders will have to rely on appreciation in our stock price, if any, in order to achieve a gain on an investment.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease approximately 110,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five‑year terms. We also lease approximately 43,850 square feet of space at 333 Providence Highway, Norwood, MA, which serves as our conjugate manufacturing facility and office space. The 333 Providence Highway lease expires on June 30, 2018. In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at our Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility expected by early 2019.

Due to space requirements, in 2013, we entered into a lease agreement for the rental of 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA. The lease expires in September, 2018. We have entered into a sublease for this space through the remaining initial term of the lease. In 2016, we entered into a lease agreement for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. We are actively seeking to sub-lease this space as well, as our needs have been reduced.

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

Mark J. Enyedy, age 54, joined ImmunoGen in 2016, and has served as our President and Chief Executive Officer since that date. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC, a pharmaceutical company, from 2013 to 2016, including as Executive Vice President and Head of Corporate Development from 2014 to 2016, where he led Shire’s strategy, M&A, and corporate planning functions and provided commercial oversight of Shire’s pre-Phase 3 portfolio. Prior to joining Shire he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis, he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a JD from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of Fate Therapeutics, Inc. and Keryx Biopharmaceuticals, Inc.

Craig Barrows, age 63, joined ImmunoGen in 2007, and has served as our Executive Vice President, General Counsel and Secretary since 2016. Prior to that he served as Vice President, General Counsel and Secretary for more than five years.

Anna Berkenblit, MD, age 48, joined ImmunoGen in 2015, and has served as our Vice President and Chief Medical Officer since that date. Prior to joining ImmunoGen, she served as Senior Vice President and Head of Clinical Research at H3 Biomedicine Inc., a pharmaceutical company, from 2013 to 2015. Prior to that she served as Vice President and Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to that she spent five years at the oncology business unit of Pfizer Inc. (and Wyeth, prior to its acquisition by Pfizer) in roles of increasing responsibility related to medical research and clinical development. Dr. Berkenblit holds a Doctor of Medicine degree from Harvard Medical School and a master’s degree from the Harvard/MIT Health & Sciences clinical investigator training program.

Richard J. Gregory, PhD, age 60, joined ImmunoGen in 2015, and has served as our Executive Vice President and Chief Scientific Officer since that date. Prior to joining ImmunoGen, he spent 25 years at Genzyme Corporation, a biopharmaceutical company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory holds a PhD from the University of Massachusetts, Amherst, and completed his post‑doctoral work at the Worcester Foundation for Experimental Biology.  Dr. Gregory is also a director of ProMIS Neurosciences Inc.

David B. Johnston, age 62, joined ImmunoGen in 2013, and has served as our Executive Vice President and Chief Financial Officer since that date. Prior to joining ImmunoGen, Mr. Johnston served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from 2007 to 2013. Mr. Johnston holds a Master of Business Administration from the University of Michigan.

In March 2016, the SEC filed a complaint in the U.S. District Court for the District of Massachusetts, asserting civil claims against AVEO Pharmaceuticals, Inc. and several related parties, including Mr. Johnston. The complaint alleges that the defendants made false or misleading statements to investors regarding communications with the U.S. Food and Drug Administration about AVEO Pharmaceutical's drug candidate, tivozanib. The SEC asserts claims under Section 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act or 1934, as amended, and Rules 10b-5 and 13a-14 promulgated thereunder. In the complaint, the SEC seeks a permanent injunction, disgorgement, an officer bar, and civil penalties. In May 2016, Mr. Johnston filed an answer to the SEC's complaint denying the allegations. Mr. Johnston has informed us that he intends to vigorously defend himself at trial, and that AVEO Pharmaceuticals and/or its insurance carrier are bearing the costs of his defense.

Thomas Ryll, PhD, age 57, joined ImmunoGen in 2015, and has served as our Vice President, Technical Operations, since 2017. Prior to that he served as Vice President, Process and Analytical Development, from his date of hire to 2017. Prior to joining ImmunoGen, he spent almost nine years at Biogen Inc. (formerly known as Biogen Idec Inc.), a biopharmaceutical company, in roles of increasing responsibility in the area of cell line culture development, including Senior Director in Biogen’s technical development department. Dr. Ryll holds a PhD in biotechnology and biochemistry from the Technical University of Braunschweig, Germany, and completed his post-doctoral work at the Society for Biotechnology Research (now the Helmholtz Center for Infection Research) in Germany.

Theresa G. Wingrove, PhD, age 60, joined ImmunoGen in 2011, and has served as our Senior Vice President, Regulatory Affairs and Quality since February 2018. Prior to that she served as Vice President, Regulatory Affairs and Quality from 2017 to February 2018, and prior to that as Vice President, Regulatory Affairs for more than five years. Dr. Wingrove holds a PhD in biochemical toxicology from the University of Rochester School of Medicine and Dentistry, and completed her postdoctoral work at the University of Rochester Medical Center.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “IMGN.” The table below sets forth the high and low closing price per share of our common stock as reported by NASDAQ:

	Calendar Year 2017		Transition Period 2016		Fiscal Year 2016
	High	Low	High	Low	High	Low
First Quarter	$3.89	$2.08	$3.23	$2.65	$19.39	$9.54
Second Quarter	$7.22	$2.89	$2.67	$1.56	$13.95	$10.04
Third Quarter	$8.47	$5.40			$12.85	$7.02
Fourth Quarter	$7.92	$5.07			$9.76	$2.98

As of February 28, 2018, the closing price per share of our common stock was $11.11, as reported by NASDAQ, and we had 344 holders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders(1)	11,971	$9.92	5,406
Equity compensation plans not approved by security holders	—	—	—
Total	11,971	$9.92	5,406

(1)	These plans consist of the 2006 and 2016 Employee, Director and Consultant Equity Incentive Plans.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

None.

Item 6.    Selected Financial Data

The following table (in thousands, except per share data) sets forth our selected financial data.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

		Twelve	Six Month
	Year	Months	Transition	Six Months
	Ended	Ended	Period Ended	Ended
	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Years Ended June 30,
	2017	2016	2016	2015	2016	2015	2014	2013
		(unaudited)		(unaudited)
Consolidated Statement of Operations Data:
Total revenues	$115,447	$48,628	$21,506	$32,880	$60,002	$85,541	$59,896	$35,535
Total operating expenses	174,429	184,271	88,992	89,714	184,993	139,996	131,427	108,544
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	13,682	18,593	8,665	10,202	20,130	5,437	—	—
Non-cash debt conversion expense	22,915	—	—	—	—	—	—	—
Other (expense) income, net	(433)	(2,497)	(2,732)	69	304	(847)	167	198
Net loss	$(96,012)	$(156,733)	$(78,883)	$(66,967)	$(144,817)	$(60,739)	$(71,364)	$(72,811)
Basic and diluted net loss per common share	$(0.98)	$(1.80)	$(0.91)	$(0.77)	$(1.67)	$(0.71)	$(0.83)	$(0.87)
Basic and diluted weighted average common shares outstanding	98,068	87,029	87,102	86,904	86,976	86,038	85,481	84,063

	Dec. 31		Dec. 31	Dec. 31	June 30,
	2017		2016	2015	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$267,107		$159,964	$212,283	$245,026	$278,109	$142,261	$194,960
Total assets	294,676		198,864	246,586	287,085	313,823	165,318	213,596
Long-term convertible notes - net	2,050		96,965	—	96,628	—	—	—
Shareholders’ (deficit) equity	(17,895)		(152,850)	(16,686)	(82,304)	35,104	75,699	121,847

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical-stage biotechnology company focused on developing innovative antibody-drug conjugate, or ADC, therapies that meaningfully improve the lives of people with cancer. An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with four approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express medium or high levels of FRα and who have received up to three prior treatment regimens. In June 2017, we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or ORR, was 47 percent (95% CI 30, 65) and median progression-free survival, or mPFS, was 6.7 months (95% CI 4.1, 8.3). The safety profile of this pooled population was consistent with data previously reported (ASCO 2016), consisting of low grade, manageable adverse events. The Phase 3 FORWARD I trial is ongoing with sites enrolling in the U.S., Canada and Europe and we expect the trial to enroll fully by mid-2018.

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, carboplatin, and Keytruda® (pembrolizumab). Based on the encouraging profile of these combinations, we have advanced expansion cohorts for the Avastin and Keytruda combinations in patients with platinum-resistant disease and have recently initiated a triplet combination evaluating mirvetuximab plus carboplatin and Avastin in patients with recurrent platinum-sensitive ovarian cancer. We reported the first clinical data from FORWARD II in June 2017 demonstrating that mirvetuximab soravtansine may complement currently available therapies in a range of treatment settings, including earlier lines of therapy. We expect to report additional data from FORWARD II during 2018.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported clinical data from this trial in December 2017 demonstrating IMGN779 is well tolerated with no dose limiting toxicities and that IMGN779 has dose-dependent biological and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML. We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies, including AML and BPDCN. In January 2018, we announced that the first patient had been dosed in the Phase 1 trial of IMGN632.

In August 2017, we announced a strategic collaboration and option agreement with Jazz Pharmaceuticals plc, or Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with Amgen, Bayer, Biotest, CytomX, Debiopharm, Lilly, Novartis, and Sanofi. We also have a partnership with Takeda, and expect they will advance their first candidate with our ADC technology deploying our IGN payload into clinical testing for solid tumors in the first half of 2018. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, Significant Collaborative Agreements, to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2017, we had $267.1 million in cash and cash equivalents compared to $160.0 million as of December 31, 2016.

Change in fiscal year

As previously reported, we changed our fiscal year end to December 31 from June 30 effective January 1, 2017. This Annual report on Form 10-K is for the twelve months ended December 31, 2017, and we previously filed a transition report for the six-month period of July 1, 2016 through December 31, 2016, which we refer to as the transition period.

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

Revenue Recognition

We enter into licensing and development agreements with collaborators for the development of ADC therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents, and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales. We follow the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605‑25, “Revenue Recognition—Multiple‑Element Arrangements,” and ASC Topic 605‑28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand‑alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2017, we had three material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use our ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

-	Amgen (two exclusive single-target licenses – one of which has been sublicensed to Oxford BioTherapeutics Ltd.)
-	Bayer (one exclusive single-target license)
-	Biotest (one exclusive single-target license)
-	CytomX (one exclusive single-target license)
-	Fusion Pharmaceuticals (one exclusive single-target license)

-	Lilly (three exclusive single-target licenses)
-	Novartis (five exclusive single-target licenses and one license to two related targets: one target on an exclusive basis and the second target on a non-exclusive basis)
-	Roche, through its Genentech unit (five exclusive single-target licenses)
-	Sanofi (five fully-paid, exclusive single-target licenses)
-	Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)
-	Debiopharm (one exclusive single-compound license)
•

Research license/option agreement for a defined period of time to secure development and commercialization licenses to use our ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right‑to‑test agreements):

-	Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.
•	Collaboration and option agreement for a defined period of time to secure development and commercialization licenses to develop and commercialize specified anticancer compounds on established terms:
-	Jazz Pharmaceuticals

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

In determining the units of accounting, management evaluates whether the license has stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace. If we conclude that the license has stand‑alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the license and all other units of accounting based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the our ADC technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the our collaborators and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

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

We may also provide cytotoxic agents to our collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. We recognize revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below our full cost, and our full cost is not expected to ever be below its contract selling prices for our existing collaborations. During the twelve months ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the fiscal years ended June 30, 2016 and 2015, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $3.1, $3.7, $0.9, $4.1, $6.9 and $9.2 million, respectively. The majority of the costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials we produce is directly related to the scale and scope of preclinical activities and the number of clinical trials we and our collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

Non‑refundable development and regulatory milestones that are expected to be achieved as a result of our efforts during the license period are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because we do not contribute significant effort to the achievement of such milestones are recognized as revenue upon achievement of the milestone, as long as there are no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria are met.

Under our development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we are to receive royalty reports and payments from its licensees approximately one quarter in arrears, that is, generally in the second or third month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, or one quarter following the quarter in which sales by our licensees occurred.

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

The accounting for right to test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of a right to test agreement, we are at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. None of our right to test agreements entered into subsequent to the adoption of Accounting Standards Update, or ASU, No. 2009 13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010 has been determined to contain substantive options. For right to test agreements where the options to secure development and commercialization licenses to our ADC technology are not considered substantive, we consider the development and commercialization licenses to be a deliverable at the inception of the agreement and apply the multiple element revenue recognition criteria to determine the appropriate revenue recognition. Subsequent to the adoption of ASU No. 2009-13, we determined that our research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

Collaboration and Option Agreements

Our collaboration and option agreements provide collaborators the right, for a defined period of time, to opt-in or “take” licenses to develop and commercialize ADCs directed to specified targets on established terms. Under these agreements, fees may be due to us(i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of an agreement, we are at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses.

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

In determining the units of accounting, management evaluates whether the options or licenses have stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances. An option may be a separate unit of accounting if it is granted at a significant discount, however it generally does not have stand-alone value from the license as it only grants a right to receive a license versus a license itself.   If we conclude that an option and license combined has stand‑alone value and therefore will be accounted for as a separate unit of accounting, we then determine the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model is then used to estimate the fair value of the option with volatility determined using the stock prices of comparable companies. The cash flow is discounted at a rate representing the Company’s estimate of its cost of capital at the time.

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

In determining whether a collaboration and option agreement is within the scope of ASC 808, management evaluates the level of involvement of both companies in the development and commercialization of the products to determine if both parties are active participants and if both parties are exposed to risks and rewards dependent on the commercial success of the licensed products. If the agreement is determined to be within the scope of ASC 808, we will segregate the research and development activities and the related cost sharing arrangement. Payments made by us for such activities will be recorded as research and development expense and reimbursements received from our partner will be recognized as an offset to research and development expense.

Inventory

We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of our inventory is subject to judgment and estimation. The actual net realizable value of our inventory could vary significantly from our estimates. The Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represents net realizable value. We consider quantities of raw materials in excess of twelve‑month projected usage that are not supported by firm, fixed collaborator orders and projections at the time of the assessment to be excess. During the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015 and fiscal years 2016 and 2015, we obtained additional quantities of DMx from our supplier which amounted to more material than would be required by our collaborators over the next twelve months and as a result, we recorded $403,000, $302,000, $150,000, $966,000, $1.1 million, and $1.0 million, respectively, of charges to research and development expense related to raw material inventory identified as excess. Our collaborators’ estimates of their clinical material requirements are based upon expectations of their clinical trials, including the timing, size, dosing schedule and the maximum tolerated dose likely to be reached for the compound being evaluated. Our collaborators’ actual requirements for clinical materials may vary significantly from their projections. Significant differences between our collaborators’ actual manufacturing orders and their projections could result in our actual twelve‑month usage of raw materials varying significantly from our estimated usage at an earlier reporting period. Such differences and/or reductions in collaborators’ projections could indicate that we have excess raw material inventory and we would then evaluate the need to record write‑downs, which would be included as charges to research and development expense.

Stock‑based Compensation

As of December 31, 2017, we are authorized to grant future awards under one share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan. The stock‑based awards are accounted for under ASC Topic 718, “Compensation—Stock Compensation,” pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black‑Scholes option‑pricing model. Expected volatility is based exclusively on historical volatility data of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post‑vesting termination behavior amongst our employee population. The risk‑free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost related to stock options and restricted stock incurred during the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015, and fiscal years 2016 and 2015 was $11.1, $19.8, $8.1, $10.2, $21.9 and $15.3 million, respectively. During each of calendar and fiscal years 2016, we recorded $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. Stock compensation cost related to director deferred share units recorded during the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015 and fiscal years 2016 and 2015 was $206,000, $431,000, $215,000, $164,000, $380,000 and $389,000, respectively.

Future stock‑based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

Our total revenues for the year ended December 31, 2017 were $115.4 million compared with $48.6 million for the year ended December 31, 2016. The $66.8 million increase in revenues in calendar year 2017 compared to 2016 is attributable to an increase in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue. Our total revenues for the six months ended December 31, 2016 were $21.5 million compared with $32.9 million for the six months ended December 31, 2015. The $11.4 million decrease in revenues in the six-month transition period is attributable to a decrease in license and milestone fees and clinical materials revenue, partially offset by an increase in non-cash royalty revenue and research and development support revenue. Our total revenues for the fiscal year ended June 30, 2016 were $60.0 million compared with $85.5 million for the year ended June 30, 2015. The $25.5 million decrease in revenues in fiscal year 2016 compared to fiscal 2015 is attributable to a decrease in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by an increase in non‑cash royalty revenue and research and development support revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborators in the years ended December 31, 2017 and 2016, the six month periods ended December 31, 2016 and 2015, and the fiscal years ended June 30, 2016 and 2015 is shown in the following table (in thousands):

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
License and Milestone Fees	2017	2016	2016	2015	2016	2015
		(unaudited)		(unaudited)
Collaborative Partner:
Amgen	$17	$16	$8	$1,009	$1,017	$17
Bayer HealthCare	—	10,000	—	—	10,000	—
Biotest	—	—	—	12	12	25
CytomX	13,665	—	—	—	—	—
Debiopharm	29,500	—	—	—	—	—
Janssen	—	—	—	—	—	241
Lilly	22	24	12	5,011	5,023	15,644
Novartis	180	5,180	5,090	90	180	35,915
Sanofi	36,000	1	—	2,008	2,009	5,973
Takeda	85	84	42	8,632	8,674	—
Total	$79,469	$15,305	$5,152	$16,762	$26,915	$57,815

Revenue from license and milestone fees for the year ended December 31, 2017 increased $64.2 million to $79.5 million from $15.3 million for the year ended December 31, 2016. Included in license and milestone fees for the year ended December 31, 2017 is $29.5 million of revenue related to the sale and transfer of our IMGN529 asset to Debiopharm, a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi, $6 million of development milestones achieved under the collaboration and license agreement with Sanofi prior to amendment, $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and a $1 million development milestone achieved under said license agreement with CytomX. Included in license and milestone fees for the year ended December 31, 2016 are $15 million of development milestones achieved under license agreements with Bayer and Novartis.

Revenue from license and milestone fees for the six months ended December 31, 2016 decreased $11.6 million to $5.2 million from $16.8 million for the six months ended December 31, 2015. Included in license and milestone fees for the six months ended December 31, 2016 is a $5 million development milestone achieved under a license agreement with Novartis compared to $8 million of development milestones achieved under license agreements with Lilly, Sanofi and Amgen and $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda.

License and milestone fees for the year ended June 30, 2016 were $26.9 million compared with $57.8 million for the year ended June 30, 2015. Included in license and milestone fees for the year ended June 30, 2016 is $8.6 million of license revenue earned upon the execution of a development and commercialization license taken by Takeda and $18 million of development milestones achieved under license agreements with Bayer, Lilly, Sanofi and Amgen. Included in license and milestone fees for the year ended June 30, 2015 is $15.6 million of license revenue earned upon the execution of two development and commercialization licenses by Lilly, $25.7 million of license revenue earned upon the execution of three development and commercialization licenses by Novartis and $14 million of development milestones achieved under license agreements with Novartis and Sanofi. Also, during fiscal 2015, we made a change in estimate to our period of substantial involvement as it relates to an exclusive license with Sanofi which resulted in an increase to license and milestone fees of $1.5 million in fiscal 2015 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

Deferred revenue of $95.2 million as of December 31, 2017 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Non-cash royalty revenue related to the sale of future royalties

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, an ADC product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $28.1 , $26.2, $12.9, $12.0, $25.3 and $5.5 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the years ended June 30, 2016 and 2015. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P. See further details regarding royalty obligation in Note F of the Consolidated Financial Statements. We expect royalty revenue to increase in future periods as the underlying net sales of Kadcyla increase.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue decreased $1.7 million during the year ended December 31, 2017 to $3.5 million compared to $5.2 million for the year ended December 31, 2016. Research and development support revenue was $2.8 million for the six months ended December 31, 2016 compared to $1.6 million for the six months ended December 31, 2015, and was $4.0 million for the year ended June 30, 2016 compared to $2.8 million for the year ended June 30, 2015.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue increased by $2.5 million during the year ended December 31, 2017 to $4.4 million compared to $1.9 million during the year ended December 31, 2016. Clinical materials revenue was $679,000 for the six months ended December 31, 2016 compared to $2.3 million for the six months ended December 31, 2015, and was $3.6 million for the year ended June 30, 2016 compared with $5.5 million for the year ended June 30, 2015. During the periods presented, we shipped clinical materials in support of a number of our collaborators’ clinical trials, as well as preclinical materials in support of certain collaborators’ development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge. In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs, and will discontinue providing such services to our collaborators. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at our Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility expected by early 2019.

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

Research and development expense for the year ended December 31, 2017 decreased $1.6 million to $139.7 million from $141.3 million for the year ended December 31, 2016. This decrease is primarily due to a workforce reduction resulting from a strategic review in September 2016 and lower third-party service fees, partially offset by increased clinical trial and drug supply costs, particularly related to the FORWARD I AND FORWARD II studies.

Research and development expense for the six months ended December 31, 2016 decreased $6.7 million to $66.6 million from $73.3 million for the six months ended December 31, 2015. The decrease in the 2016 transition period is primarily due to: (i) decreased third-party costs related to timing of activities to support pivotal development of mirvetuximab soravtansine; (ii) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators; and (iv) decreased cytotoxic and antibody costs due to timing of supply requirements; partially offset by increased clinical trial costs, particularly related to the FORWARD I AND FORWARD II studies.

Research and development expense for the year ended June 30, 2016 increased $36.3 million to $148.1 million from $111.8 million for the year ended June 30, 2015. The increase in fiscal year 2016 is primarily due to: (i) increased clinical trial costs, particularly related to mirvetuximab soravtansine; (ii) greater third-party costs related to internal product program advancement; (iii) increase in facility‑related expenses due primarily to additional laboratory and office space occupied since July 2014 and increased depreciation and amortization related to major capital equipment and improvements; and (iv) increased personnel expenses, principally due to hiring at that time and incentive compensation. Research and development salaries and related expenses increased by $10.6 million to $63.2 million in the year ended June 30, 2016 compared to the year ended June 30, 2015. The average number of our research personnel increased to 295 for the year ended June 30, 2016 compared to 266 for the year ended June 30, 2015. Included in salaries and related expenses for the year ended June 30, 2016 is $12.2 million of stock compensation costs compared to $9.9 million for fiscal year 2015. The higher stock compensation costs in fiscal year 2016 compared to fiscal year 2015 is driven by increases in the number of annual options granted due to increases in personnel, as well as higher stock prices in fiscal 2015.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
Research and Development Expense	2017	2016	2016	2015	2016	2015
		(unaudited)		(unaudited)
Research	$22,570	$24,825	$11,974	$11,903	$24,754	$20,729
Preclinical and Clinical Testing	68,794	66,476	31,152	33,531	68,855	42,546
Process and Product Development	10,261	13,947	6,994	5,582	12,535	8,468
Manufacturing Operations	38,114	36,064	16,446	22,315	41,933	40,025
Total Research and Development Expense	$139,739	$141,312	$66,566	$73,331	$148,077	$111,768

Research

Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in‑license certain technology, facilities and lab supplies. Research expenses for the year ended December 31, 2017 decreased $2.2 million to $22.6 million from $24.8 million for the year ended December 31, 2016. This decrease is principally due to a decrease in salaries and related expenses driven primarily by a decrease in personnel and lower stock compensation expense, and to a lesser extent a decrease in lab supplies and contract service expense driven by timing of certain internal and partner activities.

Research expenses increased $71,000 to $12.0 million in the six months ended December 31, 2016 from the six months ended December 31, 2015. The increase in the 2016 transition period was principally due to an increase in facility-related expenses, partially offset by a decrease in salaries and related expenses and a decrease in lab supplies driven by timing of certain internal and partner activities. Research expenses increased $4.1 million to $24.8 million in fiscal year 2016 from fiscal year 2015. The increase in fiscal year 2016 was principally due to increases in salaries and related expenses and facility-related expenses, as well as an increase in lab supplies driven by increased internal and partner activities.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the year ended December 31, 2017 increased $2.3 million to $68.8 million compared to $66.5 million for the year ended December 31, 2016. This increase is primarily the result of an increase in clinical trial costs driven substantially by advancement of the Phase 3 mirvetuximab soravtansine study, partially offset by the following: (i) a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense, (ii) a credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017; and (iii) a decrease in contract services and consulting fees due to timing of certain activities.

Preclinical and clinical testing expenses decreased $2.4 million to $31.2 million in the six months ended December 31, 2016 from the six months ended December 31, 2015. The decrease in the 2016 transition period was principally due to a decrease in contract service expense, particularly related to timing of certain activities to support pivotal development of mirvetuximab soravtansine, partially offset by greater clinical trial costs incurred related to the combination and Phase 3 mirvetuximab soravtansine studies, as well as costs incurred related to the IMGN779 study, which initiated in the second half of fiscal 2016, partially offset by lower costs related to the Phase I mirvetuximab soravtansine study that was winding down and lower costs related to the IMGN289 study that was discontinued in fiscal 2015. Preclinical and clinical testing expenses increased $26.4 million to $68.9 million in fiscal year 2016 from fiscal year 2015. The increase in fiscal year 2016 was principally the result of (i) greater clinical trial costs incurred related to the expanded mirvetuximab soravtansine studies, as well as costs incurred related to the IMGN529 combo study and IMGN779 study which both initiated in the current year, partially offset by lower costs related to the IMGN289 study that was discontinued in fiscal 2015; (ii) increased contract service expense driven by increased activities to advance our internal programs, particularly mirvetuximab soravtansine; and (iii) an increase in salaries and related expenses.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the year ended December 31, 2017, total development expenses decreased $3.7 million compared to the year ended December 31, 2016. This decrease is principally the result of: (i) a decrease in salaries and related expenses driven substantially by a decrease in personnel and lower stock compensation expense; (ii) a decrease in contract services driven by decreased development activities related to our IGN cytotoxic agents in the current year; (iii) a credit recorded against IMGN779 and IMGN632 development costs in the current year resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017; and (iv) a decrease in lab supplies.

Total development expenses increased $1.4 million to $7.0 million in the six months ended December 31, 2016 from the six months ended December 31, 2015. The increase in the 2016 transition period was principally due to increases in salaries and related expenses and facility-related expenses. Total development expenses increased $4.0 million to $12.5 million in fiscal year 2016 from fiscal year 2015. The increase in fiscal year 2016 was primarily the result of an increase in salaries and related expenses, as well as an increase in contract service expense driven primarily by IGN development activities.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators’ product candidates, quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, non‑pivotal and pivotal development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the year ended December 31, 2017, manufacturing operations expense increased $2.0 million to $38.1 million compared to $36.1 million in the year ended December 31, 2016. This increase is principally the result of: (i) an increase in antibody development and supply expense driven largely by mirvetuximab soravtansine commercial-readiness activities; (ii) an increase in costs of clinical materials revenue charged to research and development expense due to timing of orders and release of such clinical materials from our partners; and (iii) an increase in cost of cytotoxic agents driven by timing of supply requirements for the IMGN779 and IMGN632 clinical studies. Partially offsetting these increases are the following: (i) a decrease in salaries and related expenses due primarily to a decrease in personnel and lower stock compensation expense; (ii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the current year; (iii) a credit recorded against IMGN779 and IMGN632 development costs in the current year resulting from cost-sharing with Jazz; (iv) a decrease in mirvetuximab soravtansine third-party conjugation costs driven by timing; and, (v) a decrease in contract services due primarily to DMx development activities conducted in the prior year.

Manufacturing operations expenses decreased $5.9 million to $16.4 million in the six months ended December 31, 2016 from the six months ended December 31, 2015. The decrease in the 2016 transition period was principally due to (i) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders from our partners and release of such clinical materials; (ii) a decrease in cost of cytotoxic agents driven by timing of supply requirements; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators during the period; (iv) a decrease in antibody development and supply expense driven primarily by timing of supply of coltuximab ravtansine; and (v) a decrease in salaries and related expenses. Manufacturing operations expense increased $1.9 million to $41.9 million in fiscal year 2016 from fiscal year 2015. The increase in fiscal year 2016 was primarily the result of a decrease in costs capitalized into inventory due to a lesser number of manufactured batches of conjugated materials on behalf of our collaborators and an increase in salaries and related expenses. Partially offsetting these increases, costs of clinical materials revenue charged to research and development expense decreased due to timing of orders and release of such clinical materials from our partners and antibody development and supply expense decreased driven primarily by supply required in fiscal 2015 not needed in fiscal 2016 for our discontinued IMGN289 program.

Antibody development and supply expense in anticipation of potential future clinical trials, as well as our ongoing trials, was $12.5, $7.7, $4.3, $5.2, $8.6 and $8.8 million for the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the fiscal years ended June 30, 2016 and 2015, respectively. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 decreased $4.6 million to $33.9 million compared to $38.5 million for the year ended December 31, 2016. This  decrease is primarily due to lower salaries and related expenses driven by a $3.3 million non-cash stock compensation charge recorded in the prior period resulting from the CEO transition and a decrease in professional service fees due to reengineering consulting services in the prior year, as well as decreased recruiting and patent fees in the current year. Partially offsetting these decreases, legal fees increased related to new partner agreements executed during the current year.

General and administrative expenses for the six months ended December 31, 2016 increased $1.6 million to $18.0 million from $16.4 million for the six months ended December 31, 2015. The increase in the 2016 transition period was primarily due to increased professional service fees relating to the Company’s strategic review and resulting restructuring activities, partially offset by lower salaries and related expenses and lower administrative expenses. General and administrative expenses for the year ended June 30, 2016 increased $8.7 million to $36.9 million from $28.2 million for the year ended June 30, 2016. The increase in fiscal year 2016 was primarily due to increases in salaries and related expenses, as well as increases in professional service fees. As noted above, contributing to the increase in salaries and related expenses for fiscal 2016 is a significant non-cash stock compensation charge related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. No similar charges were recorded in fiscal years 2015.

Restructuring Charge

On September 26, 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees. Communication of the plan to the affected employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016.  As a result of the workforce reduction, in the six months ended December 31, 2016, we recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan.  The related cash payments were substantially paid out by June 30, 2017.  Additionally, approximately 762,000 stock options were forfeited in connection with the workforce reduction, and as a result, we recorded an approximate $837,000 credit to stock compensation expense which is included in research and development expense and general and administrative expense for the 2016 transition period.

In addition to the termination benefits and other related charges, we are seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to us to build out the space, we determined we did not need to record a loss on the sub-lease. We also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, we concluded that a substantial portion of the leasehold improvements were not recoverable. We recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. During 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired. Also, due to additional time expected to secure a tenant, an additional lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges in 2017 was $779,000.

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. Most of the cash awards were paid to these employees in October 2017 and some are payable in March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted in September 2016 and will vest annually in equal installments over three years from the date of grant unless forfeited and are included in the option summary table within the “Stock-Based Compensation” section of Note B to our Consolidated Financial Statements.

Investment Income, net

Investment income for the years ended December 31, 2017 and 2016 and the six months ended December 31, 2016 and 2015 was $1.1 million, $473,000, $259,000 and $111,000, respectively. The increase in the year ended December 31, 2017 is due to a greater average cash balance driven by the proceeds received in the fourth quarter of fiscal year 2016 resulting from the senior convertible notes issuance, which is discussed further in Note E to our Consolidated Financial Statements, significant upfront license and milestone fee payments received from partners in the current year, as well as $101.7 million of net proceeds generated from a public offering of common stock in October 2017. Investment income for the fiscal years ended June 30, 2016, and 2015 was $325,000 and $69,000 respectively. The increase in fiscal year 2016 is due to a greater average cash balance during the period driven by the proceeds received in the fourth quarter of fiscal year 2015 resulting from the sale of future royalties, which is further discussed below.

Non‑Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH, purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. As described in Note F to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the years ended December 31, 2017 and 2016, and the six months ended December 31, 2016 and 2015, and the years ended June 30, 2016 and 2015, we recorded $13.2, $18.4, $8.5, $10.2, $20.1 and $5.4 million, respectively, of non-cash interest expense. The decrease in the year ended December 31, 2017 and the six months ended December 31, 2016 is a result of a lower effective interest rate driven by lower projected royalty payments in the near term than previously estimated. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. For the years ended December 31, 2017 and 2016, we recorded $3.0 and $2.4 million, respectively, of interest expense. In the 2016 transition period and the fiscal year 2016, we recorded $2.3 million and $138,000, respectively, of interest expense. No similar charges were recorded in fiscal year or the six months ended December 31, 2015. During the second half of calendar 2017, $97.9 million of this debt was converted to common shares, which is discussed further below.

Non-Cash Debt Conversion Expense

During the second half of calendar 2017, we entered into privately negotiated exchange agreements with a number of holders of our outstanding Convertible Notes, pursuant to which we agreed to exchange, in a private placement, $97.9 million in aggregate principal amount of Convertible Notes held by the holders for 26.2 million newly issued shares of our common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock to be determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2.8 million additional shares, were issued.

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we recorded a non-cash debt conversion expense in the amount of $22.9 million in the year ended December 31, 2017, the accounting details of which are further discussed in Note E to our Consolidated Financial Statements. In addition, accrued interest on the bonds of $743,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversions were charged to paid-in capital as a result of the issuance of common stock.

Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2017 and 2016, and the six months ended December 31, 2016 and 2015, and the years ended June 30, 2016 and 2015 was $1.5 million, $(583,000), $(742,000), $(42,000), $117,000, and $(916,000), respectively. This includes $1.6 million, $(422,000), $(586,000), $(68,000), $96,000, and $(910,000), in foreign currency exchange gains (losses) related to obligations with non‑U.S. dollar‑based suppliers and Euro cash balances maintained to fulfill them during the same periods, respectively.

Liquidity and Capital Resources

(amounts in tables in thousands)

	As of December 31,
	2017	2016
Cash and cash equivalents	$267,107	$159,964
Working capital	220,571	120,570
Shareholders’ deficit	(17,895)	(152,850)

	Year Ended December 31,		Six Months Ended		Year Ended June 30,
	2017	2016	2016	2015	2016	2015
		(unaudited)		(unaudited)
Cash provided (used) for operating activities	$7,645	$(142,642)	$(83,656)	$(65,490)	$(124,476)	$(55,291)
Cash used for investing activities	(1,116)	(6,655)	(1,406)	(5,127)	(10,376)	(7,425)
Cash provided by financing activities	100,614	96,978	—	4,791	101,769	198,564

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets and payments from our collaborators, including license fees, milestones, research funding, royalties and more recently, convertible debt. We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of December 31, 2017, we had $267.1 million in cash and cash equivalents. Net cash provided (used) for operating activities was $7.6, $(142.6), $(83.7), $(65.5), $(124.5) and $(55.3) million during the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015 and for the years ended June 30, 2016 and 2015, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non‑cash items, with the year ended December 31, 2017 benefiting from payments by Jazz, Debiopharm and Sanofi, totaling $137.8 million resulting in cash provided by operations. Cash used for operating activities in fiscal year 2015 benefited from the $20 million upfront payment received from Takeda in March 2015 with the execution of a right‑to‑test agreement between the companies.

Net cash used for investing activities was $1.1, $6.7, $1.4, $5.1, $10.4, and $7.4 million for the years ended December 31, 2017 and 2016, the six months ended December 31, 2016 and 2015 and the years ended June 30, 2016 and

2015, respectively, and represent cash outflows from capital expenditures. Capital expenditures for all periods presented consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters and manufacturing facility, laboratory equipment and computer software applications.

Net cash provided by financing activities was $100.6, $97.0, $4.8, $101.8, and $198.6 million for the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the years ended June 30, 2016 and 2015, respectively. There was no cash provided by financing activities during the six months ended December 31, 2016.  In October 2017, pursuant to a public offering, we issued and sold 16.7 million shares of our common stock resulting in net proceeds of $101.7 million. In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million for which we received net proceeds of $96.6 million after deducting fees and expenses of $3.4 million. See Note E to our Consolidated Financial Statements for further details regarding the terms of this transaction.

As discussed above, in 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla. At consummation of the transaction we received gross cash proceeds of $200 million. We recorded these cash proceeds as a deferred royalty obligation liability which is being amortized over the expected royalty recovery period. As part of this transaction, the Company incurred $5.9 million in transaction costs.

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 and the six months ended December 31, 2015 and the years ended June 30, 2016 and 2015 include the proceeds from the exercise of 191,000, 94,000, 461,000, 555,000, and 651,000 stock options, respectively.

We anticipate that our current capital resources and expected future collaborator payments will enable us to meet our operational expenses and capital expenditures into the fourth quarter of 2019. However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.  Pursuant to a Sales Agreement dated March 3, 2017, with Cowen and Company, LLC, or Cowen, as sales agent, we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $50.0 million.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less than	1‑3	4‑5	More than
	Total	One Year	Years	Years	5 Years
Waltham lease obligations(1)	$59,283	$7,100	$14,453	$14,199	$23,531
Other operating lease obligations(1)	603	603	—	—	—
Liability related to the sale of future royalties(2)	172,558	18,552	48,277	64,607	41,122
Convertible 4.5% senior notes(3)	2,100	—	—	2,100	—
Total	$234,544	$26,255	$62,730	$80,906	$64,653

(1)Lease agreements were signed in July 2007, November 2010 and April 2013, and amended in December 2013 and April 2014.

(2)See Note F to the Consolidated Financial Statements in Item 8 for discussion of this liability.

(3)See Note E to the Consolidated Financial Statements in Item 8 for discussion of the convertible senior notes.

In addition to the above table, we are contractually obligated to make future success‑based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. As of December 31, 2017, the maximum amount that may be payable in the future under our current collaborative agreements is $80 million.

As of December 31, 2017, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of our product candidates totaling $3.5 million, all of which will be paid in calendar 2018.

In 2017, we executed a letter agreement with one of our antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €13.9 million euros is noncancelable at December 31, 2017.

Recent Accounting Pronouncements

The information set forth under Note B to the consolidated financial statements under the caption “Summary of Significant Accounting Policies” is incorporated herein by reference.

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

Our foreign currency hedging program uses either forward contracts or a Euro‑denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro‑denominated bank account as we have no forward contracts at December 31, 2017.

Item 8.  Financial Statements and Supplementary Data

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	59
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016	60
Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2017, Six Months Ended December 31, 2016 and the Years Ended June 30, 2016 and 2015	61
Consolidated Statements of Shareholders’ (Deficit) Equity for the Year Ended December 31, 2017, Six Months Ended December 31, 2016 and the Years Ended June 30, 2016 and 2015	62
Consolidated Statements of Cash Flows for the Year Ended December 31, 2017, Six Months Ended December 31, 2016 and the Years Ended June 30, 2016 and 2015	63
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows, for the year ended December 31, 2017, six month transition period ended December 31, 2016, and each of the two years in the period ended June 30, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, six month transition period ended December 31, 2016, and each of the two years in the period ended June 30, 2016, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s Auditor since 2001.

Boston, Massachusetts

March 7, 2018

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$267,107	$159,964
Accounts receivable	2,649	2,026
Unbilled revenue	2,580	6,778
Inventory	1,038	2,192
Prepaid and other current assets	2,967	5,386
Total current assets	276,341	176,346
Property and equipment, net of accumulated depreciation	14,538	19,498
Other assets	3,797	3,020
Total assets	$294,676	$198,864
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,562	$7,895
Accrued compensation	11,473	6,946
Other accrued liabilities	15,767	11,150
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $772 and $850, respectively	17,779	14,470
Current portion of deferred revenue	1,405	14,531
Total current liabilities	55,770	55,776
Deferred lease incentive, net of current portion	5,129	5,914
Deferred revenue, net of current portion	93,752	19,086
Convertible 4.5% senior notes, net of deferred financing costs of $50 and $3,035, respectively	2,050	96,965
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $2,373 and $3,144, respectively	151,634	169,858
Other long-term liabilities	4,236	4,115
Total liabilities	312,571	351,714
Commitments and contingencies (Note H)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 132,526 and 87,301 shares as of December 31, 2017 and December 31, 2016, respectively	1,325	873
Additional paid-in capital	1,009,362	778,847
Accumulated deficit	(1,028,582)	(932,570)
Total shareholders’ deficit	(17,895)	(152,850)
Total liabilities and shareholders’ deficit	$294,676	$198,864

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2017	2016	2016	2015

Revenues:
License and milestone fees	$79,469	$5,152	$26,915	$57,815
Royalty revenue	—	—	195	13,867
Non-cash royalty revenue related to the sale of future royalties	28,142	12,894	25,299	5,484
Research and development support	3,482	2,781	4,014	2,848
Clinical materials revenue	4,354	679	3,579	5,527
Total revenues	115,447	21,506	60,002	85,541
Operating Expenses:
Research and development	139,739	66,566	148,077	111,768
General and administrative	33,911	17,995	36,916	28,228
Restructuring charge	779	4,431	—	—
Total operating expenses	174,429	88,992	184,993	139,996
Loss from operations	(58,982)	(67,486)	(124,991)	(54,455)
Investment income, net	1,146	259	325	69
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(13,682)	(8,665)	(20,130)	(5,437)
Interest expense on convertible senior notes	(3,040)	(2,249)	(138)	—
Non-cash debt conversion expense	(22,915)	—	—	—
Other income (expense), net	1,461	(742)	117	(916)
Net loss	$(96,012)	$(78,883)	$(144,817)	$(60,739)
Basic and diluted net loss per common share	$(0.98)	$(0.91)	$(1.67)	(0.71)
Basic and diluted weighted average common shares outstanding	98,068	87,102	86,976	86,038
Total comprehensive loss	$(96,012)	$(78,883)	$(144,817)	$(60,739)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at June 30, 2014	85,903	$859	$722,971	$(648,131)	$75,699
Net loss	—	—	—	(60,739)	(60,739)
Stock options exercised	651	7	4,422	—	4,429
Restricted stock award	25	—	—	—	—
Stock option and restricted stock compensation expense	—	—	15,326	—	15,326
Directors’ deferred share unit compensation	—	—	389	—	389
Balance at June 30, 2015	86,579	$866	$743,108	$(708,870)	$35,104
Net loss	—	—	—	(144,817)	(144,817)
Stock options exercised	555	5	5,156	—	5,161
Restricted stock award	75	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	21,868	—	21,868
Directors’ deferred share unit compensation	—	—	380	—	380
Balance at June 30, 2016	87,209	$872	$770,511	$(853,687)	$(82,304)
Net loss	—	—	—	(78,883)	(78,883)
Restricted stock award - net of forfeitures	92	1	—	—	1
Stock option and restricted stock compensation expense	—	—	8,121	—	8,121
Directors’ deferred share unit compensation	—	—	215	—	215
Balance at December 31, 2016	87,301	$873	$778,847	$(932,570)	$(152,850)
Net loss	—	—	—	(96,012)	(96,012)
Stock options exercised	191	1	649	—	650
Issuance of common stock	16,675	167	101,496	—	101,663
Restricted stock award - net of forfeitures	2,146	21	(21)	—	—
Conversion of debt	26,160	262	117,067	—	117,329
Stock option and restricted stock compensation expense	—	—	11,119	—	11,119
Directors' deferred share units converted	53	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	206	—	206
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2017	2016	2016	2015

Cash flows from operating activities:
Net loss	$(96,012)	$(78,883)	$(144,817)	$(60,739)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(28,142)	(12,894)	(25,299)	(5,484)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	13,682	8,665	20,130	5,437
Non-cash debt conversion expense	22,915	—	—	—
Depreciation and amortization	5,963	3,074	5,327	5,513
Loss on sale/disposal of fixed assets and impairment charges	239	1,130	(21)	7
Stock and deferred share unit compensation	11,325	8,337	22,248	15,715
Deferred rent	91	88	161	195
Change in operating assets and liabilities:
Accounts receivable	(623)	(1,143)	4,205	(3,192)
Unbilled revenue	4,198	(5,369)	(695)	615
Inventory	1,154	(1,285)	2,028	15
Prepaid and other current assets	2,419	(505)	(706)	(1,855)
Other assets	(777)	405	(2,456)	(761)
Accounts payable	771	(3,247)	2,649	3,319
Accrued compensation	4,527	(3,778)	2,378	1,481
Other accrued liabilities	4,375	960	(1,434)	3,248
Deferred revenue	61,540	747	(8,318)	(20,155)
Proceeds from landlord for tenant improvements	—	42	144	1,350
Net cash provided (used) for operating activities	7,645	(83,656)	(124,476)	(55,291)
Cash flows from investing activities:
Purchases of property and equipment	(1,116)	(1,406)	(10,376)	(7,425)
Net cash used for investing activities	(1,116)	(1,406)	(10,376)	(7,425)
Cash flows from financing activities:
Proceeds from stock options exercised	650	—	5,161	4,429
Proceeds from common stock issuance, net of $222 of transaction costs	101,663	—	—	—
Proceeds from sale of future royalties, net of $5,865 of transaction costs	—	—	—	194,135
Fees for debt conversion	(1,699)	—	—	—
Proceeds from issuance of convertible 4.5% notes, net of $3,392 of transaction costs	—	—	96,608	—
Net cash provided by financing activities	100,614	—	101,769	198,564
Net change in cash and cash equivalents	107,143	(85,062)	(33,083)	135,848
Cash and cash equivalents, beginning of period	159,964	245,026	278,109	142,261
Cash and cash equivalents, end of period	$267,107	$159,964	$245,026	$278,109
Supplemental cash flow information:
Cash paid during the year for interest	$4,685	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

A.       Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑drug, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $96.0 million during the year ended December 31, 2017, and has an accumulated deficit of approximately $1.03  billion as of December 31, 2017. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At December 31, 2017, the Company had $267.1 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments under existing collaborations will enable it to meet its operational expenses and capital expenditures for more than twelve months after these financial statements are issued. The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursements. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, complexities associated with managing collaboration arrangements, third‑party reimbursements and compliance with governmental regulations.

In June 2016, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2017. Accordingly, in addition to financial statements as of and for the year ended December 31, 2017, these financial statements contain six month transitional financial statements as of and for the period ending December 31, 2016.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen (Bermuda) Ltd. and Hurricane, LLC. All intercompany transactions and balances have been eliminated.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company issued these financial statements. In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors of the Company authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at the Company’s Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility expected by early 2019. Implementation of the new operating model will result in a net reduction of the current workforce by approximately 20 positions by the end of 2018. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

 In connection with the implementation of the new operating model, the Company estimates the severance charges and retention benefits to be approximately $2.5 million and $2.5 million respectively. The severance charges are expected to be recorded in the first quarter of 2018 and cash payments will be substantially paid out by the end of the second quarter of 2019.

The Company did not have any other material recognizable or unrecognizable subsequent events.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of antibody‑drug conjugate, or ADC therapeutics. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605‑25, “Revenue Recognition—Multiple‑Element Arrangements,” and ASC Topic 605‑28, “Revenue Recognition—Milestone Method,” in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand‑alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

At December 31, 2017, the Company had the following three material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop compounds to a specified antigen target:

-	Amgen (two exclusive single-target licenses – one of which has been sublicensed to Oxford BioTherapeutics Ltd.)
-	Bayer (one exclusive single-target license)
-	Biotest (one exclusive single-target license)
-	CytomX (one exclusive single-target license)
-	Fusion Pharmaceuticals (one exclusive single-target license)
-	Lilly (three exclusive single-target licenses)
-	Novartis (five exclusive single-target licenses and one license to two related targets: one target on an exclusive basis and the second target on a non-exclusive basis)
-	Roche, through its Genentech unit (five exclusive single-target licenses)
-	Sanofi (five fully-paid, exclusive single-target licenses)

-	Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)
-	Debiopharm (one exclusive single-compound license)

•

Research license/option agreement for a defined period of time to secure development and commercialization licenses to use the Company’s ADC technology to develop anticancer compounds to specified targets on established terms (referred to herein as right-to-test agreements):

-	Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc.
•	Collaboration and option agreement for a defined period of time to secure development and commercialization licenses to develop and commercialize specified anticancer compounds on established terms:
-	Jazz Pharmaceuticals

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations. During the year ended December 31, 2017, the six months ended December 31, 2016, and the fiscal years ended June 30, 2016 and 2015, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $3.1, $0.9, $6.9 and $9.2 million, respectively. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly impacted by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period.

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

The accounting for right to test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of a right to test agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. None of the Company’s right to test agreements entered into subsequent to the adoption of Accounting Standards Update, or ASU, No. 2009 13, “Revenue Arrangements with Multiple Deliverables” on July 1, 2010 has been determined to contain substantive options. For right to test agreements where the options to secure development and commercialization licenses to the Company’s ADC technology are not considered substantive, the Company considers the development and commercialization licenses to be a deliverable at the inception of the agreement and apply the multiple element revenue recognition criteria to determine the appropriate revenue recognition. Subsequent to the adoption of ASU No. 2009-13, the Company determined that its research licenses lack stand-alone value and are considered for aggregation with the other elements of the arrangement and accounted for as one unit of accounting.

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

The accounting for collaboration and option agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered substantive if, at the inception of an agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

In determining the units of accounting, management evaluates whether the options or licenses have stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances. An option may be a separate unit of accounting if it is granted at a significant discount, however it generally does not have stand-alone value from the license as it only grants a right to receive a license versus a license itself.   If the Company concludes that an option and license combined has stand‑alone value and therefore will be accounted for as a separate unit of accounting, it then determines the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model is then used to estimate the fair value of the option with volatility determined using the stock prices of comparable companies. The cash flow is discounted at a rate representing the Company’s estimate of its cost of capital at the time.

Upfront payments on development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand‑alone value from the undelivered elements.

The Company does not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, it cannot predict when or if it will recognize revenues in connection with any of the foregoing.

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

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first‑in, first‑out (FIFO) basis.

Inventory at December 31, 2017 and 2016 is summarized below (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$40	$357
Work in process	998	1,835
Total	$1,038	$2,192

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. All raw materials inventory is currently procured from two suppliers.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies. All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements. Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at December 31, 2017 or 2016. As discussed above, the Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represent net realizable value.

Raw materials inventory cost is stated net of write‑downs of $1.1 million as of both December 31, 2017 and 2016. The write‑downs represent the cost of raw materials that the Company considers to be in excess of a twelve‑month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

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

During the year ended December 31, 2017, the six month transition period ended December 31, 2016 and fiscal years 2016 and 2015, the Company obtained additional amounts of its cell-killing agents DMx from its supplier which yielded more material than would be required by the Company’s collaborators over the next twelve months, and as a result, the Company recorded $403,000, $150,000, $1.1 million and $1.0 million, respectively, of charges to research and development expense related to raw material inventory identified as excess. Increases in the Company’s on‑hand supply of raw materials, or a reduction to the Company’s collaborators’ projections, could result in significant changes in the Company’s estimate of the net realizable value of such raw material inventory. Reductions in collaborators’ projections could indicate that the Company has excess raw material inventory and the Company would then evaluate the need to record write‑downs as charges to research and development expense.

Unbilled Revenue

Included in unbilled revenue at December 31, 2016 is a $5 million partner milestone achieved in December 2016 which was subsequently invoiced in January 2017. The additional balance at December 31, 2016, as well as the balance as of December 31, 2017, substantially represents research funding earned based on actual resources utilized under the Company’s various collaborator agreements.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Accrued contract payments	$4,901	$1,980
Accrued clinical trial costs	8,400	4,700
Accrued professional services	723	865
Accrued employee benefits	574	676
Accrued public reporting charges	156	156
Accrued interest on convertible senior notes	—	2,388
Other current accrued liabilities	1,013	385
Total	$15,767	$11,150

Deferred Revenue

Deferred revenue represents amounts related to partner agreements that have yet to be recognized as revenue. Included in the total of deferred revenue is $6.8 million related to the rights to future technological improvements for our partners at December 31, 2017 and $7.1 million at December 31, 2016.  The balance of deferred revenue substantially relates to revenue to be recognized upon the granting of a license to partners.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government‑ issued securities and high quality, short‑term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of December 31, 2017 or 2016. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2017 and 2016, the Company held $267.1 million and $160.0 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $482,000 and $356,000 of accrued capital expenditures as of December 31, 2017 and 2016 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$240,013	$240,013	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $3.8 million, respectively, as of December 31, 2017 compared to $100.0 million and $79.0 million, respectively, as of December 31, 2016. In the second half of 2017, $97.9 million of convertible debt outstanding was converted to 26,160,187 shares of the Company’s common stock causing the decrease in the gross carrying amount. The estimated fair value per $1,000 note on the debt remaining as of December 31, 2017 increased compared to December 31, 2016 due primarily to an increase in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the

Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $(239,000), $(1.1 million), $21,000, and $(7,000) of (losses) gains on the sale/disposal of certain furniture and equipment during the year ended December 31, 2017, the six months ended December 31, 2016 and the years ended June 30, 2016 and 2015, respectively.

Impairment of Long‑Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long‑lived assets may warrant revision or that the carrying value of these assets may be impaired if impairment indicators are present. The Company evaluates the realizability of its long‑lived assets based on cash flow expectations for the related asset. Any write‑downs to fair value are treated as permanent reductions in the carrying amount of the assets. The year ended December 31, 2017 and the six months ended December 31, 2016 include $180,000 and $970,000, respectively, of leasehold impairment charges resulting from the restructuring, the details of which are further discussed in Note I. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s remaining long‑lived assets were impaired.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2017	2016	2016	2015
Options outstanding to purchase common stock and unvested restricted stock at end of period	14,290	13,878	11,919	9,739
Common stock equivalents under treasury stock method for options and unvested restricted stock	1,579	1	735	770
Shares issuable upon conversion of convertible notes at end of period	501	23,878	23,878	—
Common stock equivalents under if-converted method for convertible notes	501	23,878	718	—

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock‑based Compensation

As of December 31, 2017, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan. At the annual meeting of shareholders on December 9, 2016, the 2016 Plan was approved and provides for the issuance of Stock Grants, the grant of Options and the grant of Stock‑Based Awards for up to 5,500,000 shares of the Company’s common stock, as well as up to 14,250,000 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to December 9, 2016. At the annual meeting of shareholders on June 13, 2017, the 2016 Plan was amended to increase the number of shares authorized for issuance thereunder by 1,000,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
Dividend	None	None	None	None
Volatility	67.34%	65.63%	66.34%	60.86%
Risk-free interest rate	2.00%	1.29%	1.80%	1.84%
Expected life (years)	6.0	6.3	6.3	6.3

Using the Black‑Scholes option‑pricing model, the weighted average grant date fair values of options granted during the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015 were $1.98, $1.76, $8.91, and $6.04 per share, respectively.

A summary of option activity under the 2006 and 2016 Plans as of December 31, 2017, December 31, 2016, and June 30, 2016 and changes during the year ended December 31, 2017, the six month period ended December 31, 2016 and the year ended June 30, 2016 is presented below (in thousands, except weighted‑average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Yrs.	Value
Outstanding at June 30, 2015	9,689	$12.49
Granted	3,340	$14.34
Exercised	(555)	9.30
Forfeited/Canceled	(661)	14.84
Outstanding at June 30, 2016	11,813	13.03	6.82	$—
Outstanding at June 30, 2016—vested or unvested and expected to vest	11,475	13.05	6.76	$—
Exercisable at June 30, 2016	6,453	$12.63	5.30	—
Outstanding at June 30, 2016	11,813	$13.03
Granted	3,536	2.90
Exercised	—	—
Forfeited/Canceled	(1,670)	10.64
Outstanding at December 31, 2016	13,679	10.70	6.55	$23
Outstanding at December 31, 2016—vested or unvested and expected to vest	13,516	10.76	6.52	$22
Exercisable at December 31, 2016	7,898	$13.15	4.70	—
Outstanding at December 31, 2016	13,679	$10.70
Granted	1,589	3.21
Exercised	(191)	3.42
Forfeited/Canceled	(3,106)	10.33
Outstanding at December 31, 2017	11,971	9.92	6.17	$13,513
Outstanding at December 31, 2017—vested or unvested and expected to vest	11,881	$9.96	6.15	$13,283
Exercisable at December 31, 2017	7,996	$12.16	4.97	$3,733

A summary of restricted stock activity under the 2006 and 2016 Plans as of December 31, 2017 and December 31, 2016, and changes during the year ended December 31, 2017, six month period ended December 31, 2016 and the fiscal year ended June 30, 2016 is presented below (in thousands, except weighted‑average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at June 30, 2015	50	$9.23
Awarded	75	5.65
Vested	(19)	10.13
Unvested at June 30, 2016	106	$6.54
Awarded	118	3.15
Vested	—	—
Forfeited	(25)	7.52
Unvested at December 31, 2016	199	$4.41
Awarded	2,253	$2.71
Vested	(25)	5.87
Forfeited	(108)	2.68
Unvested at December 31, 2017	2,319	$2.82

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

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $11.1, $8.1, $21.9, and $15.3 million during the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years ended June 30, 2016 and 2015, respectively. During the year ended December 31, 2017, the Company recorded approximately $742,000 of stock compensation cost related to the modification of certain outstanding common stock options with former officers of the Company.  During fiscal year 2016, the Company recorded $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer. No similar charges were recorded in the six month transition period ended December 31, 2016 or fiscal year 2015. As of December 31, 2017, the estimated fair value of unvested employee awards was $11.6 million, net of estimated forfeitures. The weighted‑average remaining vesting period for these awards is approximately two years. Included in stock compensation expense for the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years ended June 30, 2016 and 2015 are 206,000, $215,000, $380,000, and $389,000, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note H of the Company’s consolidated financial statements.

A summary of option activity for options vested during the year ended December 31, 2017 and the six months ended December 31, 2016 and fiscal years ended June 30, 2016 and 2015 is presented below (in thousands):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2017	2016	2016	2015
Total fair value of options vested	$10,964	$17,121	$15,298	$16,145
Total intrinsic value of options exercised	598	—	3,142	3,275
Cash received for exercise of stock options	650	—	5,161	4,429

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

The percentages of revenues recognized from significant customers of the Company in the year ended December 31, 2017, the six months ended December 31, 2016 and the years ended June 30, 2016 and 2015 are included in the following table:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
Collaborative Partner:	2017	2016	2016	2015
Bayer	—%	—%	17%	—%
CytomX	13%	—%	—%	—%
Debiopharm	26%	—%	—%	—%
Lilly	1%	4%	11%	21%
Novartis	—%	24%	1%	43%
Roche	24%	60%	43%	23%
Sanofi	31%	—%	—%	—%
Takeda	4%	8%	16%	—%

There were no other customers of the Company with significant revenues in the periods presented.

Recently Adopted Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2016. The Company implemented the recommendations of this update, resulting in a reduction of prepaid and other current assets and non-current other assets of $1 million and $6.8 million, respectively, as of June 30, 2016, and $1.2 million and $4.4 million, respectively, as of June 30, 2015, with corresponding reductions of the debt liabilities as shown on the face of the accompanying consolidated balance sheet to the financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting (Topic 718) that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective  for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Accordingly, the standard was adopted by the Company on January 1, 2017. As a result of the adoption of this guidance, the net operating loss deferred tax assets for federal and state purposes increased by $9.2 million and $1.2 million, respectively, and were offset by corresponding increases in the valuation allowance. The adoption of the guidance has no impact on the Company’s consolidated financial statements. The Company elected not to adopt the provision that would allow actual forfeitures to be recognized in lieu of maintaining a forfeitures reserve. As such, the Company will continue to estimate forfeitures.

Recently issued accounting pronouncements, not yet adopted

In May 2014, the FASB issued ASU 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer to correct unintended application of guidance. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company will use the modified retrospective approach to implement this standard.  The Company has analyzed its existing revenue agreements to evaluate the impact of adoption. In performing this assessment, the Company noted that it will be required to recognize royalty income in the same period as the related sales occur on Kadcyla rather than one quarter in arrears, which is the point in which the amount is fixed and determinable. This will require the Company to make an estimate of the royalties as the information was not provided to the Company until 90 days after the end of the quarter. The Company expects to record an adjustment of approximately $9.0 million to increase consolidated assets and reduce accumulated deficit for the estimated royalties earned during the quarter ended December 31, 2017 as a cumulative effect of initially applying the standard to opening accumulated deficit as of January 1, 2018. Performance obligations were identified for all revenue arrangements and license revenue was recognized upon delivery of licenses based on their relative selling prices.  Milestones achieved have been allocated to their respective performance obligations, and estimates of variable consideration related to future milestones have been made. Other than a $5.0 million milestone that is considered probable, future milestones have been fully constrained and will be subject to review on a quarterly basis. Certain options for future licenses represent material rights since the exercise price is at a discount, however, the impact is not materially different from how the options were valued previously.  The balance of the cumulative effect related to this non-royalty revenue is primarily a result of the unconstrained milestone discussed above, and is expected to reduce the accumulated deficit by approximately $4.0 million to $6.0 million.  The Company will continue to provide disclosures under the legacy accounting for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. In January 2018, the FASB issued an update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new standard and that were not previously accounted for as leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and calls for retrospective application, with early adoption permitted. Accordingly, the standard is effective for the Company on January 1, 2019. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting (Topic 718)  regarding changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that year. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC compound, Kadcyla, was approved for marketing in the U.S., Japan, and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through December 31, 2017, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement. Based on an evaluation of the effort contributed towards the achievement of this future milestone, the Company determined this milestone is not substantive.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $28.1, $12.9, $25.3, $5.5 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for the year ended December 31, 2017, the six‑month period ended December 31, 2016  the year ended June 30, 2016 and the year ended June 30, 2015. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note F.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired, 2000 right‑to‑test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through December 31, 2017. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether this milestone would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing these products, this milestone was deemed substantive. The Company received non‑refundable technology access fees totaling $5 million for the eight‑year term of the right‑to‑test agreement. The upfront fees were deferred and recognized ratably over the period during which Genentech could elect to obtain product licenses.

Amgen

Under a now‑expired right‑to‑test agreement established in 2000, the Company granted Amgen three exclusive development and commercialization licenses, for which the Company received an exercise fee of $1 million for each license taken. In May 2013, the Company granted Amgen one non‑exclusive development and commercialization license, for which the Company received an exercise fee of $500,000. In October 2013, the non‑exclusive license was amended and converted to an exclusive license, for which Amgen paid an additional $500,000 fee to the Company. Amgen has sublicensed its rights under this license to Oxford BioTherapeutics Ltd. In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses, and in February 2016, Amgen subsequently terminated these two licenses.

For each of the two remaining development and commercialization licenses taken, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones per license are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from these development and commercialization licenses. Through December 31, 2017, the Company has received and recognized an aggregate of $3 million in milestone payments for compounds covered under this agreement now or in the past. In September 2015, Amgen’s IND under the remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. The next potential milestone the Company will be entitled to receive under this license will be a development milestone for the first dosing of a patient in a U.S. Phase II clinical trial, which will result in a $3 million payment being due. The next potential milestone the Company will be entitled to receive under the May 2013 license will be a $1 million development milestone for an IND becoming effective. At the time of execution of each of these development and commercialization licenses, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive.

Costs directly attributable to the Amgen collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Amgen as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $15,000 and $62,000 for the fiscal years 2016 and 2015, respectively. There were no similar costs recorded after fiscal year 2016.

Sanofi

Collaboration Agreement

In 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis Pharmaceuticals) to discover, develop and commercialize antibody‑based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody‑based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets.

Prior to the amendment of our license agreements with Sanofi, which is discussed below, the Company was entitled to receive milestone payments potentially totaling $21.5 million, per target, plus royalties on the commercial sales of any resulting products. The total milestones were categorized as follows: development milestones—$7.5 million; and regulatory milestones—$14 million. Through December 31, 2017, the Company has recognized an aggregate of $26.5 million in development milestone payments for compounds covered under this agreement now or in the past, including $6 million of milestone payments received and included in license and milestone fee revenue for the year ended December 31, 2017 and $4 million of milestone payments received and included in license and milestone fee revenue for the fiscal year ended June 30, 2015.

Right-to-Test Agreement

Under a separate, now expired right-to-test agreement, in December 2013, the Company granted Sanofi one exclusive development and commercialization license. Under this license, the Company received an exercise fee of $2 million and was recognizing this amount as revenue ratably over the Company’s estimated period of its substantial involvement. The Company had previously estimated this development period would conclude at the end of non-pivotal Phase II testing. During fiscal 2015, the Company determined it would not be substantially involved in the development and commercialization of the product based on Sanofi’s current plans to develop and manufacture the product without the assistance of the Company. As a result of this determination, the Company recognized the balance of the upfront exercise fee during the first quarter of fiscal 2015. This change in estimate resulted in an increase to license and milestone fees of $1.5 million for the year ended June 30, 2015 compared to amounts that would have been recognized pursuant to the Company’s previous estimate.

In May 2017, the Company and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using the Company’s technology.  Under the terms of the amended 2003 collaboration and license agreement, the Company granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. The Company also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors. As consideration for these amendments, the Company received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties with respect to all licensed products.

In accordance with ASC-605-25, the Company determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million has been recognized as revenue and is included in license and milestone fee revenue for the year ended December 31, 2017.

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

Costs directly attributable to the Biotest collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Biotest as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $41,000, $22,000, $160,000, and $309,000 for the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015, respectively. The costs related to clinical materials sold were $549,000, $1.8 million and $3 million for the six months ended December 31, 2016 and fiscal years 2016 and 2015, respectively. There were no costs related to clinical materials sold for the year ended December 31, 2017.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through December 31, 2017, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. In July 2017, Bayer announced that its Phase II clinical study did not meet its primary endpoint of progression-free survival. The safety and tolerability of anetumab ravtansine were consistent with earlier clinical findings and Bayer is continuing development in additional studies, including a Phase 1b multi-indication study in six different types of advanced solid tumors, and a Phase 1b combination-study in patients with recurrent platinum-resistant ovarian cancer. The next potential milestone the Company will be entitled to receive will be either a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine which will result in a $2 million payment being due or a regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine which will result in a $6 million payment being due. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and supply of cytotoxic agent for this product candidate, these milestones were deemed substantive.

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45 million upfront payment in connection with the execution of the right‑to‑test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, product development, and marketing of any products resulting from this agreement.

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

In connection with the amendment, in March 2013, the Company granted Novartis the license referenced above under the right‑to‑test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. The Company received a $1 million upfront fee with the execution of this license. Additionally, the execution of this license provides the Company the opportunity to receive milestone payments totaling $199.5 million (development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million) or $238 million (development milestones—$22.5 million; regulatory milestones—$115.5 million; and sales milestones—$100 million), depending on the composition of any resulting products.

In October 2013 and November 2013, the Company granted Novartis its second and third exclusive licenses to single targets, and in October 2014, the three remaining exclusive licenses, each triggering a $1 million payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015 and May 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, and P-cadherin-targeting ADC product candidate, PCA062, respectively, triggering a $5 million development milestone payment to the Company with each event, both of which are included in license and milestone fee revenue for the year ended June 30, 2015. Novartis later discontinued clinical testing of LOP628. In December 2016, Novartis initiated Phase I, first-in-human clinical testing of its CDH6-targeting ADC product candidate, HKT288, triggering a $5 million milestone payment which the Company received in 2017. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under these three licenses or a $5 million development milestone for commencement of a Phase I clinical trial under any of its other three licenses. At the time of execution of these agreements, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s past involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. Additionally, the Company is entitled to receive royalties on product sales, if any.

Costs directly attributable to the Novartis collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Novartis as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $32,000, $17,000, $67,000, and $141,000 for the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015, respectively. The cost related to clinical materials sold was $644,000 for fiscal year 2015. There were no similar costs recorded after fiscal year 2015.

Lilly

The Company granted Eli Lilly and Company (Lilly) three exclusive development and commercialization licenses under a now-expired right-to-test agreement established in 2011. The Company received a $20 million upfront payment in connection with the execution of the right‑to‑test agreement in 2011. Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was granted in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were granted in December 2014, with one including the $2 million exercise fee and the other not. Under the two licenses with the $2 million exercise fee, the Company is entitled to receive up to a total of $199 million in milestone payments, plus royalties on the commercial sales of any resulting products. Under the license granted in December 2014 without the exercise fee, the Company is entitled to receive up to a total of $200.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$29 million for the two development and commercialization licenses with the $2 million exercise fee, and $30.5 million for the one development and commercialization license with no exercise fee; regulatory milestones—$70 million in all cases; and sales milestones—$100 million in all cases. In September 2015, Lilly began Phase I evaluation of one of its licensed ADC products which triggered a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the fiscal year ended June 30, 2016. The next payment the Company could receive would be either a $9 million development milestone for commencement of a Phase II clinical trial under this license or a $5 million development milestone payment with the initiation of a Phase I clinical trial under either of its other two development and commercialization licenses taken. At the time of execution of this agreement, there was significant uncertainty as to whether these milestones would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of these product candidates, these milestones were deemed substantive. The Company also is entitled to receive payments for delivery of cytotoxic agents to Lilly and research and development activities performed on behalf of Lilly. Lilly is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

Costs directly attributable to the Lilly collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Lilly as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $74,000, $46,000, $182,000, and $499,000 for the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015, respectively. The costs related to clinical materials sold were $1.2 million $1.1 million and $1.1 million for the year ended December 31, 2017 and fiscal years 2016 and 2015, respectively. There were no similar costs recorded during the six months ended December 31, 2016.

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

In February 2016, the Company granted CytomX its development and commercialization license for a specified target. An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon the Company recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the year ended December 31, 2017. With respect to the development and commercialization license granted to CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the year ended December 31, 2017. Assuming no annual maintenance fee is payable as described below, the next payment the Company could receive would be a $3 million development milestone payment with commencement of a Phase II clinical trial. At the time of execution of the right‑to‑test agreement, there was significant uncertainty as to whether the milestones related to the Phase I and II clinical trials would be achieved. In consideration of this, as well as the Company’s expected involvement in the research and manufacturing of any product candidate, these milestones were deemed substantive. CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from the development and commercialization license taken by CytomX under this collaboration.

With respect to any development and commercialization license that may be granted by CytomX to the Company, the Company will potentially be required to pay up to a total of $80 million in milestone payments per license, plus royalties on the commercial sales of any resulting product. The total milestones per license are categorized as follows: development milestones—$7 million; regulatory milestones—$23 million; and sales milestones—$50 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could be required to make is a $1 million development milestone payment with commencement of a Phase I clinical trial. The Company is responsible for the manufacturing, product development and marketing of any products resulting from any development and commercialization license taken by the Company under this collaboration.

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

In accordance with ASC 605‑25 (as amended by ASU No. 2009‑13), the Company identified all of the deliverables at the inception of the right‑to‑test agreement. The significant deliverables were determined to be the right‑to‑test, or research, license, the exclusive development and commercialization license, rights to future technological improvements, and the research services. The research license in the right‑to‑test agreement was determined not to be substantive and, as a result, the exclusive development and commercialization license was considered a deliverable at the inception of the right‑to‑test agreement. Factors that were considered in determining the research license was not substantive included (i) the overall objective of the agreement is for CytomX to obtain a development and commercialization license, (ii) there are no exercise fees payable upon taking the development and commercialization license, (iii) the limited economic benefit that CytomX could obtain from the right‑to‑test agreement unless CytomX was able to take the development and commercialization license, and (iv) the lack of economic penalties as a result of taking the license.

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

The total allocable consideration of $13.1 million (which comprises the $13.0 million that a third party would be willing to pay as an upfront payment for this license to the Company’s technology plus $140,000 for the fair value of fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $12.7 million to the development and commercialization license; $350,000 to the rights to future technological improvements and $140,000 to the research services. The Company recognized as license revenue the amount of the total allocable consideration allocated to the development and commercialization license when the substitution right under the license expired in January 2017. At that time, the amount of the total allocable consideration allocated to future technological improvements commenced to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will be required to reassess the estimated term at each subsequent reporting period. The Company will recognize research services revenue as the related services are delivered.

The $13.1 million of total allocable consideration to be accounted for as revenue described above is also the amount that was used to account for the expense of the licenses and research services the Company received or will receive from CytomX. Based on an estimate of the research services that CytomX will be providing to the Company for no monetary consideration, $310,000 was allocated to such services and expensed over the period the services are provided. The balance of $12.8 million pertains to technology rights received and these amounts were charged to research and development expense during the year ended June 30, 2014 upon execution of the research agreement.

Costs directly attributable to the CytomX collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of CytomX. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $256,000, $427,000, $868,000 and $130,000 for the year ended December 31, 2017, the six months ended December 31, 2016 and for fiscal years 2016 and 2015, respectively.

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. Takeda must exercise its options for the development and commercialization licenses by the end of the term of the right-to-test agreement, after which any then outstanding options will lapse. Takeda has the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million. Alternatively, Takeda has the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million. If Takeda opts to expand the scope of the right-to-test agreement, it will be entitled to take additional exclusive options, one of which may be exercised for an additional development and commercialization license, and the right-to- test period will be extended until the fifth anniversary of the effective date of the right-to-test agreement. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from this collaboration.

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

The total arrangement consideration of $31.4 million (which comprises the $20 million upfront payment, the $8 million payment to expand the agreement and the expected fees for the research services to be provided) was allocated to the deliverables based on the relative selling price method as follows: $25.9 million to the three development and commercialization licenses; $2.1 million to the rights to future technological improvements; and $3.4 million to the research services. The first license was granted to Takeda in December 2015, and as a result, the Company recognized $8.6 million of the $25.9 million of arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the year ended June 30, 2016. With this first development and commercialization license taken, the amount of the total arrangement consideration allocated to future technological improvements will commence to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period. The Company will recognize as license revenue an equal amount of the total remaining $17.3 million of arrangement consideration allocated to the development and commercialization licenses as each individual license is delivered to Takeda upon Takeda’s exercise of its remaining options to such licenses. The Company does not control when Takeda will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize the related license revenue except that it will be within the term of the research license. The Company will recognize research services revenue as the related services are delivered.

Costs directly attributable to the Takeda collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Takeda. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $913,000, $678,000, $469,000 and $113,000 for the year ended December 31, 2017, the six months ended December 31, 2016 and for fiscal years 2016 and 2015, respectively. The costs related to clinical materials sold were $2.1 million for the year ended December 31, 2017. There were no similar costs recorded during the six months ended December 31, 2016 and fiscal years 2016 and 2015.

Debiopharm

In May 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL).  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology and a $5 million milestone payment upon substantial completion of the transfer of ImmunoGen technologies related to the program (technology transfer), which was completed in the fourth quarter of 2017. $4.5 million was received for this milestone in December 2017, and the balance in January 2018. In addition, ImmunoGen is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

In accordance with ASC-605-25 (as amended by ASU No. 2009-13), the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the license, the technology transfer and certain related physical materials. Since the technology being used is no longer the focus of the Company’s research efforts, and IMGN529 is already in clinical trials which significantly lessens the probability that it would be changed, the value of the rights to future technological improvements which was granted in the agreement was considered immaterial.

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

The total arrangement consideration of $30 million (which comprises the $25 million upfront payment and the transfer fee of $5 million) was allocated to the units of accounting based on the relative selling price method as follows: $29.7 million to the license/technology transfer and $300,000 to the physical materials. The Company recorded $29.5 million of revenue as outlined above when the technology transfer work was substantially completed in the fourth quarter of 2017, and the value of the physical materials will be recorded as revenue in January 2018, coinciding with the receipt of the balance of the milestone.

Jazz

In August 2017, the Company entered into a collaboration and option agreement with Jazz Pharmaceuticals Ireland Limited (Jazz), a subsidiary of Jazz Pharmaceuticals plc, granting Jazz exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement. The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of acute myeloid leukemia (AML) in Phase 1 testing, and IMGN632, a CD123-targeted ADC for hematological malignancies expected to enter clinical testing before the end of the year, and an early-stage program to be determined at a later date. Under the terms of the agreement, the Company will be generally responsible for the development of the three ADC programs prior to any potential opt-in by Jazz. Following any opt-in, Jazz would be generally responsible for any further development as well as for potential regulatory submissions and commercialization and Jazz and the Company would share costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and EU. The Company has the right to co-commercialize in the U.S. one product (or two products, under certain limited circumstances) with U.S. profit sharing in lieu of Jazz's payment of the U.S. milestone and royalties to the Company.

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

Due to the involvement the Company and Jazz both have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the year ended December 31, 2017, is a $3.3 million credit related to reimbursements from Jazz.

The arrangement also includes a revenue activity as the Company routinely sells licenses to customers for the development of ADC therapeutics.  The initial consideration received will be allocated to the elements and will be recognized as revenue.  In accordance with ASC 605-25 (as amended by ASU No. 2009-13), the Company identified all of the elements at the inception of the agreement. The significant elements were determined to be the exclusive options to receive the three development and commercialization licenses and rights to future technological improvements. Factors that were considered in determining the options were substantive included (i) the overall objective of the agreement was for Jazz to obtain development and commercialization licenses, (ii) significant additional consideration from Jazz is required to exercise each development and commercialization license beyond the $75 million upfront payment that was due at the inception of the agreement, (iii) the limited economic benefit that Jazz could obtain from the agreement unless it exercised its options to obtain development and commercialization licenses, and (iv) the uncertainty involved in exercising the licenses, as they are dependent on success of the product. In addition, the exercise price for each option can be separately exercised and includes a discount, therefore, each option was considered a separate unit of accounting.

The Company determined that each option together with the their respective potential development and commercialization license represent one unit of accounting as the options do not have stand-alone value from the development and commercialization licenses due to the lack of transferability of the options and the limited economic benefit Jazz would derive if they did not obtain any development and commercialization licenses. The Company has also determined that upon exercise of an option, and the granting of a license, this unit of accounting has stand-alone value from the rights to future technological improvements.

The estimated selling prices for the options are the Company’s best estimate of selling price and were determined based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount Jazz would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model was used to estimate the fair value of each program and volatility was determined using the stock prices of comparable companies. The cash flow was discounted at a rate of 14%, representing the Company’s estimate of its cost of capital at the time The estimated selling price of the rights to technological improvements is the Company’s best estimate of selling price and was determined by estimating the probability that technological improvements will be made, and the probability that technological improvements made will be used by Jazz. In estimating these probabilities, the Company considered factors such as the technology that is the subject of the development and commercialization licenses, our history of making technological improvements, and when such improvements, if any, were likely to occur relative to the stage of development of any product candidates pursuant to the development and commercialization licenses. The Company’s estimate of probability considered the likely period of time that any improvements would be utilized, which was estimated to be ten years following delivery of a commercialization and development license. The value of any technological improvements made available after this ten year period was considered to be de minimis due to the significant additional costs that would be incurred to incorporate such technology into any existing product candidates. The estimate of probability was multiplied by the estimated selling price of the development and commercialization licenses and the resulting cash flow was discounted at a rate of 14%, representing the Company’s estimate of its cost of capital at the time

The non-refundable, upfront arrangement consideration of $75 million was allocated to the three License Options based on the relative selling price method. The amount allocated to the rights to future technological improvements under the relative selling price method was deemed immaterial, and therefore, not segregated from the License Options. The amounts allocated to the License Options will be recognized as revenue when exercised by Jazz or upon expiration. The Company does not control when Jazz will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue related to the delivery of the licenses, and accordingly, the upfront payment of $75 million is included in long-term deferred revenue as of December 31, 2017.

D.       Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Leasehold improvements	$36,460	$36,584
Machinery and equipment	23,123	23,535
Computer hardware and software	8,273	8,395
Furniture and fixtures	3,710	3,705
Assets under construction	416	124
	$71,982	$72,343
Less accumulated depreciation	(57,444)	(52,845)
Property and equipment, net	$14,538	$19,498

Depreciation expense was $6.0, $3.1, $5.3, and $5.5 million for the year ended December 31, 2017, the six months ended December 31, 2016 and for the years ended June 30, 2016 and 2015, respectively. Included in the table above, the Company’s investment in equipment under capital leases was $449,000 and $583,000, net of accumulated amortization of $479,000 and $290,000, at December 31, 2017 and 2016, respectively.

E.       Convertible 4.5% Senior Notes

In 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Company received net proceeds of $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $3.4 million.

During the second half of calendar 2017, the Company entered into privately negotiated exchange agreements with a number of holders of our outstanding Convertible Notes, pursuant to which the Company agreed to exchange, in a private placement, $97.9 million in aggregate principal amount of Convertible Notes held by the holders for 26,160,187 newly issued shares of our common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2,784,870 additional shares were issued.

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” based on the short period of time the conversion offer was open and the substantive conversion feature offer, the Company accounted for the conversion of $96.9 million of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. Due to the passage of time between the inducement offer and execution of the agreement, the Company accounted for the conversion of the other $1 million of the debt as an extinguishment by expensing the fair value of the shares that were issued in excess of net book value of the Convertible Notes. As a result, the Company recorded a non-cash debt conversion expense in the amount of $22.9 million in the year ended December 31, 2017. In addition, accrued interest on the bonds of $743,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million in transaction costs were charged to paid-in capital as a result of the issuance of common stock upon conversion.

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $3.0 million, 2.2 million and $138,000 of interest expense in the year ended December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest..

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, of which $2.5 million was reclassed to equity upon conversion noted above. The remaining net unamortized balance of $50,000 remains netted against the Convertible Notes in the accompanying consolidated balance sheet and is being amortized to interest expense ratably over the term of the Convertible Notes.

F.       Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under the Company’s development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold is met, if ever, the Company will thereafter receive 85% and IRH will receive 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

The following table shows the activity within the liability account during the year ended December 31, 2017 and the period from inception (in thousands):

	Twelve Months	Period from
	Ended	inception to
	December 31,	December 31,
	2017	2017
Liability related to sale of future royalties, net — beginning balance	$184,328	$—
Proceeds from sale of future royalties, net	—	194,135
Non-cash Kadcyla royalty revenue	(28,142)	(71,819)
Non-cash interest expense recognized	13,227	47,097
Liability related to sale of future royalties, net — ending balance	$169,413	$169,413

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 7.7%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

G.       Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
Loss before income tax expense	$(96,012)	$(78,883)	$(144,817)	$(60,739)
Expected tax benefit at 34%	$(32,644)	$(26,820)	$(49,238)	$(20,651)
Permanent differences	25	15	345	818
Incentive stock options	1,528	1,313	2,501	1,948
State tax benefit net of federal benefit	(3,537)	(4,157)	(7,954)	(3,252)
Change in valuation allowance, net	(63,238)	32,922	62,505	27,940
Federal research credit	(2,204)	(1,232)	(4,109)	(1,407)
Federal orphan drug credit	(7,118)	(2,901)	(4,241)	(5,471)
Expired loss and credit carryforwards	—	—	184	75
Change in U.S. tax law	97,479	—	—	—
Debt inducement	8,044	—	—	—
Stock option expirations	1,665	860	7	—
Benefit for income taxes	$—	$—	$—	$—

At December 31, 2017, the Company has net operating loss, or NOL, carryforwards of $473.6 million available to reduce federal taxable income, if any, that expire in 2027 through 2036 and $304 million available to reduce state taxable income, if any, that expire in fiscal 2033 through fiscal 2036. The Company also has federal and state credit carryforwards of $61.4 million available to offset federal and state income taxes, which expire beginning in 2018. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

During the first quarter of 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. There is no net income statement impact at adoption related to the tax affect. The gross federal net operating loss was increased by the prior year excess benefit of $27.0 million, tax affect $9.2 million, and a corresponding valuation allowance has been applied against it. The state net operating loss has been increased by the prior year excess benefit of $23.3 million, tax affect net of federal benefit of $1.2 million, and a corresponding valuation allowance has been applied against it as well.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$118,672	$167,869
Research and development tax credit carryforwards	58,606	43,096
Property and other intangible assets	2,272	2,982
Deferred revenue	25,997	13,205
Stock-based compensation	12,125	16,794
Deferred lease incentive	2,889	4,264
Other liabilities	3,037	2,107
Royalty sale	47,143	73,973
Total deferred tax assets	$270,741	$324,290

Deferred tax liabilities:
Royalty sale transaction costs	(859)	(1,569)
Total deferred tax liabilities	$(859)	$(1,569)
Valuation allowance	(269,882)	(322,721)
Net deferred tax assets/(liabilities)	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, the Company has determined that it is not more-likely-than-not that the tax benefits related to the federal and state deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2017 and 2016. The valuation allowance decreased by $52.8 million during the year ended December 31, 2017 due primarily to a reduction in the federal tax rate effective January 1, 2018 and the taxable income position of the Company for the year.

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $97.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of the reduction in tax rates. The Company’s preliminary estimate of the TCJA and the remeasurement of the Company’s deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns, including potential changes related to the impact of the TCJA provisions on executive compensation. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three‑year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. During fiscal year 2015, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation and determined no ownership change occurred under Section 382. The study has not been updated beyond fiscal year 2015. Additionally, the Company has not completed a detailed Research and Development Credit Study (including the Orphan Drug Credit); accordingly, it is probable that a portion of the tax credit carryforward may not be available to offset future income.

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2017 and 2016, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact our effective tax rate.

The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is open for tax years ending after June 30, 2013, although carryforward attributes that were generated prior to fiscal year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

H.       Capital Stock

Common Stock Reserved

At December 31, 2017, the Company has reserved 17.7 million shares of authorized common stock for the future issuance of shares under the 2006 and 2016 Plans and the 2004 Director Plan. See “Stock‑Based Compensation” in Note B for a description of the 2016 Plan and below for a description of the 2004 Director Plan.

Stock Options

As of December 31, 2017, the 2016 Plan was the only employee share‑based compensation plan of the Company under which grants can be made. During the year ended December 31, 2017, holders of options issued under the 2016 Plan exercised their rights to acquire an aggregate of 191,000 shares of common stock at prices ranging from $2.68 to $6.11 per share. The total proceeds to the Company from these option exercises were $650,000.

The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted‑average exercise prices per share were exercisable at December 31, 2017 and 2016 and June 30, 2016 and 2015:

		Weighted‑
	Exercisable	Average
	(in thousands)	Exercise Price
December 31, 2017	7,996	$12.16
December 31, 2016	7,898	$13.15
June 30, 2016	6,453	$12.63
June 30, 2015	5,380	$11.89

2001 Non‑Employee Director Stock Plan

In 2001, the Company’s shareholders approved the establishment of the 2001 Non‑Employee Director Stock Plan, or the 2001 Director Plan, and 50,000 shares of common stock to be reserved for grant thereunder. The 2001 Director Plan provided for the granting of awards to Non‑Employee Directors and, at the election of Non‑Employee Directors, to have all or a portion of their awards in the form of cash, stock, or stock units. All stock or stock units are immediately vested. The number of stock or stock units issued was determined by the market value of the Company’s common stock on the last date of the Company’s fiscal quarter for which the services are rendered. The 2001 Director Plan was administered by the Board of Directors which was authorized to interpret the provisions of the 2001 Director Plan, determine which Non‑Employee Directors would be granted awards, and determine the number of shares of stock for which a stock right will be granted. The 2001 Director Plan was replaced in 2004 by the 2004 Non‑Employee Director Compensation and Deferred Share Unit Plan.

During the year ended December 31, 2017, the six months ended December 31, 2016 and the fiscal years ended June 30, 2016 and 2015, the Company recorded $28,000, $(7,000), $(72,000), and $16,000 in compensation expense (expense reduction), respectively, related to approximately 6,000 stock units outstanding under the 2001 Director Plan. The value of the stock units is adjusted to market value at each reporting period. No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

2004 Non‑Employee Director Compensation and Deferred Share Unit Plan

Under the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan, as amended, between 2004 and 2009 non-employee directors were paid their annual retainers in the form of deferred stock units, based on the fair market value of the Company’s common stock on the last date of the Company’s fiscal year prior to the year for which services were rendered, and in cash, with the option, at their discretion, to have all or a portion of the cash portion paid in additional deferred stock units. All deferred stock units awarded under the 2004 Director Plan have vested, and are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will be settled in shares of common stock of the Company issued under the 2006 Plan at a rate of one share for each vested.

Compensation Policy for Non‑Employee Directors

In September 2009, the Board adopted a new Compensation Policy for Non‑Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non‑employee directors. The Compensation Policy for Non-Employee Directors, as amended, consists of three elements: cash compensation; deferred stock units; and stock options.

Cash Compensation

Each non-employee director receives annual meeting fees which are paid in quarterly installments in, at each director’s election, either cash or deferred stock units.

Deferred Stock Units

Non-employee directors receive deferred stock units as follows:

•   New non-employee directors are initially awarded 6,500 deferred stock units, with each unit relating to one share of the Company’s common stock. These awards vest quarterly over three years from the date of grant, contingent upon the individual remaining a director of the Company as of each vesting date.

•   On the first anniversary of a non-employee director’s initial election to the Board, such non-employee director is awarded 3,000 deferred stock units, pro-rated based on the number of whole months remaining between the first day of the month in which such grant date occurs and the first May 31 following the grant date. These awards generally vest quarterly over approximately the period from the grant date to the first June 1 following the grant date, contingent upon the individual remaining a director of the Company as of each vesting date.

•   Thereafter, non-employee directors are annually awarded 3,000 deferred stock units. These awards vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of the Company as of each vesting date.

Vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will generally be settled in shares of the Company’s common stock issued under our 2016 Plan (or its predecessor 2006 Employee, Director and Consultant Equity Incentive Plan, or 2006 Plan, depending on the grant date of the deferred stock units) at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. All unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2016 Plan (or the substantially identical definition in the 2006 Plan, as applicable). Pursuant to the Compensation Policy for Non-Employee Directors, in January 2017, the Company issued a retiring director 53,248 shares of common stock of the Company to settle outstanding deferred share units.

Pursuant to the Compensation Policy for Non‑Employee Directors, as amended, the Company recorded:

•	$206,000 in compensation expense during the year ended December 31, 2017 related to the grant of 47,000 deferred share units and 12,000 deferred share units previously granted
•	$215,000 in compensation expense during the six months ended December 31, 2016 related to the grant of 37,000 deferred share units and 12,000 deferred share units previously granted;
•	$380,000 in compensation expense during the year ended June 30, 2016 related to the grant of 41,000 deferred share units and 12,000 deferred share units previously granted;
•	$389,000 in compensation expense during the year ended June 30, 2015 related to the grant of 31,000 deferred share units and 15,000 deferred share units previously granted.

Stock Options

Non-employee directors also receive stock option awards as follows:

•   Annual Stock Option Awards.  Non-employee directors receive an annual stock option award covering 10,000 shares of our common stock on the date of our annual meeting of shareholders, which is the grant date. These awards will have an exercise price equal to the market price of the Company’s stock on the grant date, will vest quarterly over approximately one year from the grant date, and will expire on the tenth anniversary of the grant date, contingent upon the individual remaining a director of the Company during such period.

•   Off-Cycle Initial Awards.  If a non-employee director is first elected to the Board other than at an annual meeting of shareholders, such non-employee director will receive a stock option award covering 10,000 shares of our common stock, pro-rated based on the number of whole months remaining between the first day of the month in which such grant date (which will be the date of their initial election to the Board) occurs and the first May 31 following the grant date. These awards will have an exercise price equal to the market price of the Company’s stock on the date of grant, will generally vest quarterly over approximately the period from the grant date to the first June 1 following the date of grant, and will expire on the tenth anniversary of the grant date, contingent upon the individual remaining a director of the Company during such period.

All unvested stock option awards granted to non-employee directors will automatically vest immediately as of the date of a change of control, as defined in the 2016 Plan (or, with respect to stock options granted on or before December 9, 2016, the substantially identical definition in the 2006 Plan).

On December 9, 2016 the Board amended the Compensation Policy for Non-Employee Directors to create a transition period due to the change in the year-end. Effectively, one-half of the annual compensation awards described above were awarded to the directors on December 9, 2016 and a full-year’s compensation awarded on the date of the subsequent annual meetings. The directors received a total of 80,000 options in the year ended December 31, 2017, 40,000 options in the six months ended December 31, 2016 and 80,000 options in each fiscal year ended June 30, 2016 and 2015, and the related stock compensation expense is included in the amounts discussed in the “Stock‑Based Compensation” section of footnote B above.

I.	Restructuring Charge

In September 2016, the Board of Directors approved a plan to reengineer the business, resulting in a reduction of the workforce by approximately 17%, or 65 positions, which included the separation of 60 current employees. Communication of the plan to the impacted employees was substantially completed on September 29, 2016. All of the workforce reduction was completed as of December 31, 2016. As a result of the workforce reduction, in the six months ended December 31, 2016, the Company recorded a restructuring charge totaling $4.4 million related to termination benefits and other related charges, of which $2.8 million was recorded as a one-time termination benefit, and $593,000 recorded as a benefit under an ongoing benefit plan. The related cash payments initiated in October 2016 and were fully paid out by December 31, 2017. Additionally, approximately 762,000 stock options were forfeited in connection with the workforce reduction, and as a result, the Company recorded an approximate $837,000 credit to stock compensation expense which is included in research and development expense and general and administrative expense for the six months ended December 31, 2016.

In addition to the termination benefits and other related charges, as a result of the September 2016 workforce reduction, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. As of September 30, 2016, based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to the Company to build out the space, the Company determined it did not need to record a loss on the sub-lease. The Company also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, the Company concluded that a substantial portion of the leasehold improvements were not recoverable. The Company recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. During 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired. Also, due to the additional time that is expected to secure a tenant, additional lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges in 2017 was $779,000.

A summary of activity against the restructuring charge related to the employee terminations is as follows:

Employee
Termination
Benefits Costs
Initial charge related to employee benefits - September 2016	$3,135
Additional charge in December 2016	273
Payments during the period	(1,657)
Balance December 31, 2016	$1,751
Payments during the period	(1,751)
Balance December 31, 2017	$—

In September 2016, the Compensation Committee of the Board of Directors approved cash and stock option retention incentive awards for certain remaining eligible employees who continue employment with the Company in order to execute the Company’s strategic priorities. The cash awards were paid to most all of these employees in October 2017 and a small number of employees will be paid in March 2018 based on continued employment and services performed during these periods. Stock option awards covering 847,000 shares were granted in September 2016 and vest annually in equal installments over three years from the date of grant unless forfeited and are included in the option summary table within the “Stock-Based Compensation” section of Note B above.

J.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed in 2013, 2014, and 2015 the Company received construction allowances of $746,000, $1.1 million, and $186,000 respectively, to build out office and lab space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

In 2016, the Company entered into a lease agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company received $617,000 as a construction allowance to build out the office space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease this space.

The Company also leases 43,850 square feet of manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through June 30, 2018. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

Effective in 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease was for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company has subleased this space through the remaining initial term of the lease.

Facilities rent expense, net of sublease income, was $6.8, $3.5, $6.5,and $6.0 million during the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015, respectively.

As of December 31, 2017, the minimum rental commitments, including real estate taxes and other expenses, for the next five years and thereafter under the non‑cancelable operating lease agreements discussed above are as follows (in thousands):

2018	$7,703
2019	7,202
2020	7,251
2021	7,074
2022	7,125
Thereafter	23,531
Total minimum lease payments	$59,886

There are no obligations under capital leases as of December 31, 2017, as all of the capital leases were single payment obligations which have all been made.

Collaborations and Licenses

The Company is contractually obligated to make potential future success‑based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2017, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80 million.

Manufacturing Commitments

As of December 31, 2017, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $3.5 million, all of which will be paid in calendar 2018.

In 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, however only €13.9 million euros is noncancelable at December 31, 2017.

Litigation

The Company is not party to any material litigation.

K.       Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company’s matching contribution is 50% of the first 6% of the eligible employees’ contributions. In the year ended December 31, 2017, the six months ended December 31, 2016 and fiscal years 2016 and 2015, the Company’s contributions to the 401(k) Plan totaled $982,000, $536,000, $1.1 million, and $875,000, respectively.

L.       Quarterly Financial Information (Unaudited)

	Calendar Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Revenues:
License and milestone fees	$18,730	$31,080	$79	$29,580
Royalty revenue	—	—	—	—
Non-cash royalty revenue related to the sale of future royalties	7,613	6,439	6,503	7,587
Research and development support	1,478	902	650	452
Clinical materials revenue	678	599	1,248	1,829
Total revenues	28,499	39,020	8,480	39,448
Expenses:
Research and development	32,888	35,319	31,689	39,843
General and administrative	8,119	8,836	7,908	9,048
Restructuring charge	386	—	—	393
Total expenses	41,393	44,155	39,597	49,284
Loss from operations	(12,894)	(5,135)	(31,117)	(9,836)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(3,575)	(3,501)	(3,385)	(3,221)
Interest expense on senior convertible notes	(1,125)	(1,125)	(762)	(28)
Non-cash debt conversion expense	—	—	(22,191)	(724)
Other income, net	249	894	773	691
Net loss	$(17,345)	$(8,867)	$(56,682)	$(13,118)
Basic and diluted net loss per common share	$(0.20)	$(0.10)	$(0.61)	$(0.11)

	Six Month Transition Period
	First Quarter	Second Quarter
	Ended	Ended
	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$76	$5,076
Royalty revenue	—	—
Non-cash royalty revenue related to the sale of future royalties	6,184	6,710
Research and development support	1,354	1,427
Clinical materials revenue	46	633
Total revenues	7,660	13,846
Expenses:
Research and development	32,909	33,657
General and administrative	9,459	8,536
Restructuring charge	4,130	301
Total expenses	46,498	42,494
Loss from operations	(38,838)	(28,648)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(5,018)	(3,647)
Interest expense on senior convertible notes	(1,150)	(1,099)
Other income (expense), net	275	(758)
Net loss	$(44,731)	$(34,152)
Basic and diluted net loss per common share	$(0.51)	$(0.39)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30, 2015	December 31, 2015	March 30, 2016	June 30, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,070	$10,692	$10,077	$76
Royalty revenue	—	195	—	—
Non-cash royalty revenue related to the sale of future royalties	5,684	6,291	7,380	5,944
Research and development support	772	848	1,059	1,335
Clinical materials revenue	2,325	3	1,198	53
Total revenues	14,851	18,029	19,714	7,408
Expenses:
Research and development	35,132	38,199	36,094	38,652
General and administrative	8,329	8,054	11,235	9,298
Total expenses	43,461	46,253	47,329	47,950
Loss from operations	(28,610)	(28,224)	(27,615)	(40,542)
Non-cash interest expense on liability related to sale of future royalty	(5,143)	(5,059)	(4,972)	(4,956)
Other income (expense), net	13	56	659	(424)
Net loss	$(33,740)	$(33,227)	$(31,928)	$(45,922)
Basic and diluted net loss per common share	$(0.39)	$(0.38)	$(0.37)	$(0.53)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30, 2014	December 31, 2014	March 30, 2015	June 30, 2015
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,234	$41,417	$5,078	$5,086
Royalty revenue	4,166	4,625	5,099	(23)
Non-cash royalty revenue related to the sale of future royalties	—	—	—	5,484
Research and development support	776	832	532	708
Clinical materials revenue	2,027	1,426	718	1,356
Total revenues	13,203	48,300	11,427	12,611
Expenses:
Research and development	28,018	27,647	25,666	30,437
General and administrative	7,095	6,872	7,000	7,261
Total expenses	35,113	34,519	32,666	37,698
(Loss) income from operations	(21,910)	13,781	(21,239)	(25,087)
Non-cash interest expense on liability related to sale of future royalty	—	—	—	(5,437)
Other (expense) income, net	(372)	(146)	(379)	50
Net (loss) income	$(22,282)	$13,635	$(21,618)	$(30,474)
Basic and diluted net (loss) income per common share	$(0.26)	$0.16	$(0.25)	$(0.35)

M. Stub Period Comparative Data (Unaudited)

The unaudited, condensed consolidated statements of earnings for the year ended December 31, 2016 and the six months ended December 31, 2015 is as follows:

	Year Ended	Six Months Ended
	December 31,	December 31,
	2016	2015

Revenues:
License and milestone fees	$15,305	$16,762
Royalty revenue	—	195
Non-cash royalty revenue related to the sale of future royalties	26,218	11,975
Research and development support	5,175	1,620
Clinical materials revenue	1,930	2,328
Total revenues	48,628	32,880
Operating Expenses:
Research and development	141,312	73,331
General and administrative	38,528	16,383
Restructuring charge	4,431	—
Total operating expenses	184,271	89,714
Loss from operations	(135,643)	(56,834)
Investment income, net	473	111
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(18,593)	(10,202)
Interest expense on convertible senior notes	(2,387)	—
Other expense, net	(583)	(42)
Net loss	$(156,733)	$(66,967)
Basic and diluted net loss per common share	$(1.80)	$(0.77)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1.Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013.

Based on this assessment, management has concluded that, as of December 31, 2017 our internal control over financial reporting is effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report appears immediately below.

(b)Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ImmunoGen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows, for the year ended December 31, 2017, six month transition period ended December 31, 2016, and each of the two years in the period ended June 30, 2016, and the related notes and our report dated March 7, 2018  expressed an unqualified opinion thereon.

.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2018

(c)Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

The information called for by Part III of Form 10‑K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than April 30, 2018 (120 days after the end of the year covered by this report), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Financial Statements:

(1) See “Index to Consolidated Financial Statements” at Item 8 of this report. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(2)	Exhibit Index follows.

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10‑Q	April 30, 2010	3.1
3.1(a)	Articles of Amendment		10‑Q	January 30, 2013	3.1
3.1(b)	Articles of Amendment		10-Q	August 4, 2017	3.1
3.2	Amended and Restated By‑Laws		8‑K	June 20, 2016	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.1(a)	Indenture, dated as of June 20, 2016, by and between the Registrant and Wilmington Trust, National Association, as Trustee		8-K	June 20, 2016	4.1
4.2	Form of Common Stock certificate		S‑1	November 15, 1989 (File No. 33‑31219)	4.2
4.2(a)	Form of Note representing the Registrant’s 4.50% Convertible Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1(a))
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. (“Lessee”), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S‑1	September 22, 1989 (File No. 33‑31219)	10.10

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S‑1	November 6, 1991 (File No. 33‑43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(c)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(d)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(e)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(f)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(g)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(h)
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC and the Registrant		8‑K	November 18, 2010	10.1
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	November 7, 2007	10.2
10.2(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	February 5, 2014	10.1
10.2(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	May 2, 2014	10.1
10.2(c)	Third Amendment to Lease Agreement dated as of December 14, 2015 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	February 4, 2016	10.1
10.3*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10‑Q	October 31, 2011	10.1
10.3(a)*	Amendment to License Agreement for Anti‑HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10‑K	August 28, 2006	10.32
10.3(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10‑Q	May 7, 2009	10.1

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.3(c)	Third Amendment to License Agreement for Anti‑HER2 Antibodies, made effective as of December 18, 2012, between the Registrant and Genentech, Inc.		10‑Q	January 30, 2013	10.11
10.4*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi‑aventis U.S. LLC (as successor‑in‑interest to Aventis Pharmaceuticals Inc.)		10‑K	August 28, 2014	10.4
10.4(a)	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.4
10.4(b)	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.5
10.4(c)	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.6
10.4(d)*	Amendment No. 4, dated as of May 26, 2017 to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	August 4, 2017	10.2
10.5*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1
10.5(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1
10.5(b)*	Amendment No. 2, dated December 10, 2014, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	February 5, 2015	10.1
10.5(c)	Amendment No. 3, dated October 26, 2017, to the Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 9, 2017	10.2
10.6*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10‑Q/A	October 10, 2012	10.1
10.7*	Multi‑Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q/A	August 19, 2015	10.2
10.7(a)*	First Amendment, effective as of March 29, 2013, to Multi‑Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q	May 6, 2013	10.1
10.8*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Societá Italiana Corticosteroidi S.r.l. (Sicor)		10‑Q	February 8, 2011	10.1
10.9*	Multi‑Target Agreement dated as of December 19, 2011 by and between the Registrant and Eli Lilly and Company		10‑Q/A	August 19, 2015	10.3
10.9(a)*	First Amendment to Agreements dated as of December 9, 2013 by and between the Registrant and Eli Lilly and Company		10‑Q	February 5, 2014	10.2

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.10*	Multi‑Target Agreement dated as of March 20, 2015 by and between the Registrant and Millennium Pharmaceuticals, Inc.		10‑Q	May 8, 2015	10.1
10.11*	Royalty Purchase Agreement dated as of March 24, 2015 by and among the Registrant, Hurricane, LLC and Immunity Royalty Holdings, L.P.		10‑Q	May 8, 2015	10.2
10.12	Sales Agreement dated as of March 3, 2017 between the Registrant and Cowen and Company, LLC		S-3	March 3, 2017 (File No. 333-216438)	1.2
10.13*	Exclusive License and Asset Purchase Agreement dated as of May 23, 2017 by and between the Registrant and Debiopharm International, S.A.		10-Q	August 4, 2017	10.1
10.14*	Collaboration and Option Agreement dated as of August 28, 2017 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited		10-Q	November 9, 2017	10.1
10.15	Form of Exchange Agreement		8-K	September 1, 2017	10.1
10.16	Form of Exchange Agreement		8-K	September 26, 2017	10.1
10.17†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8‑K	November 13, 2014	10.1
10.17(a)†	Form of Incentive Stock Option Agreement for Executives		S‑8	November 15, 2006	99.4
10.17(b)†	Form of Non‑Qualified Stock Option Agreement for Executives		S‑8	November 15, 2006	99.5
10.17(c)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑Q	October 29, 2010	10.1
10.17(d)†	Form of Director Deferred Stock Unit Agreement		10‑Q	October 29, 2010	10.1
10.17(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(g)
10.17(f)†	Form of Non‑Qualified Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(h)
10.17(g)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑K	August 29, 2012	10.14(i)
10.17(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S‑8	November 21, 2012	99.1
10.17(i)†	Form of Incentive Stock Option for all employees (including executives)		8-K	April 26, 2016	10.1
10.17(j)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		8-K	April 26, 2016	10.2
10.17(k)†	Form of Performance Based Restricted Stock Agreement dated August 12, 2016		8‑K	August 17, 2016	10.1
10.18†	2016 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through June 13, 2017		8-K	June 16, 2017	10.1
10.18(a)†	Form of Incentive Stock Option Agreement		8-K	December 13, 2016	10.2
10.18(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	December 13, 2016	10.3
10.18(c)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	December 13, 2016	10.4
10.18(d)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	December 13, 2016	10.5

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.18(e)†	Form of Restricted Stock Agreement for employees		10-Q	August 4, 2017	10.3
10.18(f)†	Form of Performance-Based Restricted Stock Agreement dated February 21, 2017 and June 14, 2017		10-Q	August 4, 2017	10.4
10.19†	2001 Non‑Employee Director Stock Plan		S‑8	December 18, 2001	99
10.20†	2004 Non‑Employee Director Compensation and Deferred Stock Unit Plan, as amended on September16, 2009		10‑Q	November 4, 2009	10.1
10.21†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10‑Q	February 8, 2007	10.15
10.22†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Craig Barrows		10‑Q	May 5, 2017	10.2
10.23†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Anna Berkenblit		10‑Q	May 5, 2017	10.3
10.24†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Mark J. Enyedy		10‑Q	May 5, 2017	10.4
10.25†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Richard J. Gregory		10‑Q	May 5, 2017	10.5
10.26†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and David B. Johnston		10‑Q	May 5, 2017	10.6
10.27†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Thomas Ryll		10‑Q	May 5, 2017	10.7
10.28†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Theresa G. Wingrove		10‑Q	May 5, 2015	10.9
10.29†	Compensation Policy for Non-Employee Directors, as amended through September 14, 2016		10-Q	November 4, 2016	10.2
10.30†	Severance Pay Plan for Vice Presidents and Higher, as amended through February 15, 2018	X
10.31†	Summary of ImmunoGen Incentive Bonus Plan		8-K	February 20, 2018	10.1
10.32†	Amendment to Option Agreements between the Registrant and Daniel M. Junius		10-Q	May 4, 2016	10.1
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	XBRL Instance Document	X

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Dated:   March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Enyedy Mark J. Enyedy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018

/s/ David B. Johnston David B. Johnston	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018

/s/ Stephen C. McCluski Stephen C. McCluski	Chairman of the Board of Directors	March 7, 2018

/s/ Stuart A. Arbuckle Stuart Arbuckle	Director	March 7, 2018

/s/ Daniel M. Junius Daniel M. Junius	Director	March 7, 2018

/s/ Mark Goldberg, M.D. Mark Goldberg, M.D.	Director	March 7, 2018

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 7, 2018

/s/ Kristine Peterson Kristine Peterson	Director	March 7, 2018

/s/Joseph J. Villafranca Ph.D. Joseph J. Villafranca, Ph.D.	Director	March 7, 2018

/s/ Richard J. Wallace Richard J. Wallace	Director	March 7, 2018