Form 10-Q
period 2018-03-31
IMMUNOGEN INC
filed 2018-05-09
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Shares of common stock, par value $.01 per share:  133,036,946 shares outstanding as of April 30, 2018.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

Forward looking statements

This report includes forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward‑looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

These forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward‑looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2017. We disclaim any intention or obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$218,383	$267,107
Accounts receivable	34	2,649
Unbilled revenue	2,838	2,580
Contract asset	4,041	—
Non-cash royalty receivable	16,090	—
Inventory	368	1,038
Prepaid and other current assets	5,680	2,967
Total current assets	247,434	276,341
Property and equipment, net of accumulated depreciation	12,850	14,538
Other assets	4,681	3,797
Total assets	$264,965	$294,676
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,786	$8,562
Accrued compensation	5,671	11,473
Other accrued liabilities	23,756	15,767
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $828 and $772, respectively	27,619	17,779
Current portion of deferred revenue	611	1,405
Total current liabilities	66,227	55,770
Deferred lease incentive, net of current portion	4,933	5,129
Deferred revenue, net of current portion	81,522	93,752
Convertible 4.5% senior notes, net of deferred financing costs of $47 and $50, respectively	2,053	2,050
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $2,092 and $2,373, respectively	142,018	151,634
Other long-term liabilities	4,523	4,236
Total liabilities	301,276	312,571
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 133,024 and 132,526 shares as of March 31, 2018 and December 31, 2017, respectively	1,330	1,325
Additional paid-in capital	1,015,464	1,009,362
Accumulated deficit	(1,053,105)	(1,028,582)
Total shareholders’ deficit	(36,311)	(17,895)
Total liabilities and shareholders’ deficit	$264,965	$294,676

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2018	2017

Revenues:
License and milestone fees	$11,540	$18,730
Non-cash royalty revenue related to the sale of future royalties	7,190	7,613
Research and development support	383	1,478
Clinical materials revenue	702	678
Total revenues	19,815	28,499
Operating Expenses:
Research and development	44,831	32,888
General and administrative	9,995	8,119
Restructuring charge	1,731	386
Total operating expenses	56,557	41,393
Loss from operations	(36,742)	(12,894)
Investment income, net	662	115
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,046)	(3,575)
Interest expense on convertible senior notes	(24)	(1,125)
Other income, net	537	134
Net loss	$(38,613)	$(17,345)
Basic and diluted net loss per common share	$(0.30)	$(0.20)
Basic and diluted weighted average common shares outstanding	130,619	87,160
Total comprehensive loss	$(38,613)	$(17,345)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(38,613)	$(17,345)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(7,190)	(7,613)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	3,046	3,575
Depreciation and amortization	2,527	1,506
(Gain) loss on sale/disposal of fixed assets and impairment charges	(30)	180
Stock and deferred share unit compensation	3,847	2,665
Deferred rent	15	25
Change in operating assets and liabilities:
Accounts receivable	2,615	(1,867)
Unbilled revenue	(258)	4,727
Inventory	670	(1,033)
Prepaid and other current assets	(2,713)	(1,008)
Other assets	(884)	(173)
Accounts payable	(757)	(2,543)
Accrued compensation	(5,802)	(2,019)
Other accrued liabilities	5,447	775
Deferred revenue	(11,875)	(12,811)
Net cash used for operating activities	(49,955)	(32,959)
Cash flows from investing activities:
Purchases of property and equipment	(1,028)	(437)
Net cash used for investing activities	(1,028)	(437)
Cash flows from financing activities:
Proceeds from stock options exercised	2,259	—
Net cash provided by financing activities	2,259	—
Net change in cash and cash equivalents	(48,724)	(33,396)
Cash and cash equivalents, beginning of period	267,107	159,964
Cash and cash equivalents, end of period	$218,383	$126,568

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑drug conjugates, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $38.6 million during the three months ended March 31, 2018, and has an accumulated deficit of approximately $1.05  billion as of March 31, 2018. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At March 31, 2018, the Company had $218.4 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expected future collaborator payments under existing collaborations will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued. The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursements. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

B.Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen (Bermuda) Ltd. and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2017 condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company issued these financial statements. In May 2018, Takeda enrolled its first patient in a Phase I clinical trial, triggering a $5 million milestone payment to the Company. On May 1, 2018, Novartis informed the Company that it was terminating one of the six licenses that they currently have, which was for a pre-clinical stage program. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer to correct unintended application of guidance. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company adopted Accounting Standards Codification, or ASC, 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance." For discussion on the Company’s revenue recognition policy under ASC 605, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 31, 2017, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

IMMUNOGEN, INC.

ADJUSTED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

In thousands, except per share amounts

		Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASU 2014-09	2018
ASSETS
Cash and cash equivalents	$267,107	$—	$267,107
Accounts receivable	2,649	—	2,649
Unbilled revenue	2,580	—	2,580
Non-cash royalty receivable	—	8,900	8,900
Inventory	1,038	—	1,038
Prepaid and other current assets	2,967	—	2,967
Total current assets	276,341	8,900	285,241
Property and equipment, net of accumulated depreciation	14,538	—	14,538
Other assets	3,797	—	3,797
Total assets	$294,676	$8,900	$303,576
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,562	$—	$8,562
Accrued compensation	11,473	—	11,473
Other accrued liabilities	15,767	—	15,767
Current portion of deferred lease incentive	784	—	784
Current portion of liability related to the sale of future royalties, net	17,779	—	17,779
Current portion of deferred revenue	1,405	41	1,446
Total current liabilities	55,770	41	55,811
Deferred lease incentive, net of current portion	5,129	—	5,129
Deferred revenue, net of current portion	93,752	(5,231)	88,521
Convertible 4.5% senior notes, net	2,050	—	2,050
Liability related to the sale of future royalties, net	151,634	—	151,634
Other long-term liabilities	4,236	—	4,236
Total liabilities	312,571	(5,190)	307,381
Shareholders’ deficit:
Preferred stock	—	—	—
Common stock	1,325	—	1,325
Additional paid-in capital	1,009,362	—	1,009,362
Accumulated deficit	(1,028,582)	14,090	(1,014,492)
Total shareholders’ deficit	(17,895)	14,090	(3,805)
Total liabilities and shareholders’ deficit	$294,676	$8,900	$303,576

Under the previous guidance, the Company deferred revenue pertaining to the transfer of certain exclusive commercialization and development licenses. Under ASC 606, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

Under the previous guidance, milestones that were considered substantive because the Company contributed significant effort to the achievement of such milestones were recognized as revenue upon achievement of the milestone. Under ASC 606, if the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service, the associated milestone value is allocated to that distinct good or service. If a milestone is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method.

The Company also evaluates the milestone to determine whether the milestone is probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price.  As a result of recognizing a probable milestone in the transaction price as of the date of adoption, the Company recorded a reduction to accumulated deficit of $4.6 million related to a previously delivered license. The $5 million contract asset recorded for the probable milestone is being netted against  contract liabilities related to the specific contract.

Prior to the adoption of ASC 606, the Company recognized royalty revenue when it could reliably estimate such amounts and collectability was reasonably assured.  As such, the Company generally recognized revenue for sales royalties in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred. Under ASC 606, if the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As a result of recognizing royalties for sales in the fourth quarter of fiscal year 2017, the Company recognized a reduction to accumulated deficit of $8.9 million.

The net impact of these changes resulted in a $14.1 million reduction to accumulated deficit, a $5.2 million reduction to deferred revenue and an $8.9 million increase in non-cash royalty receivable.

The adoption of ASC 606 resulted in accelerated amortization of the deferred revenue balance as of December 31, 2017, which in turn reduced the related deferred tax asset by $3.9 million. As the Company fully reserves its net deferred tax assets, the impact was offset by the valuation allowance.

Impact of ASC 606 Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED BALANCE SHEET

(UNAUDITED)

In thousands, except per share amounts

	As of March 31, 2018
		Pro forma as if the
		previous accounting
	As reported	was in effect
ASSETS
Cash and cash equivalents	$218,383	$218,383
Accounts receivable	34	34
Unbilled revenue	2,838	2,838
Contract asset	4,041	—
Non-cash royalty receivable	16,090	8,875
Inventory	368	368
Prepaid and other current assets	5,680	5,680
Total current assets	247,434	236,178
Property and equipment, net of accumulated depreciation	12,850	12,850
Other assets	4,681	4,681
Total assets	$264,965	$253,709
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,786	$7,786
Accrued compensation	5,671	5,671
Other accrued liabilities	23,756	23,756
Current portion of deferred lease incentive	784	784
Current portion of liability related to the sale of future royalties, net	27,619	27,619
Current portion of deferred revenue	611	569
Total current liabilities	66,227	66,185
Deferred lease incentive, net of current portion	4,933	4,933
Deferred revenue, net of current portion	81,522	84,423
Convertible 4.5% senior notes, net	2,053	2,053
Liability related to the sale of future royalties, net	142,018	142,018
Other long-term liabilities	4,523	4,523
Total liabilities	301,276	304,135
Shareholders’ deficit:
Preferred stock	—	—
Common stock	1,330	1,330
Additional paid-in capital	1,015,464	1,015,464
Accumulated deficit	(1,053,105)	(1,067,220)
Total shareholders’ deficit	(36,311)	(50,426)
Total liabilities and shareholders’ deficit	$264,965	$253,709

 As a result of adoption of ASC 606, a contract asset of $5 million was recorded for a probable milestone that would not have been recognized under the previous guidance, which is netted against a $1 million contract liability related to rights to future technological improvements under the same contract. Additionally, a receivable was recorded for royalties earned during the first quarter rather than one quarter in arrears under the previous guidance. Deferred revenue also decreased under ASC 606 due to the transition adjustments discussed above, the reclassification of the contract liability to a net contract asset, as well as a higher amount of deferred revenue recognized related to a partner foregoing its remaining rights under a right-to-test agreement upon expiration in March 2018 due to a greater amount of the transaction price allocated to the expired material rights under ASC 606.

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three months ended March 31, 2018
		Pro forma as if the
		previous accounting
	As reported	was in effect
Revenues:
License and milestone fees	$11,540	$9,830
Non-cash royalty revenue related to the sale of future royalties	7,190	8,875
Research and development support	383	383
Clinical materials revenue	702	702
Total revenues	19,815	19,790
Operating Expenses:
Research and development	44,831	44,831
General and administrative	9,995	9,995
Restructuring charge	1,731	1,731
Total operating expenses	56,557	56,557
Loss from operations	(36,742)	(36,767)
Investment income, net	662	662
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,046)	(3,046)
Interest expense on convertible senior notes	(24)	(24)
Other income (expense), net	537	537
Net loss	$(38,613)	$(38,638)
Basic and diluted net loss per common share	$(0.30)	$(0.30)

Under the previous guidance, higher non-cash royalty revenue would have been recorded due to higher sales of Kadcyla® in the fourth quarter of 2017 compared to the first quarter of 2018 (because under the previous guidance, the Company recorded the royalties one quarter in arrears as previously described). Offsetting this change, less license and milestone fee revenue would have been recognized under the previous guidance related to a partner foregoing its remaining rights under a right-to-test agreement upon expiration in March 2018 due to a greater amount of the transaction price allocated to the expired material rights under ASC 606.

The adoption of ASC 606 had no aggregate impact on the Company’s cash flows from operations. The aforementioned impact resulted in offsetting shifts in cash flows through net losses and working capital accounts.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of

ADC therapeutics. The terms of these agreements contain multiple performance obligations which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents and (v) the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which is discussed in further detail below.

At March 31, 2018, the Company had the following material types of agreements with the parties identified below:

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

Development and Commercialization Licenses

The obligations under a development and commercialization license agreement generally include the license to the Company’s ADC technology with respect to a specified antigen target, and may also include obligations related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. In the case of Kadcyla, however, the minimum royalty term is 10 years and the maximum royalty term is 12 years on a country‑by‑country basis, regardless of patent protection. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments.

In determining the performance obligations, management evaluates whether the license is distinct, and has significant standalone functionality, from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace and whether technological improvements are required for the continued functionality of the license. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. The Company estimates the stand-alone selling prices of the license and all other performance obligations based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

The Company recognizes revenue related to research services as the services are performed. The Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is compensated at negotiated rates and may receive milestone payments for developing these processes which are also recorded as a component of research and development support revenue. The Company may also produce research material for potential collaborators under material transfer agreements. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue.

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and control has transferred to the collaborator. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period, which impacts the margins recognized on such product sales.

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

At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. In addition, the Company evaluates the milestone to determine whether the milestone is considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated; otherwise, such amounts are considered constrained and excluded from the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development or regulatory milestones and any related constraint, and if necessary, adjusts its estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.

For development and commercialization license agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint. Under the Company’s development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under the development and commercialization agreements, the Company receives royalty reports and payments from its licensees approximately one quarter in arrears.  The Company estimates the amount of royalty revenue to be recognized based on historical and forecasted sales and/or sales information from its licensees if available.

Collaboration and Option Agreements/Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to test the Company’s ADC technology for a defined period of time through a research, or right‑to‑test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) take options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of March 31, 2018, all right-to-test agreements have expired.

If the Company concludes that an option provides the customer a material right, and therefore is a separate performance obligation, the Company then determines the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license and c) probability of exercise.

Upfront payments on development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone functionality and is distinct from the undelivered elements.

The Company does not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

In determining whether a collaboration and option agreement is within the scope of ASC 808, Collaborative Arrangements, management evaluates the level of involvement of both companies in the development and commercialization of the products to determine if both parties are active participants and if both parties are exposed to risks and rewards dependent on the commercial success of the licensed products. If the agreement is determined to be within the scope of ASC 808, the Company will segregate the research and development activities and the related cost sharing arrangement. Payments made by the Company for such activities will be recorded as research and development expense and reimbursements received from its partner will be recognized as an offset to research and development expense.

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and exclude unexercised contract options and potential orders under ordering type contracts.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $82.1 million. The Company expects to recognize revenue on approximately 2%,  1% and 97% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at				Balance at
	January 1, 2018				End
	(ASC 606 adoption)	Additions		Deductions	of Period
Three months ended March 31, 2018
Contract asset	$—		$4,041	$—	$4,041
Contract liabilities:
Deferred revenue	$89,967	$		$(7,834)	$82,133

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

Three months ended
March 31, 2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$11,540
Performance obligations satisfied in previous periods	$-

As a result of adoption of ASC 606, a contract asset of $5 million was recorded for a probable milestone which was netted against an approximate $1 million contract liability related to the specific contract as of March 31, 2018. During the current quarter, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $6.9 million due to contract asset and contract liability netting. In addition, $500,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the quarter upon completion of the Debiopharm performance obligations, $101,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements and $335,000 of revenue was recognized upon shipment of clinical materials to a partner.

During the three months ended March 31, 2017, $12.7 million in license revenue was recognized for completing delivery of a license to CytomX, $703,000 was recognized upon shipment of a partner batch and $80,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.  In addition, $6.0 million of milestone revenue was recognized under ASC 605.

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of March 31, 2018 and

December 31, 2017. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of March 31, 2018 and December 31, 2017, the Company held $218.4 million and $267.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $262,000 and $482,000 of accrued capital expenditures as of March 31, 2018 and December 31, 2017, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of March 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$195,063	$195,063	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) was $2.1 million and $3.8 million, respectively, as of March 31, 2018 and December 31, 2017. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades.

Unbilled Revenue

The majority of the Company’s unbilled revenue at March 31, 2018 represents research funding earned prior to that date based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first-in, first-out (FIFO) basis.

Inventory at March 31, 2018 and December 31, 2017 is summarized below (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$40	$40
Work in process	328	998
Total	$368	$1,038

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $403,000 of expense related to excess inventory in the three months ended March 31, 2017. There were no similar charges in the three months ended March 31, 2018.

Work in process inventory consists of conjugate manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All conjugate is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for conjugate that did not meet specification and status of current conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at March 31, 2018. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in arrangements with multiple performance obligations is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations, and therefore, costs are capitalized into inventory at the supply prices which represents net realizable value. During the three months ended March 31, 2018 and 2017, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $344,000 and $727,000, respectively.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Options outstanding to purchase common stock and unvested restricted stock at end of period	17,677	13,690
Common stock equivalents under treasury stock method for options and unvested restricted stock	3,436	110
Shares issuable upon conversion of Convertible Notes at end of period	501	23,878
Common stock equivalents under if-converted method for Convertible Notes	501	23,878

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2018, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan. At the annual meeting of shareholders on December 9, 2016, the 2016 Plan was approved and provides for the issuance of stock grants, the grant of options and the grant of stock‑based Awards for up to 5,500,000 shares of the Company’s common stock, as well as up to 14,250,000 shares of common stock which represent awards granted under the previous stock option plan, the ImmunoGen, Inc. 2006 Employee, Director and Consultant Equity Incentive Plan, or the 2006 Plan, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to December 9, 2016. At the annual meeting of shareholders on June 13, 2017, the 2016 Plan was amended to increase the number of shares authorized for issuance thereunder by 1,000,000. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended March 31,
	2018	2017
Dividend	None	None
Volatility	70.82%	66.89%
Risk-free interest rate	2.70%	2.03%
Expected life (years)	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2018 and 2017 were $10.55 and $1.52 per share, respectively.

A summary of option activity under the 2006 and 2016 Plans as of March 31, 2018, and changes during the three month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2017	11,971	$9.91
Granted	4,465	10.55
Exercised	(421)	5.37
Forfeited/Canceled	(173)	12.83
Outstanding at March 31, 2018	15,842	$10.18

During the three months ended March 31, 2018, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 421,000 shares of common stock at prices ranging from $2.03 to $12.21 per share. The total proceeds to the Company from these option exercises were $2.3 million.

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

A summary of restricted stock activity under the 2006 and 2016 Plans (inclusive of the performance awards noted above) as of March 31, 2018 and changes during the three month period ended March 31, 2018 is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2017	2,319	$2.82
Awarded	—	—
Vested	(484)	2.52
Forfeited	—	—
Unvested at March 31, 2018	1,835	$2.90

Stock compensation expense related to stock options and restricted stock awards granted under the 2016 and 2006 Plans was $3.7 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the estimated fair value of unvested employee awards was $37.1 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years. Also included in stock compensation expense for the three months ended March 31, 2018 and 2017 is expense recorded for directors’ deferred share units, the details of which are discussed in Note G.

Segment Information

During the three months ended March 31, 2018, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended March 31, 2018 and 2017 are included in the following table:

	Three Months Ended
	March 31,
Collaborative Partner:	2018	2017
CytomX	4%	48%
Roche	37%	27%
Sanofi	—%	21%
Takeda	56%	3%

There were no other customers of the Company with significant revenues in the three months ended March 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for the Company on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting (Topic 718)  regarding changes to terms and conditions of share-based payment awards. The ASU provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. In January 2018, the FASB issued an update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new standard and that were not previously accounted for as leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and calls for retrospective application, with early adoption permitted. Accordingly, the standard is effective for the Company on January 1, 2019. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases, which substantially consists of the Company’s facility leases summarized in Note I, Commitments and Contingencies, to the consolidated financial statements.

C.       Agreements

Significant Collaborative Agreements

Jazz Pharmaceuticals

In August 2017, the Company entered into a collaboration and option agreement with Jazz granting them exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement (its “License Options”). The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of acute myeloid leukemia (AML) in Phase 1 testing, and IMGN632, a CD123-targeted ADC for hematological malignancies also in Phase I testing, and  an early-stage program to be determined at a later date. Under the terms of the agreement, the Company will be responsible for the development of the three ADC programs prior to any potential opt-in by Jazz. Following any opt-in, Jazz would be responsible for any further development as well as for potential regulatory submissions and commercialization.

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

Due to the involvement the Company and Jazz both have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the three month period ended March 31, 2018, is a $2.0 million credit related to reimbursements from Jazz.

The three License Options are considered material rights as the exercise price for each option is priced at a discount to the fair value of the underlying licenses. Therefore, the non-refundable, upfront arrangement consideration of $75 million was allocated to the three License Options based on the relative standalone selling price method. The amounts allocated to the License Options will be recognized as revenue when exercised by Jazz or upon expiration. The Company does not control when Jazz will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue related to the delivery of the licenses, and accordingly, the upfront payment of $75 million is included in long-term deferred revenue as of March 31, 2018.

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy under ASC 606, $7.2 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended March 31, 2018 were recorded and included in non-cash royalty revenue for the three-month period ended March 31, 2018.   Under the previous revenue recognition policy using ASC 605, $8.9 million of non-cash royalties would have been recorded in the current quarter. Under the previous guidance, $7.6 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended December 31, 2016 were included in non-cash royalty revenue for the three-month period ended March 31, 2017. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

Sanofi

On May 30, 2017, the Company and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using the Company’s technology.  Under the terms of the amended 2003 collaboration and license agreement, the Company granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. The Company and Sanofi also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors.  As consideration for these amendments, the Company received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties under both license agreements. Under the previous guidance of ASC 605, the Company recognized $6 million of milestone payments related to the license agreements above, prior to the agreement executed in May 2017, which is included in license and milestone fee revenue for the three months ended March 31, 2017.

CytomX

In January 2014, The Company entered into a reciprocal right‑to‑test agreement with CytomX. The agreement provides CytomX with the right to test the Company’s payload agents and linkers with CytomX antibodies that utilize their proprietary antibody-masking technology, termed ProbodiesTM for a specified number of targets and to subsequently take an exclusive, worldwide license to use the Company’s technology to develop and commercialize Probody-drug conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. The Company received no upfront cash payment in connection with the execution of the right‑to‑test agreement. Instead, the Company received reciprocal rights to test its payload agents and linkers with ImmunoGen antibodies masked using CytomX technology to create Probody-drug conjugates directed to a specified number of targets and to subsequently take exclusive, worldwide licenses to develop and commercialize such conjugates directed to the specified targets on terms agreed upon at the inception of the right‑to‑test agreement. The terms of the right‑to‑test agreement require the Company and CytomX to each take its respective development and commercialization licenses by the end of the term of the research license. In addition, both the Company and CytomX are required to perform specific research activities under the right‑to‑test agreement on behalf of the other party for no monetary consideration.

In February 2016, CytomX took its development and commercialization license for a specified target.  An amendment of the agreement executed simultaneously with that license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target.  Accordingly, under the previous guidance of ASC 605, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon the Company recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the three months ended March 31, 2017.  With respect to the development and commercialization license taken by CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. The next payment the Company could receive would be a $3 million development milestone payment with commencement of a Phase 2 clinical trial. CytomX is responsible for the manufacturing, product development and marketing of any product resulting from the development and commercialization license taken by CytomX under this collaboration.

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provided Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. The two additional license options were considered material rights as the exercise price for each option was priced at a discount to the fair value of the underlying licenses. Therefore, the non-refundable, upfront arrangement consideration was allocated to the first license, technological improvements and two additional options based on the relative standalone selling price method. The first license was granted to Takeda in December 2015. In March 2018, the right-to-test agreement expired without Takeda exercising their option to a second license or extending the agreement or expanding the agreement as it had the right to do for a third license. Accordingly, the remaining $10.9 million of revenue that had been deferred for such performance obligations was recognized as revenue and is included in license and milestone fees for the three months ended March 31, 2018. The next potential milestone payment the Company will be entitled to receive will be a $5 million development milestone payment with the initiation of a Phase I clinical trial under the first development and commercialization license taken. Due to the likelihood of this milestone being attained, this milestone was allocated to the delivered license and the right to technological improvements. The amount allocated to the delivered license was recognized as a contract asset as part of the transition adjustment. In May 2018, Takeda enrolled its first patient in said Phase I clinical trial, triggering the $5 million milestone payment to the Company. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from the remaining license.

Debiopharm

On May 24, 2017, Debiopharm acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies.  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology. Upon substantial completion of the transfer of the Company’s technologies related to the program (technology transfer) in the fourth quarter of 2017, the Company achieved a $5 million milestone, $4.5 million of which was received in December 2017 and the balance in January 2018. In addition, the Company is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial.

The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

The total arrangement consideration of $30 million (which comprises the $25 million upfront payment and the transfer fee of $5 million) was allocated to the units of accounting based on the relative selling price method as follows: $29.7 million to the license/technology transfer and $300,000 to the physical materials. The Company recorded $29.5 million of revenue as outlined above when the technology transfer work was substantially completed in the fourth quarter of 2017. The $500,000 balance of the milestone was recorded as revenue in January 2018, coinciding with the delivery of the physical materials, which is included in license and milestone fees for the three months ended March 31, 2018.

For additional information related to certain of these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2017 Annual Report on Form 10-K.

D.       Convertible 4.5% Senior Notes

In 2016, the Company issued the Convertible Notes with an aggregate principal amount of $100 million. The Company received net proceeds of $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $3.4 million.

During the second half of calendar 2017, the Company entered into privately negotiated exchange agreements with a number of holders of the Company’s outstanding Convertible Notes, pursuant to which the Company agreed to exchange, in a private placement, $97.9 million in aggregate principal amount of Convertible Notes held by the holders for 26,160,187 newly issued shares of common stock, equivalent to the number of shares based on the original conversion terms, plus an additional number of newly issued shares of common stock determined based on the volume-weighted average trading price of the common stock over certain trading days. As a result of the agreements, 2,784,870 additional shares were issued.

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $24,000 and $1.1 million of interest expense in the three months ended March 31, 2018 and 2017, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

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

The following table shows the activity within the liability account during the three-month period ended March 31, 2018 (in thousands). The cash for the royalties was not received until after the end of the quarter, so accordingly, the change in the liability was solely due to the amortization of the transactions costs discussed above:

Period from
December 31, 2017 to
March 31, 2018
Liability related to sale of future royalties, net — beginning balance	$169,413
Non-cash interest expense recognized	224
Liability related to sale of future royalties, net — ending balance	$169,637

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

F. Income Taxes

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $97.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance during the year ended December 31, 2017. As a result, there was no impact to the Company’s income statement as a result of the reduction in tax rates. The Company’s preliminary estimate of the TCJA and the remeasurement of the Company’s deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns, including potential changes related to the impact of the TCJA provisions on executive compensation. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available.  At March 31, 2018, there has been no change in the provisional amount and the Company will continue to analyze and refine its calculations related to the measurement of these balances, which is to be completed no later than one year after the enactment of the TCJA.

G.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended March 31, 2018 and 2017, the Company recorded $26,000 and $12,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. The value of the stock units are classified as a liability and adjusted to market value at each reporting period as the redemption amount of stock units for this plan will be paid in cash.  No stock units have been issued under the 2001 Plan subsequent to June 30, 2004.

Compensation Policy for Non-Employee Directors

During the three months ended March 31, 2018 and 2017, the Company recorded $102,000 and $38,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors. Pursuant to the Compensation Policy for Non-Employee Directors, in February 2018 and January 2017, the Company issued retiring directors 77,012 and 53,248 shares of common stock of the Company to settle outstanding deferred share units.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 40,000 options in December 2016 and 80,000 options in June 2017, and the related compensation expense for the three months ended March 31, 2018 and 2017 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

H.       Restructuring Charges

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for the Company’s development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility expected by early 2019. Implementation of the new operating model will result in the separation of approximately 30 employees, with a net reduction of approximately 20 positions, by the end of 2018. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance in the current quarter related to a pre-existing plan. Additional expense will be recorded for retention benefits over the remaining service period of the related employees, which totaled $384,000 in the current quarter. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the current quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits are expected to be paid out in the fourth quarter of 2018.

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the three months ended March 31, 2017, the Company recorded $386,000 of impairment charges related to this lease. No such charges have been recorded in the current period.

I.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed in December 2013, April 2014, and December 2015, the Company received construction allowances of $746,000,  $1.1 million, and $186,000, respectively, to build out office and lab space to the Company’s specifications. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company executed a fourth amendment to this lease in April 2018, leasing an additional 10,000 square feet of office space in order to accommodate employees being retained from the future Norwood closure previously discussed. The Company is entitled to a construction allowance of $400,000 to build out this space to its specifications.

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

The Company also leases manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through June 30, 2018. The Company is currently negotiating the terms to continue the lease until it has vacated the premises pursuant to the restructuring plan described previously. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2018 (nine months remaining)	$5,717
2019	7,202
2020	7,251
2021	7,074
2022	7,125
Thereafter	23,531
Total minimum lease payments	$57,900

There are no obligations under capital leases as of March 31, 2018, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2018, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80.0 million.

Manufacturing Commitments

As of March 31, 2018, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $2.6 million, all of which will be paid in 2018.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, of which only €13.9 million euros is noncancelable as of March 31, 2018.

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

We have established a leadership position in ADCs. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab soravtansine for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express medium or high levels of FRα and who have received up to three prior treatment regimens. In June 2017, we reported data on 113 ovarian cancer patients treated with mirvetuximab soravtansine from three Phase 1 expansion cohorts. From this pooled analysis, in the subset of 36 patients meeting the key eligibility criteria for FORWARD I, the confirmed overall response rate, or ORR, was 47 percent (95% CI 30, 65) and median progression-free survival, or mPFS, was 6.7 months (95% CI 4.1, 8.3). The safety profile of this pooled population was consistent with data previously reported (ASCO 2016), consisting of low grade, manageable adverse events. The Phase 3 FORWARD I trial has completed enrollment with sites in the U.S., Canada and Europe, with top-line results expected in the first half of 2019.

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC. FORWARD II consists of cohorts assessing mirvetuximab soravtansine in combination with, in separate doublets, Avastin® (bevacizumab), pegylated liposomal doxorubicin, or PLD, carboplatin, and Keytruda® (pembrolizumab). We reported the first clinical data from FORWARD II in June 2017 demonstrating that mirvetuximab soravtansine may complement currently available therapies in a range of treatment settings, including earlier lines of therapy. At the Society of Gynecologic Oncology Annual Meeting in March 2018, we reported the initial efficacy findings from the dose escalation cohort of mirvetuximab in combination with Keytruda, demonstrating encouraging efficacy and favorable tolerability.

Based on the encouraging profile of these combinations, we have advanced expansion cohorts for the Avastin and Keytruda combinations in patients with platinum-resistant disease and have recently initiated a triplet combination evaluating mirvetuximab plus carboplatin and Avastin in patients with recurrent platinum-sensitive ovarian cancer.  We will report the findings from the mirvetuximab plus Avastin expansion cohort at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2018 and expect to report the initial findings from the mirvetuximab plus Keytruda expansion cohort at a medical meeting before the end of 2018.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported clinical data from this trial in December 2017 demonstrating IMGN779 is well tolerated with no dose limiting toxicities and that IMGN779 has dose-dependent biological and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML and our goal is to establish the recommended Phase 2 dose (RP2D) in 2018. We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies, including AML and blastic plasmacytoid dendritic cell neoplasm (BPDCN). In January 2018, we announced that the first patient had been dosed in the Phase 1 trial of IMGN632. We expect to report the first clinical data from dose escalation for IMGN632 in the fourth quarter of 2018, along with updated clinical data for IMGN779 in that timeframe.

In August 2017, we announced a strategic collaboration and option agreement with Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with Amgen, Bayer, Biotest, CytomX, Debiopharm, Lilly, Novartis, and Sanofi. We also have a partnership with Takeda, with the first candidate integrating our IGN payload to enter clinical testing for solid tumors in May 2018. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2018, we had $218.4 million in cash and cash equivalents compared to $267.1 million as of December 31, 2017.

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

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition”, which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. Refer to Note B to the consolidated financial statements for further discussion on this change. There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2018 and 2017

Revenues

Our total revenues for the three months ended March 31, 2018 and 2017 were $19.8 million and $28.5 million, respectively. The $8.7 million decrease in revenues in the three months ended March 31, 2018 from the same period in the prior year is attributable to decreases in license and milestone fees, non-cash royalty revenue and research development support revenue, partially offset by a marginal increase in clinical materials revenue, all of which are discussed below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $11.5 million and $18.7 million for the three months ended March 31, 2018 and 2017, respectively. Under previous guidance, license and milestone fees would have been $9.8 million.  Included in license and milestone fees for the current period is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda and a $500,000 payment received in January 2018 related to the completed technology transfer of asset IMGN529 to Debiopharm. Included in license and milestone fees for the prior year period is $12.7 million of non-cash license revenue earned upon the expiration of the right to replace target specified under the development and commercialization license with CytomX and $6 million of development milestones achieved under license agreements with Sanofi.

Deferred revenue of $82.1 million as of March 31, 2018 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with current revenue guidance, ASC 606, $7.2 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended March 31, 2018 were recorded and included in non-cash royalty revenue for the three-month period ended March 31, 2018. Under the previous revenue guidance, ASC 605, $8.9 million of non-cash royalties would have been recorded in the current quarter. Under ASC 605, $7.6 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended December 31, 2016 were included in non-cash royalty revenue for the three-month period ended March 31, 2017. In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Liquidity and Capital Resources below for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $383,000 for the three months ended March 31, 2018 compared with $1.5 million for the three months ended March 31, 2017.

Clinical materials revenue

The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $702,000 for the three months ended March 31, 2018 compared to $678,000 for the three months ended March 31, 2017. During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge.

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

Research and development expense for the three months ended March 31, 2018 increased $11.9 million to $44.8 million from $32.9 million for the three months ended March 31, 2017 primarily due to increased clinical trial and drug supply cost driven by the accelerated timing of completing patient enrollment in FORWARD I. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2018	2017
Research	$6,063	$5,634
Preclinical and Clinical Testing	24,800	16,850
Process and Product Development	2,759	2,943
Manufacturing Operations	11,209	7,461
Total Research and Development Expense	$44,831	$32,888

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended March 31, 2018 increased $429,000 compared to the three months ended March 31, 2017. This increase is principally due to marginal increases in salaries and related expenses, lab supply costs and contract services.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2018 increased $7.9 million to $24.8 million compared to $16.9 million for the three months ended March 31, 2017. This increase is primarily the result of an increase in clinical trial costs principally driven by advancement of the FORWARD I study and an increase in salaries and related expenses driven substantially by an increase in personnel and greater stock compensation expense. Partially offsetting these increases, a credit was recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services and facility expenses. For the three months ended March 31, 2018, total development expenses decreased $184,000 compared to the three months ended March 31, 2017. This decrease is principally due to a  credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, and quality control and quality assurance activities and costs to support the operation and maintenance of our conjugate manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2018, manufacturing operations expense increased $3.7 million to $11.2 million compared to $7.5 million in the same period last year. This increase is principally the result of: (i) an increase in cytotoxic costs to support validation and supply of mirvetuximab soravtansine; (ii) a decrease in costs capitalized into inventory due to a fewer number of manufactured batches of conjugated materials on behalf of our collaborators in the current period; and, (iii) increased depreciation related to accelerated amortization of Norwood leasehold improvements. Partially offsetting the net increase, a credit was recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 increased $1.9 million compared to the same period last year. This  increase is primarily due to an increase in third-party service fees in the current period.

Restructuring Charge

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model will lead to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility expected by early 2019. Implementation of the new operating model will result in the separation of approximately 30 employees, with a net reduction of 20 positions, by the end of 2018. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, we recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the current quarter.  Additional retention expense will be recorded over the remaining service period of the related employees, which totaled $384,000 in the current quarter. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the current quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits are expected to be paid out in the fourth quarter of 2018.

As a result of a workforce reduction in September 2016, we began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the three months ended March 31, 2017, we recorded $386,000 of impairment charges related to this lease. No such charges have been recorded in the current period.

Investment Income, net

Investment income for the three months ended March 31, 2018 and 2017 was $662,000 and $115,000, respectively. The increase in the current period is due to a greater average cash balance driven largely by $101.7 million of net proceeds generated from a public offering of common stock in October 2017.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended March 31, 2018 and 2017, we recorded $3.0 million and $3.4 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 6.5%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. We recorded $24,000 and

$1.1 million of interest expense in the three months ended March 31, 2018 and 2017, respectively. The decrease in interest expense is a result of $97.9 million of the notes converting to shares of common stock during the second half of last year.

Other Income, net

Other income, net for the three months ended March 31, 2018 and 2017 was $537,000 and $134,000, respectively. These amounts were foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the three months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$218,383	$267,107
Working capital	181,207	220,571
Shareholders’ deficit	(36,311)	(17,895)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash used for operating activities	$(49,955)	$(32,959)
Cash used for investing activities	(1,028)	(437)
Cash provided by financing activities	2,259	—

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, and royalties, and more recently, convertible debt. We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of March 31, 2018, we had $218.4 million in cash and cash equivalents. Net cash used for operations was $50.0 million and $33.0 million for the three months ended March 31, 2018 and 2017, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss.

Net cash used for investing activities was $1.0 million and $437,000 for the three months ended March 31, 2018 and 2017, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment.

Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2018 which includes proceeds from the exercise of approximately 421,000 stock options in the current period. There were no such proceeds in the three months ended March 31, 2017.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

The information set forth under Note B to the consolidated financial statements under the caption “Summary of Significant Accounting Policies” is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017. Since then there have been no material changes to our market risks or to our management of such risks.

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

(b)Changes in Internal Controls

During the three months ended March 31, 2018, we implemented certain internal controls in connection with the adoption of Accounting  Standards Codification Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the factors disclosed in our 2017 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (the “Commission”).

ITEM 5.  Other Information

None

ITEM 6.      Exhibits

Exhibit No.		Description
10.1		Compensation Policy for Non-Employee Directors, as amended through March 28, 2018
10.2		Fourth Amendment to Lease Agreement dated as of April 6, 2018 by and between CRP/King 830 Winter L.L.C., landlord, and the Registrant
10.3	*	Development and License Agreement, dated as of October 20, 2008, by and between the Company and Bayer HealthCare AG
10.4	*	Multi-Target Agreement, dated as of December 19, 2011, by and between the Company and Eli Lilly
10.5		Change in Control Severance Agreement dated April 23, 2018 between the Registrant and Blaine H. McKee
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

ImmunoGen, Inc.

Date: May 9, 2018	By:	/s/Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)