Form 10-Q
period 2018-09-30
IMMUNOGEN INC
filed 2018-11-02
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

Shares of common stock, par value $.01 per share:  149,090,770 shares outstanding as of October 29, 2018.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

These forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward‑looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2017. We disclaim any intention or obligation to update or revise any forward‑looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$303,205	$267,107
Accounts receivable	2,115	2,649
Unbilled revenue	521	2,580
Contract asset	500	—
Non-cash royalty receivable	8,115	—
Inventory	1,938	1,038
Prepaid and other current assets	6,320	2,967
Total current assets	322,714	276,341
Property and equipment, net of accumulated depreciation	13,209	14,538
Other assets	3,941	3,797
Total assets	$339,864	$294,676
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$10,352	$8,562
Accrued compensation	10,316	11,473
Other accrued liabilities	24,117	15,767
Current portion of deferred lease incentive	832	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $759 and $772, respectively	23,040	17,779
Current portion of deferred revenue	1,713	1,405
Total current liabilities	70,370	55,770
Deferred lease incentive, net of current portion	4,854	5,129
Deferred revenue, net of current portion	80,592	93,752
Convertible 4.5% senior notes, net of deferred financing costs of $40 and $50, respectively	2,060	2,050
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $1,739 and $2,373, respectively	130,907	151,634
Other long-term liabilities	4,193	4,236
Total liabilities	292,976	312,571
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 149,049 and 132,526 shares as of September 30, 2018 and December 31, 2017, respectively	1,490	1,325
Additional paid-in capital	1,186,934	1,009,362
Accumulated deficit	(1,141,536)	(1,028,582)
Total shareholders’ equity (deficit)	46,888	(17,895)
Total liabilities and shareholders’ equity (deficit)	$339,864	$294,676

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
License and milestone fees	$672	$79	$13,533	$49,889
Non-cash royalty revenue related to the sale of future royalties	8,441	6,503	22,873	20,555
Research and development support	388	650	1,159	3,030
Clinical materials revenue	1,427	1,248	2,465	2,525
Total revenues	10,928	8,480	40,030	75,999
Operating Expenses:
Research and development	47,243	31,689	130,775	99,896
General and administrative	8,347	7,908	26,994	24,863
Restructuring charge	870	—	3,287	386
Total operating expenses	56,460	39,597	161,056	125,145
Loss from operations	(45,532)	(31,117)	(121,026)	(49,146)
Investment income, net	1,369	293	2,845	551
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(2,546)	(3,385)	(8,203)	(10,461)
Interest expense on convertible senior notes	(23)	(762)	(70)	(3,012)
Non-cash debt conversion expense	—	(22,191)	—	(22,191)
Other (expense) income, net	(75)	480	(590)	1,365
Net loss	$(46,807)	$(56,682)	$(127,044)	$(82,894)
Basic and diluted net loss per common share	$(0.32)	$(0.61)	$(0.92)	$(0.93)
Basic and diluted weighted average common shares outstanding	147,220	93,001	137,472	89,133
Total comprehensive loss	$(46,807)	$(56,682)	$(127,044)	$(82,894)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	87,301	$873	$778,847	$(932,570)	$(152,850)
Net loss	—	—	—	(96,012)	(96,012)
Stock options exercised	191	1	649	—	650
Issuance of common stock	16,675	167	101,496	—	101,663
Restricted stock award - net of forfeitures	2,146	21	(21)	—	—
Conversion of debt	26,160	262	117,067	—	117,329
Stock option and restricted stock compensation expense	—	—	11,119	—	11,119
Directors' deferred share units converted	53	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	206	—	206
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(127,044)	(127,044)
Stock options exercised	595	6	2,937	—	2,943
Issuance of common stock	15,755	158	162,354	—	162,512
Stock option and restricted stock compensation expense	—	—	12,024	—	12,024
Directors' deferred share units converted	173	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	258	—	258
Balance at September 30, 2018	149,049	$1,490	$1,186,934	$(1,141,536)	$46,888

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands, except per share amounts

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(127,044)	$(82,894)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(22,873)	(20,555)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	8,203	10,461
Non-cash debt conversion expense	—	22,191
Depreciation and amortization	6,192	4,307
(Gain) loss on sale/disposal of fixed assets and impairment charges	(30)	180
Stock and deferred share unit compensation	12,282	8,458
Deferred rent	(62)	71
Change in operating assets and liabilities:
Accounts receivable	534	(495)
Unbilled revenue	2,059	4,178
Inventory	(900)	(51)
Contract asset	(500)	—
Prepaid and other current assets	(3,353)	641
Other assets	(144)	(93)
Accounts payable	1,420	(993)
Accrued compensation	(1,157)	1,579
Other accrued liabilities	7,898	2,781
Deferred revenue	(7,662)	87,288
Net cash (used) provided by operating activities	(125,137)	37,054
Cash flows from investing activities:
Purchases of property and equipment	(4,220)	(847)
Net cash used for investing activities	(4,220)	(847)
Cash flows from financing activities:
Proceeds from stock options exercised	2,943	363
Proceeds from common stock issuance, net of $395 of transaction costs	162,512	—
Fees for debt conversion	—	(1,683)
Net cash provided (used) for financing activities	165,455	(1,320)
Net change in cash and cash equivalents	36,098	34,887
Cash and cash equivalents, beginning of period	267,107	159,964
Cash and cash equivalents, end of period	$303,205	$194,851

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑drug conjugates, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $127.0 million during the nine months ended September 30, 2018, and has an accumulated deficit of approximately $1.1  billion as of September 30, 2018. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At September 30, 2018, the Company had $303.2 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued.  The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, research funding, and clinical material reimbursements. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, complexities associated with managing collaboration arrangements, third‑party reimbursements, and compliance with governmental regulations.

B.Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen (Bermuda) Ltd., ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2017 condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2018, up through the date the Company issued these financial statements. In October 2018, Lilly informed the Company that it was terminating its three current development and commercialization licenses, two of which were pre-clinical stage programs and one for which the clinical program had been cancelled. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

Under ASC 606, the Company also evaluates the milestone to determine whether the milestone is probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price.  The Company determined it was probable that a future $5.0 million milestone for Takeda enrolling a patient in a Phase I trial as of the date of adoption would occur and, accordingly, recorded a reduction to accumulated deficit of $4.6 million related to this previously delivered license as approximately $400,000 was allocated to undelivered rights to future technological improvements. The $5.0 million contract asset recorded for the probable milestone was netted against contract liabilities related to the specific contract.

Prior to the adoption of ASC 606, the Company recognized royalty revenue when it could reliably estimate such amounts and collectability was reasonably assured.  As such, the Company generally recognized revenue for sales royalties in the quarter the amounts were reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred. Under ASC 606, if the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As a result of recognizing royalties for sales in the fourth quarter of fiscal year 2017, the Company recognized a reduction to accumulated deficit of $8.9 million.

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

Impact of ASC 606 Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet and statement of operations, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED BALANCE SHEET

(UNAUDITED)

In thousands, except per share amounts

	As of September 30, 2018
		Pro forma as if the
		previous accounting
	As reported	was in effect
ASSETS
Cash and cash equivalents	$303,205	$303,205
Accounts receivable	2,115	2,115
Unbilled revenue	521	521
Contract asset	500	—
Non-cash royalty receivable	8,115	—
Inventory	1,938	1,938
Prepaid and other current assets	6,320	6,320
Total current assets	322,714	314,099
Property and equipment, net of accumulated depreciation	13,209	13,209
Other assets	3,941	3,941
Total assets	$339,864	$331,249
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$10,352	$10,352
Accrued compensation	10,316	10,316
Other accrued liabilities	24,117	24,117
Current portion of deferred lease incentive	832	832
Current portion of liability related to the sale of future royalties, net	23,040	23,040
Current portion of deferred revenue	1,713	1,455
Total current liabilities	70,370	70,112
Deferred lease incentive, net of current portion	4,854	4,854
Deferred revenue, net of current portion	80,592	83,834
Convertible 4.5% senior notes, net	2,060	2,060
Liability related to the sale of future royalties, net	130,907	130,907
Other long-term liabilities	4,193	4,193
Total liabilities	292,976	295,960
Shareholders’ deficit:
Preferred stock	—	—
Common stock	1,490	1,490
Additional paid-in capital	1,186,934	1,186,934
Accumulated deficit	(1,141,536)	(1,153,135)
Total shareholders’ deficit	46,888	35,289
Total liabilities and shareholders’ deficit	$339,864	$331,249

As a result of adoption of ASC 606, a receivable is recorded for royalties earned during the current quarter rather than one quarter in arrears under the previous guidance. Deferred revenue increased under ASC 606 due to a greater amount of the transaction prices being allocated to the future technological improvement rights under ASC 606.

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine months ended
	September 30, 2018		September 30, 2018
		Pro forma as if the		Pro forma as if the
		previous accounting		previous accounting
	As reported	was in effect	As reported	was in effect
Revenues:
License and milestone fees	$672	$80	$13,533	$15,239
Non-cash royalty revenue related to the sale of future royalties	8,441	7,562	22,873	23,658
Research and development support	388	388	1,159	1,159
Clinical materials revenue	1,427	1,427	2,465	2,465
Total revenues	10,928	9,457	40,030	42,521
Operating Expenses:
Research and development	47,243	47,243	130,775	130,775
General and administrative	8,347	8,347	26,994	26,994
Restructuring charge	870	870	3,287	3,287
Total operating expenses	56,460	56,460	161,056	161,056
Loss from operations	(45,532)	(47,003)	(121,026)	(118,535)
Investment income, net	1,369	1,369	2,845	2,845
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(2,546)	(2,546)	(8,203)	(8,203)
Interest expense on convertible senior notes	(23)	(23)	(70)	(70)
Other (expense) income, net	(75)	(75)	(590)	(590)
Net loss	$(46,807)	$(48,278)	$(127,044)	$(124,553)
Basic and diluted net loss per common share	$(0.32)	$(0.33)	$(0.92)	$(0.91)

Under the previous guidance, non-cash royalty revenue would have been lower than the amount recorded for the three months ended September 30, 2018, however, higher non-cash royalty revenue would have been recorded for the nine months ended September 30, 2018 due to higher tiered royalties for Kadcyla® in the fourth quarter of 2017 (because under the previous guidance, the Company recorded the royalties one quarter in arrears as previously described). License and milestone fee revenue for the three months ended September 30, 2018 would have been lower due to a $500,000 development milestone recorded due to its probability of occurring in accordance with the new guidance. During the nine months ended September 30, 2018, under the previous guidance, a $5.0 million milestone would have been included as license and milestone fee revenue, however, due to its probability of occurring at the time of transition to ASC 606, it was recognized as part of the transition adjustment. Partially offsetting this change, less license and milestone fee revenue would have been recognized under the previous guidance related to a partner foregoing its remaining rights under a right-to-test agreement upon expiration in March 2018. A greater amount of the transaction price was allocated to the expired material rights under ASC 606 than under the previous guidance.

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

As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract, which is discussed in further detail below.

At September 30, 2018, the Company had the following material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

Amgen (one exclusive single-target license which has been sublicensed to Oxford BioTherapeutics Ltd.)

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license)

CytomX (one exclusive single-target license)

Fusion Pharmaceuticals (one exclusive single-target license)

Lilly (three  exclusive single-target licenses – terminated in October 2018)

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

The Company may also provide cytotoxic agents to its collaborators or produce preclinical and clinical materials (drug substance) at negotiated prices which are generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and control has transferred to the collaborator. The majority of the Company’s costs to produce these preclinical and clinical materials are fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials are significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produces is directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators are preparing for or currently have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, may vary significantly from period to period, which impacts the margins recognized on such product sales.  The Company will no longer be producing preclinical and clinical materials for its collaborators after 2018.

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

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of September 30, 2018, all right-to-test agreements have expired.

If the Company concludes that an option provides the customer a material right, and therefore is a separate performance obligation, the Company then determines the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs: a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license and c) probability of exercise.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $82.3 million. The Company expects to recognize revenue on approximately 2%,  2% and 96% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2018 (in thousands):

	Balance at				Balance at
	January 1, 2018				End
	(ASC 606 adoption)	Additions	Deductions	Impact of Netting	of Period
Nine months ended September 30, 2018
Contract asset	$—	$500	$(5,000)	$5,000	$500

Contract liabilities	$89,967	$706	$(13,368)	$5,000	$82,305

During the three and nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$172	$13,368
Performance obligations satisfied in previous periods	$500	$500

As a result of adoption of ASC 606, a contract asset of $5 million was recorded for a probable milestone which was subsequently earned and paid during the nine months ended September 30, 2018.  During the quarter ended September 30, 2018, a milestone from Fusion was deemed probable, and accordingly, a contract asset was created in the amount of $500,000.  During the nine months ended September 30, 2018, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $5.9 million due to contract asset and contract liability netting. In addition, $750,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the nine months ended September 30, 2018 upon completion of the Debiopharm and another collaborator’s performance obligations, $1.3 million of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements and $335,000 of deferred revenue was recognized upon shipment of clinical materials to a partner and is included in clinical material revenue.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The Company held no marketable securities as of September 30, 2018 and December 31, 2017. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2018 and December 31, 2017, the Company held $303.2 million and $267.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $730,000 and $482,000 of accrued capital expenditures as of September 30, 2018 and December 31, 2017, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of September 30, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$283,864	$283,864	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) was $2.1 million and $5.6 million, respectively, as of September 30, 2018 compared to $2.1 million and $3.8 million as of December 31, 2017. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and for December 31, 2017 was determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades.  There have been no trades since January 2018, so the market value as of September 30, 2018 has been estimated based on the Company’s stock price, which is a Level 3 input.

Unbilled Revenue

The majority of the Company’s unbilled revenue at September 30, 2018 represents research funding earned prior to that date based on actual resources utilized under the Company’s agreements with various collaborators.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first-in, first-out (FIFO) basis.

Inventory at September 30, 2018 and December 31, 2017 is summarized below (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$—	$40
Work in process	1,938	998
Total	$1,938	$1,038

Raw materials inventory consists entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology. The Company considers more than a twelve month supply of raw materials that is not supported by firm, fixed orders and/or projections from its collaborators to be excess and establishes a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense. In accordance with this policy, the Company recorded $403,000 of expense related to excess inventory in the nine months ended September 30, 2017. There were no similar charges in the nine months ended September 30, 2018.

Work in process inventory consists of drug substance manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies.  All drug substance is made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements.  Based on historical reprocessing or reimbursement required for drug substance that did not meet specification and the status of current drug substance on hand or shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at September 30, 2018 or December 31, 2017. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in arrangements with multiple performance obligations is below the Company’s full cost, and the Company’s full cost is not expected to ever be below its contract selling prices for its existing collaborations, and therefore, costs are capitalized into inventory at the supply prices which represents net realizable value. During the nine months ended September 30, 2018 and 2017, the difference between the Company’s full cost to manufacture preclinical and clinical materials on behalf of its collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $965,000 and $1.1 million, respectively.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock at end of period	18,153	15,360	18,153	15,360
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	3,153	2,570	3,378	1,210
Shares issuable upon conversion of convertible notes at end of period	501	740	501	740
Common stock equivalents under if-converted method for convertible notes	501	18,685	501	22,128

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2018, the Company is authorized to grant future awards under an employee share‑based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan. At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of stock grants, the grant of options and the grant of stock‑based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the two previous stock option plans, the ImmunoGen, Inc. 2006 or 2016 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or subsequent to June 20, 2018. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend	None	None	None	None
Volatility	71.91%	69.31%	70.99%	67.26%
Risk-free interest rate	2.89%	1.93%	2.72%	2.00%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2018 and 2017 were $6.11 and $4.13 per share, respectively, and $6.74 and $1.91 per share for options granted during the nine months ended September 30, 2018 and 2017, respectively.

A summary of option activity under the Company’s equity plans as of September 30, 2018, and changes during the nine month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2017	11,971	$9.92
Granted	5,431	10.43
Exercised	(595)	4.94
Forfeited/Canceled	(590)	11.40
Outstanding at September 30, 2018	16,217	$11.47

In September 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals within the next five years. These options are included in the table above. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

During the nine months ended September 30, 2018, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 595,000 shares of common stock at prices ranging from $1.84 to $12.21 per share. The total proceeds to the Company from these option exercises were $2.9 million.

In August 2016, February 2017 and June 2017, the Company granted 117,800,  529,830 and 239,000 shares of restricted common stock with grant date fair values of $3.15,  $2.47 and $4.71, respectively, to certain officers of the Company, however, 71,380 of these shares have subsequently been forfeited. These restrictions will lapse in three equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date.

A summary of restricted stock activity under the Company’s equity plans (inclusive of the performance awards noted above) as of September 30, 2018 and changes during the nine month period ended September 30, 2018 is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2017	2,319	$2.82
Awarded	—	—
Vested	(503)	2.64
Forfeited	—	—
Unvested at September 30, 2018	1,816	$2.87

In  June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan, or ESPP. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP is generally available to all employees who have been continuously employed for three months per year, have customary employment of more than five months in a calendar year, and more than 20 hours per week. Under the ESPP, eligible participants purchase shares of the Company's common stock at a price equal to 85% of the lesser of the closing price of the Company's common stock on the first business day and the final business day of the applicable plan purchase period. Plan purchase periods are six months and begin on January 1 and July 1 of each year, with purchase dates occurring on the final business day of the given purchase period. To pay for the shares, each participant authorizes periodic payroll deductions of up to 15% of his or her eligible cash compensation. All payroll deductions collected from the participant during a purchase period are automatically applied to the purchase of common stock on that period's purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date and are subject to certain limitations imposed by the ESPP and the Internal Revenue Code. At September 30, 2018, subscriptions were outstanding for an estimated 120,000 shares at a fair value of approximately $3.55 per share. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model and updated on the last day if necessary. The expected volatility used in the fair value calculation was 70.1%, the expected life was .5 years, the expected dividend yield was zero, and the risk-free rate was 2.14%. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans was $4.3 million and $12.0 million during the three and nine months ended September 30, 2018, respectively, compared to stock compensation expense of $2.6 million and $8.3 million for the three and nine months ended September 30, 2017, respectively. Stock compensation expense related to the ESPP was $213,000 for the three and nine months ended September 30, 2018. As of September 30, 2018, the estimated fair value of unvested employee awards was $33.4 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years. Also included in stock compensation expense for the nine months ended September 30, 2018 and 2017 is expense recorded for directors’ deferred share units, the details of which are discussed in Note G.

Segment Information

During the nine months ended September 30, 2018, the Company continued to operate in one operating segment which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended September 30, 2018 and 2017 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Partner:	2018	2017	2018	2017
CytomX	14%	1%	7%	20%
Roche	77%	77%	57%	27%
Sanofi	—%	—%	—%	47%
Takeda	2%	13%	29%	4%

There were no other customers of the Company with significant revenues in the three or nine months ended September 30, 2018 and 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.       Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy under ASC 606, $22.9 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended September 30, 2018 were recorded and included in non-cash royalty revenue for the nine-month period ended September 30, 2018. Under the previous revenue recognition policy using ASC 605, $23.7 million of non-cash royalties would have been recorded in the nine months ended September 30, 2018. Under the previous guidance, $20.6 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended June 30, 2017 were included in non-cash royalty revenue for the nine-month period ended September 30, 2017. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash is remitted to Immunity Royalty Holdings, L.P, or IRH, as discussed further in Note E.

Amgen

The Company granted Amgen exclusive development and commercialization licenses to our maytansinoid ADC technology for use with antibodies to specified targets under a now‑expired right‑to‑test agreement established in 2000. With respect to each license, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. In August 2018, Amgen terminated one of its two remaining development and commercialization licenses. As a result, the Company recorded the remaining $84,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the three and nine months ended September 30, 2018.

Sanofi

On May 30, 2017, the Company and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using the Company’s technology. Under the terms of the amended 2003 collaboration and license agreement, the Company granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. The Company and Sanofi also amended a separate 2013 exclusive license to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors. As consideration for these amendments, the Company received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties under both license agreements. Under the previous guidance of ASC 605, the $30 million payment was recognized as revenue and is included in license and milestone fees for the nine months ended September 30, 2017. In addition, $6 million of milestone payments related to the license agreements above, prior to the agreement executed in May 2017, are included in license and milestone fee revenue for the nine months ended September 30, 2017.

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45 million upfront payment in connection with the execution of the right‑to‑test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. In May 2018, Novartis terminated one of its six development and commercialization licenses. As a result, the Company recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the nine months ended September 30, 2018.

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

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provided Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement. The two additional license options were considered material rights as the exercise price for each option was priced at a discount to the fair value of the underlying licenses. Therefore, the non-refundable, upfront arrangement consideration was allocated to the first license, technological improvements and two additional options based on the relative standalone selling price method. The first license was granted to Takeda in December 2015. In March 2018, the right-to-test agreement expired without Takeda exercising their option to a second license or extending the agreement or expanding the agreement as it had the right to do for a third license. Accordingly, the remaining $10.9 million of revenue that had been deferred for such performance obligations was recognized as revenue and is included in license and milestone fees for the nine months ended September 30, 2018. In May 2018, Takeda enrolled its first patient in a Phase I clinical trial, triggering a $5 million milestone payment to the Company. Due to the likelihood of this milestone being attained, this milestone was recognized as a contract asset as part of the cumulative adjustment to transition to ASC 606. It had been previously allocated to the delivered license and the right to technological improvements. The next potential milestone payment the Company will be entitled to receive will be a $10 million development milestone payment with the initiation of a Phase II clinical trial. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from the remaining license.

Fusion

In December 2016, the Company entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. The Company is entitled to receive up to a total of $50 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$15 million; and sales milestones—$35 million. During the three months ended September 30, 2018, a development milestone related to dosing of a first patient in a Phase I clinical trial became probable of being attained, which resulted in a $500,000 contract asset and the related license and milestone fee revenue being recorded in the current period. The next potential milestone payment the Company will be entitled to receive will be a $1.5 million development milestone payment with the initiation of a Phase II clinical trial. Fusion is responsible for the manufacturing, product development, and marketing of any products resulting from the license.

Debiopharm

In May 2017, Debiopharm acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies.  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology. Upon substantial completion of the transfer of the Company’s technologies related to the program (technology transfer) in the fourth quarter of 2017, the Company achieved a $5 million milestone, $4.5 million of which was received in December 2017 and the balance in January 2018. In addition, the Company is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

The total arrangement consideration of $30 million (which comprises the $25 million upfront payment and the transfer fee of $5 million) was allocated to the units of accounting based on the relative selling price method as follows: $29.7 million to the license/technology transfer and $300,000 to the physical materials. The Company recorded $29.5 million of revenue as outlined above when the technology transfer work was substantially completed in the fourth quarter of 2017. The $500,000 balance of the milestone was recorded as revenue in January 2018, coinciding with the delivery of the physical materials, which is included in license and milestone fees for the nine months ended September 30, 2018.

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

Due to the involvement the Company and Jazz both have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the three and nine months ended September 30, 2018,  are $3.3 million and $7.1 million of credits, respectively, related to reimbursements from Jazz, and $1.3 million included in research and development expense for the three and nine months ended September 30, 2017.

The three License Options are considered material rights as the exercise price for each option is priced at a discount to the fair value of the underlying licenses. Therefore, the non-refundable, upfront arrangement consideration of $75 million was allocated to the three License Options based on the relative standalone selling price method. The amounts allocated to the License Options will be recognized as revenue when exercised by Jazz or upon expiration. The Company does not control when Jazz will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue related to the delivery of the licenses, and accordingly, the upfront payment of $75 million is included in long-term deferred revenue as of September 30, 2018.

For additional information related to certain of these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2017 Annual Report on Form 10-K.

D.       Convertible 4.5% Senior Notes

In 2016, the Company issued Convertible Notes with an aggregate principal amount of $100 million. The Company received net proceeds of $96.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $3.4 million.

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

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $70,000 and $3.0 million of interest expense in the nine months ended September 30, 2018 and 2017, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

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

The following table shows the activity within the liability account during the nine-month period ended September 30, 2018 (in thousands):

Period from
December 31, 2017 to
September 30, 2018
Liability related to sale of future royalties, net — beginning balance	$169,413
Kadcyla royalty payments received and paid	(23,658)
Non-cash interest expense recognized	8,192
Liability related to sale of future royalties, net — ending balance	$153,947

As royalties are remitted to IRH, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted to IRH as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 7.3%, however, currently the prospective rate is estimated to be 5.8%. The Company periodically assesses the estimated royalty payments to IRH and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

F. Income Taxes

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $97.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance during the year ended December 31, 2017. As a result, there was no impact to the Company’s income statement as a result of the reduction in tax rates. The Company’s preliminary estimate of the TCJA and the remeasurement of the Company’s deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns, including potential changes related to the impact of the TCJA provisions on executive compensation. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available. At September 30, 2018, there has been no change in the provisional amount and the Company will continue to analyze and refine its calculations related to the measurement of these balances, which is to be completed no later than one year after the enactment of the TCJA.

G.       Capital Stock

2001 Non-Employee Director Stock Plan

During the nine months ended September 30, 2018, the Company recorded approximately $31,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan, compared to $3,000 and $36,000 recorded during the three and nine months ended September 30, 2017. A market value of $72,000 for the stock units was paid to a retiring director in June 2018, effectively closing out the plan.

Compensation Policy for Non-Employee Directors

During the three and nine months ended September 30, 2018, the Company recorded $101,000 and $258,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors compared to $61,000 and $146,000 in compensation expense recorded during the three and nine months ended September 30, 2017, respectively. Pursuant to the Compensation Policy for Non-Employee Directors, in June 2018, February 2018 and January 2017, the Company issued retiring directors 95,497,  77,012 and 53,248 shares of common stock of the Company to settle outstanding deferred share units.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 40,000 options in December 2016, 80,000 options in June 2017, and 128,000 options in June 2018, and the related compensation expense for the nine months ended September 30, 2018 and 2017 is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

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

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance in the first quarter related to a pre-existing plan. Additional expense is recorded for retention benefits over the remaining service period of the related employees, which totaled $1.9 million in the nine months ended September 30, 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits are expected to be paid out in the fourth quarter of 2018.

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the nine months ended September 30, 2017, the Company recorded $386,000 of impairment charges related to this lease. No such charges have been recorded in the current period.

I.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 110,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through

March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed through December 2015, the Company received construction allowances totaling approximately $2 million to build out office and lab space to the Company’s specifications. The Company executed a fourth amendment to this lease in April 2018, leasing an additional 10,000 square feet of office space in order to accommodate employees being retained from the future Norwood closure previously discussed. The Company is entitled to a construction allowance of $400,000 to build normal tenant improvements in this space to its specifications. The Company began recording rent expense for this space during the quarter ending September 30, 2018, when it took control of the space for construction.  The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

Effective April 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease was for five years and two months commencing in July 2013 with an option for the Company to extend the lease for an additional term of five years. The Company was required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company entered into a sublease in December 2014 for this space, effective from January 2015 through July 2018. Due to past payment delinquency, the short span of time remaining on the lease and the estimated amount of time it would take to find another sub-tenant, the remainder of this lease was accrued as a charge in the amount of $169,000 in the first quarter of 2017. This lease has now expired without the Company extending the term.

The minimum rental commitments for the Company’s facilities, including real estate taxes and other expenses, for the next five fiscal years and thereafter under the non-cancelable operating lease agreements discussed above are as follows (in thousands):

2018 (three months remaining)	$2,183
2019	7,995
2020	7,877
2021	7,716
2022	7,782
Thereafter	25,778
Total minimum lease payments	$59,331

There are no obligations under capital leases as of September 30, 2018, as all of the capital leases were single payment obligations which have all been made.

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2018, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80.0 million.

Manufacturing Commitments

As of September 30, 2018, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $2.2 million, of which approximately $0.9 million and $1.3 million will be paid in 2018 and 2019, respectively.

In February 2017, the Company executed a letter agreement with one of its antibody manufacturers to reserve capacity through calendar 2021. The total commitment over the five-year term of the agreement is €46.2 million, of which €14.1 million euros is noncancelable as of September 30, 2018 and €6.3 million has been expensed for materials delivered through September 30, 2018.

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

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab soravtansine in combination regimens to expand the number of patients with ovarian cancer eligible for treatment with the ADC, including those with platinum-sensitive disease. We reported the first clinical data from FORWARD II in June 2017, demonstrating that mirvetuximab soravtansine combined in doublets with full doses of Avastin (bevacizumab), Keytruda (pembrolizumab), and carboplatin, yielded a favorable safety profile.

In May 2018, we reported data from an expansion cohort of over 50 patients evaluating mirvetuximab in combination with Avastin. We observed encouraging activity and safety for the combination and the results were reported in a poster presentation at the ASCO Annual Meeting in June 2018. The overall population received a median of three and up to eight prior lines of therapy, with 58% of patients having received prior Avastin. For the 54 patients evaluable for response, the confirmed overall response rate, or ORR, was 43%, with a median PFS of 7.8 months.  Importantly, in the FORWARD I matched subset of 23 patients with medium or high FRα expression levels and 1-to-3 prior lines of therapy, the confirmed ORR was 48%, with a median PFS of 9.9 months and a median duration of response of 10.6 months. In addition, we provided an update from the carboplatin dose-escalation cohort.  For all 17 evaluable patients in this cohort, the confirmed ORR was 71 percent, with a median PFS of 15 months; in the subset of 10 patients with medium or high FRα expression levels, the confirmed ORR was 80 percent, with a median PFS of 15 months.  Based on the encouraging profile of the Avastin and carboplatin combinations, we have advanced a triplet combination evaluating mirvetuximab plus carboplatin and Avastin in patients with recurrent platinum-sensitive ovarian cancer.

In October 2018, we reported initial data from an expansion cohort of over 50 patients evaluating mirvetuximab in combination with Keytruda. The findings were reported in a poster presentation at the European Society for Medical Oncology (ESMO) 2018 Congress. The data presented at ESMO were for 56 patients with platinum-resistant ovarian cancer, of whom 40 have medium or high FRα expression. Patients had received a median of 3 prior therapies (range 2-7). The combination demonstrated favorable tolerability consistent with the known safety profiles of each agent. For all patients evaluable for response, initial antitumor activity included tumor shrinkage of target lesions in 83% of patients and a confirmed ORR of 30 percent, with a median duration of response, or DOR, of 6.9 months, suggesting a trend towards improvement over mirvetuximab soravtansine monotherapy. In the subset of patients with medium or high FRα expression levels, the confirmed ORR was 31 percent, with a median DOR of 8.1 months, with more robust reductions observed in these patients.  At the time of analysis, the data were immature with 16 patients still on study (all with medium or high FRα expression) and a median follow-up of 8.3 months.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN779, our CD33-targeting product candidate for acute myeloid leukemia, or AML. IMGN779 combines a high-affinity, humanized anti-CD33 antibody with one of our novel indolino-benzodiazepine payloads, called IGNs, which alkylate DNA without crosslinking, resulting in potent anti-leukemia activity with relative sparing of normal hematopoietic progenitor cells. We reported clinical data from this trial in December 2017 demonstrating IMGN779 is well tolerated with no dose limiting toxicities and that IMGN779 has favorable pharmacokinetic/pharmacodynamic properties and anti-leukemia activity. IMGN779 is progressing through dose escalation in a Phase 1 trial in AML and we plan to report additional data from the Phase 1 trial at the 2018 American Society of Hematology (ASH) Annual Meeting in December. We also are advancing IMGN632, a CD123-targeting ADC that uses an even more potent IGN payload agent with a new engineered linker and novel antibody, which we are developing for hematological malignancies, including AML and blastic plasmacytoid dendritic cell neoplasm (BPDCN). In January 2018, we announced that the first patient had been dosed in the Phase 1 trial of IMGN632. We expect to report the first clinical data from dose escalation for IMGN632 at the 2018 ASH Annual Meeting.

In August 2017, we announced a strategic collaboration and option agreement with Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Over the last 37 years, ImmunoGen has assembled the most comprehensive “tool box” in the ADC field. Our  platform technology combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with a on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integration of novel approaches to antibody engineering. Combined with the accumulated experience of our research team, these capabilities have enabled us to generate a pipeline of novel candidates optimized for individual tumor types with potent anti-tumor activity and tolerable safety profiles that we can develop as monotherapies and in combination with existing and novel therapies.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2018, we had $303.2 million in cash and cash equivalents compared to $267.1 million as of December 31, 2017.

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

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition”, which is also referred to herein as "legacy GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. Refer to Note B to the consolidated financial statements for further discussion on this change. There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2018 and 2017

Revenues

Our total revenues for the three months ended September 30, 2018 and 2017 were $10.9 million and $8.5 million, respectively. The $2.4 million increase in revenues in the three months ended September 30, 2018 from the same period in the prior year is primarily attributable to an increase in non-cash royalty revenue due to increased sales of Kadcyla.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $672,000 and $79,000 for the three months ended September 30, 2018 and 2017, respectively. Under previous guidance, license and milestone fees would have been $80,000 in the current quarter. During the quarter ended September 30, 2018, a development milestone under a license agreement with Fusion was deemed probable, and accordingly, $500,000 was included in license and milestone fees in the period.

Deferred revenue of $82.3 million as of September 30, 2018 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with current revenue guidance, ASC 606, $8.4 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended September 30, 2018 were recorded and included in non-cash royalty revenue in the current quarter. Under the previous revenue guidance, ASC 605, $7.6 million of non-cash royalties would have been recorded in the current quarter. Under ASC 605, $6.5 million of non-cash royalties on net sales of Kadcyla for the three‑month period ended June 30, 2017 were included in non-cash royalty revenue for the three-month period ended September 30, 2017. In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Note E to our Consolidated Financial Statements for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of these fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $388,000 for the three months ended September 30, 2018 compared with $650,000 for the three months ended September 30, 2017.

Clinical materials revenue

During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $1.4 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 31, 2017. We will no longer be producing preclinical and clinical materials on behalf of our collaborators after 2018.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) both internal and external manufacturing operations, which also include raw materials.

Research and development expense for the three months ended September 30, 2018 increased $15.5 million to $47.2 million from $31.7 million for the three months ended September 30, 2017, due primarily to higher antibody and cytotoxic costs in support of commercial validation of mirvetuximab soravtansine, increased clinical trial costs related substantially to the FORWARD II study and, to a lesser extent, increased salaries and related expenses driven primarily by increases in headcount and stock-based compensation. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended September 30,
Research and Development Expense	2018	2017
Research	$5,761	$5,053
Preclinical and Clinical Testing	21,229	16,795
Process and Product Development	3,050	2,301
Manufacturing Operations	17,203	7,540
Total Research and Development Expense	$47,243	$31,689

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the three months ended September 30, 2018 increased $708,000 compared to the three months ended September 30, 2017. This increase is principally due to increases in salaries and related expenses and lab supply costs.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2018 increased $4.4 million to $21.2 million compared to $16.8 million for the three months ended September 30, 2017. This increase is primarily the result of an increase in contract services related to clinical, regulatory and commercial-readiness efforts to advance mirvetuximab soravtansine, greater clinical trial costs principally related to increased activity driven by the FORWARD II combination assessments, and an increase in salaries and related expenses.  Partially offsetting these increases, a higher credit was recorded against IMGN779 and IMGN632 development costs in the current period compared to the prior period, resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the three months ended September 30, 2018, total process and product development expenses increased $749,000 compared to the three months ended September 30, 2017. This increase is principally due to increases in contract services, salaries and related expenses, and facility costs allocated to these departments, partially offset by a  higher credit recorded against IMGN779 and IMGN632 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2018, manufacturing operations expense increased $9.7 million to $17.2 million compared to $7.5 million in the same period last year. This increase is principally the result of higher antibody and cytotoxic costs in support of commercial validation of mirvetuximab soravtansine, partially offset by a  higher credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz and an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 increased $439,000 compared to the same period last year. This increase is primarily due to inflation on wages and benefits and an increase in stock-based compensation.

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

In connection with the implementation of the new operating model, we recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the first quarter.  Additional retention expense is recorded over the remaining service period of the related employees, which totaled $846,000 in the current quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits are expected to be paid out in the fourth quarter of 2018.

Investment Income, net

Investment income for the three months ended September 30, 2018 and 2017 was $1.4 million and $293,000, respectively. The increase in the current period is due to a greater average cash balance driven largely by $101.7 million of net proceeds generated from a public offering of common stock in October 2017 and $162.5 million of net proceeds generated from a public offering of common stock in June 2018.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended September 30, 2018 and 2017, we recorded $2.5 million and $3.3 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 5.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. We recorded $23,000 and $762,000 of interest expense in the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense is a result of $97.9 million of the notes converting to shares of common stock during the second half of 2017.

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

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. As a result, we recorded a non-cash debt conversion expense in the amount of $22.2 million in the prior-year quarter. In addition, accrued interest on the bonds of $727,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversion were charged to paid-in capital as a result of the issuance of common stock.

Other (Expense) Income, net

Other (expense) income, net for the three months ended September 30, 2018 and 2017 was ($75,000) and $480,000, respectively. These amounts were foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill  those obligations during the three months ended September 30, 2018 and 2017, respectively.

Comparison of Nine months ended September 30, 2018 and 2017

Revenues

Our total revenues for the nine months ended September 30, 2018 and 2017 were $40.0 million and $76.0 million, respectively. The $36.0 million decrease in revenues in the nine months ended September 30, 2018 from the same period in the prior year is attributable to decreases in license and milestone fees, most significantly related to a $30 million paid up license fee received from Sanofi, and $7 million of other milestones recognized in the prior year, which are discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $13.5 million and $49.9 million for the nine months ended September 30, 2018 and 2017, respectively. Under previous guidance, license and milestone fees would have been $15.2 million in the current period which would have included a $5 million Takeda milestone which would have been recognized in revenue.  Included in license and milestone fees for the current period is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda, a $500,000 payment received in January 2018 related to the delivery of IMGN529 clinical materials to Debiopharm and a $500,000 development milestone that was determined to be probable of occurring under our license agreement with Fusion.  In May 2018, Novartis terminated one of its six development and commercialization licenses. As a result, we recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the current period. Included in license and milestone fees for the nine months ended September 30, 2017 is a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi, $6 million of development milestones achieved under the collaboration and license agreement with Sanofi prior to amendment, $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and a $1 million development milestone achieved under said license agreement with CytomX

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with current revenue guidance, ASC 606, $22.9 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended September 30, 2018 were recorded and included in non-cash royalty revenue in the current period. Under the previous revenue guidance, ASC 605, $23.7 million of non-cash royalties would have been recorded in this period. Under ASC 605, $20.6 million of non-cash royalties on net sales of Kadcyla for the nine‑month period ended June 30, 2017 were included in non-cash royalty revenue for the nine-month period ended September 30, 2017. In April 2015, we consummated a royalty purchase transaction relating to the royalty payments on commercial sales of Kadcyla — see Note E to our Consolidated Financial Statements for further details.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates and the resources our collaborators allocate to the development effort. As such, the amount of these fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $1.2 million for the nine months ended September 30, 2018 compared with $3.0 million for the nine months ended September 30, 2017.

Clinical materials revenue

During the periods presented, we shipped clinical materials in support of certain collaborators’ clinical trials. We are compensated at negotiated prices which are generally consistent with what other third‑parties would charge. The amount of clinical materials revenue we earn, and the related cost of clinical materials charged to research and development expense, is directly related to the number of clinical trials our collaborators who use us to manufacture clinical materials are preparing or have underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive the clinical materials, and the demand our collaborators have for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense may vary significantly from quarter to quarter and year to year. Clinical materials revenue was $2.5 million for each of the nine months ended September 30, 2018 and 2017. We will no longer be producing preclinical and clinical materials on behalf of our collaborators after 2018.

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

Research and development expense for the nine months ended September 30, 2018 increased $30.9 million to $130.8 million from $99.9 million for the nine months ended September 30, 2017, due primarily to higher clinical trial costs driven largely by completion of patient enrollment in FORWARD I, increased costs related to the FORWARD II trial, and higher antibody and cytotoxic costs in support of commercial validation of mirvetuximab soravtansine.  Contract service expense also increased due to increased clinical, regulatory and commercial-readiness efforts to support advancement of mirvetuximab soravtansine, as well as, salaries and related expenses driven primarily by increases in headcount and stock-based compensation. These increases were partially offset by an increase in the credit for co-development spending in the period. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended September 30,
Research and Development Expense	2018	2017
Research	$17,638	$16,355
Preclinical and Clinical Testing	68,094	47,966
Process and Product Development	8,715	7,879
Manufacturing Operations	36,328	27,696
Total Research and Development Expense	$130,775	$99,896

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, research licensing fees, facilities and lab supplies. Research expenses for the nine months ended September 30, 2018 increased $1.3 million compared to the nine months ended September 30, 2017. This increase is principally due to increases in salaries and related expenses, lab supply costs, and facility costs allocated to these departments.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended September 30, 2018 increased $20.1 million to $68.1 million compared to $48.0 million for the nine months ended September 30, 2017. This increase is primarily the result of an increase in clinical trial costs principally driven by advancement of the FORWARD I and FORWARD II studies, an increase in salaries and related expenses, and an increase in contract services to support advancement of mirvetuximab soravtansine. Partially offsetting these increases, a higher credit was recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the nine months ended September 30, 2018, total process and product development expenses increased $836,000 compared to the nine months ended September 30, 2017. This increase is principally due to increases in salaries and related expenses, lab supply costs and allocated facility costs, partially offset by a higher credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended September 30, 2018, manufacturing operations expense increased $8.6 million to $36.3 million compared to $27.7 million in the same period last year. This increase is principally the result of higher antibody and cytotoxic costs in support of commercial validation of mirvetuximab soravtansine and increased depreciation expense related to accelerated amortization of

Norwood leasehold improvements, partially offset by a  higher credit recorded against IMGN779 and IMGN632 development costs in the current period resulting from cost-sharing with Jazz.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 increased $2.1 million compared to the same period last year. This  increase is primarily due to an increase in third-party service fees in the current period.

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

In connection with the implementation of the new operating model, we recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the first quarter.  Additional retention expense will be recorded over the remaining service period of the related employees, which totaled $1.9 million in the nine months ended September 30, 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits are expected to be paid out in the fourth quarter of 2018.

Investment Income, net

Investment income for the nine months ended September 30, 2018 and 2017 was $2.8 million and $551,000, respectively. The increase in the current period is due to a greater average cash balance driven largely by $101.7 million of net proceeds generated from a public offering of common stock in October 2017 and $162.5 million of net proceeds generated from a public offering of common stock in June 2018.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In April 2015, Immunity Royalty Holdings, L.P. (IRH) purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to March 31, 2014, arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone.  As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the nine months ended September 30, 2018 and 2017, we recorded $8.2 million and $10.0 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 5.8%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. We recorded $70,000 and

$3.0 million of interest expense in the nine months ended September 30, 2018 and 2017, respectively. The decrease in interest expense is a result of $97.9 million of the notes converting to shares of common stock during the second half of last year.

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

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.  As a result, we recorded a non-cash debt conversion expense in the amount of $22.2 million in the prior-year period. In addition, accrued interest on the bonds of $727,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversion were charged to paid-in capital as a result of the issuance of common stock.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended September 30, 2018 and 2017 was ($590,000) and $1.4 million, respectively. These amounts were primarily foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the nine months ended September 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$303,205	$267,107
Working capital	252,344	220,571
Shareholders’ equity (deficit)	46,888	(17,895)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash (used) provided by operating activities	$(125,137)	$37,054
Cash used for investing activities	(4,220)	(847)
Cash provided (used) for financing activities	165,455	(1,320)

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity financings in public markets, payments from our collaborators, including license fees, milestones, research funding, and royalties, and more recently, convertible debt. We have also sold our rights to receive royalties on Kadcyla for up-front consideration.  As of September 30, 2018, we had $303.2 million in cash and cash equivalents. Net cash used for operations was $125.1 million and $37.1 million for the nine months ended September 30, 2018 and 2017, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the prior period benefiting from a $30 million paid-up license fee received from Sanofi pursuant to amending its collaboration and license agreements with us, a $25 million upfront payment received from Debiopharm pursuant to the execution of an exclusive license and asset purchase agreement, and a $75 million upfront payment received from Jazz pursuant to the execution of a collaboration and development agreement.

Net cash used for investing activities was $4.2 million and $847,000 for the nine months ended September 30, 2018 and 2017, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment, as well as leasehold improvements in the current period related to building out the new space at our corporate headquarters.

Net cash provided (used) by financing activities was $165.5 million and $(1.3) million for the nine months ended September 30, 2018 and 2017, respectively.  In June 2018, pursuant to a public offering, we issued and sold 15.8 million shares of our common stock resulting in net proceeds of $162.5 million.  In the nine months ended September 30, 2018 and 2017, proceeds from the exercise of approximately 595,000 and 94,000 stock options, respectively, are also included. During the prior period, we induced conversion of $96.9 million of the Convertible Notes to common stock and incurred $1.7 million in related fees.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report.  However, we cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

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

(b)Changes in Internal Controls

During the nine months ended September 30, 2018, we implemented certain internal controls in connection with the adoption of Accounting  Standards Codification Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ImmunoGen, Inc.

Date: November 2, 2018	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President, Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ David B. Johnston
David B. Johnston
Executive Vice President, Chief Financial Officer (Principal Financial Officer)